Form 10-Q
period 1998-06-30
MICROSTRATEGY INC
filed 1998-08-14
CIK 1050446

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

   FOR THE QUARTER ENDED: JUNE 30, 1998     COMMISSION FILE NUMBER 000-24435

                          MICROSTRATEGY INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              51-0323571
                                          (I.R.S. Employer Identification
      (State of incorporation)                        Number)

                 8000 TOWERS CRESCENT DRIVE, VIENNA, VA 22182
                   (Address of Principal Executive Offices)
                                (703) 848-8600
                        (Registrant's telephone number)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    No  X
    -----     ----

  The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on August 1, 1998 was 4,600,000 and 30,735,514, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           MICROSTRATEGY INCORPORATED

                                    FORM 10Q

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets, June 30, 1998 (unaudited) and December
        31, 1997..........................................................    1

     Consolidated Statements of Operations and Comprehensive Income, Three
      Months Ended June 30, 1998 and 1997 (unaudited).....................    2

     Consolidated Statements of Operations and Comprehensive Income, Six
      Months Ended June 30, 1998 and 1997 (unaudited).....................    3

     Consolidated Statements of Cash Flows, Six Months Ended June 30, 1998
      and 1997 (unaudited)................................................    4

     Notes to Consolidated Financial Statements...........................    5

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operation...................................................    8

PART II--OTHER INFORMATION................................................   22

ITEM 1. FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $39,976     $ 3,506
  Accounts receivable, net............................    22,506      16,085
  Prepaid expenses and other current assets...........     1,495       1,435
                                                         -------     -------
    Total current assets..............................    63,977      21,026
                                                         -------     -------
Property and equipment, net...........................     8,430       6,891
Deposits and other assets.............................     2,852       2,148
                                                         -------     -------
    Total assets......................................   $75,259     $30,065
                                                         =======     =======
    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Line-of-credit......................................   $   --      $ 4,508
  Notes payable, current portion......................       --          900
  Dividend notes payable..............................    10,000         --
  Accounts payable and accrued expenses...............    10,283       9,406
  Accrued compensation and employee benefits..........     3,456       3,633
  Deferred revenue....................................     9,223       8,340
                                                         -------     -------
    Total current liabilities.........................    32,962      26,787
Notes payable, long-term portion......................       --        2,658
Deferred revenue......................................     1,109       1,047
                                                         -------     -------
    Total liabilities.................................    34,071      30,492
                                                         -------     -------
Commitments and contingencies
Stockholders' (deficit) equity:
  Preferred stock, par value $0.001 per share,
   5,000,000 shares authorized, no shares issued or
   outstanding........................................       --          --
  Common stock, par value $0.001 per share, 50,000,000
   shares authorized; no shares issued or outstanding
   at June 30, 1998; 29,493,873 shares issued or
   outstanding at December 31, 1997...................       --           29
  Class A Common Stock, par value $0.001 per share,
   100,000,000 shares authorized, 4,600,000 shares
   issued or outstanding at June 30, 1998; no shares
   issued or outstanding at December 31, 1997.........         5         --
  Class B Common Stock, par value $0.001 per share,
   100,000,000 shares authorized, 30,735,514 shares
   issued or outstanding at June 30, 1998; no shares
   issued or outstanding at December 31, 1997.........        31         --
  Additional paid-in capital..........................    41,697          20
  Accumulated other comprehensive income..............       221         158
  Accumulated earnings (deficit)......................       535        (634)
  Deferred compensation...............................    (1,301)        --
                                                         -------     -------
    Total stockholders' (deficit) equity..............    41,188        (427)
                                                         -------     -------
    Total liabilities and stockholders' (deficit) eq-
     uity.............................................   $75,259     $30,065
                                                         =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                          1998        1997
                                                       ----------  ----------
Revenues:
  Product licenses.................................... $   16,245  $    8,134
  Product support.....................................      7,545       3,741
                                                       ----------  ----------
    Total revenues....................................     23,790      11,875
                                                       ----------  ----------
Cost of revenues:
  Product licenses....................................        552         396
  Product support.....................................      4,113       2,059
                                                       ----------  ----------
    Total cost of revenues............................      4,665       2,455
                                                       ----------  ----------
Gross margin..........................................     19,125       9,420
Operating expenses:
  Sales and marketing.................................     12,005       7,036
  Research and development............................      2,776         915
  General and administrative..........................      2,600       1,270
                                                       ----------  ----------
    Total operating expenses..........................     17,381       9,221
                                                       ----------  ----------
Income from operations................................      1,744         199
Interest income.......................................         84          17
Interest expense......................................       (264)        (93)
Other income (expense), net...........................        (45)         (1)
                                                       ----------  ----------
Income before income taxes............................      1,519         122
Provision for income taxes............................        577         --
                                                       ----------  ----------
Net income............................................ $      942  $      122
                                                       ==========  ==========
Other comprehensive income (expense):
  Foreign currency translation adjustment.............         59         (48)
                                                       ----------  ----------
Other comprehensive income (expense)..................         59         (48)
                                                       ----------  ----------
Comprehensive income.................................. $    1,001  $       74
                                                       ==========  ==========
Basic net income per share............................ $     0.03  $     0.00
                                                       ==========  ==========
Weighted average shares outstanding used in computing
 basic net income per share........................... 31,836,613  29,493,873
                                                       ==========  ==========
Diluted net income per share.......................... $     0.03  $     0.00
                                                       ==========  ==========
Weighted average shares outstanding used in computing
 diluted net income per share......................... 36,644,863  32,053,487
                                                       ==========  ==========
Pro forma information (unaudited):
Income before income taxes, as reported............... $    1,519
Pro forma income taxes................................       (577)
                                                       ----------
Pro forma net income.................................. $      942
                                                       ==========
Pro forma basic net income per share.................. $     0.03
                                                       ==========
Pro forma diluted net income per share................ $     0.03
                                                       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                           MICROSTRATEGY INCORPORATED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                        1998         1997
                                                     -----------  -----------
Revenues:
  Product licenses.................................. $    30,527  $    12,865
  Product support...................................      13,158        7,147
                                                     -----------  -----------
    Total revenues..................................      43,685       20,012
                                                     -----------  -----------
Cost of revenues:
  Product licenses..................................       1,090          753
  Product support...................................       7,276        3,858
                                                     -----------  -----------
    Total cost of revenues..........................       8,366        4,611
                                                     -----------  -----------
Gross margin........................................      35,319       15,401
Operating expenses:
  Sales and marketing...............................      22,833       12,328
  Research and development..........................       4,868        1,650
  General and administrative........................       5,163        2,165
                                                     -----------  -----------
    Total operating expenses........................      32,864       16,143
                                                     -----------  -----------
Income (loss) from operations.......................       2,455         (742)
Interest income.....................................         131           17
Interest expense....................................        (501)        (154)
Other income (expense), net.........................         (24)          (2)
                                                     -----------  -----------
Income before income taxes..........................       2,061         (881)
Provision for income taxes..........................         577          --
                                                     -----------  -----------
Net income (loss)................................... $     1,484  $      (881)
                                                     ===========  ===========
Other comprehensive income:
  Foreign currency translation adjustment...........          63           30
                                                     -----------  -----------
Other comprehensive income..........................          63           30
                                                     -----------  -----------
Comprehensive income (loss)......................... $     1,547  $      (851)
                                                     ===========  ===========
Basic net income (loss) per share................... $      0.05  $     (0.03)
                                                     ===========  ===========
Weighted average shares outstanding used in
 computing basic net income (loss) per share........  30,885,791   29,493,873
                                                     ===========  ===========
Diluted net income (loss) per share................. $      0.04  $     (0.03)
                                                     ===========  ===========
Weighted average shares outstanding used in
 computing diluted net income (loss) per share......  35,426,161   29,493,873
                                                     ===========  ===========
Pro forma information (unaudited):
Income before income taxes, as reported............. $     2,061
Pro forma income taxes..............................        (783)
                                                     ===========
Pro forma net income................................ $     1,278
                                                     ===========
Pro forma basic net income per share................ $      0.04
                                                     ===========
Pro forma diluted net income per share.............. $      0.04
                                                     ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              1998     1997
                                                            --------  -------
Operating activities:
  Net income............................................... $  1,484  $  (881)
Adjustments to reconcile net loss to net cash from operat-
 ing activities:
  Depreciation and amortization............................    1,258      565
  Provision for doubtful accounts, net of write-offs and
   recoveries..............................................      --       312
  Other....................................................       49      --
Changes in operating assets and liabilities, net of effect
 of foreign exchange rate changes:
  Accounts receivable......................................   (6,454)  (3,033)
  Prepaid expenses and other current assets................      (50)    (198)
  Accounts payable and accrued expenses, compensation and
   benefits................................................      639    4,000
  Deferred revenue.........................................      966    3,197
  Deposits and other assets................................       (3)      (3)
                                                            --------  -------
    Net cash provided by (used in) operating activities....   (2,111)   3,959
Investing activities:
  Acquisition of property and equipment....................   (2,492)  (1,748)
  Increase in capitalized software.........................      --      (900)
                                                            --------  -------
    Net cash used in investing.............................   (2,492)  (2,648)
Financing activities:
  Proceeds from sale of Class A Common Stock...............   48,950      --
  Repayments on short-term line of credit, net.............   (4,508)     --
  Proceeds from payments on notes receivable...............      --        40
  Proceeds from issuance of notes payable..................      862      712
  Principal payments on notes payable......................   (4,211)    (277)
                                                            --------  -------
    Net cash provided by financing activities..............   41,093      475
    Effect of foreign exchange rate changes on cash........      (20)     (51)
Net increase in cash and cash equivalents..................   36,470    1,735
                                                            --------  -------
Cash and cash equivalents, beginning of year...............    3,506    1,686
Cash and cash equivalents, end of period................... $ 39,976  $ 3,421
                                                            ========  =======
Supplemental disclosure of noncash investing and financing
 activities:
  Retirement of treasury stock............................. $    193  $   195
                                                            ========  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest................... $    536  $   134
                                                            ========  =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION.

  The consolidated balance sheet of Microstrategy Incorporated as of June 30, 1998, the related consolidated statements of operations for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

  The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING.

   On June 16, 1998, the Company issued 4.6 million shares of Class A Common Stock in an initial public offering raising approximately $48.7 million (the "Initial Public Offering"). The holders of Class A Common Stock generally have rights identical to those of holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders.

3. RECENT ACCOUNTING STANDARDS.

  As of June 30, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. SFAS No. 131 will be effective for the Company's filing on Form 10-K for the year ending December 31, 1998.

4. USE OF ESTIMATES.

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

5. INCOME TAXES.

  Prior to the Initial Public Offering, the Company had elected to be treated for federal and state income tax purposes as a Subchapter S corporation. Under Subchapter S, the taxable income or loss is reported by the stockholders and, accordingly, no federal or state income taxes had been provided in the financial statements prior to consummation of the Initial Public Offering.

  In connection with the Initial Public Offering, the Company converted to a Subchapter C corporation and, accordingly, is no longer treated as a Subchapter S corporation for tax purposes. The Company is now subject to federal and state income taxes and will recognize deferred taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which the Company adopted upon consummation of the Initial Public Offering. This

                          MICROSTRATEGY INCORPORATED
statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results. As of June 30, 1998, the Company's deferred tax assets of approximately $1.5 million consist primarily of net operating loss carryforwards related to foreign operations. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the lack of consistent earnings in its foreign operations and the uncertainty as to whether the deferred tax asset is realizable.

  The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the three months and six months ended June 30, 1998.

6. NET INCOME (LOSS) PER SHARE.

  Unaudited reconciliations of the basic net income (loss) per share and diluted net income (loss) per share computations for the three months and six months ended June 30, 1998 and 1997 are as follows:

                         FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                         --------------------------- -------------------------
                             1998          1997          1998         1997
                         ------------- ------------- ------------ ------------
BASIC NET INCOME (LOSS)
 PER SHARE:
Weighted-average common
 shares outstanding.....    31,836,613    29,493,873   30,885,791   29,493,873
                         ============= ============= ============ ============
Net income (loss)....... $         942 $         122 $      1,484 $       (881)
                         ============= ============= ============ ============
Basic net income (loss)
 per share.............. $        0.03 $        0.00 $       0.05 $      (0.03)
                         ============= ============= ============ ============
DILUTED NET INCOME
 (LOSS) PER SHARE:
Weighted-average common
 shares oustanding......    31,836,613    29,493,873   30,885,791   29,493,873
                         ------------- ------------- ------------ ------------
Common shares issuable
 on exercise of stock
 options, net of shares
 assumed to be
 repurchased at the
 average market price...     4,808,250     2,559,614    4,531,370          --
                         ============= ============= ============ ============
Weighted-average common
 shares outstanding
 assuming dilution......    36,644,863    32,053,487   35,426,161   29,493,873
                         ============= ============= ============ ============
Net income (loss)....... $         942 $         122 $      1,484 $       (881)
                         ============= ============= ============ ============
Diluted net income
 (loss) per share....... $        0.03 $        0.00 $       0.04 $      (0.03)
                         ============= ============= ============ ============

  Common stock equivalents are included in the computation of diluted net income (loss) per share using the treasury stock method. During the six-month period ended June 30, 1997, stock options granted by the Company to purchase 1,874,790 common shares were not included in the computation because the effect was anti-dilutive.

  Immediately prior to the Initial Public Offering, all outstanding shares of common stock were changed and converted into shares of Class A Common Stock and exchanged for an identical number of shares of Class B Common Stock.

7. YEAR 2000.

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has

                          MICROSTRATEGY INCORPORATED
designed its products to be capable of handling four digit dates, and therefore the Company believes that the direct impact of the Year 2000 problem on the Company's products will not be significant. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with the Year 2000 date functions that may result in material costs to the Company. It has been widely reported that a significant amount of "business interruption" litigation will arise out of Year 2000 compliance issues. It is uncertain whether or to what extent the Company may be affected by such litigation. In addition, Year 2000 issues may significantly affect the purchasing patterns of customers and potential customers. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

  Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of the Company's own software products with respect to software and which also include third party software and hardware technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The primary business of the Company following its incorporation in 1989 was to provide software consulting services for customers to help them build custom decision support systems. The Company's activities during 1994 and 1995 increasingly focused on the development and sale of software products, culminating in the release of a full complement of DSS products in 1995. Since this time, the Company has continued to focus significant resources on the development of additional functionality and features to its DSS software products. As a result, the Company has transitioned its primary business from that of a provider of services to a provider of software products.

  Since 1995, the Company has significantly increased its sales and marketing, service and support, research and development and general and administrative staffs. The Company has more than doubled its headcount each year since 1995. At January 1, 1995, the Company had 59 employees, and at June 30, 1998, it had 751 employees. Although the Company's revenues have significantly increased in each of the last nine quarters, the Company experienced fluctuating operating margins during 1996, 1997 and the first half of 1998 primarily as a result of increases in staff levels. The Company expects to continue to increase staffing levels and incur additional associated costs in future periods. If the Company is unable to achieve corresponding substantial revenue growth, the Company could suffer operating losses in one or more fiscal quarters and may be unable to forecast such losses prior to the end of any given fiscal quarter. In addition, the Company has experienced net losses and losses from operations for the fiscal years ended December 31, 1996 and December 31, 1994, and was only marginally profitable for the fiscal years ended December 31, 1997 and December 31, 1995. While the Company has experienced significant percentage growth in revenues in recent periods and currently expects substantial, although potentially lower, percentage growth in revenues throughout 1998, prior percentage revenue growth rates should not be considered as necessarily indicative of future growth rates or operating results, and there are a number of factors that could materially affect expected revenue and operating results for fiscal 1998 and subsequent periods.

  The Company's revenues are derived from two principal sources (i) product licenses and (ii) fees for maintenance, technical support, training and consulting services (collectively, "product support"). Prior to January 1, 1998 the Company recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition." Subsequent to December 31, 1997, the Company began recognizing revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." Product license revenues are generally recognized upon the execution of a contract and shipment of the related software product, provided that no significant vendor obligations remain outstanding and the resulting receivable is deemed collectible by management. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for the Company's maintenance and support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for the Company's training and consulting services are recognized at the time the services are performed.

  The sales cycle for the Company's products may span six months or more. Historically, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, the Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, the Company's quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily indicative of the results to be expected for any future period. See "Risk Factors--Potential Fluctuations in Quarterly Operating Results."

  The Company licenses its software through its direct sales force and increasingly through, or in conjunction with, Value Added Resellers ("VARs") and Original Equipment Manufacturers ("OEMs"). Channel partners accounted for, directly or indirectly, approximately 25.8%, 27.5%, 9.0% and 0.1% of the Company's revenues for the six months ended June 30, 1998 and for the years ended 1997, 1996 and 1995, respectively. Although the Company believes that direct sales will continue to account for a majority of product license revenues, the Company intends to increase the level of indirect sales activities. As a result, the Company expects that sales of its product licenses through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of product license revenues. However, there can be no assurance that the Company's efforts to continue to expand indirect sales will be successful. The Company also intends to continue to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                        1998       1997       1998      1997
                                      ---------  ---------  --------  --------
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Product licenses..................       68.3%      68.5%     69.9%     64.3%
  Product support...................       31.7       31.5      30.1      35.7
                                      ---------  ---------  --------  --------
    Total revenues..................      100.0      100.0     100.0     100.0
                                      ---------  ---------  --------  --------
Cost of revenues:
  Product licenses..................        2.3        3.3       2.5       3.8
  Product support...................       17.3       17.3      16.7      19.3
                                      ---------  ---------  --------  --------
    Total cost of revenues..........       19.6       20.6      19.2      23.1
                                      ---------  ---------  --------  --------
Gross margin........................       80.4       79.4      80.8      76.9
                                      ---------  ---------  --------  --------
Operating expenses:
  Sales and marketing...............       50.5       59.3      52.3      61.6
  Research and development..........       11.7        7.7      11.1       8.2
  General and administrative........       10.9       10.7      11.8      10.8
                                      ---------  ---------  --------  --------
    Total operating expenses........       73.1       77.7      75.2      80.6
Income (loss) from operations.......        7.3        1.7       5.6      (3.7)
Interest income.....................        0.4        0.1       0.3       0.1
Interest expense....................       (1.1)      (0.8)     (1.1)     (0.8)
Other income (expense), net.........       (0.2)       --       (0.1)      --
                                      ---------  ---------  --------  --------
Provision for income taxes..........       (2.4)       --       (1.3)      --
                                      ---------  ---------  --------  --------
Net income (loss)...................        4.0%       1.0%      3.4%    (4.4)%
                                      =========  =========  ========  ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues. Total revenues increased to $23.8 million for the three months ended June 30, 1998 from $11.9 million in the three months ended June 30, 1997, representing an increase of 100.3%. Total revenues consist of revenues derived from sales of software product licenses, services and maintenance. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

  Product License Revenues. Product license revenues increased to $16.2 million for the three months ended June 30, 1998 from $8.1 million in the same period ended June 30, 1997, representing an increase of 99.7%.

Product license revenues constituted 68.3% and 68.5% of total revenues for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively. The significant increases in the dollar amount of product license revenues were due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization.

  Product Support Revenues. Product support revenues increased to $7.5 million for the three months ended June 30, 1998 from $3.7 million in the same period ended June 30, 1997, representing an increase of 101.7%. Product support revenues constituted 31.7% and 31.5% of total revenues for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively. The increases in the dollar amount of product support revenues were primarily due to the increase in the number of DSS licenses sold. The Company expects product support revenues as a percentage of total revenues to fluctuate on a period to period basis but generally not to vary significantly from the percentage of total revenues achieved in 1997 and early 1998. However, an element of the Company's sales and marketing strategy is to leverage third-party implementation services to enable it to more rapidly penetrate its target market. To the extent that such efforts are successful, the Company's product support revenues could continue to decline as a percentage of total revenues.

  International Revenues. The Company recognized $5.4 million and $3.4 million of international revenues for the three months ended June 30, 1998, and 1997, respectively, representing approximately 22.6% and 28.6% of total revenues, respectively. The Company opened sales offices in Australia, Canada and Italy in 1998; in Austria, France and the Netherlands in 1997; in Germany in 1996; in the United Kingdom in 1995; and in Spain in 1994.

 Costs and Expenses

  Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $0.6 million and $0.4 million for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively, representing 3.4% and 4.9% of total product license revenues, respectively. The increases in dollar amounts of the Company's cost of product licenses are directly attributable to the increases in the Company's product license revenues coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during the three months ended June 30, 1998 from the three months ended June 30, 1997, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites. The Company anticipates that the cost of product license revenues will increase in dollar amount as license fee revenues increase, but remain relatively constant as a percentage of product license revenues. However, in the event that the Company enters into any royalty arrangements in the future, cost of product license revenues as a percentage of total product license revenues may increase.

  Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of product support revenues was $4.1 million and $2.1 million during the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively, representing 54.5% and 55.0% of total product support revenues, respectively. The dollar increase in cost of product support revenues was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels. Despite the increases in personnel and other costs in the three months ended June 30, 1998, the total cost of product support revenues remained constant as a percentage of revenues during the three months ended June 30, 1998 from the three months ended June 30, 1997, primarily due to increases in maintenance revenues which typically do not require proportionate increases in the costs required to perform associated maintenance services. The Company expects to continue to increase the number of training and implementation consultants in the future, as well as technical support personnel. To the extent that the Company's product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

  Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $12.0 million and $7.0 million for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively, representing 50.5% and 59.3% of total revenues, respectively. The significant increase in sales and marketing expenses in dollar amounts in the three months ended June 30, 1998 was primarily due to increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, and to a lesser extent, increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. The Company believes that it is critically important to gain market share among high-end customers. The Company has invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to acquire market share. The Company believes that the dollar amount of sales and marketing expenses will continue to increase, but should probably decrease over time as a percentage of total revenues from the levels experienced in 1997.

  Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers, depreciation of equipment and expendable equipment purchases. Research and development expenses were $2.8 million and $0.9 million in the three months ended June 30, 1998 and 1997, respectively, representing 11.7% and 7.7% of total revenues, respectively. The increases in research and development expenses were primarily due to additional hiring of research and development personnel. The company expects that research and development expenses will continue to increase in dollar amount as the Company continues to invest in developing new products, applications and product enhancements. In 1997, in accordance with SFAS No. 86, the Company capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of the Company's DSS software product line. As a result, the Company capitalized approximately $0.5 million of research and development costs during the three months ended June 30, 1997. During the three months ended June 30, 1998, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of the Company's products were not material and therefore have been expensed rather than capitalized.

  General and Administrative Expenses. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company as well as outside professional fees. General and administrative expenses were $2.6 million and $1.3 million in the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively, representing 10.9% and 10.7% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staff levels and related costs associated with the growth of the Company's business during these periods. Although the Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

  Provision for Income Taxes. Prior to consummation of the Initial Public Offering, the Company had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, the Company's income was allocated and taxable to the Company's individual stockholders rather than to the Company. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to consummation of the Initial Public Offering.

  The Company's S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time the Company became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, the Company will now account for income taxes as a Subchapter C corporation and has adopted SFAS No. 109, "Accounting for Income Taxes." The Company recorded income tax expense of $0.6 million for the three months ended June 30, 1998. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results. As of June 30, 1998, the Company's deferred tax assets of approximately

$1.5 million consist primarily of net operating loss carryforwards related to foreign operations. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the lack of consistent earnings in its foreign operations and the uncertainty as to whether the deferred tax asset is realizable. The Company's effective tax rate for the period ended June 30, 1998 was 38%.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Revenues. Total revenues increased 118.3% to $43.7 million for the six months ended June 30, 1998 from $20.0 million for the six months ended June 30, 1997.

  Product License Revenues. Product license revenues increased 137.3% to $30.5 million for the six months ended June 30, 1998 from $12.9 million for the six months ended June 30, 1997, representing 69.9% and 64.3% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The significant increases in product license revenues were due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization.

  Product Support Revenues. Product support revenues increased 84.1% to $13.2 million for the six months ended June 30, 1998 from $7.1 million for the six months ended June 30, 1997, representing 30.1% and 35.7% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The increase in the dollar amount of product support revenues was primarily due to the increase in the number of DSS licenses sold. However, product support revenues decreased as a percentage of total revenues during these periods primarily due to the transition of the Company's business from a provider of consulting services to a provider of software products.

  International Revenues. The Company recognized $9.6 million and $4.7 million of international revenues in the six months ended June 30, 1998 and June 30, 1997, representing approximately 21.9% and 23.6% of total revenues, respectively.

 Costs and Expenses

  Cost of Product License Revenues. Cost of product license revenues increased to $1.1 million for the six months ended June 30, 1998 from $0.8 million for the same period ended June 30, 1997, representing 3.6% and 5.9% of total product license revenues, respectively. The increase in the Company's cost of product licenses was directly attributable to the increases in the Company's product license revenue, coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during the first half of 1998 from the same period in 1997, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites.

  Cost of Product Support Revenues. Cost of product support revenues increased to $7.3 million for the six months ended June 30, 1998 from $3.9 million for the same period ended June 30, 1997, representing 55.3% and 54.0% of total product support revenues, respectively. The increase in the Company's cost of product support revenues in 1998 was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $22.8 million for the six months ended June 30, 1998 from $12.3 million for the same period ended June 30, 1997, representing 52.3% and 61.6% of total revenues, respectively. The increase in sales and marketing expenses in 1998 was primarily due to increased staffing as the Company established new international sales offices and expanded its existing direct sales force in addition to increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. The Company believes that in light of the relatively long sales cycle associated with decision support solutions and the recent emergence of the industry, it is critically important to gain market share among high-end customers. The Company has invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to acquire market share.

  Research and Development Expenses. Research and development expenses increased to $4.9 million for the six months ended June 30, 1998 from $1.7 million for the same period ended June 30, 1997, representing 11.1% and 8.2% of total revenues, respectively. The increases in research and development expenses were primarily due to additional hiring of research and development personnel. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues to invest in developing new products, applications and product enhancements. In 1997, in accordance with SFAS No. 86, the Company capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of the Company's DSS software product line. As a result, the Company capitalized approximately $0.9 million of research and development costs during the six months ended June 30, 1997. During the six months ended June 30, 1998, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of the Company's products were not material and therefore have been expensed rather than capitalized.

  General and Administrative Expenses. General and administrative expenses increased to $5.2 million for the six months ended June 30, 1998 from $2.2 million for the same period ended June 30, 1997, representing 11.8% and 10.8% of total revenues, respectively. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods.

  Deferred Compensation Expense. During the six months ended June 30, 1998 the Company granted options to purchase shares of common stock, of which options to purchase 501,000 shares of common stock were granted at exercise prices below fair market value. The Company will amortize approximately $1.3 million of compensation expense relating to these options ratably over the five year vesting period of these options. The Company will record additional compensation expense relating to the options to be allocated across the above expense categories, as appropriate, for the years ending December 31, 1998, 1999, 2000, 2001, 2002 and 2003 of $0.2 million, $0.3 million, $0.3 million,
$0.2 million, $0.2 million and $0.1 million, respectively. For the six months ended June 30, 1998 compensation expense related to the aforementioned options is $0.1 million.

  Provision for Income Taxes. Prior to consummation of the Company's Initial Public Offering, the Company had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, the Company's income was allocated and taxable to the Company's individual stockholders rather than to the Company. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to consummation of the Initial Public Offering.

  The Company's S corporation status terminated shortly prior to consummation of the Initial Public Offering. The Company is now subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, the Company has adopted SFAS No. 109, "Accounting for Income Taxes." The Company recorded income tax expense of $0.6 million for the six months ended June 30, 1998. Had the Company been taxed as a C corporation for the entire six months ended June 30, 1998, the Company would have recorded income tax expense of $0.8 million. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results. As of June 30, 1998, the Company's deferred tax assets of approximately $1.5 million consist primarily of net operating loss carryforwards related to foreign operations. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the lack of consistent earnings in its foreign operations and the uncertainty as to whether the deferred tax asset is realizable.

RECENTLY ISSUED ACCOUNTING STANDARDS

  As of June 30, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. SFAS No. 131 will be effective for the Company's filing on Form 10-K for the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations and short- and long-term borrowings. The Company raised $48.9 million, net of IPO expenses paid to date, from its Initial Public Offering. As a result, at June 30, 1998 and June 30, 1997, the Company had $40.0 million and $3.5 million, respectively, of cash and cash equivalents.

  Cash flows provided (used) by operations were $(2.1) million and $4.0 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in cash provided by operations in the six month period ended June 30, 1998 was primarily due to an increase in accounts receivable, offset by an increase in accounts payable and other accrual liabilities and a net operating loss in the six month period ended June 30, 1997.

  The Company's investing activities used cash of $2.5 and $2.6 million for the six months ended June 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment required to support expansion of the Company's operations.

  The Company's financing activities provided cash of $41.1 million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. The principal source of cash from financing activities during the six-month period ended June 30, 1998 was from the Initial Public Offering pursuant to which the Company raised $48.9 million, net of IPO expenses paid to date, which was offset by net principal payments on bank borrowings of $8.7 million. Prior to the Initial Public Offering, the Company's principal source of cash from financing activities was net borrowings from commercial lending institutions. In December 1996, the Company entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in March 1998, provides for a $9.4 million revolving line of credit for general working capital purposes, a $2.0 million revolving line of credit for equipment and a $4.0 million term loan for equipment. Borrowings under the Business Loan may not exceed 80% of eligible accounts receivable for the revolving working capital line of credit and 80% of the cost of the asset for the revolving equipment line of credit. The borrowings bear interest at (i) the lender's prime rate or LIBOR plus 2.75% for the revolving line of credit and (ii) for the equipment lines of credit (revolving and term) at the lender's prime rate plus 0.5% or a rate equal to the yield of U.S. Treasury Bonds plus 2.65% for loans with the three-year maturity or 2.85% for loans with a four-year maturity. Borrowings under the Business Loan are collateralized by substantially all of the Company's assets. In June 1998, the Company repaid all net borrowings under the Business Loan. As of June 30, 1998, no amounts were outstanding under the Business Loan.

  The Company declared and paid a $10 million dividend to the shareholders of the Company prior to the Initial Public Offering. The dividend was paid in the form of promissory notes (the "Dividend Notes") prior to the termination of the Company's S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. The Dividend Notes have (i) a term of one year; (ii) bear interest at the applicable federal rate for debt obligations having a maturity of one year, which was 5.46% as of June 30, 1998, and (iii) are payable in four equal quarterly installments. The Dividend Notes may be prepaid without penalty at any time at the option of the Company. The Company intends to repay the Dividend Notes from cash flows generated from operations, current available cash and cash equivalents, and, to the extent that other sources are insufficient for this purpose, from the proceeds of the Initial Public Offering.

  The Company believes that the proceeds generated by the sale of Class A Common Stock offered by the Company in its Initial Public Offering, the available borrowings under the Business Loan and the cash generated internally by operations will satisfy the Company's working capital requirements for the foreseeable future.

                                 RISK FACTORS

  Management's Discussion and Analysis of Financial Condition and Results of Operation contains a number of forward-looking statements. These statements are based on current expectations and actual results could differ significantly. Among the factors that could cause actual results to differ are the following:

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE OPERATING RESULTS

  The Company did not begin shipping DSS Agent, the first product in the Company's current product family, until 1994, and a number of the Company's products were first introduced in 1995. Accordingly, the Company's prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible. In addition, the Company has experienced net losses and losses from operations for the fiscal years ended December 31, 1996 and December 31, 1994, and was only marginally profitable for the fiscal years ended December 31, 1997 and December 31, 1995. While the Company has experienced significant percentage growth in revenues in recent periods, prior percentage growth rates should not be considered as necessarily indicative of future growth rates or operating results.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's operating results have in the past and are likely in the future to vary significantly from quarter to quarter as a result of a number of factors, including the size and timing of significant orders, the timing of new product announcements, changes in pricing policies by the Company and its competitors, market acceptance of decision support software generally and of new and enhanced versions of the Company's products in particular, the length of the Company's sales cycles, changes in operating expenses, personnel changes, the Company's success in expanding its direct sales force and indirect distribution channels, the pace and success of international expansion, delays or deferrals of customer implementation and foreign currency exchange rates. Fluctuations in quarterly operating results may in turn produce fluctuations in annual revenues and operating results.

  The Company's product revenues are not predictable with any significant degree of certainty. Historically, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, the Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. As a result, product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Product license revenues are also difficult to forecast because the market for the Company's products is rapidly evolving, and sales cycles, which may last many months, vary substantially from customer to customer. The sales cycle is subject to a number of factors over which the Company has little or no control, including customers' budgetary constraints, the timing of budget cycles, concerns about the introduction of new products by the Company or its competitors and potential downturns in general economic conditions, which may be associated with reductions in demand for management information systems. Product support revenues depend in substantial part on maintenance revenues from existing customers, and to the extent that existing customers do not require ongoing maintenance, revenues would be adversely affected. Seasonal factors may also impact revenue trends as, for example, European sales may tend to be relatively lower during the summer months than during other periods.

  In light of the planned expansion of the Company's business, the Company anticipates substantial increases in operating costs and expenses, including costs and expenses to be incurred in connection with expansion of its technical support, research and development and sales and marketing organizations. Substantial resources are also expected to be devoted to the expansion of indirect sales channels and international operations. The

Company's operating expenses are budgeted on anticipated revenue trends, and achieving expense reductions (or even reductions in the rate of expense growth) may not be possible in the short term, irrespective of whether actual revenue growth is commensurate with the budgeted growth on which expense levels are based. As a result, variations in the timing and amounts of revenue could have a material adverse effect on the Company's quarterly operating results.

  Based upon all of the factors described above, the Company believes that its quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its operating results are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. Furthermore, it is possible that in some future quarters the Company's operating results will fall below the expectations of the Company, market analysts and investors. In such event, the price of the Class A Common Stock would likely be materially and adversely affected.

LENGTHY SALES AND IMPLEMENTATION CYCLES

  The licensing of the Company's software products is often an enterprise-wide decision by prospective customers and generally involves a significant commitment of capital and other resources. The period of time between initial customer contact and an actual sales order may therefore span six months or more as customers seek approval within their organizations for large capital expenditures and implementation of mission-critical technology. During the course of this sales cycle, the competitive environment in which the Company operates may change significantly, due, for example, to the introduction of new products by other industry participants. Customers' budgetary and purchasing priorities may also change significantly during the course of the sales cycle. These factors may in turn have a significant impact on the duration or magnitude of a customer's planned purchasing program. In addition, the time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of the customer's data warehousing requirements. The deployment process generally extends for several months and may involve a pilot implementation of the Company's software products. The complexity of customer requirements, typically involving integration of databases, hardware and software provided by multiple vendors, may also cause the Company on occasion to experience difficulty implementing its products. There can be no assurance that the Company will not experience delays in the implementation of orders in the future or that third parties will be able to successfully install the Company's products. Any delays in the implementation of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

  The markets for decision support and Internet-based information services are intensely competitive and subject to rapidly changing technology. The Company's most direct competitors in these markets are providers of decision support software, push products, browsers with webcasting functionality, electronic and Internet commerce systems, vertical Internet information systems, wireless communications products, on-line service providers ("OSPs") and event-driven technology. Many of these competitors are offering (or may soon offer) products and services that may compete with the Company's information analysis and soon-to-be-released information broadcasting products. The bases of competition in these markets include volume and type of information accessed, timeliness of information delivery, degree of personalization, range of information delivery media, quality of presentation, price/performance sophistication of notification events and ease of implementation.

  The Company's competitors in the decision support market fall generally into the following categories: (i) vendors of relational online analytical processing ("ROLAP") software such as Information Advantage, Inc. and Platinum Technologies Corporation; (ii) vendors of desktop on-line analytical processing ("OLAP") software such as Business Objects S.A. and Cognos Incorporated; and (iii) vendors of multidimensional OLAP software such as Oracle Corporation, Arbor Software Corporation (which has entered into a strategic relationship with International Business Machines ("IBM")), Seagate Software, Inc. ("Seagate") and SAS Institute Incorporated ("SAS"). The Company anticipates continued growth and competition in the decision support software market and the entrance of new competitors into this market in the future. Such new competitors may include Microsoft Corporation ("Microsoft"), which has indicated that it may introduce certain products in 1998 that may overlap to some extent with the functionality of the Company's products.

  Push product vendors such as PointCast Incorporated ("PointCast"), Marimba, Inc. ("Marimba") and BackWeb Technologies Inc. ("BackWeb") offer technologies that deliver information over the Internet to recipients via Web-browsers and proprietary interfaces. Vendors of push products are focused generally on the delivery of text-based information, such as news and sports, but often include some level of numeric information such as stock price updates. Moreover, Marimba has entered into technology partnerships that will extend the scope of its offering to include the delivery of information and analysis from relational data sources, which could provide the Company with increased competition.

  Web-browsers with channels or webcasting functionality, such as Microsoft Internet Explorer and Netscape Navigator, provide an infrastructure for automatically updating a set of information on a recipient's computer. Although this infrastructure is used by the Company to enhance the functionality of its DSS Web product line, webcasting and desktop channels offer an alternative information delivery infrastructure to the Company's DSS Broadcaster product line.

  Products and turn-key solutions for electronic commerce, Internet commerce and electronic business, such as those provided by IBM, Open Market Inc., USWEB Corp. ("U.S. Web"), Silicon Valley Internet Partners ("SVIP") and Sun Microsystems ("Sun"), provide a set of functionality that could be used to implement Internet-based information services. To the extent that these information products sell information and analysis from relational databases they will compete with the Company's products.

  Vertical Internet information systems, including Microsoft Expedia, Microsoft Investor, StockBoss, Microsoft CarPoint, Mercury Mail, TechWeb, ESavers (US Airways, Inc.), C.O.O.L. (Continental Airlines, Inc.), and Internet Travel Network, have developed custom applications and products for the commercialization, analysis and delivery of specific information via the Internet. These systems are generally tailored to a particular application and built in a fashion that is difficult to leverage into other applications. These systems represent competition, in that they provide similar functionality to applications developed using the Company's products.

  Wireless communications and messaging providers, such as AT&T Corp. ("AT&T"), Nextel Communications ("Nextel"), Sprint Corporation ("Sprint"), MCI Communications Corporation ("MCI"), WorldCom, Inc. ("WorldCom"), Tridium Corp. ("Tridium"), PageNet, Inc. ("PageNet") and SkyTel Corp. ("SkyTel"), offer a variety of alpha enabled mobile phones and pagers. It is possible that these companies will implement custom-developed information services for consumers of their mobile phones and pagers that will compete with applications using the Company's products and services.

  OSPs include companies such as America Online, Inc. ("America Online"), Microsoft's Microsoft Network ("MSN"), Prodigy, Inc. ("Prodigy"), @ Home Network ("@Home") and WebTV Networks, Inc. ("WebTV") (acquired by Microsoft) that provide text-based content, such as news and sports, over the Internet and on proprietary online services. The potential exists for these companies to implement applications that overlap with the functionality provided by the Company.

  Providers of event notification systems include companies such as TIBCO Finance Technology Inc. ("TIBCO"), which markets a product that monitors stock tickers and notifies subscribers when preset thresholds are crossed; Clarify Inc. ("Clarify"), which handles loan applications with a financial system developed by SAP AG; BEA Systems, Inc. ("BEA Systems"), which provides middleware; and Vitria Technology Inc. ("Vitria Technology") which provides event-based workflow software. The systems for event-driven notification provided by these companies at present and in the future may result in technology that overlaps with that provided by the Company.

  The Company believes that it differentiates itself from other industry participants by offering comprehensive support for all significant relational database platforms. If a single vendor wins a substantial share of the relational database market, the Company may find it more difficult to differentiate its offerings from its competitors, which may materially adversely affect the Company's business, operating results and financial condition.

  Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than the Company. In addition, many of the Company's competitors have well established relationships with current and potential customers and extensive knowledge of the data warehouse industry. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could have a material adverse effect on the Company's margins and its ability to obtain maintenance revenues for new and existing product licenses on favorable terms.

MANAGEMENT OF GROWTH

  The Company is experiencing rapid expansion in all areas of its operations, and the Company anticipates that this expansion will continue. The total number of Company employees grew from 59 on January 1, 1995 to 751 on June 30, 1998, and further significant increases in the number of employees are anticipated. The Company's growth has placed, and is expected to continue to place, significant demands on its administrative, operational, financial, and personnel resources. In particular, the Company expects that current and planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners, and expanded treasury functions to manage foreign currency risks. The Company may also be required to expand its support organization significantly to further develop indirect distribution channels that penetrate different and broader markets and to accommodate growth in the Company's installed customer base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

NEED TO RECRUIT ADDITIONAL SKILLED PERSONNEL; DEPENDENCE ON KEY PERSONNEL

  The Company's future success depends upon its continuing ability to attract, train, assimilate and retain highly qualified personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be able to retain its key employees or that it can attract, train, assimilate or retain other highly qualified personnel in the future. The Company's success also depends in large part on the continued service of its key management personnel, particularly Michael J. Saylor, the Company's President and Chief Executive Officer, and Sanju K. Bansal, the Company's Executive Vice President and Chief Operating Officer. The loss of the services of one or more of these individuals or other key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON NEW VERSIONS, NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

  The market for the Company's products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Emergence of new standards in related fields may also have an adverse effect on existing products. This could be the case, for example, if new Web protocols were to emerge that were incompatible with deployment of the Company's DSS applications over the Web. Although the Company's DSS solutions allow the core database component to reside on nearly all enterprise server hardware and operating system combinations (Mainframe, AS/400, Unix, Windows NT, Windows), the Company's application server component currently runs only on the Windows NT operating system. Therefore, the Company's ability to increase sales of its products may depend on the continued acceptance of the Windows NT operating system. To the extent that potential customers use Unix operating systems as their application server, the Company would be precluded from addressing that segment of the DSS application market. The development of a Unix product would require a substantial investment of resources by the Company and there is no assurance that such a product could be introduced on a timely or cost effective basis or at all.

  The Company believes that its future success will depend in large part on its ability to continue to support a number of popular operating systems and databases, and on its ability to maintain and improve its current product line and to develop new products on a timely basis that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in DSS applications, major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company's products. Moreover, to date the Company has had only a limited number of customers who have deployed its products in environments that involve terabytes of data and thousands of active users, and widespread deployment in these complex environments may create unexpected delays or other difficulties. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these enhancements or that the Company's new products and product enhancements will achieve market acceptance.

DEPENDENCE ON GROWTH OF MARKET FOR DECISION SUPPORT SOFTWARE

  All of the Company's revenues have been attributable to the sale of decision support software and related maintenance, consulting and training services, and such software and services are expected to account for the Company's revenues for the foreseeable future. Although demand for decision support software has grown in recent years, the market for decision support software applications is still emerging. Further development of the market may be impaired by, among other factors, resistance from consumer and privacy groups to increased commercial collection and use of data regarding spending and other personal behavior patterns. There can be no assurance that the market will continue to grow or that, even if the market does grow, businesses will adopt the Company's solutions. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about decision support software generally and the Company's solutions in particular. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance and, if the market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER EFFECT OF DUAL CLASSES OF COMMON STOCK

  Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share. As of June 30, 1988, the Company's Class B Common Stock shareholders owned or controled 30,735,514 shares of Class B Common Stock representing 98.5% of the voting power of the Company. Michael J. Saylor, the Company's Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, will control 22,574,662 shares of Class B Common Stock representing 72.3% of the voting power of the Company. Accordingly, Mr. Saylor will be able to control the Company through his ability to determine the outcome of elections of the Company's directors, amend the Company's Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and the terms thereof.

  The Company's Certificate of Incorporation permits holders of Class B Common Stock to transfer shares of Class B Common Stock, subject to approval of the holders of a majority of the outstanding Class B Common Stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B Common Stock could, without seeking other approval, transfer voting control of the Company to a third party. Transfer of voting control to such a transferee could have a material adverse effect on the Company's business prospects and financial condition. Mr. Saylor will also be able to prevent a change of control of the Company, regardless of whether holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

  The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. The Company has no patents or patent applications pending and has no registered trademarks (other than MicroStrategy, QuickStrike, EISToolkit and Strategy System) or registered copyrights (other than the EISToolkit 2.0 reference manual). Despite the Company's efforts to protect its proprietary rights, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

  There can be no assurance in the future that a third party will not claim that the Company's technology infringes its proprietary rights. As the number of software products in the Company's target market increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, whether with or without merit, can be time consuming and expensive to defend. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to its current or future products or that any such assertion will not require the Company to enter into royalty arrangements or litigation that could be costly to the Company.

INTERNATIONAL OPERATIONS

  International sales accounted for 21.9%, 26.6%, 11.1%, and 11.3% of the Company's total revenue for the six months ended June 30, 1998 and for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. The Company intends to continue to expand its international operations and enter additional international markets. Such expansion will require significant management attention and financial resources and could adversely affect the Company's business, operating results or financial condition. In order to expand international sales successfully in 1998 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. There can be no assurance that the Company will be able to do so in a timely manner, which may limit the Company's growth in international sales. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. In addition to the foreign currency risks described below, other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection and the burden of complying with a wide variety of foreign laws. Such factors may have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

SHARES ELIGIBLE FOR FUTURE SALE

  Future sales of Class A Common Stock could adversely affect the market price of the Class A Common Stock. Several of the Company's principal stockholders hold a significant portion of the outstanding Class B Common Stock, and a decision by one or more of these stockholders to convert such shares into Class A Common Stock (which conversion may take place at any time) and sell their shares could adversely affect the market price of the Class A Common Stock. The shares of Class A Common Stock are freely tradeable without restriction in the public market, except for shares purchased by "affiliates" of the Company. The holders of all the shares of Class B Common Stock (which may be converted into Class A Common Stock at any time) have entered into agreements with the Underwriters (the "Lock-up Agreements") which will provide that, until December 9, 1998, they will not offer, sell, contract to sell or otherwise dispose of any shares of Class A Common Stock or securities of the Company which are substantially similar to the shares of Class A Common Stock or which are convertible into or exchangeable for, or represent the right to receive, shares of Class A Common Stock without the prior written consent of the representatives of the Underwriters. Upon the expiration of the Lock-up Agreements, a substantial majority of the shares covered by the Lock-up Agreements will be eligible for sale pursuant to Rule 144.

  The Company filed a Registration Statement on Form S-8 in June 1998 registering the 8,000,000, 300,000, 200,000 and 400,000 shares of Class A
Common Stock that are issuable upon the exercise of stock options either outstanding or available for grant pursuant to the Company's 1996 Stock Plan ("1996 Stock Plan"), 1997 Stock Option Plan for French Employees ("French Plan"), 1997 Director Option Plan ("Director Option Plan") and the 1998 Employee Stock Purchase Plan (the "Purchase Plan" and together with the 1996 Stock Plan, the French Plan and the Director Option Plan, the "Company Stock Plans"), respectively. Consistent with the terms of the Company Stock Plans, holders of options will be unable to sell any shares of Class A Common Stock received upon the exercise of options granted thereunder until December 9, 1998, and no shares will be acquired under the Purchase Plan prior to January 31, 1999. Options granted under the 1997 Director Option Plan do not generally begin to vest until October 1998. Following effectiveness, shares covered by the Registration Statement on Form S-8 will be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates as well as to the limitations on sale and vesting described above.

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

      None

  Item 2. Changes in Securities and Use of Proceeds S-K 701(f)

  The Company sold 4,440,000 shares of its Class A Common Stock, $.001 par value, on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities Exchange Commission on June 10, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the offering from the sale of Class A Common Stock by the Company and the selling stockholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions and, based on the Company's reasonable estimate, approximately $0.9 million was for other expenses. The Company's net proceeds from the offering were approximately $48.7 million. From the Effective Date through August 14, 1998, the Company used $13.6 million of such net proceeds to repay all net borrowings under the Business Loan. In addition, the Company used $2.5 million of such net proceeds to repay a portion of the borrowings under the Company's $10.0 Dividend Notes which were issued to certain shareholders of the Company prior to the consummation of the offering. Approximately $2.4 million of the $2.5 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of August 14, 1998 the Company had approximately $32.6 million of proceeds remaining from the Offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in investment-grade, interest-bearing instruments.

  Item 3. Defaults upon Senior Securities

      None

  Item 4. Submission of Matters to a Vote of Security Holders

      None

  Item 5. Other Information

      None

  Item 6. A. Exhibits

      3.1 Form of Amended and Restated Certificate of Incorporation of the Company.
      3.2 Form of Restated Bylaws of the Company.
      4.1 Form of Certificate of Class A Common Stock of the Company.
      27 Financial Data Schedule

      B. Reports on Form 8-K

      None

  All other items are omitted because they are not applicable or the answers are none.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1    Form of Amended and Restated Certificate of Incorporation of the Company.             *
  3.2    Form of Restated Bylaws of the Company.                                               *
  4.1    Form of Certificate of Class A Common Stock of the Company.                           *
  27     Financial Data Schedule.                                                  Filed Herewith

--------
*Filed with the Company's Registration Statement on Form S-1 (Registration No.
   333-49899), and incorporated herein by reference.

           * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          Microstrategy Incorporated

                                                   /s/ Michael J. Saylor
                                          By___________________________________
                                                     Michael J. Saylor
                                                Chief Executive Officer and
                                                         President

                                                     /s/ Mark S. Lynch
                                          By___________________________________
                                                       Mark S. Lynch
                                                  Chief Financial Officer

Date: August 14, 1998