Form 10-Q
period 1998-09-30
MICROSTRATEGY INC
filed 1998-11-17
CIK 1050446

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                              ------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED: SEPTEMBER 30, 1998       COMMISSION FILE NUMBER 000-24435


                          MICROSTRATEGY INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                        51-0323571
(State of incorporation)                 (I.R.S. Employer Identification Number)



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

  Yes   X     No
      -----      -----

  The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on November 1, 1998 was 4,889,100 and 30,735,514, respectively.

                          MICROSTRATEGY INCORPORATED

                                   FORM 10Q

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

       Consolidated Balance Sheets, September 30, 1998 (unaudited) and December 31, 1997....................  1

       Consolidated Statements of Operations and Comprehensive Income, Three Months Ended
         September 30, 1998 and 1997 (unaudited)............................................................  2

       Consolidated Statements of Operations and Comprehensive Income, Nine Months Ended
         September 30, 1998 and 1997 (unaudited)............................................................  3

       Consolidated Statements of Cash Flows, Nine Months Ended September 30, 1998 and 1997
         (unaudited)........................................................................................  4

       Notes to Consolidated Financial Statements...........................................................  5

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation............  8

PART II--OTHER INFORMATION.................................................................................. 23

ITEM 1.   FINANCIAL STATEMENTS

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                         1998             1997
                                                                                   ----------------  --------------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................         $29,868         $ 3,506
  Accounts receivable, net........................................................          29,478          16,085
  Prepaid expenses and other current assets.......................................           2,772           1,435
                                                                                           -------         -------
     Total current assets.........................................................          62,118          21,026
                                                                                           -------         -------
Property and equipment, net.......................................................          11,690           6,891
Deposits and other assets.........................................................           2,755           2,148
                                                                                           -------         -------
     Total assets.................................................................         $76,563         $30,065
                                                                                           =======         =======

      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................................         $10,944         $ 9,406
  Accrued compensation and employee benefits......................................           4,690           3,633
  Deferred revenue................................................................           9,225           8,340
  Line-of-credit..................................................................              --           4,508
  Notes payable, current portion..................................................              --             900
  Dividend notes payable..........................................................           7,500              --
                                                                                           -------         -------
     Total current liabilities....................................................          32,359          26,787
Notes payable, long-term portion..................................................              --           2,658
Deferred revenue..................................................................             795           1,047
                                                                                           -------         -------
     Total liabilities............................................................          33,154          30,492
                                                                                           -------         -------
Commitments and contingencies
Stockholders' (deficit) equity:
  Preferred stock, par value $0.001 per share, 5,000,000 shares authorized,
           no shares issued and outstanding.......................................              --              --
  Common stock, par value $0.001 per share, 50,000,000 shares authorized; no shares issued or outstanding at September 30, 1998; 29,493,873 shares issued
           and outstanding at December 31, 1997...................................              --              29
  Class A Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 4,852,900 shares issued and outstanding at September 30, 1998;
           no shares issued or outstanding at December 31, 1997...................               5              --
  Class B Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 30,735,514 shares issued and outstanding at September 30, 1998;
           no shares issued or outstanding at December 31, 1997...................              31              --
  Additional paid-in capital......................................................          41,544              20
  Accumulated other comprehensive income..........................................             553             158
  Accumulated earnings (deficit)..................................................           2,463            (634)
  Deferred compensation...........................................................          (1,187)             --
                                                                                           -------         -------
     Total stockholders' (deficit) equity.........................................          43,409            (427)
                                                                                           -------         -------
     Total liabilities and stockholders' (deficit) equity.........................         $76,563         $30,065
                                                                                           =======         =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             1998             1997
                                                                                        ---------------  ---------------
Revenues:
  Product licenses......................................................................   $    16,949      $    10,545
  Product support.......................................................................        10,065            4,206
                                                                                           -----------      -----------
     Total revenues.....................................................................        27,014           14,751
                                                                                           -----------      -----------
Cost of revenues:
  Product licenses......................................................................           586              434
  Product support.......................................................................         4,658            2,462
                                                                                           -----------      -----------
     Total cost of revenues.............................................................         5,244            2,896
                                                                                           -----------      -----------
Gross margin............................................................................        21,770           11,855
Operating expenses:
  Sales and marketing...................................................................        12,926            7,872
  Research and development..............................................................         3,218            1,487
  General and administrative............................................................         2,941            1,998
                                                                                           -----------      -----------
     Total operating expenses...........................................................        19,085           11,357
                                                                                           -----------      -----------
Income from operations..................................................................         2,685              498
Interest income.........................................................................           551               37
Interest expense........................................................................          (120)             (48)
Other income (expense), net.............................................................            (7)              (1)
                                                                                           -----------      -----------
Income before income taxes..............................................................         3,109              486
Provision for income taxes..............................................................         1,181               --
                                                                                           -----------      -----------
Net income..............................................................................   $     1,928      $       486
                                                                                           ===========      ===========
Other comprehensive income (expense):
  Foreign currency translation adjustment...............................................           332             (125)
                                                                                           -----------      -----------

Comprehensive income....................................................................   $     2,260      $       361
                                                                                           ===========      ===========
Basic net income per share..............................................................         $0.05            $0.02
                                                                                           ===========      ===========
Weighted average shares outstanding used in computing basic net income per share........    35,543,737       29,493,873
                                                                                           ===========      ===========
Diluted net income per share............................................................         $0.05            $0.02
                                                                                           ===========      ===========
Weighted average shares outstanding used in computing diluted net income per share......    40,881,728       31,850,842
                                                                                           ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial
 Statements.

                          MICROSTRATEGY INCORPORATED

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                                            1998              1997
                                                                                      -----------------  ---------------
Revenues:
  Product licenses....................................................................     $    47,476      $    23,410
  Product support.....................................................................          23,223           11,353
                                                                                           -----------      -----------
     Total revenues...................................................................          70,699           34,763
                                                                                           -----------      -----------
Cost of revenues:
  Product licenses....................................................................           1,676            1,187
  Product support.....................................................................          11,934            6,320
                                                                                           -----------      -----------
     Total cost of revenues...........................................................          13,610            7,507
                                                                                           -----------      -----------
Gross margin..........................................................................          57,089           27,256
Operating expenses:
  Sales and marketing.................................................................          35,759           20,200
  Research and development............................................................           8,086            3,137
  General and administrative..........................................................           8,104            4,163
                                                                                           -----------      -----------
     Total operating expenses.........................................................          51,949           27,500
                                                                                           -----------      -----------
Income (loss) from operations.........................................................           5,140             (244)
Interest income.......................................................................             682               54
Interest expense......................................................................            (621)            (202)
Other income (expense), net...........................................................             (31)              (3)
                                                                                           -----------      -----------
Income before income taxes............................................................           5,170             (395)
Provision for income taxes............................................................           1,758               --
                                                                                           -----------      -----------
Net income (loss).....................................................................     $     3,412      $      (395)
                                                                                           ===========      ===========
Other comprehensive income:
  Foreign currency translation adjustment.............................................             392              (95)
                                                                                           -----------      -----------

Comprehensive income (loss)...........................................................     $     3,804      $      (490)
                                                                                           ===========      ===========
Basic net income (loss) per share.....................................................           $0.10           $(0.01)
                                                                                           ===========      ===========
Weighted average shares outstanding used in computing basic net income (loss) per
 per share............................................................................      32,771,485       29,501,012
                                                                                           ===========      ===========
Diluted net income (loss) per share...................................................           $0.09           $(0.01)
                                                                                           ===========      ===========
Weighted average shares outstanding used in computing diluted net income (loss) per
 per share............................................................................      37,936,672       29,501,012
                                                                                           ===========      ===========

Pro forma information (unaudited):
Income before income taxes, as reported...............................................     $     5,170
Pro forma income taxes................................................................          (1,965)
                                                                                           -----------
Pro forma net income..................................................................     $     3,205
                                                                                           ===========
Pro forma basic net income per share..................................................           $0.10
                                                                                           ===========
Pro forma diluted net income per share................................................           $0.08
                                                                                           ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 1998         1997
                                                                                             ------------  -----------
Operating activities:
  Net income (loss).........................................................................    $  3,412      $  (395)
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization.............................................................       2,045          648
  Provision for doubtful accounts, net of write-offs and recoveries.........................         150          312
  Other.....................................................................................         163           --
Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
  Accounts receivable.......................................................................     (13,228)      (1,192)
  Prepaid expenses and other current assets.................................................        (938)        (240)
  Accounts payable and accrued expenses, compensation and benefits..........................       1,213        3,426
  Deferred revenue..........................................................................       1,145        2,589
  Deposits and other assets.................................................................         (48)         117
                                                                                                --------      -------
     Net cash provided by (used in) operating activities....................................      (6,086)       5,265
Investing activities:
  Acquisition of property and equipment.....................................................      (6,144)      (2,876)
  Increase in capitalized software..........................................................          --       (1,400)
                                                                                                --------      -------
     Net cash used in investing.............................................................      (6,144)      (4,276)
Financing activities:
  Proceeds from sale of Class A common stock and exercise of stock options..................      48,797           --
  Repayments on short-term line of credit, net..............................................      (4,508)          --
  Proceeds from payments on notes receivable................................................          --           41
        Repayments of dividend notes payable................................................      (2,500)          --
  Proceeds from issuance of notes payable...................................................         862        1,272
  Principal payments on notes payable.......................................................      (4,211)        (369)
                                                                                                --------      -------
     Net cash provided by financing activities..............................................      38,440          944
     Effect of foreign exchange rate changes on cash........................................         152         (113)
Net increase in cash and cash equivalents...................................................      26,362        1,820
                                                                                                --------      -------
Cash and cash equivalents, beginning of year................................................       3,506        1,686
Cash and cash equivalents, end of period....................................................    $ 29,868      $ 3,506
                                                                                                ========      =======
Supplemental disclosure of noncash investing and financing activities:
  Retirement of treasury stock..............................................................    $     --      $   193
                                                                                                ========      =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................................................    $    576      $   144
                                                                                                ========      =======
  Cash paid during the year for income taxes................................................    $  1,330      $    --
                                                                                                ========      =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION.

     The consolidated balance sheet of MicroStrategy Incorporated as of September 30, 1998, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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


3.   RECENT ACCOUNTING STANDARDS.

     As of September 30, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. SFAS No. 131 will be effective for the Company's filing on Form 10-K for the year ending December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement becomes effective for the Company's fiscal year 1998 and standardizes the disclosure requirements for pensions and other postretirement benefits to require additional information on changes in the benefit obligation and fair values of plan assets. The Company believes the adoption of SFAS No. 132 will not have a material effect on the financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every dertivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liablility measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

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

     In connection with the Initial Public Offering, the Company converted to a Subchapter C corporation and, accordingly, is no longer treated as a Subchapter S corporation for tax purposes. The Company is now subject to federal and state income taxes and will recognize deferred taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which the Company adopted upon consummation of the Initial Public Offering. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results. As of September 30, 1998, the Company's deferred tax assets of approximately $0.8 million consist primarily of net operating loss carryforwards related to foreign operations net of deferred tax assets and liabilities due to the change from cash to accrual basis taxpayer. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the lack of consistent earnings in several of its foreign operations and the uncertainty as to whether the deferred tax asset is realizable.

     The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the nine months ended September 30, 1998.

6.   NET INCOME (LOSS) PER SHARE.

     Unaudited reconciliations of the basic net income (loss) per share and diluted net income (loss) per share computations for the three months and nine months ended September 30, 1998 and 1997 are as follows:

                                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                              -----------------------------  ----------------------------
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                              -----------------------------  ----------------------------
                                                                   1998            1997          1998           1997
                                                              ---------------  ------------  ------------  --------------
BASIC NET INCOME (LOSS) PER SHARE:
Weighted-average common shares outstanding....................     35,543,737    29,493,873    32,771,485     29,501,012
                                                                  ===========   ===========   ===========    ===========
Net income (loss).............................................    $     1,928   $       486   $     3,412    $      (395)
                                                                  ===========   ===========   ===========    ===========
Basic net income (loss) per share.............................    $      0.05   $      0.02   $      0.10    $     (0.01)
                                                                  ===========   ===========   ===========    ===========
DILUTED NET INCOME (LOSS) PER SHARE:
Weighted-average common shares oustanding.....................     35,543,737    29,493,873    32,771,485     29,501,012
                                                                  -----------   -----------   -----------    -----------
Common shares issuable on exercise of stock options, net
 of shares assumed to be repurchased at the average
 market price.................................................      5,337,991     2,356,968     5,165,187             --
                                                                  ===========   ===========   ===========    ===========

Weighted-average common shares outstanding assuming
                                                                   40,881,728    31,850,842    37,936,672     29,501,012
 dilution.....................................................    ===========   ===========   ===========    ===========

Net income (loss).............................................    $     1,928   $       486   $     3,412    $      (395)
                                                                  ===========   ===========   ===========    ===========
Diluted net income (loss) per share...........................    $      0.05   $      0.02   $      0.09    $     (0.01)
                                                                  ===========   ===========   ===========    ===========

     Common stock equivalents are included in the computation of diluted net income (loss) per share using the treasury stock method. During the nine-month period ended September 30, 1997, stock options granted by the Company to purchase 2,345,096 common shares were not included in the computation because the effect was anti-dilutive.

     Immediately prior to the Initial Public Offering, all outstanding shares of common stock were exchanged and converted into shares of Class A Common Stock and exchanged for an identical number of shares of Class B Common Stock.

7.   YEAR 2000.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has designed the 5.0 version of its products to be capable of handling four digit dates, and therefore the Company believes that the direct impact of the Year 2000 problem on the Company's products will not be significant. However, certain of the Company's products incorporate third-party software. There can be no assurances that the Company's current products (including those that incorporate third-party software and those that do not) do not contain undetected errors or unanticipated defects associated with the Year 2000 date functions that may result in material costs to the Company. It has been widely reported that a significant amount of "business interruption" litigation will arise out of Year 2000 compliance issues. It is uncertain whether or to what extent the Company may be affected by such litigation. In addition, Year 2000 issues may significantly affect the purchasing patterns of customers and potential customers. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

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

     MicroStrategy has funded its Year 2000 compliance activities from cash flows and has not allocated additional funds in the past to the Year 2000 effort associated with either our software or internal systems. During 1999, the Company intends to spend an estimated $100,000 on preparing its internal systems for the Year 2000. The Company does not plan to utilize extensive outside assistance in the completion of its internal Year 2000 effort.

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

     Since 1995, the Company has significantly increased its sales and marketing, service and support, research and development and general and administrative staffs. The Company has more than doubled its headcount each year since 1995. At January 1, 1995, the Company had 59 employees, and at September 30, 1998, it had 841 employees. Although the Company's revenues have significantly increased in each of the last nine quarters, the Company experienced fluctuating operating margins during 1996, 1997 and the first half of 1998 primarily as a result of increases in staff levels. The Company expects to continue to increase staffing levels and incur additional associated costs in future periods. If the Company is unable to achieve corresponding substantial revenue growth, the Company could suffer operating losses in one or more fiscal quarters and may be unable to forecast such losses prior to the end of any given fiscal quarter. In addition, the Company has experienced net losses and losses from operations for the fiscal years ended December 31, 1996 and December 31, 1994, and was only marginally profitable for the fiscal years ended December 31, 1997 and December 31, 1995.

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

     The sales cycle for the Company's products may span nine months or more. Historically, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, the Company currently operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, the Company's quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily indicative of the results to be expected for any future period. See "Risk Factors--Potential Fluctuations in Quarterly Operating Results."

     The Company licenses its software through its direct sales force and through, or in conjunction with, Value Added Resellers ("VARs") and Original Equipment Manufacturers ("OEMs"). VARs and OEMs accounted for, directly or indirectly, approximately 33%, 27.5%, 9.0% and 0.1% of the Company's revenues for the nine months ended September 30, 1998 and for the years ended 1997, 1996 and 1995, respectively. Although the Company believes that direct sales will continue to account for a majority of product license revenues, the Company intends to increase the level of indirect sales activities. As a result, the Company expects that sales of its product licenses through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of product license revenues. However, there can be no assurance that the Company's efforts to continue to expand indirect sales will be successful. The Company also intends to continue to expand its international operations and has committed, and continues to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 ---------------------------  ----------------------
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------------  ----------------------
                                                     1998           1997         1998        1997
                                                 -------------  ------------  ----------  ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product licenses...............................        62.7%         71.5%       67.2%       67.3%
  Product support................................        37.3          28.5        32.8        32.7
                                                        -----         -----       -----       -----
     Total revenues..............................       100.0         100.0       100.0       100.0
                                                        -----         -----       -----       -----
Cost of revenues:
  Product licenses...............................         2.2           2.9         2.4         3.4
  Product support................................        17.2          16.7        16.9        18.2
                                                        -----         -----       -----       -----
     Total cost of revenues......................        19.4          19.6        19.3        21.6
                                                        -----         -----       -----       -----
Gross margin.....................................        80.6          80.4        80.7        78.4
                                                        -----         -----       -----       -----
Operating expenses:
  Sales and marketing............................        47.8          53.4        50.6        58.1
  Research and development.......................        11.9          10.1        11.4         9.0
  General and administrative.....................        10.9          13.5        11.5        12.0
                                                        -----         -----       -----       -----
     Total operating expenses....................        70.6          77.0        73.5        79.1
Income (loss) from operations....................        10.0           3.4         7.2        (0.7)
Interest income..................................         2.0           0.3         1.0         0.2
Interest expense.................................        (0.4)         (0.3)       (0.9)       (0.6)
Other income (expense), net......................          --            --          --          --
                                                        -----         -----       -----       -----
Provision for income taxes.......................        (4.4)           --        (2.5)         --
                                                        -----         -----       -----       -----
Net income (loss)................................        7.2 %         3.4 %        4.8%      (1.1)%
                                                        =====         =====       =====       =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues. Total revenues increased to $27.0 million for the three months ended September 30, 1998 from $14.8 million in the three months ended September 30, 1997, representing an increase of 83.1%. Total revenues consist of revenues derived from sales of software product licenses and Product Support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

     Product License Revenues. Product license revenues increased to $16.9 million for the three months ended September 30, 1998 from $10.5 million in the same period ended September 30, 1997, representing an increase of 60.7%. Product license revenues constituted 62.7% and 71.5% of total revenues for the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively. The significant increases in the dollar amount of product license revenues were due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization.

     Product Support Revenues. Product support revenues increased to $10.1 million for the three months ended September 30, 1998 from $4.2 million in the same period ended September 30, 1997, representing an increase of 139.3%. Product support revenues constituted 37.3% and 28.5% of total revenues for the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively. The increases in the dollar amount of product support revenues were primarily due to the increase in the number of DSS licenses sold, in conjunction with several large consulting deployments during the quarter. The Company expects product support revenues as a percentage of total revenues to fluctuate on a period to period basis but generally not to vary significantly from the percentage of total revenues achieved in 1997 and early 1998. However, an element of the Company's sales and marketing strategy is to leverage third-party implementation services to enable it to more rapidly penetrate its target market. To the extent that such efforts are successful, the Company's product support revenues could decline as a percentage of total revenues.

     International Revenues. The Company recognized $6.5 million and
$4.5 million of international revenues for the three months ended September 30, 1998, and 1997, respectively, representing approximately 24.0% and 31% of total revenues, respectively. The Company opened sales offices in Australia, Canada and Italy in 1998; in Austria, France and the Netherlands in 1997; in Germany in 1996; in the United Kingdom in 1995; and in Spain in 1994.

 Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $0.6 million and $0.4 million for the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively, representing 3.5% and 4.1% of total product license revenues, respectively. The increases in dollar amounts of the Company's cost of product licenses are directly attributable to the increases in the Company's product license revenues coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during the three months ended September 30, 1998 from the three months ended September 30, 1997, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites. The Company anticipates that the cost of product license revenues will increase in dollar amount as license fee revenues increase, but remain relatively constant as a percentage of product license revenues. However, in the event that the Company enters into any royalty arrangements in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing telephone support, training and consulting services to customers and partners. Cost of product support revenues was $4.7 million and $2.5 million during the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively, representing 46.3% and 58.5% of total product support revenues, respectively. The dollar increase in cost of product support revenues was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels. Despite the increases in personnel and other costs in the three months ended September 30, 1998, the total cost of product support revenues remained constant as a percentage of revenues during the three months ended September 30, 1998 from the three months ended September 30, 1997, primarily due to increases in maintenance revenues which typically do not require proportionate increases in the costs required to perform associated maintenance services. The Company expects to continue to increase the number of training and implementation consultants in the future, as well as technical support personnel. To the extent that the Company's product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $12.9 million and $7.9 million for the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively, representing 47.8% and

53.4% of total revenues, respectively. The increase in sales and marketing expenses in dollar amounts in the three months ended September 30, 1998 was primarily due to increased staffing as the Company established new domestic and international sales offices and expanded its existing direct sales force, and to a lesser extent, increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. The Company believes that it is critically important to gain market share among high-end customers. The Company has invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, payments to contract programmers, depreciation of equipment and expendable equipment purchases. Research and development expenses were $3.2 million and $1.5 million in the three months ended September 30, 1998 and 1997, respectively, representing 11.9% and 10.1% of total revenues, respectively. The increases in research and development expenses were primarily due to additional hiring of research and development personnel. The company expects that research and development expenses will continue to increase in dollar amount as the Company continues to invest in developing new products, applications and product enhancements. In 1997, in accordance with SFAS No. 86, the Company capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of the Company's DSS software product line. As a result, the Company capitalized approximately $0.5 million of research and development costs during the three months ended September 30, 1997. During the three months ended September 30, 1998, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of the Company's products were not material and therefore have been expensed rather than capitalized.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of the finance, human resources, information systems, administrative and executive departments of the Company as well as outside professional fees. General and administrative expenses were $2.9 million and $2 million in the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively, representing 10.9% and 13.5% of total revenues, respectively. The increases in the dollar amount of general and administrative expenses were primarily the result of increased staff levels and related costs associated with the growth of the Company's business during these periods. Although the Company expects that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

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

     The Company's S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time the Company became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, the Company will now account for income taxes as a Subchapter C corporation and has adopted SFAS No. 109, "Accounting for Income Taxes." The Company recorded income tax expense of $1.2 million for the three months ended September 30, 1998. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues. Total revenues increased 103.4% to $70.7 million for the nine months ended September 30, 1998 from $34.8 million for the nine months ended September 30, 1997.

     Product License Revenues. Product license revenues increased 102.8% to $47.5 million for the nine months ended September 30, 1998 from $23.4 million for the nine months ended September 30, 1997, representing 67.2% and 67.3% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The significant increases in product license revenues were due to growing market acceptance of the Company's software products and continued expansion of the Company's sales and marketing organization.

     Product Support Revenues. Product support revenues increased 104.6% to $23.2 million for the nine months ended September 30, 1998 from $11.4 million for the nine months ended September 30, 1997, representing 32.8% and 32.7% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The increase in the dollar amount of product support revenues was primarily due to the increase in the number of DSS licenses sold. However, product support revenues decreased as a percentage of total revenues during these periods primarily due to the transition of the Company's business from a provider of consulting services to a provider of software products.

     International Revenues. The Company recognized $16.1 million and
$9.2 million of international revenues in the nine months ended September 30, 1998 and September 30, 1997, representing approximately 22.7% and 26.4% of total revenues, respectively. The Company opened sales offices in Australia, Canada and Italy in 1998; in Austria, France and the Netherlands in 1997; in Germany in 1996; in the United Kingdom in 1995; and in Spain in 1994.

 Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues increased to $1.7 million for the nine months ended September 30, 1998 from $1.2 million for the same period ended September 30, 1997, representing 2.4% and 3.4% of total product license revenues, respectively. The increase in the Company's cost of product licenses was directly attributable to the increases in the Company's product license revenue, coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during 1998 from the same period in 1997, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites.

     Cost of Product Support Revenues. Cost of product support revenues increased to $11.9 million for the nine months ended September 30, 1998 from $6.3 million for the same period ended September 30, 1997, representing 16.9% and 18.2% of total product support revenues, respectively. The increase in the Company's cost of product support revenues in 1998 was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $35.8 million for the nine months ended September 30, 1998 from $20.2 million for the same period ended September 30, 1997, representing 50.6% and 58.1% of total revenues, respectively. The increase in sales and marketing expenses in 1998 was primarily due to increased staffing as the Company established new international sales offices and expanded its existing direct sales force in addition to increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. The Company believes that in light of the relatively long sales cycle associated with decision support solutions and the recent emergence of the industry, it is critically important to gain market share among high-end customers. The Company has invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses increased to $8.1 million for the nine months ended September 30, 1998 from $3.1 million for the same period ended September 30, 1997, representing 11.4% and 9.0% of total revenues, respectively. The increases in research and development expenses were primarily due to additional hiring of research and development personnel. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues to invest in developing new products, applications and product enhancements. In 1997, in accordance with SFAS No. 86, the Company capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of the Company's DSS software product line. As a result, the

Company capitalized approximately $1.5 million of costs during the nine months ended September 30, 1997. During the nine months ended September 30, 1998, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of the Company's products were not material and therefore have been expensed rather than capitalized.

     General and Administrative Expenses.   General and administrative expenses
increased to $8.1 million for the nine months ended September 30, 1998 from $4.2 million for the same period ended September 30, 1997, representing 11.5% and 12% of total revenues, respectively. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of the Company's business during these periods.

  Deferred Compensation Expense.   During the nine months ended September 30,
1998 the Company granted options to purchase shares of common stock, of which options to purchase 501,000 shares of common stock were granted at exercise prices below fair market value. The Company will amortize approximately $1.3 million of compensation expense relating to these options ratably over the five year vesting period of these options. The Company will record additional compensation expense relating to the options to be allocated across the above expense categories, as appropriate, for the years ending December 31, 1998, 1999, 2000, 2001, 2002 and 2003 of $0.2 million, $0.3 million, $0.3 million,
$0.2 million, $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 1998 compensation expense related to the aforementioned options is approximately $0.15 million.

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

  The Company's S corporation status terminated shortly prior to consummation of the Initial Public Offering. The Company is now subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, the Company has adopted SFAS No. 109, "Accounting for Income Taxes." The Company recorded income tax expense of $1.8 million for the nine months ended September 30, 1998. Had the Company been taxed as a C corporation for the entire nine months ended September 30, 1998, the Company would have recorded income tax expense of $2 million. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     As of September 30, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. SFAS No. 131 will be effective for the Company's filing on Form 10-K for the year ending December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement becomes effective for the Company's fiscal year 1998 and standardizes the disclosure requirements for pensions and other postretirement benefits to require additional information on changes in the benefit obligation and fair values of plan assets. The Company believes the adoption of SFAS No. 132 will not have a material effect on the financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liablility measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations and met its capital expenditure requirements through cash flows from operations and short- and long-term borrowings. The Company raised $48.9 million, net of IPO expenses paid to date, from its Initial Public Offering. As a result, at September 30, 1998 and September 30, 1997, the Company had $29.9 million and $3.5 million, respectively, of cash and cash equivalents.

     Cash flows provided (used) by operations were $(6.1) million and $5.3 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash provided by operations in the nine month period ended September 30, 1998 was primarily due to an increase in accounts receivable, offset by an increase in accounts payable and other accrual liabilities and a net operating loss in the nine month period ended September 30, 1997.

     The Company's investing activities used cash of $6.1 and $4.3 million for the nine months ended September 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment required to support expansion of the Company's operations.

     The Company's financing activities provided cash of $38.4. million and $0.9 million for the nine months ended September 30, 1998 and 1997, respectively. The principal source of cash from financing activities during the nine-month period ended September 30, 1998 was from the Initial Public Offering pursuant to which the Company raised $48.9 million, net of IPO expenses paid to date, which was offset by net principal payments on bank borrowings of $8.7 million. Prior to the Initial Public Offering, the Company's principal source of cash from financing activities was net borrowings from commercial lending institutions. In December 1996, the Company entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in September 1998, provides for a $5.0 million revolving line of credit for general working capital purposes. Borrowings under the Business Loan may not exceed 80% of eligible accounts receivable for the revolving working capital line of credit. The borrowings bear interest at the lender's prime rate or LIBOR plus 1.50% for the revolving line of credit. Borrowings under the Business Loan are collateralized by substantially all of the Company's assets. In July 1998, the Company repaid all net borrowings under the Business Loan. As of September 30, 1998, no amounts were outstanding under the Business Loan.

     The Company declared a $10 million dividend to the shareholders of the Company prior to the Initial Public Offering. The dividend was paid in the form of promissory notes (the "Dividend Notes") prior to the termination of the Company's S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. The Dividend Notes have (i) a term of one year; (ii) bear interest at the applicable federal rate for debt obligations having a maturity of one year, which was 5.46% as of September 30, 1998, and (iii) are payable in four equal quarterly installments. The Dividend Notes may be prepaid without penalty at any time at the option of the Company. The Company intends to repay the Dividend Notes from cash flows generated from operations, current available cash and cash equivalents, and, to the extent that other sources are insufficient for this purpose, from the proceeds of the Initial Public Offering. As of November 14, 1998, $5.0 million of the Dividend Notes had been repaid.

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

LENGTHY SALES AND IMPLEMENTATION CYCLES

     The licensing of the Company's software products is often an enterprise-wide decision by prospective customers and generally involves a significant commitment of capital and other resources. The period of time between initial customer contact and an actual sales order may therefore span nine months or more as customers seek approval within their organizations for large capital expenditures and implementation of mission-critical technology. During the course of this sales cycle, the competitive environment in which the Company operates may change significantly, due, for example, to the introduction of new products by other industry participants. Customers' budgetary and purchasing priorities may also change significantly during the course of the sales cycle. These factors may in turn have a significant impact on the duration or magnitude of a customer's planned purchasing program. In addition, the time required to deploy the Company's products can vary significantly with the needs of each customer and the complexity of the customer's data warehousing requirements. The deployment process generally extends for several months and may involve a pilot implementation of the Company's software products. The complexity of customer requirements, typically involving integration of databases, hardware and software provided by multiple vendors, may also cause the Company on occasion to experience difficulty implementing its products. There can be no assurance that the Company will not experience delays in the implementation of orders in the future or that third parties will be able to successfully install the Company's products. Any delays in the implementation of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition.

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

MANAGEMENT OF GROWTH

     The Company is experiencing rapid expansion in all areas of its operations, and the Company anticipates that this expansion will continue. The total number of Company employees grew from 59 on January 1, 1995 to 841 on September 30, 1998, and further significant increases in the number of employees are anticipated. The Company's growth has placed, and is expected to continue to place, significant demands on its administrative, operational, financial, and personnel resources. In particular, the Company expects that current and planned expansion of international operations will lead to increased financial and administrative demands, such as increased operational complexity associated with expanded facilities, administrative burdens associated with managing an increasing number of relationships with foreign partners, and expanded treasury functions to manage foreign currency risks. The Company may also be required to expand its support organization significantly to further develop indirect distribution channels that penetrate different and broader markets and to accommodate growth in the Company's installed customer base. The failure of the Company to manage its expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

YEAR 2000

     The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. The problem began 40 years ago when hardware was expensive and storage space was at a premium. To save space and money, dates were stored in a two-digit format (i.e. November 10, 1984 was stored as 11/10/84). The problem with storing dates in a two-digit format is that computer systems may not be able to determine which century the date falls in and as a result, may not function or may give incorrect results.

     The Company has developed a Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation, validation testing and contingency planning. The Company has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows.

     As a result of the Year 2000 readiness plan, the current versions of most of its products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or MicroStrategy products are also Year 2000 Compliant. The Company has not yet determined whether certain third-party software incorporated in one of the Company's products is Year 2000 Compliant. Although the Company is not currently aware of any material issues with such third-party software products related to the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the third-party software.

     The Company has defined "Year 2000 Compliant" in conformity with that developed by the British Standards Institute. In order to be Year 2000 compliant, each of the following four conditions must be satisfied:

     (i)    No value for current date will cause any interruption in operation;

     (ii) Date-based functionality must behave consistently for dates prior to, during, and after year 2000;

     (iii) In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and

     (iv)   Year 2000 must be recognized as a leap year.

     Although MicroStrategy has done extensive testing on its software, the Company has also identified four potential problem areas:

     (i) MicroStrategy has not specifically assured the compliance of all third-party software incorporated into its software;

     (ii) Some of MicroStrategy's customers may be using a version of our software that is not Year 2000 Compliant (although we have made an effort to make sure that all our customers are using Year 2000 Compliant versions of the Company's software, we can not be certain that they have installed the most recent versions of our software);

     (iii) Not all platforms or versions of the operating systems that the Company currently supports are Year 2000 Compliant; and

     (iv) Certain customers have elected to operate systems in a two-digit year date environment.

     The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise decision support software) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

     The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company plans to initiate an assessment of its material internal IT systems (including both the Company's own software products and third-party software and hardware technology) and its non-IT systems (such as its security system, building equipment, and embedded microcontrollers). The Company expects to start that testing in the first quarter of 1999. The Company intends to implement any required changes in the second and third quarters of 1999 and to conduct additional testing in the fourth quarter of 1999. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

     MicroStrategy has funded its Year 2000 compliance activities from cash flows and has not allocated additional funds in the past to the Year 2000 effort associated with either our software or internal systems. During 1999, the Company intends to spend an estimated $100,000 on preparing its internal systems for the Year 2000. The Company does not plan to utilize extensive outside assistance in the completion of its internal Year 2000 effort.

     The Company is beginning the process of developing a contingency plan for handling the unlikely circumstance that the Company is unable to achieve Year 2000 compliance status by the Year 2000. The Company is not certain that all non-critical systems will be Year 2000 compliant, but believes that failure of such systems would not have a material adverse affect on the Company's business, financial condition or results of operations.

     As the Company is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may incorporate components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products and services are Year 2000 compliant. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company has formed a task force and has begun to assess the potential impact to the Company that may result from the euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts. At this early state of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

CONTROL BY MAJORITY STOCKHOLDER; ANTI-TAKEOVER EFFECT OF DUAL CLASSES OF COMMON STOCK

     Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share. As of September 30, 1998, the Company's Class B Common Stock shareholders owned or controled 30,735,514 shares of Class B Common Stock representing 98.5% of the voting power of the Company. Michael J. Saylor, the Company's Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, controls 22,574,662 shares of Class B Common Stock representing 72.3% of the voting power of the Company. Accordingly, Mr. Saylor is able to control the Company through his ability to determine the outcome of elections of the Company's directors, amend the Company's Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and the terms thereof.

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

RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY

     The Company regards its software products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. The Company has no patents or patent applications pending and has no registered trademarks (other than MicroStrategy and QuickStrike) or registered copyrights (other than the EISToolkit 2.0 reference manual). Despite the Company's efforts to protect its proprietary rights, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

INTERNATIONAL OPERATIONS

     International sales accounted for 24.9%, 26.6%, 11.1%, and 11.3% of the Company's total revenue for the Nine months ended September 30, 1998 and for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. The Company intends to continue to expand its international operations and enter additional international markets. Such expansion will require significant management attention and financial resources and could adversely affect the Company's business, operating results or financial condition. In order to expand international sales successfully in 1998 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. There can be no assurance that the Company will be able to do so in a timely manner, which may limit the Company's growth in international sales. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. In addition to the foreign currency risks described below, other risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, weaker intellectual property protection and the burden of complying with a wide variety of foreign laws. Such factors may have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations.

SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of Class A Common Stock could adversely affect the market price of the Class A Common Stock. Several of the Company's principal stockholders hold a significant portion of the outstanding Class B Common Stock, and a decision by one or more of these stockholders to convert such shares into Class A Common Stock (which conversion may take place at any time) and sell their shares could adversely affect the market price of the Class A Common Stock. The holders of all the shares of Class B Common Stock (which may be converted into Class A Common Stock at any time) have entered into agreements with the underwriters of the Company's initial public offering (the "Lock-up Agreements") which will provide that, until December 9, 1998, they will not offer, sell, contract to sell or otherwise dispose of any shares of Class A Common Stock or securities of the Company which are substantially similar to the shares of Class A Common Stock or which are convertible into or exchangeable for, or represent the right to receive, shares of Class A Common Stock without the prior written consent of the representatives of the underwriters. Upon the expiration of the Lock-up Agreements, a substantial majority of the shares covered by the Lock-up Agreements will be eligible for sale pursuant to Rule 144.

     The Company filed a Registration Statement on Form S-8 in September 1998 registering the 8,000,000, 300,000, 200,000 and 400,000 shares of Class A Common Stock that are issuable upon the exercise of stock options either outstanding or available for grant pursuant to the Company's Amended and Restated 1996 Stock Plan ("1996 Stock Plan"), 1997 Stock Option Plan for French Employees ("French Plan"), 1997 Director Option Plan ("Director Option Plan") and the 1998 Employee Stock Purchase Plan (the "Purchase Plan" and together with the 1996 Stock Plan, the French Plan and the Director Option Plan, the "Company Stock Plans"), respectively. Consistent with the terms of the Company Stock Plans, holders of options will be unable to sell any shares of Class A Common Stock received upon the exercise of options granted thereunder until December 9, 1998, and no shares will be acquired under the Purchase Plan prior to January 31, 1999. Options granted under the 1997 Director Option Plan do not generally begin to vest until October 1998.

PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings

            None

  Item 2.   Changes in Securities and Use of Proceeds S-K 701(f)

  The Company sold 4,440,000 shares of its Class A Common Stock, $.001 par value, on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities Exchange Commission on June 10, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the offering from the sale of Class A Common Stock by the Company and the selling stockholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions and, based on the Company's reasonable estimate, approximately $0.9 million was for other expenses. The Company's net proceeds from the offering were approximately $48.7 million. From the Effective Date through November 14, 1998, the Company used $13.6 million of such net proceeds to repay all net borrowings under the Business Loan. In addition, the Company used $5.0 million of such net proceeds to repay a portion of the borrowings under the Company's $10.0 Dividend Notes which were issued to certain shareholders of the Company prior to the consummation of the offering. Approximately $4.8 million of the $5 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of November 14, 1998 the Company had approximately $24.6 million of proceeds remaining from the Offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in investment-grade, interest-bearing instruments.

  Item 3.   Defaults upon Senior Securities

            None

  Item 4.   Submission of Matters to a Vote of Security Holders

            None

  Item 5.   Other Information

            None

  Item 6.   A. Exhibits

            3.1 Form of Amended and Restated Certificate of Incorporation of the Company.
            3.2 Form of Restated Bylaws of the Company.
            4.1 Form of Certificate of Class A Common Stock of the Company.
            10.1 Amended and Restated 1996 Stock Option Plan of the Company.
            10.2 Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and the Company dated August 14, 1998.
            27 Financial Data Schedule

            B. Reports on Form 8-K

               None

  All other items are omitted because they are not applicable or the answers are none.

                                  SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        MicroStrategy Incorporated


                                        By  /s/ Michael J. Saylor
                                          ----------------------------
                                                Michael J. Saylor
                                       Chief Executive Officer and President



                                        By /s/ Mark S. Lynch
                                          ----------------------------
                                               Mark S. Lynch
                                           Chief Financial Officer

Date: November 16, 1998

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                        DESCRIPTION
 ------                        -----------
   3.1     Form of Amended and Restated Certificate of Incorporation of the Company.                         *

   3.2     Form of Restated Bylaws of the Company.                                                           *

   4.1     Form of Certificate of Class A Common Stock of the Company.                                       *

  10.1     Amended and Restated 1996 Stock Option Plan of the Company.                          Filed Herewith

  10.2     Lease Agreement between Prentiss Properties Acquistion Partners, L.P. and            Filed Herewith
           the Company dated  August 14, 1998.

   27      Financial Data Schedule.                                                             Filed Herewith


* Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-49899), and incorporated herein by reference.