Form 10-K
period 1998-12-31
MICROSTRATEGY INC
filed 1999-03-25
CIK 1050446

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                               _________________

                                   FORM 10-K

               Annual Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

  For the year ended: December 31, 1998     Commission File Number: 000-24435

                                  MICROSTRATEGY INCORPORATED
            (Exact Name of registrant as specified in its charter)


DELAWARE                                                             51-0323571
(State of incorporation)                 (I.R.S. Employer Identification Number)

8000 Towers Crescent Drive, Vienna, VA                                     22182
(Address of Principal Executive Offices)                              (Zip Code)

                                (703) 848-8600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class         Name of Each Exchange on Which Registered
      -------------------         -----------------------------------------
             None                                   None

  Securities registered pursuant to Section 12(g) of the Act:

         Class A Common                Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant's Class A Common Stock on March 1, 1999 on the Nasdaq National Market) was approximately $198,429,204.

The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on March 1, 1999 was 7,765,084 and 30,073,374, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, for its 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                          MICROSTRATEGY INCORPORATED

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                     Page
                                                                                                                   --------
PART I
------
Item 1.    Business......................................................................................
Item 2.    Properties....................................................................................
Item 3.    Legal Proceedings.............................................................................
Item 4.    Submission of Matters to a Vote of Security Holders...........................................

PART II
-------
Item 5.    Market for Registrant's Common Stock and Related Security Holder Matters......................
Item 6.    Selected Consolidated Financial Data..........................................................
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk....................................
Item 8.    Consolidated Financial Statements and Supplementary Data......................................
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........

PART III
--------
Item 10.   Directors and Executive Officers of the Registrant............................................
Item 11.   Executive Compensation........................................................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................
Item 13.   Certain Relationships and Related Transactions................................................

PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................

                              CERTAIN DEFINITIONS

  All references in this Annual Report on Form 10-K to "MicroStrategy", "we", "us", and "our" refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise requires).

                          FORWARD-LOOKING INFORMATION

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Business-Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

  MicroStrategy is a leading worldwide provider of enterprise DSS software applications and related services. DSS Suite provides Global 2000 enterprise and other user communities with timely answers to mission-critical questions. It enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting enterprise users, our products extend DSS applications beyond corporate boundaries to customers, partners, and supply chain constituencies. DSS Suite is deployed across a broad range of pull and push technology such as the Internet, e-mail, telephones, pagers and other wireless communications devices. Our DSS Suite also provides the technology foundation for the deployment of personalized, consumer-focused e-commerce applications.


INDUSTRY BACKGROUND

  Online Transaction Processing; Construction of Data Warehouses. The development of the DSS industry has been made possible by the widespread implementation over the past ten years of online transaction processing systems that create large volumes of transaction-oriented data. Online transaction processing applications include standardized resource planning packages from vendors such as SAP, Baan, PeopleSoft, Oracle and J.D. Edwards, as well as custom and semi-custom systems which have been created to process transactions such as securities trading, bank deposit withdrawals, airline reservations, mortgage payments, wire transfers, retail sales, credit card payments and telephone billing.

  The transactional data created by online transaction processing systems is typically detailed and updated regularly, and has a short utility time horizon. In contrast, data required by decision support analysts are typically detailed and have a lengthy utility time horizon. In order to provide data to decision support analysts, relevant transactional data must often be extracted from online transaction processing systems, cleansed, encoded, summarized and uploaded into a database known as a data warehouse. Data warehouses have been developed in order to store the vast historical logs of transaction details generated from one or more online transaction processing applications. Data warehouses are substantially larger than the online transaction processing databases, as data warehouses contain a broader scope of transaction data spanning longer periods of time. The majority of Global 2000 enterprises have constructed or are constructing data warehouses to serve as an information foundation for analyzing and optimizing their business operations. Forrester Research predicts that the decision support market is projected to grow from $1.6 billion in 1998 to $3.6 billion by 2001.

  The Enterprise DSS Market Opportunity. The construction of data warehouses from online transaction processing applications has created the market opportunity for scalable, sophisticated and maintainable DSS applications that can extract highly useful business information from data warehouses. The mission of DSS applications is different from but complementary to that of online transaction processing applications. While online transaction processing enables companies to "do business" by processing transactions that are similar in nature, cost, frequency and complexity, DSS applications enable companies to "do business better" by allowing rapid, effective and comprehensive data analysis. Using online transaction processing applications, companies may mail proposals to prospects, bill customers, reverse fraudulent charges or book airline seats. In contrast, using DSS applications, companies may select prospect lists to receive direct mail, allocate inventory to sell to customers, identify potentially fraudulent charges or allocate airline seats among various travel routes. Business analysts often employ DSS applications to translate business questions into database-interpretable queries. DSS applications mathematically process query results to provide the business analyst with insightful answers to their questions. "Enterprise DSS" refers to applications designed to answer questions at all levels of detail, ranging from minute, operational questions to large-scale strategic assessments, targeted at all types of decision makers within an enterprise.

  Enterprise DSS applications help users address critical uncertainties affecting their business by answering highly focused performance questions. These questions vary by industry. Examples include:

  Retail. What products or groups of products should be sold? Where? At what price? How much shelf space should be allocated for specific products? How much promotion should each product receive? Which products sell well together? How much inventory should be carried? What are the primary customer characteristics?

  Banking & Finance. Who should be targeted for direct marketing efforts? What products are most likely to appeal to existing customers? How profitable are existing customers? Which customer groups are credit risks? What is the proper pricing strategy for a given set of financial products? How much fraudulent activity is occurring? How efficiently are underwriters and credit officers performing?

  Healthcare. What is the range of outcomes for a given treatment? How frequently is this treatment prescribed? Which drugs, hospitals, doctors, healthplans are most effective? Which patient groups are most at risk? How efficient and effective is a given technique for treating a specific illness?

  The promise of Enterprise DSS applications is to offer decision makers across a broad range of industries the opportunity to ask and answer mission-critical questions about their businesses using transactional data assets that have been captured but not exploited to their fullest extent.

  Factors Driving Enterprise DSS Development. Despite the significant promise of Enterprise DSS applications, until recently, a number of technical and cost constraints had impaired development of the DSS market. The increase in electronically captured and stored transactional data, together with recent advances in software, hardware and networking, have converged to help resolve these technical and cost constraints. Factors driving Enterprise DSS development include:

  Increased Electronic Capture of Transactional Data. Electronically captured data is critical to Enterprise DSS applications. In industries such as retail, telecommunications, financial services and healthcare, an increasing percentage of customer and supply chain transactions are captured and stored electronically. The rapid growth in the electronic capture of business transactions and the increased availability of related profile data in the parties or products involved in each transaction are providing a rich data foundation for the growth of Enterprise DSS applications.

  Improved Relational Database Management Software. Relational database management system technology has become accepted as the primary data storage and access platform for Enterprise DSS applications. Traditionally optimized for online transaction processing applications only, relational database management system technology has been improved specifically for DSS applications. Such improvements have removed many of the database size, manageability and query performance constraints that have traditionally made Enterprise DSS development difficult.

  Improved Performance-to-Price Ratio of Computing and Storage Hardware. The widespread availability of scalable hardware from a variety of server vendors has produced significant improvements in server price and performance. In the early 1990's, building and managing databases of one to five gigabytes of stored data was considered typical. Over the past four years, symmetric multi-processing, or SMP, servers running Unix have achieved commercial acceptance, providing relational database management system vendors with the first non-proprietary hardware platforms capable of supporting enterprise-scale databases which considerably exceed five gigabytes. Based on a survey of 50 companies in the Fortune 1,000 published by Forrester Research, the average data warehouse was 132 gigabytes in 1997 and is expected to grow to 259 gigabytes by 1999. SMP servers have provided the capacity to store index, aggregate, query and manage these large data volumes, and, because no one hardware vendor controls the market for these servers, the capacity is available on a cost-effective basis. Further developments, such as massively parallel processing servers, or MPP servers, are expected to provide substantial improvements in performance over SMP servers, and are also now becoming commercially available from a wide variety of hardware vendors.

  Improved Networking Protocols and Infrastructure. The emergence of protocols such as TCP/IP, HTML, ActiveX and Java, combined with commercially available servers and browsers supporting these protocols (collectively comprising the infrastructure of the Web), bandwidth, security products, authoring tools, administrative suites, access devices and third party expertise have substantially decreased the cost of deploying multi-user applications such as Enterprise DSS applications. The corresponding advances in usability, reliability, maintainability and connectivity have accelerated the commercial acceptance of Enterprise DSS applications by making such deployment less risky, less expensive and less time-consuming for information systems organizations.

  The Emergence of New DSS Applications. Synergies produced by the combination of improved database software, abundant computing power and efficiently connected networks are resulting in a dramatic increase in overall DSS market potential and growth rate. International Data Corporation projects that the market for Internet-related DSS applications will grow from $970 million in 1998 to $2.3 billion by 2001, and based on its survey of 50 Fortune 1,000 companies, Forrester Research estimates that 80% of the survey sample will have Web access to the databases by 1999. As these advances converge, the value of DSS applications (and therefore the size of information technology budgets which support their development) is being enhanced by increasing the number of users, the frequency of use and the importance of the information obtained and by transforming under-utilized data into revenue-generating assets, not simply measures for cost control. These advances are also increasing the size of the market by enabling entirely new types of applications to be deployed to new constituencies from the same central data warehouse. In particular, the following three new classes of DSS applications are becoming factors in the growth of the DSS market.

  Remote DSS. Remote DSS applications provide information to operational professionals throughout an enterprise and enable them to improve performance on a routine basis. Potential users include managers and other professional staff throughout the sales, marketing, manufacturing, logistics, finance, human resources and technology functions regardless of their geographic location. Although an enterprise rarely has more than a few hundred centralized analysts and executives for any given DSS application, the same enterprise may have thousands of remote enterprise users, spread across dozens, hundreds or even thousands of locations. For example, a Remote DSS application that profiles customers and provides relevant sales information allows account executives located across a business organization to identify problem accounts, discern abnormal trends in their territory and proactively manage sales calls.

  Supply Chain DSS. Supply Chain DSS applications allow and encourage trading partners to give preferential treatment to one another in exchange for greater certainty and visibility up and down their value chains. In order to obtain the information that enables this visibility and certainty, partners may want to offer more favorable terms, invest more in co-marketing, make available increased levels of supplies, provide more shelf space or pay higher prices. Potential users include a firm's vendors, distributors, partners, outsourcers, resellers and financing sources. The number of potential Supply Chain DSS application users can range from hundreds to tens of thousands. For example, a DSS application that provides access to retail sales information would be valuable to the manufacturers and distributors who stock the shelves within each store. This information can be used to design new products, refine marketing campaigns, develop optimal pricing schemes, rationally allocate inventory and proactively schedule factory production.

  Commercial DSS. Commercial DSS applications offer customers a new value-added information service that can result in improved pricing, greater market share, longer customer retention or a new revenue stream for the owner of the DSS application. Information systems have been successfully bundled with products and services over the past decade, although largely in the context of online transaction processing applications such as automated teller machines, voice response units and ticketing reservation systems. Those firms in the best position to exploit the opportunities of Commercial DSS applications include major banks, financial services, healthcare providers, retailers, publishers, utilities and travel service providers all of whom have large volumes of customers who must make intricate decisions on a routine basis. Many of these systems have the potential for hundreds of thousands, or even millions, of users. For example, healthcare providers that use DSS applications to offer outcome analysis for various combinations of patients, treatments, drugs, hospitals and doctors could provide patients with substantial peace of mind, possibly encouraging them to be treated by that provider.

  Consumer DSS. Consumer DSS applications enable organizations to present consumers with personalized services and product offerings based on a profile which may include past selections and purchases by those consumers or their peers. Consumer DSS applications use these profiles to deliver highly targeted product offerings and information services on demand via the Internet, or automatically via e-mail, telephones, pagers, and other wireless communications devices. By integrating these personalized services and product offerings with e-commerce applications, organizations can sell products and services, obtain consumer approval, or confirm the delivery of information. For example, a consumer could receive an e-mail from an online retailer two weeks before their nephew's tenth birthday offering to sell by return e-mail the top three selling toys for ten-year-olds in the nephew's town.


CHALLENGES FACING ENTERPRISE DSS DEVELOPERS

  Notwithstanding the market potential for DSS applications, attempts to build and deploy Enterprise DSS applications have traditionally been hampered by a variety of factors, including the following.

  Optimal Query Generation Is Technically Challenging. Although Structured Query Language, or SQL, has been held out as a universal software standard to enable database queries, each relational database management system vendor has added extensions and created a SQL interpreter that favors certain queries. In many cases, the same SQL will not work against two different relational database management systems and in most cases, the same SQL will not be optimal for both. Changes in the relational database management system version, data warehouse design, query profiles or application requirements may require costly and time-consuming revisions to the SQL execution plans. Since relational database management system vendors are constantly seeking to gain competitive advantage for their particular database engine, severe maintenance demands have been imposed on those firms developing their own DSS applications that generate SQL directly against the relational database management system. Certain DSS tools force the designer to "hardwire" application logic directly against the logical database schema, resulting in either a "brittle" solution that may preclude any future enhancements to the database, a "crippled" solution that prevents many types of analysis from being implemented, or a "slow" solution because optimal query response requires dynamic repathing at runtime.

  Administrative Tools Are Lacking. Companies need to deploy a multitude of applications to a variety of constituencies, each with their own set of security and access privileges. These constituencies need to share the same data and application reporting objects, while using them to perform different tasks. Users also require tools for version control, customer billing, performance management and tuning, usage assessment, application maintenance and mass upgrades. Because the DSS market is relatively new and still developing, many of the administrative tools that are taken for granted in the online transaction processing market are still missing. Given the lack of management tools, it is quite challenging to scale up a workgroup application meant to serve a small, localized set of users into a family of DSS services.

  End-User Application Protocol Interfaces Are in Flux. Currently, users interact with their DSS applications through a variety of interfaces, including:

  .  native Windows applications that are tailored to the power-user or analyst;

  .  executive information system interfaces;

  .  printed reports;

  .  Microsoft Excel add-in modules;

  . Web browsers supporting only HTML, Java, Active X or various combinations of these protocols;

  . custom interfaces constructed in Visual Basic, C++ or other programming languages;

  .  Microsoft Access; and

  .  other Microsoft Office applications, such as Word or PowerPoint.

  The optimal interface is a function of the user, its level of comfort with the DSS application, the client hardware and the client operating system. Since these factors are continually changing, it has been and remains unlikely that any dominant interface will emerge. Accordingly, DSS developers are required to develop applications that are compatible with a number of different application protocol interfaces, or APIs, without the emergence of clear standards. This interface flux introduces additional design, development, quality assurance and support requirements into the typical Enterprise DSS project.

  Certain DSS Toolsets Are Not Scalable. A number of DSS vendors have developed OLAP and hybrid OLAP database toolsets in an attempt to solve data warehouse design and query generation challenges. In contrast to relational OLAP technology, OLAP and hybrid OLAP solutions require the creation of intermediate data caches or proprietary, non-relational database management systems that provide the basis for their analytical capabilities. These proprietary databases have traditionally been optimized for the type of summary analysis that a financial auditor or executive would find valuable in the context of a planning/budgeting review, and their design reflects explicit trade-offs between performance, simplicity, power and flexibility. Due to the rapid increase in the size of decision support databases in recent years, the design constraints of OLAP and hybrid OLAP architectures have become increasingly visible. For example, these "solutions" may truncate the range of schema designs (which are the physical and logical models of how the data should be stored within a database), limit data volumes, limit the breadth and richness of a data set and require indexing, consolidating, caching and loading schemes that are prohibitively expensive for Enterprise DSS applications.

  Published benchmarks of OLAP vendors have seldom attempted to analyze more than one gigabyte of input data. However, market research suggests that the typical data warehouse contains in excess of 100 gigabytes of input data. Thus, while very well suited for solving certain decision support problems, many currently available OLAP toolsets are optimized to analyze datasets which are two orders of magnitude smaller than those required for Enterprise DSS applications.

  Existing DSS Tools Lack Features. Multi-dimensional analysis performed on a large, relatively amorphous relational database management system can prove quite challenging due to the stresses placed on the application server, network and client interface during the analytical process. The tools typically used for DSS application development have been designed to satisfy a lowest common denominator requirement--making certain assumptions about the volume and nature of the data along with the complexity of analyses in order to simplify the engineering challenges. Most do not allow the designer the ability to articulate the sophisticated queries necessary for granular transaction-level analysis (such as fraud detection, market basket analysis, call detail analysis, database marketing, credit analysis and patient outcomes analysis). Others lack object-based development environments, preventing developers from reusing standard application logic. DSS tools may limit the range of dimensionality, attribute richness, hierarchical choices, and filtering options available to the end-user. They may lack advanced analytical capabilities such as rankings ("top 10 vendors by department"), decilings ("bottom quartile of customers in sales"), time-based calculations ("percent change over the same period last year") and multi-dimensional calculations ("product contribution to division profitability"). Many tools also lack sophisticated SQL generators and are forced to rely upon intermediate data caches that are created on the desktop or application server in order to perform their analysis. These caches create network and CPU bottlenecks that prevent the execution of certain queries and slow the performance of the MPP and SMP servers storing the database.

  The Existing Relational Database Management System Market Has Been Fragmented. We believe that the data warehouse market has been fragmented. Supporting the multiplicity of relational database management system APIs, as well as the interface APIs, is difficult without incurring significant sacrifices in functionality and scalability. Global 2000 enterprises, value added resellers, data syndicators, original equipment manufacturers and system integrators require DSS platforms that run well against relational database management system platforms such as Oracle, Informix, Sybase, Tandem, Teradata, IBM's DB2/390, DB2/400 and DB2/UDB and Microsoft's SQL Server and Access. Providing this portability may not be desirable or even possible for DSS vendors that have a disproportionately large investment in one of the competing relational database management system standards. Even DSS vendors that claim to be "open" often have not invested the resources necessary to provide scalable performance against each of these databases.

  Essential Enterprise DSS Services Are Scarce. Most relational database management system vendors have tended to design their products for online transaction processing performance, rather than DSS performance. As the data warehousing market began to grow, the vendors of these products have added features and modified their core products in order to better serve the needs of the DSS product user. However, as a database grows in depth and breadth, and the queries become more sophisticated, it has proven increasingly difficult to create high-performance database designs that properly balance performance, functionality and maintainability requirements. Designs can vary based upon the nature of the relational database management system platform, server hardware, network, client hardware, data set, user constituencies and query profile. The complexities of data warehouse design have created a critical, but largely unmet, need for Enterprise DSS services, including:

  .  data warehouse design education;

  .  DSS application design education;

  .  end-user DSS usage education;

  . data warehouse consulting to assist with hardware selection, relational database management system selection, network and database tuning, database design and project management;

  . DSS consulting to assist with metric, filter and report definition and development; and

  . telephone, Web-based and on-site support from professionals that understand Enterprise DSS products.

  Successful Enterprise DSS developers must be able to quickly resolve problems that arise in a heterogeneous environment consisting of multiple hardware servers, database servers, application servers, networks, APIs and client hardware devices from multiple vendors.


THE MICROSTRATEGY SOLUTION

  Through DSS Suite, we offer a comprehensive set of products and services that function as a platform for developing and deploying Enterprise DSS applications. Our software is designed to address the requirements of DSS application developers who are required to create scalable, portable and highly functional systems. DSS Suite frees application developers from the need to divert scarce resources to the technical and system integration challenges that are common across every industry. Instead, developers are able to focus on solving the business critical analytical problems unique to their particular industry. The advantages of DSS Suite include:

  Extremely Powerful Analytics to Transaction-Levels of Detail. DSS Suite offers support beyond summary and detail queries to include queries at the most detailed level. This feature is critical to a wide range of applications, including call detail analysis, market basket analysis, fraud detection, credit analysis and campaign management. DSS Suite supports analysis ranging from ten attributes to 10,000 attributes, as well as support for sophisticated multi-dimensional qualities (for example, weather, loan status or promotional flags) and many-to-many relationships (such as colors and features). This sophistication allows the creation of granular, transaction-specific DSS applications that provide insight into customer behavior. Examples of the difference between "Summary" and "Detail" questions (which many DSS tools can offer) and "Transaction" level questions (where we believe we hold a distinct advantage over our competition) are illustrated below for a typical retailer:

  Summary:      What were sales by department for the month of January?
  Detail:       What were sportswear item sales and costs by store for Mondays in January?
  Transaction:  What were sales and costs for the top five selling items in
                January? What were the five items most often purchased with each of those items, and what is the typical customer profile of individuals who buy these items by age, gender and income bracket? What percentage of profits are derived from the five items associated with our best sellers?

  Applications built with DSS Suite can access volumes of data ranging from a few megabytes to terabytes. Using DSS Suite, our customers have successfully deployed DSS applications with terabytes of data, thousands of attributes, and billions of rows of detail. This scalability is accomplished with support for very large database schemes, a three-tier architecture with support for query governing and asynchronous execution and a relational query engine that intelligently leverages the relational database management system server, thereby avoiding any middle tier or client caching bottlenecks.

  Optimized Support for All Major Relational Database Management System/Hardware Combinations. DSS Suite supports all major relational database management system platforms commonly used for Enterprise DSS applications with SQL-optimizing drivers that contain hundreds of optimization rules. DSS Suite has been designed to take into account the strengths, weaknesses and idiosyncrasies of each database's SQL interpreter so that queries are made as efficiently as possible. Databases supported by DSS Suite include Oracle, Informix, Sybase, Teradata, Tandem, SQL Server, DB2/390, DB2/400, DB2/UDB, MS Access, Adabas D and Dbase. The databases can be run on platforms that support Unix, MVS, OS400, Windows NT Windows, Tandem NonStop and OpenVMS and that include hardware from companies such as Compaq, NCR, IBM, Sun, Sequent, Hewlett-Packard, Pyramid, SNI, Data General and SGI. Although our DSS solutions allow the core database component to reside on nearly all enterprise server hardware and operating system combinations (Mainframe, AS/400, Unix, Windows NT, Windows), our application server component currently runs only on the Windows NT operating system. Therefore, our ability to increase sales of our products may depend on the continued acceptance of the Windows NT operating system.

  Applications Deployable to Multiple Types of Users with Full Interface Flexibility. DSS Suite enables developers to create DSS applications in a modular fashion and to deploy common components across the enterprise in a variety of different forms without redundant coding. The same report logic can be tailored for different constituencies such as non-computer users, company executives, spreadsheet analysts, operations personnel, novices, power users, suppliers, customers and consumers. Applications developed using DSS Suite will simultaneously run the following interfaces:

  .  Internet Explorer with HTML, optional Java and ActiveX modes;

  .  Netscape Navigator with HTML, optional Java and ActiveX modes;

  . DSS Agent analytical interface on Windows 98, Windows 95, Windows NT, Windows 3.1, Win-OS/2;

  . DSS Executive information systems on Windows 98, Windows 95, Windows NT, Windows 3.1, Win-OS/2;

  .  Microsoft Excel on Windows; and

  . Custom applications developed using Visual Basic, Visual Basic for Applications, Visual C++, combined with DSS Objects on the Windows platform.

  Support for Large Numbers of Users in Flexible Configurations. Our technology allows applications built with DSS Suite to be deployed to very large user populations--to tens of thousands for interactive analysis systems, and to millions with DSS Broadcaster. DSS Suite fully leverages the parallel processing and clustering features of the underlying relational database management system. Applications can be run in the following modes:

  .  stand-alone and untethered on a single laptop;

  .  local area network with direct connection to the database server;

  . wide area network, or WAN, with a high-speed connection to the application server, which in turn connects to the data warehouse server via a slower speed WAN;

  .  Internet via DSS Web and a standard browser; and

  .  remote, using DSS Web combined with wireless modems or satellite link-ups.

  DSS Suite offers a wide variety of features to support international deployment, including modular language support and support for many international character sets.

  Full Range of Services Necessary for Enterprise DSS Success. We offer a full range of support services to ensure the success of our customers. During the "proof of concept phase," our consultants assist with application prototyping, infrastructure assessments, feasibility studies and provide overall Enterprise DSS architecture guidance. Our educational courses, such as "Introduction to DSS and Data Warehousing", provide the customer's information system professionals with a framework for planning and managing the process during this concept stage. During the data warehouse "construction phase," our consultants provide project oversight and data warehouse design services, while our educators teach courses such as "Data Warehousing--Data Modeling and Design" to the customer's information system professionals. In order to support the "full-scale development phase," our consultants assist with end-user requirements analysis, DSS application design, project management and quality assurance. Our educators offer courses in DSS design and development and certify DSS development professionals. During the "deployment phase," our consultants offer end-user support, system administration, performance tuning and troubleshooting assistance. Our educators teach courses in Enterprise DSS management and administration. Throughout all phases, our support staff provides online support for databases and system utilities over the Web, along with hotline telephone, fax and e-mail support. Our support engineers are fully certified DSS engineers, capable of debugging client/server networks, providing relational database management system configuration and tuning guidance, offering data warehouse design support, DSS application development support, and are fully certified in the installation, configuration and usage of our products. In the event that technical issues cannot be resolved remotely, our field engineers are dispatched on location to ensure the customer's success in implementing our product.

STRATEGY

  Our objective is to become the world's leading provider of DSS products and related services implemented by Global 2000 enterprises. Our strategy for achieving this objective includes marketing, technology and sales dimensions.

  Marketing Strategy. Create Widespread Demand for Decision Support Services. Our marketing strategy focuses on communicating the possibilities for value creation that new DSS technology offers to data content owners and other potential users. Organizations that have accumulated substantial data assets are frequently unaware of the "resonance" these data assets may have both within and outside their enterprise--i.e., the extent to which decision makers may benefit from the ability to query and analyze data assets in diverse, sophisticated and spontaneous ways. In other cases, there is a clear latent demand for information, but organizations are unaware that the tools now exist to facilitate the creation of "industrial strength" DSS applications that can satisfy this demand. Accordingly, our marketing strategy is primarily educational, seeking to create demand for DSS applications among the broadest possible set of decision makers, while at the same time providing a clear technology solution to the information technology professionals who are charged with building these applications. We believe that the future of decision support is "Query Tone," a cue signaling the availability of information on demand. We seek to position DSS application services as a utility, comparable to water, electricity, telecommunications and radio, to be relied upon daily by individuals in both their professional and personal lives.

  A principal theme of the Query Tone concept involves appealing to the individual's "need to know." We believe that Query Tone will ultimately enable knowledge workers to pose questions against databases that they previously had thought were impossible to ask:

  .  How loyal are my customers?

  .  In which geographic areas are they concentrated?

  .  What are their demographic characteristics?

  .  How should marketing funds be allocated?

  .  To which customers should sales efforts be targeted?

  Consumers may similarly benefit from Query Tone's interrogatory potential:

  .  How much money is in my bank account?

  .  What is my stock portfolio worth?

  .  Is someone using my credit card fraudulently?

  .  Which hospital has the best safety record for elective surgery?

  .  Which vacation resorts have the most loyal customer base?

  We believe that Query Tone will become as commonplace as the dial tone, the universally recognized cue signaling the availability of telecommunications services on demand. We believe that Query Tone will provide data content owners with a business opportunity that allows them to differentiate their current offerings, capture new revenue streams, increase market share and ensure the continued loyalty of existing customers.

  Technology Strategy. Provide a Scalable, Sophisticated and Maintainable DSS Platform. Our technology strategy is to provide scalable, sophisticated and maintainable solutions that support the relational database management system platforms maintained by the major vendors in the very large database segment of the data warehouse market, including IBM, Oracle, NCR, Compaq, Informix, Sybase and Microsoft. Through our commitment to cross-platform flexibility, we are improving our competitive position vis-a-vis larger data warehouse developers by exploiting the reluctance of the major vendors to provide optimal support for each other's platforms and protocols. We intend to further differentiate our product offerings by increasing functionality along the key dimensions of:

  .  capacity--the volume of information that can be efficiently analyzed;

  .  concurrency--the number of users which can be supported simultaneously;

  . sophistication--the range of analytical methods available to the application designer;

  .  performance--the response time of the system to user queries;

  . schema flexibility--the range of DSS and online transaction processing databases which the software is capable of efficiently querying without modification;

  . maintain ability--the ease with which applications can be deployed, modified, upgraded and tuned;

  . interface flexibility--the number of interface options and display features supported; and

  . robustness--the reliability and availability of the software in mission critical environments.

  Sales Strategy. Acquire Market Share Among High-Volume Data Content Owners. Our sales strategy focuses on building direct sales infrastructure and relationships with indirect channel partners that are each targeted toward acquiring market share among high-volume data content owners both domestically and abroad. We believe that in many data-rich industries, including retail, financial services and healthcare, a relative handful of large firms control a disproportionate share of the data assets that have widespread business applications both within those firms and throughout the larger economy. We also believe that in light of the relatively long sales cycle associated with acquiring DSS products and the recent emergence of the DSS industry, it is critically important to gain market share with the firms that have "resonant" data assets and that have the highest potential to attract large numbers of decision makers. We are aggressively targeting key departments within these firms that can be expected to help spread demand for our DSS solutions across the enterprise as a whole. We are also expanding our active consulting practice to enable ongoing customers to maximize the value of their investment, as well as a support function to ensure that current customers have access to our field engineering and tele-support. Finally, we are expanding our education program to enhance our potential customers' and channel partners' understanding of the power of DSS applications.


PRODUCTS

  As illustrated by the following diagram, DSS Suite enables the access to and analysis of information stored in large relational databases through various access devices. DSS Suite provides the decision support infrastructure and products used to implement three categories of applications:

  .  internal corporate information solutions;
  .  business-to-business information solutions; and
  .  business-to-consumer information solutions.


          [GRAPHIC OF DSS SERVER APPEARS HERE]


Relational Online Analytical Processing Server

  DSS Server. High Performance Server for Analysis of Very Large Databases. DSS Server provides multidimensional analysis against our broad array of supported relational database management systems, including Oracle, Informix, DB2, Tandem, Sybase, SQL Server and Teradata. In order to optimize DSS application performance, DSS Server also contains our High Performance Drivers, a set of optimization rules built into our relational OLAP Engine that tunes the SQL generated by DSS Server for superior query performance against the target data warehouse relational database. Specifically designed for enterprise and commercial data warehouse applications, DSS Server scales to meet the decision making requirements of thousands of users accessing terabytes of information. DSS Server provides a sophisticated array of enterprise-critical management tools such as caching of frequently accessed data sets and query governing to streamline performance and batch job scheduling. DSS Server also has built-in multi-threaded user and queue management for load balancing. With this broad set of management tools, organizations have the flexibility to tailor their DSS architecture to work optimally within their business environment.

  DSS Server also has the capability to create dynamic relational data marts to create summary tables within the data warehouse for improved performance and to pull subsets of the data warehouse into another relational data store for focused analysis.

Large-Scale Deployment Servers

  DSS Web. Interactive Analysis Environment for the World Wide Web. DSS Web extends the information access and analysis capabilities of DSS Server to any Internet- or intranet-connected user with a Web browser. Using the DSS Web infrastructure, corporations can rapidly implement systems that allow local and remote users to develop and access business reports that contain information from a relational database.

  DSS Web provides a broad array of options for viewing information sets, such as spreadsheet grids and a wide variety of graphs. Through DSS Web's exception reporting capabilities, users receive key elements of a report in easily interpretable, plain English messages. DSS Web also allows users to drill dynamically to a lower level of detail to view the underlying information or to create and save new analyses. For sensitive information, DSS Web's security plug-ins allow businesses to extend the standard security functionality with additional user authentication routines.

  DSS Web includes an API that allows businesses to customize, integrate and embed DSS Web functionality into other applications. For example, a data syndicator for healthcare information could utilize DSS Web with a customized interface to sell access to this information to HMOs, hospitals, and pharmacies.

  DSS Broadcaster. Personalized Information Broadcast Server. DSS Broadcaster is a powerful information broadcast server designed to be capable of delivering personalized messages to many thousands of recipients via e-mail, fax, pager and mobile phone. DSS Broadcaster sends personalized information to subscribers at pre-defined intervals when business metrics exceed pre-defined thresholds. Continually monitoring business conditions ensures that the appropriate information is delivered when it is required. DSS Broadcaster's support for consumer devices delivers information where it is most convenient, improving productivity by eliminating the need for users to actively log onto a dedicated information analysis application.

  DSS Broadcaster provides both a platform for distributing information throughout the corporate enterprise and an infrastructure to implement information products and services over the Internet to target a broader community. For example, a retailer will be able to offer suppliers a subscription to a set of services that delivers product performance information to a supplier's fax machine or e-mail.

  DSS Broadcaster reduces information overload and helps security requirements by automatically customizing the contents of broadcast messages for each individual subscriber. Microsoft Excel enclosures and embedded hyperlinks to DSS Web products provide access to the underlying details for further, interactive analysis.

  Advanced Analysis And Applications Development Interfaces DSS Agent. Desktop Environment for Sophisticated Analysis and Development. DSS Agent is a desktop product that allows users to ask sophisticated business questions against relational databases. DSS Agent provides a broad range of business reporting views, including spreadsheet grids, a wide variety of graphs, mapping, and presentation-quality report writing. DSS Agent provides an advanced set of analytical capabilities such as rankings, deciles, time-based calculations and multi-dimensional calculations. The information filtering capabilities provided by DSS Agent enable users to specify in plain English precisely which constraints they wish to apply to the targeted information, allowing them to ask questions such as: "What are the sales in Boston on weekends in June for customers who are single, earn more than $30,000 per year and increased their purchases by 15% over last year?" Once users have run a business report, DSS Agent provides capabilities for analytical follow-up such as successively interjecting new information into the report, and drilling throughout the user's business information. DSS Agent's intelligent agents and alerts also allow users to take actions by automatically scanning the data warehouse and highlighting exception areas.

  DSS Agent's filtering, reporting and analytical capabilities provide users with the ability to scan through transaction-level detail in their data warehouse and perform sophisticated market basket analyses. Through DSS Agent's ability to build a sophisticated analytical report, users can understand what products sell well together and whether or not that combination of product sales is more or less profitable than the average market basket of products sold. All reports and analyses developed with DSS Agent can be distributed via the Internet with DSS Web and by e-mail, fax, pager, and mobile phone with DSS Broadcaster. The sample retail report in the figure below illustrates DSS Agent's powerful reporting capabilities.


        [GRAPHIC OF DSS AGENT SCREEN APPEARS HERE]


  DSS Objects. API for Custom Application Development. DSS Objects is a development tool for building customized applications on top of DSS Server. Specialized applications (such as forecasting, category management, scenario analysis, and budgeting) and applications that tightly integrate DSS with online transaction processing are easily developed in Visual Basic, Visual Basic for Applications, Delphi, and Visual C++. DSS Objects allows systems integrators, value added resellers, in-house application developers and vertical solution providers to develop customized relational OLAP applications.

  DSS Objects also is packaged with an Excel add-in that enables relational OLAP analyses to be conducted directly within Microsoft Excel for those end-users who wish to use Excel as their analytical front-end interface. The Excel add-in allows users to run reports against the data warehouse and conduct follow-on analyses on that data through the use of the drill everywhere capabilities included in the Excel add-in.

Application Development and Management Tools

  DSS Architect. Tool for Rapid DSS Development. DSS Architect is a tool for implementing information analysis applications on top of a relational database management system. DSS Architect creates a set of business definitions and rules based on the underlying structure of the relational database. Users of applications such as DSS Agent, DSS Objects, DSS Web, and DSS Broadcaster can use these business definitions to ask questions and conduct analysis of information in the database. DSS Architect is highly automated and is based on an open, flexible metadata architecture, which greatly reduces the cost and time required to implement and maintain systems.

  DSS Executive. Object-Based Executive Information Systems Development Tool. DSS Executive is a design tool for developing Executive Information Systems or briefing books that provide high-level users with a series of views that describe their business. Once briefing books are created, end users can access them by running DSS Agent in Executive Information Systems mode. These systems are easily implemented on top of any DSS Agent application by simply compiling sets of analyses into dynamic pages that immediately focus users on their key business drivers.

  DSS Administrator. Management and Monitoring Tools for Enterprise Deployments. DSS Administrator provides a complete set of tools for managing and monitoring large-scale decision support applications. System monitoring capabilities provide the information needed to tune systems for high performance and availability. The user and object management functionality provided by DSS Administrator enables organizations to maintain enterprise systems supporting thousands of users.

  DSS Administrator's Billing module provides the infrastructure needed to implement billing systems for Internet-based information services. The Billing module can be used to track system usage and generate the reports needed to charge users of an Internet-based information service.

Professional Services and Customer Support

  DSS Consulting. Data Warehouse And DSS Implementation Service. DSS Consulting is dedicated to providing clients with the DSS industry's most focused data warehouse and DSS implementation expertise. Our QuickStrike program, a consulting program for organizations who have already committed to a DSS development effort, includes ten working days of consulting provided by an experienced MicroStrategy data warehouse DSS expert at a client's facilities. Our consultants contribute to the success of Enterprise DSS projects by providing services such as:

  .  DSS application design, development, test and deployment;

  .  data warehouse design, population, development, tuning, and maintenance;

  .  system integration project planning, methodology and audit oversight; and

  . custom application design, development and implementation methodology for those who wish to develop applications with proprietary interfaces using DSS Objects.

  DSS Education. Data Warehouse and DSS Implementation Methodology. We offer training courses to provide current and potential customers with an effective way to learn about decision support systems and data warehousing. These courses have been developed and are taught by senior MicroStrategy consultants with years of experience designing and implementing data warehouses and DSS solutions. Our training curriculum includes:

  .  Introduction to DSS and Data Warehousing;

  .  Data Warehousing, Decision Support and the Web;

  .  Advanced DSS Functionality and Architecture; and

  .  Data Warehousing--DSS Modeling and Design.

  DSS Support. Hotline, Knowledge Base and Field Engineering Services. We provide full product implementation cycle support for Enterprise DSS development and deployment through a variety of channels, including a Web-accessible knowledge base, a telephone hotline, e-mail and fax. Our support engineers are capable of providing client/server configuration assistance, data warehouse design support, DSS application development assistance, relational database management system tuning and configuration assistance and installation, configuration, tuning, and usage support for all of our products. Our support engineers maintain close relationships with the development centers of the major relational database management system providers in order to quickly resolve very large database performance issues that arise from the interaction between DSS and relational database management system software. In the event that it is not possible to troubleshoot an issue remotely, our field engineers are available to be dispatched directly to a client site to isolate and solve problems locally. Our support personnel are capable of providing mission critical support and will interface on behalf of the customer with the relevant very large database and relational database management system providers to address incompatibilities, particular to a given configuration, that are impairing the successful deployment of our DSS applications.

  The diagram set forth below illustrates the complete range of our consulting, education and support services.

CUSTOMERS

  We provide DSS products and related services that can support thousands of users in multiple countries, speaking different languages and working with different currencies. We have in excess of 650 customers, spread across a variety of major industries. A representative list of the firms that during and after the year ended December 31, 1996 have purchased over $250,000 of our products and services is as follows:

BANKING & FINANCE                               TELECOMMUNICATIONS                              CONSUMER PACKAGED GOODS
Bank of America*                                Ameritech                                       Beverage Data Network
Banco Santander                                 AT&T Wireless Services                          Brown & Williamson
CIBC                                            Bell Atlantic*                                  Estee Lauder
Fannie Mae*                                     Bell South*                                     Hallmark*
First Data Corporation*                         Concert Management Services                     Heublein
First Union Corporation*                        MCI Worldcom                                    Ralston Purina*
First USA Bank                                  Pacific Bell*                                   S.C. Johnson Wax*
Freddie Mac*                                    Sprint*                                         U.S. Borax, Inc.
GE Capital*
The Provident Bank                              PHARMACEUTICAL & HEALTHCARE                     TECHNOLOGY
Royal Bank of Canada*                           Cardinal Health                                 EDS Electronic Data Systems*
Societe Generale                                Glaxo Wellcome*                                 IBM Corporation*
Visa International*                             MedPartners                                     Nielsen Media Research
                                                Merck/Medco*                                    NCR
RETAIL                                          Premier, Inc.*                                  Oculus
Asda Stores*                                    Smithkline Beecham                              Perot Systems*
B & Q*                                          Warner-Lambert*                                 Tandem Computers*
Bear Creak*                                                                                     Western Digital*
Best Buy*                                       GROCERY & PHARMACY
Comet                                           American Stores*                                MANUFACTURING & INDUSTRIAL
Dayton Hudson                                   Associated Food Stores                          Allied Signal
Elder Beerman                                   CVS Pharmacy*                                   DuPont*
Federated Systems Group*                        Eckerd Corporation*                             Exxon Chemical
Kmart*                                          Food Lion                                       General Motors
Kohl's Department Stores                        Hannaford Brothers                              Koch Industries
LCBO                                            Harris Teeter                                   Lexmark
The Limited, Inc.*                              Marsh Supermarkets                              Monsanto*
Littlewoods*                                                                                    Nissan
Liz Claiborne*                                  INSURANCE                                       Samsung*
Marks & Spencer PLC*                            Commercial Union Insurance                      Shaw Industries
Payless Cashways                                National Heritage Insurance*
Payless Shoesource*                             Nationwide Insurance*                           OTHER
ShopKo*                                         USAA*                                           London Electric
The Burton Group*                                                                               National Association of Securities
Victoria's Secret                                                                               Dealers, Inc.
Woolworth's*                                                                                    Penn Traffic
                                                                                                The Sabre Group*
                                                                                                Universal Studios, Inc.*
                                                                                                US Airforce

* Indicates that customer has purchased in excess of $500,000 in products and services during and after the year ended December 31, 1996.

SALES AND MARKETING

  Direct Sales Organization.   We market our software and services primarily
through our direct sales organization. As of December 31, 1998, we had domestic sales offices in Atlanta, Bedminster, Boston, Charlotte, Chicago, Cincinnati, Columbus, Dallas, Detroit, Houston, Kansas City, Los Angeles, Minneapolis, Mount Laurel, New York City, Newport Beach, Phoenix, Pittsburgh, San Francisco, Seattle, St. Louis and Washington, D.C., and international sales offices located in Canada (Toronto and Vancouver), The Netherlands (Amsterdam), Spain (Barcelona and Madrid), Germany (Cologne), the United Kingdom (London), France (Paris), Austria (Vienna), and Italy (Milan). We are represented by distributors in countries in which it does not have sales offices, including Australia, Brazil, Chile, Columbia, Czech Republic, Finland, Greece, Ireland, New Zealand, Singapore, South Africa, South Korea and Sweden.

  Indirect Sales Channels. We have entered into relationships with over 150 system integration, application development and platform partners whose products and services are used in conjunction with ours. Agreements with these partners generally provide them with non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our partners product discounts. By using indirect sales channels, we obtain favorable product recommendations from the leading system integration, application developers and platform partners, thereby increasing our market coverage. We also believe that such indirect sales channels allow us to leverage sales and service resources, marketing and industry specific expertise to expand our user base. We are not dependent upon any single third party partner or small group of partners, the loss of which would have a material adverse effect on us.

  Value-Added Resellers.   VARs who resell DSS Suite bundled with their own
Enterprise DSS application and/or syndicated data products include:

RETAIL                      PHARMACEUTICAL           FINANCE
  AC Nielsen                  Concepts Dynamics        American Management
  Consist International       IMS America                      Systems
  FourGen Software            IMS Canada               Databasics
  ICL Retail Systems          Source Informatics       PaySys
  Intrepid Systems          TELECOM                  CROSS INDUSTRY
  Radiant Systems             CableData                Acxiom
  Radius Retail               Cincinnati Bell          Chilton Research Services
  Retek Systems               Information Systems      CIC/MetroMail
  Technology Investments    UTILITY                    Naviant
                              james + martin           RDI - DW Specialists

  System Integrators.   We have also entered into agreements to provide
training, support, marketing and sales assistance to a number of system integrators, including:

AMS                                     EMS                                 PRAGMATEK Consulting Group
Andersen Consulting                     Ernst & Young                       Professional Software Consulting
Archer Decision Sciences                H.I.T.                              ProLink
Anubis Solutions                        james + martin                      EIS Pulse
Beggsheidt Enterprise Consulting        John Galt                           Retail Dynamics (RDI)
CBSI                                    Knightsbridge Solutions             RIS Information Services
Clarity Consulting                      Lancet Software Development         Revere Group
CMS                                     Manifest Solutions                  Shamrock Computer Resources
Computer Sciences Corporation           Marketing Info Systems              Software AG
Cornerstone Concepts                    Naviant Technology Solutions        Stonebridge Technologies
Database Technologies                   NCR                                 Syndicated Technologies
Decision Support Associates             NexGen SI                           Virtual Solutions
Deloitte & Touche                       Nichols Research                    Zyga
DMR/Trecom                              Noblestar Systems
Emergent Corporation                    Olympus Group
                                        Perspective Data Architecture

  Platform Partners. Our platform partners consist of firms which co-sell and co-market complementary technology to the same target customer base. These platform partners include IBM, Tandem/Compaq, NCR, Sequent, ICL, Data General, Informatica, Oracle, Informix and Red Brick.


RESEARCH AND PRODUCT DEVELOPMENT

  We have made substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 1998, our research and product development staff consisted of 171 employees. Our total expenses for research and development for the years 1998, 1997, and 1996 were $12.1 million, $5.0 million (excluding $1.9 million of capitalized software costs) and $2.8 million, respectively.


COMPETITION

  The markets for decision support and Internet-based information services are intensely competitive and subject to rapidly changing technology. Our most direct competitors in these markets are providers of decision support software, push products, browsers with webcasting functionality, electronic and Internet commerce systems, vertical Internet information systems, wireless communications products, OSPs and event-driven technology. Many of these competitors are offering (or may soon offer) products and services that may compete with our information analysis and soon-to-be-released information broadcasting products. The bases of competition in these markets include volume and type of information accessed, timeliness of information delivery, degree of personalization, range of information delivery media, quality of presentation, price/performance, sophistication of notification events and ease of implementation.

  Our competitors in the decision support market fall generally into the following categories: (i) vendors of ROLAP software such as Information Advantage, Inc. and Platinum Technologies Corporation; (ii) vendors of desktop OLAP software such as Business Objects S.A. and Cognos Incorporated; and (iii) vendors of multidimensional OLAP software such as Oracle Corporation, Arbor Software Corporation (which has entered into a strategic relationship with IBM), Seagate and SAS. We anticipate continued growth and competition in the decision support software market and the entrance of new competitors into this market in the future. Such new competitors may include Microsoft, which has indicated that it may introduce certain products in 1998 that may overlap to some extent with the functionality of our products.

  Push product vendors such as PointCast, Marimba and BackWeb offer technologies that deliver information over the Internet to recipients via Web-browsers and proprietary interfaces. Vendors of push products are focused generally on the delivery of text-based information, such as news and sports, but often include some level of numeric information such as stock price updates. Moreover, Marimba has entered into technology partnerships that will extend the scope of its offering to include the delivery of information and analysis from relational data sources, which could provide us with increased competition.

  Web-browsers with channels or webcasting functionality, such as Microsoft Internet Explorer and Netscape Navigator, provide an infrastructure for automatically updating a set of information on a recipient's computer. Although this infrastructure is used by us to enhance the functionality of our DSS Web product line, webcasting and desktop channels offer an alternative information delivery infrastructure to our DSS Broadcaster product line.

  Products and turn-key solutions for electronic commerce, Internet commerce and electronic business, such as those provided by IBM, Open Market, U.S. Web, SVIP and Sun, provide a set of functionality that could be used to implement Internet-based information services. To the extent that these information products sell information and analysis from relational databases they will compete with our products.

  Vertical Internet information systems, including Microsoft Expedia, Microsoft Investor, StockBoss, Microsoft CarPoint, Mercury Mail, TechWeb, ESavers (US Airways, Inc.), C.O.O.L. (Continental Airlines, Inc.), and Internet Travel Network, have developed custom applications and products for the commercialization, analysis and delivery of specific information via the Internet. These systems are generally tailored to a particular application and built in a fashion that is difficult to leverage into other applications. These systems represent competition, in that they provide similar functionality to applications developed using our products.

  Wireless communications and messaging providers, such as AT&T, Nextel, Sprint, MCI, WorldCom, Tridium, PageNet and SkyTel, offer a variety of alpha enabled mobile phones and pagers. It is possible that these companies will implement custom-developed information services for consumers of their mobile phones and pagers that will compete with applications using our products and services.

  OSPs include companies such as America Online, MSN, Prodigy, @Home and WebTV (acquired by Microsoft) that provide text-based content, such as news and sports, over the Internet and on proprietary online services. The potential exists for these companies to implement applications that overlap with the functionality provided by us.

  Providers of event notification systems include companies such as TIBCO, which markets a product that monitors stock tickers and notifies subscribers when preset thresholds are crossed; Clarify, which handles loan applications with a financial system developed by SAP AG; BEA Systems, which provides middleware; and Vitria Technology, which provides event-based workflow software. The systems for event-driven notification provided by these companies at present and in the future may result in technology that overlaps with that provided by us.

  We believe that we differentiate ourselves from other industry participants by offering comprehensive support for all significant relational database platforms. If a single vendor wins a substantial share of the relational database market, we may find it more difficult to differentiate our offerings from our competitors, which may materially adversely affect our business, operating results and financial condition.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than us. In addition, many of our competitors have well established relationships with current and potential customers and extensive knowledge of the data warehouse industry. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. Increased competition may result in price reductions, reduced gross margins and loss of market share. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, operating results and financial condition. See "Business--Competition."

  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our prospective customers. Our current or future indirect channel partners may establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could have a material adverse effect on our margins and our ability to obtain maintenance revenues for new and existing product licenses on favorable terms.


INTELLECTUAL PROPERTY AND LICENSES

  We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license rather than sell our software and require licensees to enter into license agreements that impose certain
restrictions on licensees' use of the software.   In addition, we have made
efforts to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We presently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

  Generally, our products are licensed through "named-user licenses," under which only one identified user may access the product for each "named-user" license fee paid. A user is an individual to whom a licensee has assigned an identification number for purposes of tracking use of a product and who is under an obligation to the licensee to protect any of our confidential information. Under our standard software license agreement, we have the ability to request certified statements of records regarding identification numbers in particular, and use of the products in general, once per year, and has the right to audit use of the products at least once per year. Copying of products and documentation is limited to the number of users for whom license fees have been paid.

  There can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.


EMPLOYEES

  As of December 31, 1998, we had a total of 907 employees, of whom 748 were based in the United States and 159 based internationally. Of the total, 264 were engaged in sales and marketing, 171 in product development, 330 in professional services and 142 in finance, administration and corporate operations. Our future performance depends in significant part upon the continued service of our key management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could have a material adverse effect on our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales, service, marketing and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

  We believe that effective recruiting, education, and nurturing of human resources is critical to our success and have traditionally made substantial investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement. These measures include:

  Professional Education.   All newly hired professionals complete a
professional orientation course that ranges from 4-8 weeks long presented by "MicroStrategy University," our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data warehousing, Enterprise DSS, our products, our competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. At the end of this training, students must pass a number of oral and written examinations in order to begin their assignments. Following this introductory course, veteran employees normally complete at least two weeks of continuing professional development each year. Course content for MicroStrategy University is created by the most experienced members of the professional staff, who generally have an annual obligation to create "expert content" based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

  Company Days.   Each quarter, we invite the entire employee base together for knowledge transfer within functions, across functions and across geographic boundaries. These events are generally built around a set of company-wide meetings and breakout sessions, but they also have particular cultural themes. These events include: the "Company Retreat," which allows employees to network with colleagues in an informal setting and which traditionally has consisted of a Company-sponsored cruise; "University Week," which focuses on continuing professional development along with the creation and codification of industry-best practices; "Friends and Family Weekend," during which we sponsor a weekend-long open house and plays host to immediate and extended family, as well as significant others of employees; and "Customer and Partner Festival," where our business partners and customers are encouraged to mix with the employee base in order to exchange information and strengthen the firm's ties to the marketplace. We believe that our "Company Day" events are long-term investments which will, over time, result in superior productivity, morale, and loyalty among the employee base, and we expect to continue to engage in these activities in the future.

DIRECTORS AND EXECUTIVE OFFICERS

  The following information concerns members of our Board of Directors and our executive officers:

                Name                      Age                                  Position
                ----                      ---                                  --------
Michael J. Saylor....................      34  President, Chief Executive Officer and Chairman of the Board of Directors
Sanju K. Bansal......................      33  Executive Vice President, Chief Operating Officer and Director
Siddartha Banerjee...................      33  Vice President, Consulting Services
Jonathan F. Klein....................      32  Vice President, Law and General Counsel
Mark S. Lynch........................      35  Vice President, Finance and Chief Financial Officer
Eduardo S. Sanchez...................      42  Vice President, International Operations
David B. Sherwood, Jr................      30  Vice President, Marketing
Ray B. Tacoma........................      49  Vice President, Sales
Stephen S. Trundle...................      30  Vice President, Technology
Charles A. Veley.....................      33  Vice President, Strategic Planning
Mark W. Walztoni.....................      44  Vice President, Corporate Development
John L. Wyatt........................      47  Vice President, Corporate and President, Commercial Intelligence
Edward S. Yurcisin...................      31  Vice President, Customer Management
Frank A. Ingari......................      49  Director
Jonathan J. Ledecky..................      41  Director
Ralph S. Terkowitz...................      48  Director

  Michael J. Saylor has served as President, Chief Executive Officer and Chairman of the Board of Directors since founding MicroStrategy in November 1989. Prior to that, Mr. Saylor was employed by E.I. du Pont de Nemours & Company as a Venture Manager from 1988 to 1989 and by Federal Group, Inc. as a Consultant from 1987 to 1988. Mr. Saylor received an S.B. in Aeronautics and Astronautics and an S.B. in Science, Technology and Society from the Massachusetts Institute of Technology.

  Sanju K. Bansal has served as Executive Vice President and Chief Operating Officer since 1993 and was previously Vice President, Consulting since joining MicroStrategy in 1990. He has been a member of the Board of Directors of MicroStrategy since September 1997. Prior to joining MicroStrategy, Mr. Bansal was a consultant at Booz Allen & Hamilton, a worldwide technical and management consulting firm, from 1987 to 1990. Mr. Bansal received an S.B. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Computer Science from The Johns Hopkins University.

  Siddhartha Banerjee has served as Vice President, Consulting Services since November 1998. From 1996 to 1998, Mr. Banerjee served as Director of North America Consulting Services. From 1993 to 1996, Mr. Banerjee served as a Consulting Senior Manager and as Director of Western Operations. Prior to that, Mr. Banerjee worked at Ernst & Young as a consulting manager from 1989 to 1991 and at Sprint International as a Product Manager from 1991 to 1993. Mr. Banerjee received an S.B. and an M.S. in Electrical Engineering from the Massachusetts Institute of Technology.

  Jonathan F. Klein has served as Vice President, Law and General Counsel since November 1998 and as Corporate Counsel from June 1997 to November 1998. Prior to that, Mr. Klein was an appellate litigator with the United States Department of Justice. Mr. Klein received a B.A. in Economics from Amherst College and a J.D. from Harvard Law School.

  Mark S. Lynch has served as Vice President, Finance and Chief Financial Officer since September 1997. Prior to that, Mr. Lynch was Chief Financial Officer for WorldCorp and World Airways from 1996 to 1997, and before that was Vice President, Finance for Intelidata, an electronic commerce firm, from 1991 to 1996. Mr. Lynch has also held several senior accounting positions with KPMG Peat Marwick and Clark Construction Group. Mr. Lynch is a certified public accountant and received a B.S. in Accounting from Penn State and an M.B.A. from George Washington University.

  Eduardo S. Sanchez has served as Vice President, International Operations since July 1997. From 1994 to 1997, he served as Managing Director, European Operations and prior to that as Senior Manager, U.S. Consulting since joining MicroStrategy in 1992. Prior to that, Mr. Sanchez was a manufacturing consultant in Europe, the United States, South

America and Japan. Mr. Sanchez received an M.S. in Systems Engineering from George Mason University and a B.S. in Electrical Engineering from the University of La Plata in Argentina.

  David B. Sherwood, Jr. has served as Vice President, Marketing since February 1998 and as Director, Sales Programs from 1997 to 1998. From 1992 to 1996, Mr. Sherwood served as consultant and then Director of Field Sales. Prior to that, Mr. Sherwood worked at Merrill Lynch as a financial analyst. Mr. Sherwood received an A.B. in English from Dartmouth College.

  Ray B. Tacoma has served as Vice President, Sales since January 1999, and Northeast Regional Vice President from 1997 to 1998. From 1993 to 1996, Mr. Tacoma served as Vice President, Sales and held various other management positions at nCUBE Corporation. From 1973 to 1992, Mr. Tacoma served in a variety of management and sales positions at Sequent Computer Systems, Tandem Computers, Inc., and Digital Equipment Corporation. Mr. Tacoma received a B.S.M.E. from the University of Evansville.

  Stephen S. Trundle has served as Vice President, Technology since July 1997 and as Director, Technology from 1994 to 1997. From 1992 to 1994, Mr. Trundle served as a Consultant and then a Senior Consultant with MicroStrategy.
Prior to that, Mr. Trundle worked for Bath Iron Works on the Aegis Destroyer program from 1991 to 1992. Mr. Trundle received an A.B. in Engineering and an A.B. in Government from Dartmouth College.

  Charles A. Veley has served as Vice President, Strategic Planning since March 1999 and as Vice President, Corporate Development since October 1997 and as Director, Corporate Development from 1996 to October 1997. From 1994 to 1996, Mr. Veley was an Account Executive for Cambridge Technology Partners, a client/server system integrator. From 1991 to 1994, Mr. Veley was employed by MicroStrategy as Vice President, Sales and Marketing. Prior to that, Mr. Veley was an Associate Consultant with the Boston Consulting Group. Mr. Veley received an A.B. in Computer Science from Harvard College.

  Mark W. Walztoni has served as Vice President, Corporate Development since March 1999. Prior to that, Mr. Walztoni was employed by Computer Horizons Corp. as Vice President, Human Resources from July 1996 to March 1999. Mr. Walztoni has also held several senior human resources positions with Ernst & Young LLP and American Express Company. Mr. Walztoni received a B.S. in Business from Northeastern Illinois University and an M.A. in Organizational Psychology from Columbia University.

  John L. Wyatt has served as Vice President, Corporate and President of MicroStrategy's Commercial Intelligence business unit since February 1999. From 1991 until 1998, Mr. Wyatt was the Chief Executive Officer of James Martin & Co. In 1997, he became a member of that company's board of directors, on which he continues to serve. Mr. Wyatt served as the President of a North American start-up subsidiary of an international consulting firm from 1987 to 1990 and as the President of Cohen & Wyatt, Inc., a systems integration solutions company, from 1983 to 1986. Mr. Wyatt received a BEC in 1975 from the University of New England in New South Wales, Australia.

  Edward S. Yurcisin has served as Vice President, Customer Management since November 1998. Since joining MicroStrategy in 1990, Mr. Yurcisin has also served as a Consultant, a Consulting Manager, a Product Manager, an Account Manager, and as Director of Technology Services. Mr. Yurcisin received a B.A. in Economics and Political Science from Duke University.


ITEM 2.  PROPERTIES

FACILITIES

  Our principal offices currently occupy over 284,000 square feet in Vienna, Virginia pursuant to multiple leases which expire between January 1999 and September 2006. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Bedminster, Boston, Chicago, Cincinnati, Dallas, Detroit, Los Angeles, Minneapolis, New York City, San Francisco, Seattle, Washington, D.C., Amsterdam, Barcelona, Cologne, London, Madrid, Milan, Paris and Vienna. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

  From time to time, we may be involved in litigation that arises in the normal course of our business operations. Currently, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Our Class A Common Stock, $.001 par value (the "Class A Common Stock"), is traded on the Nasdaq National Market ("Nasdaq") under the symbol "MSTR". Following our initial public offering on June 12, 1998, the following high and low sales prices were reported by Nasdaq in each quarter:

          1998                                              High    Low
          -----                                            ------  -----
          Fourth Quarter                                    33.88  20.75
          Third Quarter                                     46.00  23.75
          Second Quarter                                    29.75  15.88

  As of March 1, 1999, there were approximately 216 shareholders of record of our Class A Common Stock and 16 shareholders of record of our Class B Common Stock, $.001 par value (the "Class B Common Stock").

  We have never paid any cash dividends on our Class A Common Stock and do not expect to pay any such dividends in the foreseeable future. Our stock price has fluctuated substantially since our initial public offering in June 1998. The trading price of our Class A Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our Class A Common Stock.

  We sold 4,440,000 shares of our Class A Common Stock on June 12, 1998 (the "Initial Public Offering") pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities and Exchange Commission (the "Commission") on June 10, 1998 (the "Effective Date"). Certain stockholders of ours sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of this offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the Initial Public Offering by us and the selling stockholders were $53.3 million and $1.9 million, respectively. Our total expenses in connection with the Initial Public Offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions. Our net proceeds from this offering were approximately $48.1 million. From the Effective Date through December 31, 1998, we used $8.9 million of the net proceeds of the Initial Public Offering to repay net borrowings under our business loan facility (the "Business Loan"). As of March 31, 1999, we had approximately $27.5 million of proceeds remaining from the Offering, and pending use of the proceeds, we intend to invest such proceeds primarily in investment-grade, interest-bearing instruments.

  We sold 1,585,000 shares of our Class A Common Stock, on February 10, 1999 (the "Secondary Offering") pursuant to a Registration Statement on Form S-1 (Registration No. 333-70919), which was declared effective by the Commission on February 10, 1999. Certain stockholders of ours sold an aggregate of 415,000 shares of Class A Common Stock pursuant to such registration statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              Years ended December 31,
                                                    ---------------------------------------------------------------------------
                                                      1998/(1)/        1997/(1)/        1996            1995            1994
                                                    -----------     -----------     -----------     -----------     -----------
                                                                  (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Product licenses.................................  $    72,721     $    36,601     $    15,873     $     4,077     $       622
 Product support..................................       33,709          16,956           6,730           5,700           4,358
                                                    -----------     -----------     -----------     -----------     -----------
  Total revenues..................................      106,430          53,557          22,603           9,777           4,980
                                                    -----------     -----------     -----------     -----------     -----------
Cost and expenses:
 Cost of revenues.................................       19,781          11,116           5,257           2,458           2,057
 Sales and marketing..............................       53,408          30,468          13,054           2,992             771
 Research and development.........................       12,106           5,049           2,840           1,855             200
 General and administrative.......................       11,809           6,552           3,742           2,395           1,955
                                                    -----------     -----------     -----------     -----------     -----------
  Total costs and expenses........................       97,104          53,185          24,893           9,700           4,983
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) from operations.....................        9,326             372          (2,290)             77              (3)
Interest income (expense), net....................          308            (239)           (105)            (40)            (34)
Other income (expense), net.......................          (14)            (12)             20              11             (24)
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) before taxes........................  $     9,620     $       121     $    (2,375)    $        48     $       (61)
Provision for income taxes........................        3,442              --              --              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Net income (loss).................................  $     6,178     $       121     $    (2,375)    $        48     $       (61)
                                                    ===========     ===========     ===========     ===========     ===========
Basic net income (loss) per share.................  $     0.18      $      0.00     $     (0.08)    $      0.00     $      0.00
Shares used in computing basic net income (loss)
 per share........................................   33,492,869      29,493,873      29,493,873      28,896,622      27,988,000

Diluted net income (loss) per share...............  $      0.16     $      0.00     $     (0.08)    $      0.00     $      0.00
Shares used in computing diluted net income
 (loss) per share.................................   38,601,389      32,362,277      29,493,873      28,896,622      27,988,000

BALANCE SHEET DATA:
Cash and cash equivalents.........................  $    27,491     $     3,506     $     1,686     $       643     $       249
Working capital (deficit).........................       28,467          (5,991)         (2,237)          1,343             848
Total assets......................................       82,689          30,065          13,004           5,838           3,209
Notes payable, long-term portion..................          ---           2,428             460             600             193
Total stockholders' equity (deficit)..............       46,280            (427)           (793)          1,546           1,446

--------------
(1)  On June 11, 1998, we elected to terminate our treatment as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated and taxable to our individual stockholders rather than to us.
     Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to consummation of the
     Initial Public Offering. Our S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we will now account for income taxes as a Subchapter C corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." Our recorded income tax expense was $3,442 for the twelve months ended December 31, 1998. On a pro forma basis, had we been a tax-
     paying entity, we would have recorded an income tax provision of approximately $3,649 and $489 and net income (loss) of approximately $5,971 and $(368) for the years ended December 31, 1998 and 1997, respectively. Pro forma basic and diluted income per share would have been $0.18 and $0.15, respectively, for the year ended December 31, 1998 and pro forma basic and diluted loss per share would have been $0.01 for the year ended December 31, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Our primary business following our incorporation in 1989 was to provide software consulting services for customers to help them build custom decision support systems. Our activities during 1994 and 1995 increasingly focused on the development and sale of software products, culminating in the release of a full complement of DSS products in 1995. Since this time, we have continued to focus significant resources on the development of additional functionality and features to our DSS software products. As a result, we have transitioned our primary business from that of a provider of services to a provider of software products.

  Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. We have more than doubled our headcount each year since 1995. At January 1, 1995, we had 59 employees, and at December 31, 1998, we had 907 employees. Although our revenues have significantly increased in each of the last nine quarters, we experienced fluctuating operating margins during 1996, 1997 and 1998 primarily as a result of increases in staff levels. We expect to continue to increase staffing levels and incur additional associated costs in future periods. If we are unable to achieve corresponding substantial revenue growth, we could suffer operating losses in one or more fiscal quarters and may be unable to forecast such losses prior to the end of any given fiscal quarter. In addition, we have experienced net losses and losses from operations for the fiscal years ended December 31, 1996 and December 31, 1994, and were only marginally profitable for the fiscal years ended December 31, 1997 and December 31, 1995. While we have experienced significant percentage growth in revenues in recent periods and currently expect continued, although potentially lower, percentage growth in revenues throughout 1999, prior percentage revenue growth rates should not be considered as necessarily indicative of future growth rates or operating results, and there are a number of factors that could materially affect expected revenue and operating results for fiscal 1999 and subsequent periods. See "Risk Factors."

  Our revenues are derived from two principal sources (i) product licenses and
(ii) fees for maintenance, technical support, education and consulting services (collectively, "product support"). Prior to January 1, 1998, we recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition." Subsequent to December 31, 1997, we began recognizing revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition."
SOP 97-2 was amended on March 31, 1998 by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2." In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition", which amends SOP 98-4, and is effective after December 31, 1998. Management has assessed these new statements and believes that their adoption will not have a material effect on the timing of our revenue recognition or cause changes to our revenue recognition policies. Product license revenues are generally recognized upon the execution of a contract and shipment of the related software product, provided that no significant Company obligations remain outstanding and the resulting receivable is deemed collectible by management. Maintenance revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our maintenance and support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for our education and consulting services are recognized at the time the services are performed.

  The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, we currently operate with virtually no order backlog because our software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected for any future period.
See "Risk Factors--Potential Fluctuations in Quarterly Operating Results."

  We license our software through our direct sales force and increasingly through, or in conjunction with, Value Added Resellers ("VARs") and Original Equipment Manufacturers ("OEMs"). Channel partners accounted for, directly or indirectly, approximately 35.0%, 27.5%, and 9.0% of our revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. As a result, we expect that sales of our product licenses through sales alliances, distributors, resellers and other indirect channels will increase as a percentage of product license revenues. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                                        Year ended December 31,
                                                                         ------------------------------------------------------
                                                                          1998                     1997                   1996
                                                                         ------                   ------                 ------
Consolidated Statements of Operations Data:
Revenues:
  Product licenses..........................................               68.3%                    68.3%                  70.2%
  Product support...........................................               31.7                     31.7                   29.8
                                                                          -----                    -----                 ------
     Total revenues.........................................              100.0                    100.0                  100.0
                                                                          -----                    -----                 ------
Cost of revenues:
  Product licenses..........................................                2.1                      3.1                    4.5
  Product support...........................................               16.5                     17.7                   18.7
                                                                          -----                    -----                 ------
     Total cost of revenues.................................               18.6                     20.8                   23.2
                                                                          -----                    -----                 ------
Gross margin                                                               81.4                     79.2                   76.8
Operating expenses:
  Sales and marketing.......................................               50.2                     56.9                   57.8
  Research and development..................................               11.4                      9.4                   12.6
  General and administrative................................               11.1                     12.2                   16.6
                                                                          -----                    -----                 ------
     Total operating expenses...............................               72.7                     78.5                   87.0
Income (loss) from operations...............................                8.7                      0.7                  (10.2)
Interest income.............................................                1.0                      0.2                    0.1
Interest expense............................................               (0.7)                    (0.7)                  (0.6)
Other income (expense), net.................................                 --                       --                    0.1
Provision for income taxes..................................               (3.2)                      --                     --
                                                                          -----                    -----                 ------
Net income (loss)...........................................                5.8%                     0.2%                (10.6)%
                                                                          =====                    =====                 ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

  Revenues.   Total revenues increased to $106.4 million for the year ended
December 31, 1998 from $53.6 million in the year ended December 31, 1997, representing an increase of 98.5%. Total revenues consist of revenues derived from sales of software product licenses, services and maintenance. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods, if at all.

  Product License Revenues.   Product license revenues increased to $72.7
million for the year ended December 31, 1998 from $36.6 million in the same period ended December 31, 1997, representing an increase of 98.6%. Product license revenues constituted 68.3% of total revenues for the years ended December 31, 1998 and 1997. The significant increase in the dollar amount of product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization.

  Product Support Revenues.   Product support revenues increased to $33.7
million for the year ended December 31, 1998 from $17.0 million in the same period ended December 31, 1997, representing an increase of 98.2%. Product support revenues constituted 31.7% of total revenues for the years ended December 31, 1998 and 1997. The significant increase in the dollar amount of product support revenues was primarily due to the increase in the number of DSS licenses sold. We expect product support revenues as a percentage of total revenues to fluctuate on a period to period basis, but generally not to vary significantly from the percentage of total revenues achieved in 1997 and 1998. However, an element of our sales and marketing strategy is to leverage third-party implementation services to enable us to more rapidly penetrate our target market. To the extent that such efforts are successful, our product support revenues could decline as a percentage of total revenues.

  International Revenues.   We recognized $25.1 million and $14.3 million of
international revenues for the years ended December 31, 1998 and 1997, representing approximately 23.6% and 26.7% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998; in Austria, France and the Netherlands in 1997; in Germany in 1996; in the United Kingdom in 1995; and in Spain in 1994.

 Costs and Expenses

  Cost of Product License Revenues.   Cost of product license revenues consists
primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $2.2 million and $1.6 million for the years ended December 31, 1998 and 1997, representing 3.1% and 4.5% of total product license revenues, respectively. The increase in the dollar amount of our cost of product licenses was directly attributable to the increase in our product license revenues coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during the year ended December 31, 1998 from the year ended December 31, 1997, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites. We anticipate that the cost of product license revenues will increase in dollar amount as license fee revenues increase, but remain relatively constant as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements in the future, cost of product license revenues as a percentage of total product license revenues may increase.

  Cost of Product Support Revenues.   Cost of product support revenues consists
of the costs of providing telephone support, training and consulting services to customers and partners. Cost of product support revenues was $17.5 million and $9.5 million for the years ended December 31, 1998 and 1997, representing 52.0% and 55.9% of total product support revenues, respectively. The increase in the dollar amount of our cost of product support revenues was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels. Despite the increases in personnel and other costs for the year ended December 31, 1998, the total cost of product support revenues remained constant as a percentage of revenues during the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to increases in maintenance revenues which typically do not require proportionate increases in the costs required to perform associated maintenance services. We expect to continue to increase the number of training and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

  Sales and Marketing Expenses.   Sales and marketing expenses include personnel
costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $53.4 million and $30.5 million for the years ended December 31, 1998 and 1997, representing 50.2% and 56.9% of total revenues, respectively. The significant increase in sales and marketing expenses for the year ended December 31, 1998 was primarily due to increased staffing as we established new domestic and international sales offices and expanded our existing direct sales force and, to a lesser extent, increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to acquire market share. We believe that the dollar amount of sales and marketing expenses will continue to increase, but are expected to decrease over time as a percentage of total revenues from the levels experienced in 1998.

  Research and Development Expenses.   Research and development expenses consist
primarily of salaries and benefits of software engineering personnel, payments to contract programmers, depreciation of equipment and expendable equipment purchases. Research and development expenses were $12.1 million and $5.0 million for the years ended December 31, 1998 and 1997, representing 11.4% and 9.3% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel. We expect that research and development expenses will continue to increase in dollar amount as we continue to invest in developing new products, applications and product enhancements. In 1997, in accordance with SFAS No. 86, we capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of our DSS software product line. As a result, we capitalized approximately $1.9 million of research and development costs during the year ended December 31, 1997. During the year ended December 31, 1998, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of our products were not material and therefore such amounts have been expensed rather than capitalized.

  General and Administrative Expenses.   General and administrative expenses
include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments. General and administrative expenses were $11.8 million and $6.6 million for the years ended December 31, 1998 and 1997, representing 11.1% and 12.2% of total revenues, respectively. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. Although we expect that the dollar amount of general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to increase as a percentage of total revenues.

  Deferred Compensation Expense.   During the year ended December 31, 1998, we
granted approximately 1,877,000 options to purchase shares of common stock, of which options to purchase approximately 536,000 shares of common stock were granted at exercise prices below fair market value. We will amortize approximately $1.3 million of compensation expense relating to these options ratably over the five year vesting period of these options. In addition, we issued 50,000 warrants to purchase Class A Common Stock, which resulted in deferred compensation expense of $0.9 million. For the year ended December 31, 1998 compensation expense related to the aforementioned options and warrants is $0.2 million. We will record additional compensation expense relating to the options to be allocated across the above expense categories, as appropriate, for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 of $0.5 million, $0.5 million, $0.5 million, $0.5 million and $0.3 million, respectively.

  Provision for Income Taxes.   Prior to consummation of the Initial Public
Offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated and taxable to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to consummation of the Initial Public Offering.

  Our S corporation status was terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we account for income taxes as a Subchapter C corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." We recorded income tax expense of $3.4 million for the year ended December 31, 1998. The adoption of SFAS No. 109 did not have a material impact on our operating results. As of December 31, 1998, our deferred tax assets of approximately $5.8 million consist primarily of net operating loss carryforwards related to foreign operations. We recorded a valuation allowance on a portion of the net deferred tax assets related to foreign net operating losses which in our opinion, may not be realizable. Our effective tax rate for the period ended December 31, 1998 was approximately 36%. Had we been a C Corporation throughout 1998, we would have recorded a provision of $3.6 million.


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues.   Total revenues increased 136.9% to $53.6 million for the year ended December 31, 1997 from $22.6 million for the year ended December 31, 1996.

  Product License Revenues.   Product license revenues increased 130.6% to $36.6
million for the year ended December 31, 1997 from $15.9 million for the year ended December 31, 1996, representing 68.3% and 70.2% of total revenues, respectively. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization.

  Product Support Revenues.   Product support revenues increased 151.9% to $17.0
million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996, representing 31.7% and 29.8% of total revenues, respectively. The increase in the dollar amount of product support revenues was primarily due to the increase in the number of DSS licenses sold.

  International Revenues.   We recognized $14.3 million and $2.5 million of
international revenues for the years ended December 31, 1997 and 1996, representing approximately 26.7% and 11.1% of total revenues, respectively.

  Costs and Expenses

  Cost of Product License Revenues. Cost of product license revenues increased to $1.6 million for the year ended December 31, 1997 from $1.0 million for the same period ended December 31, 1996, representing 4.5% and 6.4% of total product license revenues, respectively. The increase in our cost of product licenses was directly attributable to the increase in our product license revenue, coupled with the amortization of capitalized software. The total cost of product license revenues as a percentage of revenues decreased during 1997 from the same period in 1996 due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites.

  Cost of Product Support Revenues. Cost of product support revenues increased to $9.5 million for the year ended December 31, 1997 from $4.2 million for the same period ended December 31, 1996, representing 55.9% and 63.0% of total product support revenues, respectively. The increase in our cost of product support revenues in 1997 was primarily due to the increase in the number of personnel providing consulting, training, and telephone support to customers and to the training and related costs associated with increasing personnel levels.

  Sales and Marketing Expenses.   Sales and marketing expenses increased to
$30.5 million for the year ended December 31, 1997 from $13.1 million for the same period ended December 31, 1996, representing 56.9% and 58.0% of total revenues, respectively. The increase in sales and marketing expenses in 1998 was primarily due to increased staffing as we established new international sales offices and expanded our existing direct sales force in addition to increased commissions to sales representatives as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases.

  Research and Development Expenses.   Research and development expenses
increased to $5.0 million for the year ended December 31, 1997 from $2.8 million for the same period ended December 31, 1996, representing 9.3% and 12.4% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel.
We expect that research and development expenses will continue to increase in dollar amount as we continue to invest in developing new products, applications and product enhancements. In 1996, in accordance with SFAS No. 86, we capitalized research and development costs due to the significant increase in product development activities associated with the version 5.0 release of our DSS software product line. As a result, we capitalized approximately $1.9 million of research and development costs during the year ended December 31, 1997. During the year ended December 31, 1996, in accordance with SFAS No. 86, the costs incurred between the establishment of technological feasibility and general availability of our products were not material and therefore have been expensed rather than capitalized.

  General and Administrative Expenses.   General and administrative expenses
increased to $6.6 million for the year ended December 31, 1997 from $3.7 million for the same period ended December 31, 1996, representing 12.2% and 16.6% of total revenues, respectively. The increase in the dollar amount of general and administrative expenses was primarily the result of increased staffing and related costs associated with the growth of our business during these periods.

  Provision for Income Taxes.   Prior to consummation of our Initial Public
Offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated and taxable to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in our financial statements for periods prior to consummation of the Initial Public Offering.

  Our S corporation status terminated shortly prior to consummation of the Initial Public Offering. We are now subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we have adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 did not have a material impact on our operating results. As of December 31, 1997, our deferred tax assets would have been approximately $3.0 million consisting primarily of net operating loss carryforwards related to foreign operations and differences between tax and book treatment of allowances and reserves. We would have recorded a valuation of $1.8 million primarily due to the lack of consistent earnings in certain foreign operations and the uncertainty as to whether the deferred tax asset related to those foreign operations' net operating losses is realizable.

Effects of Inflation

  We believe that inflation and changing prices over the past three years have not had a significant impact on our net sales and revenues or on income from continuing operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

  During the year ended December 31, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. We do not expect SFAS No. 131 to materially impact our financial statement disclosures.


LIQUIDITY AND CAPITAL RESOURCES

  Since our inception through the date of our Initial Public Offering, we had primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. We raised $48.1 million, net of expenses, from our Initial Public Offering. As a result, at December 31, 1998 and December 31, 1997, we had $27.5 million and
$3.5 million, respectively, of cash and cash equivalents.   On February 10,
1999, we raised an additional $40.1 million, net of expenses, from the sale of 1,585,000 shares of Class A Common Stock.

  Cash flows (used in) provided by operations were $(2.5) million and $5.0 million for the years ended December 31, 1998 and 1997, respectively. The decrease in cash provided by operations in the year ended December 31, 1998 was primarily due to an increase in accounts receivable, offset by an increase in accounts payable and other accrued liabilities.

  Our investing activities used cash of $9.3 million and $7.9 million for the years ended December 31, 1998 and 1997, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment required to support expansion of our operations.

  Our financing activities provided cash of $35.7 million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. The principal source of cash from financing activities during the year ended December 31, 1998 was the Initial Public Offering pursuant to which we raised $48.1 million, net of expenses, which was offset by net principal payments on bank borrowings of $7.8 million. Prior to the Initial Public Offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into the Business Loan. The Business Loan, as amended in September 1998, provides for a $5.0 million revolving line of credit for general working capital purposes. Borrowings under the Business Loan may not exceed 80% of eligible accounts receivable for the revolving working capital
line of credit.   The borrowings bear interest at the lender's prime rate or
LIBOR plus 1.50% for the revolving line of credit. Borrowings under the Business Loan are collateralized by substantially all of our assets. In July 1998, we repaid all net borrowings under the Business Loan. As of December 31, 1998, no amounts were outstanding under the Business Loan.

  Subsequent to year end, we signed a commitment letter to expand the Business Loan to a $25.0 million revolving line of credit. Borrowings under the expanded revolving line of credit will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75% depending upon the ratio of funded debt to earnings.

  We declared and paid a $10 million dividend to our shareholders prior to the Initial Public Offering. The dividend was paid in the form of the Dividend Notes prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. The Dividend Notes have (i) a term of one year; (ii) bear interest at 5.46%, and
(iii) are payable in four equal quarterly installments. The Dividend Notes may be prepaid without penalty at any time at our option. We intend to repay the Dividend Notes from cash flows generated from operations, current available cash and cash equivalents, and, to the extent that other sources are insufficient for this purpose, from the proceeds of the Initial Public Offering. As of December 31, 1998, $5.0 million of the Dividend Notes had been repaid.

  We believe that the proceeds generated by the sale of Class A Common Stock offered by us in our Initial Public Offering, and our Secondary Offering, the available borrowings under the Business Loan and the cash generated internally by operations will satisfy our working capital requirements for the foreseeable future.


RISK FACTORS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements. These statements are based on current expectations and actual results could differ significantly. Among the factors that could cause actual results to differ are the following:

Limited Operating History; Uncertainty of Future Operating Results

  We began shipping DSS Agent, the first product in our current product family, in 1994, and we introduced many of our other products in 1995. Our limited operating history makes predicting future operating results difficult, if not impossible. In addition, we had net losses and losses from operations in 1996 and 1994 and were only marginally profitable in 1997 and 1995. Although our revenues have grown in recent periods, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

Quarterly Operating Results May Fluctuate Significantly

  For a number of reasons, including those described below, our operating results, revenues and expenses may vary significantly from quarter to quarter.

  Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

  .  the size and timing of significant orders;

  .  the timing of new product announcements;

  .  changes in our pricing policies or those of our competitors;

  . market acceptance of decision support software generally and of new and enhanced versions of our products in particular;

  .  the length of our sales cycles;

  .  changes in our operating expenses;

  .  personnel changes;

  . our success in expanding our direct sales force and adding to our indirect distribution channels;

  .  the pace and success of our international expansion;

  .  delays or deferrals of customer implementation; and

  .  changes in foreign currency exchange rates.

  Fluctuations in Revenues. In the past, we have typically recognized much of the revenue for any quarter in the last two to four weeks of that quarter. As a result, even minor delays in booking orders near the end of a quarter can adversely affect that quarter's revenues, particularly when large orders are involved.

  Because we ship most of our software products shortly after they are ordered, we have almost no order backlog. Accordingly, product license revenues for any quarter depend largely on orders booked and shipped in that quarter. Product license revenues also fluctuate because the market for our products is evolving rapidly and because sales cycles, which may last many months, vary widely from customer to customer. Sales cycles are affected by many factors over which we have little or no control, including:

  .  customers' budgetary constraints;

  .  the timing of budget cycles;

  .  concerns about the introduction of new products by us or our competitors;
     and

  . potential downturns in the economy, which may reduce demand for management information systems.

  Product support revenues depend largely on maintenance revenues from existing customers and will vary with those customers' maintenance needs.

  Seasonal factors may also affect our revenues. For example, the pace of new sales tends to slow in the summer.

  Limited Ability to Adjust Expenses. Because we plan to expand our business, we expect our operating costs and expenses to increase substantially. Operating costs and expenses we expect to increase include those associated with expanding our technical support, research and development and sales and marketing organizations. We also expect to devote substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. We may not be able to reduce the operating costs and expenses associated with our expansion (or even the rate at which those operating costs and expenses grow) in the short term even if expected revenue trends match our actual revenues. As a result, variations in the timing and amounts of revenue could materially adversely affect our quarterly operating results.

  Based on the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our Class A Common Stock may fall.

Sales May Be Delayed or Lost Due to Long Sales and Implementation Cycles for Our Products

  To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may wait nine months or more after first contact for customers to place orders while they seek internal approval for, among other things, the necessary capital expenditures. During this long sales cycle, certain events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer's own budget and purchasing priorities may change. It is also possible that our customers will divert technology expenditures in 1999 to fund Year 2000 compliance plans. See "Year 2000 Issues; Potential Impact on Customers."

  Even after an order is placed, the time it takes to deploy our products (the implementation cycle) varies widely from one customer to the next. The implementation cycle can sometimes last several months, depending on the customer's data warehousing and other requirements, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

  These and other events affecting the sales and implementation cycles for our products could materially adversely affect our business, operating results or financial condition.

Increased Competition May Lead to Lower Prices, Reduced Gross Margins and Loss of Market Share

  The markets for decision support and Internet-based information services are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering (or may soon offer) products and services that may compete with our information analysis and broadcasting products.

  Our most direct competitors in the markets for decision support and Internet-based information services provide:

  .  decision support software;

  .  push products;

  .  browsers with webcasting functionality;

  .  electronic and Internet commerce systems;

  .  vertical Internet information systems;

  .  wireless communications products;

  .  online services; and

  .  event-driven technology.

  Each of these products or services is discussed more fully below.

  Decision Support Software. In the decision support market, we compete with vendors of relational online analytical processing software, such as Information Advantage, Inc. and Platinum Technology Incorporated; vendors of desktop online analytical processing, or OLAP, software, such as Business Objects S.A. and Cognos Incorporated; and vendors of multidimensional OLAP software, such as Oracle Corporation, Hyperion Solutions Corporation (which has entered into a strategic relationship with International Business Machines Corporation), Seagate Software, Inc. and SAS Institute Incorporated.

  We expect continued growth and competition in this market. In addition, new competitors may emerge. Microsoft Corporation, for example, has indicated that it will introduce certain products in 1999 that may compete with ours.

  Push Products. Our competitors in the push product market, including PointCast Incorporated, Marimba, Inc. and BackWeb Technologies Inc., offer technologies that deliver information over the Internet to recipients via Web browsers and proprietary interfaces. Push product vendors mostly deliver text-based information, such as news and sports, but often include some number-based information, such as stock price updates. Marimba is expanding its services to include the delivery of information and analysis from relational data sources, which could provide us with increased competition in this market.

  Browsers with Webcasting Functionality. Web browsers with channels or the ability to webcast, such as Microsoft Internet Explorer or Netscape Navigator, provide an infrastructure for automatically updating information on a recipient's computer. This infrastructure is a competitive alternative to our DSS Broadcaster product line (although we use the same infrastructure to enhance our DSS Web product line).

  Electronic and Internet Commerce Systems. Products and turn-key solutions for electronic commerce, Internet commerce and electronic business, such as those provided by IBM, Open Market Inc., USWeb/CKS Corp., Viant Corporation and Sun Microsystems, Inc., can be used to provide Internet-based information services. To the extent they can be used to deliver information and analysis from relational database management systems, these products will compete with ours.

  Vertical Internet Information Systems. Microsoft Expedia, Microsoft Investor, StockBoss, Microsoft CarPoint, Mercury Mail, TechWeb, ESavers (US Airways, Inc.), C.O.O.L. (Continental Airlines, Inc.), Internet Travel Network and others have developed custom applications and products to commercialize, analyze and deliver specific information over the Internet. These systems are usually tailored to one application, such as delivering stock prices, and cannot easily be used for others, such as delivering airfares. However, they pose a competitive risk because, as a group, they offer applications similar to some that have been developed using our products.

  Wireless Communications Products. Wireless communications and messaging providers, such as AT&T Corp., Nextel Communications, Sprint Corporation, MCI WorldCom, Inc., Iridium LLC, PageNet, Inc. and SkyTel Corp., offer a variety of alpha-enabled mobile phones and pagers. It is possible that these companies will someday offer custom-developed information services to their customers that will compete with applications using our products and services.

  Online Service Providers. Online service providers include America Online, Inc., Microsoft's Microsoft Network, Prodigy, Inc., @Home Corporation and WebTV Networks, Inc. (acquired by Microsoft). These companies provide text-based information over the Internet and on proprietary online services. They could develop applications that compete with the functionality of our products.

  Event-Driven Technology. Providers of event notification systems include TIBCO Finance Technology Inc., which sells a product that monitors stock tickers and notifies subscribers when preset thresholds are crossed; Clarify Inc., which handles loan applications with a financial system developed by SAP AG; BEA Systems, Inc., which provides middleware; and Vitria Technology Inc., which provides event-based workflow software. The technology resulting from these systems has overlapped with our technology in the past and may do so in the future.

  We believe that we set ourselves apart from the competition by offering comprehensive support for all significant relational database management system platforms. If a single competing vendor gains a large share of the relational database management system market, we may find it more difficult to differentiate our products. This may materially adversely affect our business, operating results and financial condition.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the data warehouse industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

  Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or future indirect channel partners may establish cooperative relationships with our current or future competitors. Such relationships may limit our ability to sell our products through certain distribution channels. Accordingly, it is possible that new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could have a material adverse effect on our margins and on our ability to obtain maintenance revenues for new and existing product licenses on favorable terms.

Continued Growth Will Increase Demands on Resources

  All areas of our operations are expanding rapidly, and we expect this expansion to continue. The total number of our employees grew from 59 on January 1, 1995 to 907 on December 31, 1998, and we expect our number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial, and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. Expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to greatly expand our support organization to further develop indirect distribution channels in different and broader markets and to accommodate growth in our installed customer base. Failure to effectively manage our expansion could have a material adverse effect on our business, operating results and financial condition.

Need to Recruit Additional Skilled Personnel; Dependence on Key Personnel

  Our future success depends on our continuing ability to attract, train, assimilate and retain highly qualified personnel. Competition for these personnel is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly qualified personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our President and Chief Executive

Officer, and Sanju K. Bansal, our Executive Vice President and Chief Operating Officer. Losing the services of one or more of these individuals or other key personnel could materially adversely affect our business, operating results and financial condition.

Dependence on New Versions, New Products and Rapid Technological Change

  The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can quickly make existing products obsolete and unmarketable. The emergence of new standards in related fields may also adversely affect existing products. This could happen, for example, if new Web protocols emerged that were incompatible with deployment of our DSS applications over the Web. Although our DSS solutions allow the core database component to reside on nearly all enterprise server hardware and operating system combinations (Mainframe, AS/400, Unix, Windows NT and Windows), our application server component runs at present only on the Windows NT operating system. Therefore, our ability to increase sales may depend on the continued acceptance of the Windows NT operating system. We cannot market our current DSS applications to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product, and we cannot be sure that we could introduce such a product on a timely or cost effective basis, if at all.

  We believe that our future success depends largely on three factors: our ability to continue to support a number of popular operating systems and databases; our ability to maintain and improve our current product line; and our ability to timely develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. DSS applications, however, are inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. Moreover, only a few of our customers to date have deployed our products in environments that involve terabytes of data and thousands of active users. As deployment in these complex environments becomes more widespread, unexpected delays or other difficulties may arise. As a result, lengthy delays in the general availability of new releases or significant problems in installing or implementing new releases could arise that will have a material adverse effect on our business, operating results and financial condition. We cannot be sure that we will succeed in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements. Nor can we be sure that we will not have difficulties that could delay or prevent the successful development, introduction or marketing of these enhancements. Finally, we cannot be sure that our new products and product enhancements will achieve market acceptance.

Government Regulation and Other Legal Uncertainties

  We are not directly regulated by any governmental agency, although we are subject to the laws that generally apply to businesses. Certain U.S. and foreign laws restricting the use of consumers' personal information may also apply to us. Due to increasing use of the Internet and the dramatically increased access to personal information made possible by technologies like ours, laws and regulations may be adopted in the U.S. and abroad to limit access to personal information over the Internet and other public data networks in ways that adversely affect our business. The European Union Directive on Data Protection, a comprehensive administrative and regulatory program controlling many aspects of personal data collection and distribution, was required to be implemented by its member nations in October 1998. This Directive limits the ability of companies to collect, store and exchange personal data with other entities. In response to consumer pressures, the U.S. Congress and various state legislatures are considering legislation that would apply to us in areas such as privacy protection. It is possible that some or all of this legislation may become law.

  Although existing laws govern such issues as personal privacy over the Internet or other public data networks, it is unclear whether they apply to us. Most of these laws were adopted before the widespread use and commercialization of the Internet and other public data networks. As a result, these laws do not address the unique issues presented by these media.

  Any new law or regulation or any expanded governmental enforcement of existing regulations may limit our growth or increase our legal exposure, which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Growth of Market for Decision Support Software

  All of our revenues have come from sales of decision support software and related maintenance, consulting and training services. We expect these sales to account for substantially all of our revenues for the foreseeable future. Although demand for decision support software has grown in recent years, the market for decision support software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending and other personal behavior may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or that, even if it does grow, businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about decision support software generally and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Control by Existing Stockholders; Anti-Takeover Effect of Two Classes of Common Stock

  We have two classes of common stock: Class A Common Stock and Class B Common Stock. Holders of our Class A Common Stock generally have the same rights as holders of our Class B Common Stock, except that holders of Class A Common Stock have one vote per share while holders of Class B Common Stock have ten votes per share. Following the February 10, 1999 offering, holders of our Class B Common Stock will own or control 30,167,614 shares of Class B Common Stock, or 97.7% of our voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, will control 22,424,662 shares of Class B Common Stock and 50,000 shares of Class A Common Stock, or 72.6% of our voting power. Accordingly, Mr. Saylor will be able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

  Our Certificate of Incorporation allows holders of Class B Common Stock (almost all of whom are employees of our company or related parties) to transfer shares of Class B Common Stock to Class A Common Stock, subject to the approval of a majority of the holders of outstanding Class B Common Stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B Common Stock could, without seeking anyone else's approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business prospects and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

Reliance on Channel Partners

  In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers and value-added resellers, to license and support our products in the United States and internationally. In particular, for 1998 and 1997, channel partners accounted directly or indirectly for 35.0% and 27.5% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. We intend to expand our relationships with strategic partners and to increase the proportion of our customers licensed through these indirect channels. We are currently investing, and intend to increasingly invest, significant resources to develop these channels. If these efforts do not generate significant license revenues, our operating results could be adversely affected.

  We cannot be sure that we will attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in recruiting and maintaining successful relationships with those strategic partners.

Risks Associated with Intellectual Property

  We regard our software products as proprietary, and we rely on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents or patent applications pending, no registered trademarks (other than MicroStrategy or QuickStrike) and no registered copyrights (other than the EISToolkit 2.0 reference manual). Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

  As the number of software products in our target markets increases and the functionality of these products further overlap, software developers may become increasingly subject to infringement claims. Someone may even claim that our technology infringes their proprietary rights. Any such claims, whether with or without merit, can be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of product infringement against us and our inability to license the infringed or similar technology could adversely affect our business.

Difficulties Associated with International Operations and Expansion

  International sales accounted for 23.6%, 26.6%, and 11.1% of our total revenue for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully in 1999 and beyond, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

  There are certain risks inherent in our international business activities. In addition to the currency fluctuations described below, these include:

  .  unexpected changes in regulatory requirements;

  .  tariffs and other trade barriers;

  .  costs of localizing products for foreign countries;

  .  lack of acceptance of localized products in foreign countries;

  .  longer accounts receivable payment cycles;

  .  difficulties in managing international operations;

  .  tax issues, including restrictions on repatriating earnings;

  .  weaker intellectual property protection; and

  .  the burden of complying with a wide variety of foreign laws.

  These factors may have a material adverse effect on our future international sales and, consequently, our results of operations.

Currency Fluctuations

  Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is our local currency. Our foreign currency translation gains and losses have so far been immaterial. However, future fluctuations in exchange rates between the U.S. Dollar and foreign currencies may materially adversely affect our business, results of operations and financial condition, particularly our operating margins. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. To date, we have not hedged the risks associated with these fluctuations. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

Possible Consequences of Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing sovereign currencies and the euro and adopted the euro as their legal currency. Our task force is currently assessing the impact of these events on our company. In addition to tax and accounting issues, the task force is considering:

  . the technical challenges of adapting our systems to accommodate euro-denominated transactions;

  . the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products in different countries;

  .  the impact on currency exchange costs and currency exchange rate risk; and

  .  the impact on existing contracts.

  At this early stage, we cannot yet predict the consequences of euro conversion for our company.

Risk of Software Defects; Potential Product Liability for Software Defects

  Software products as complex as ours may contain errors or defects, especially when first or subsequent versions are released. Although we test our products extensively, we have in the past discovered software errors in certain of our new products after their introduction. While we have not experienced material adverse effects from any such errors to date, we cannot be certain that, despite testing by us and by our current and potential customers, errors will not be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

  Our license agreements with customers typically contain provisions designed to limit our exposure to product liability claims. It is possible, however, that these limitation of liability provisions may not be effective under the laws of certain domestic or international jurisdictions. Although there have been no product liability claims against us to date, our license and support of products may involve the risk of these claims. A successful product liability claim against us could have a material adverse effect on our business, operating results and financial condition.

Year 2000 Issues; Potential Impact on Customers

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries in order for 20th century dates to be distinguished from 21st century dates. As a result, before the end of this year, computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements.

  We have developed and largely implemented a Year 2000 readiness plan for the current versions of most of our products. Accordingly, we believe that the current versions of most of our products are Year 2000 compliant when configured and used properly, provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant.

  In addition, we plan to test our own material internal information technology, or IT, systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) for Year 2000 compliance beginning in the first quarter of 1999. We intend to make any required changes in the second and third quarters of 1999 and to conduct additional testing in the fourth quarter of 1999. To the extent that we are not able to test technology provided by third-party vendors, we are asking them to assure us that their systems are Year 2000 compliant.

  Although we are not currently aware of any material operational issues or costs associated with preparing our material internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in these systems. While we cannot be sure that all our non-material systems will be Year 2000 compliant by 2000, we believe that failure of such systems will not have a material adverse affect on our business, financial condition or results of operations. We are currently developing a contingency plan to provide for the remote possibility that our material systems will not achieve timely Year 2000 compliance.

  We have funded most of our past Year 2000 compliance activities from cash flows and have not allocated additional funds to making our products or internal systems Year 2000 compliant. During 1999, we plan to spend approximately $100,000 on preparing our internal systems for the Year 2000. We do not expect to receive much outside assistance in completing our internal Year 2000 effort.

  Apart from current versions of our products and our internal systems, we have identified four potential Year 2000 problem areas.

  First, we have not yet determined whether certain third-party software incorporated in one of our products is Year 2000 compliant. Although we are not currently aware of any material Year 2000 issues with these third-party software products, undetected errors or defects, if they exist, may cause material unanticipated problems and costs.

  Second, some of our customers may be using a version of our software that is not Year 2000 compliant. While we have tried to make sure that all our customers are using Year 2000 compliant versions of our software, we cannot be certain that they have installed these versions.

  Third, not all platforms or versions of the operating systems that our products currently support are Year 2000 compliant.

  Fourth, certain customers have elected to operate systems in a two-digit year date environment, which is not Year 2000 compliant.

  We do not currently have much information on the Year 2000 compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers do not become Year 2000 compliant, or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise decision support software) to address Year 2000 compliance problems, our business, results of operations, financial condition or cash flows could be materially adversely affected.

  Since we are in the business of selling software, our risk of lawsuits relating to Year 2000 issues with our products is likely to be greater than that of companies in some other industries. Because computer systems may incorporate components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 problem.

  As a result, we may be subjected to Year 2000-related lawsuits whether or not our products and services are Year 2000 compliant. We cannot be certain at this time what the outcomes or impact of any such lawsuits may be.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relate primarily to our short-term investments, which generally have maturities of three months or less. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments with an investment strategy to buy and hold to maturity. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from the levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 1998, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. The introduction of the Euro as a common currency for members of the European Monetary Union is scheduled to take place in our fiscal year 1999. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors and executive officers required by this Item 10 is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers of the Company" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 21, 1999 (the "1999 Proxy Statement"), which is expected to be filed with the Commission within 120 days after the close of our fiscal year. Information relating to certain filings on Forms 3, 4, and 5 of the Company is contained in the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 1999 Proxy Statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in the 1999 Proxy Statement are not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

                                                                            Page
                                                                            ----
    Report of Independent Accountants...................................
    Consolidated Financial Statements:
       Balance Sheets...................................................
       Statements of Operations and Comprehensive Income................
       Statements of Stockholders' Equity (deficit).....................
       Statements of Cash Flows.........................................
    Notes to Consolidated Financial Statements..........................

2.  Consolidated Financial Statement Schedule

    Schedule II - Valuation and Qualifying Accounts.....................

3.  Exhibits


                              INDEX TO EXHIBITS


Exhibit
Number                          Description                                            Page
-------                         -----------                                            ----
 3.1       Certificate of Incorporation, as amended, of the Company.*
 3.2       Bylaws of the Company.*
 4.1       Form of Certificate of Class A Common Stock of the Company.*
10.1       1996 Stock Plan (as amended) of the Company.**
10.2       1997 Stock Option Plan for French Employees.***
10.3       1997 Director Option Plan of the Company.****
10.4       1998 Employee Stock Purchase Plan of the Company.
10.5       Business Loan/Security Agreement between the Company and NationsBank,
           N.A. dated December 10, 1996.*****
10.6       Modification of Business Loan/Security Agreement between the Company and NationsBank, N.A. dated November 20, 1997.******
10.7       Modification of Business Loan/Security Agreement between the Company and NationsBank, N.A. dated September 25, 1998.*******
10.8       Commitment Letter to the Company from NationsBank, N.A. dated
           January 29, 1999.********
21.1       Subsidiaries of the Company.
23.1       Consent of PricewaterhouseCoopers LLP.
27.1       Financial Data Schedule.

----------
          *Filed as the identically numbered exhibit with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

         **Filed as the identically numbered exhibit with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435), and incorporated by reference herein.

        ***Filed as Exhibit 10.6 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

       ****Filed as Exhibit 10.7 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

      *****Filed as Exhibit 10.8 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

     ******Filed as Exhibit 10.9 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

    *******Filed as Exhibit 10.14 with the Company's Registration Statement on Form S-1 (Registration No. 333-70919) and incorporated by reference herein.

   ********Filed as Exhibit 10.15 with the Company's Registration Statement on Form S-1 (Registration No. 333-70919) and incorporated by reference herein.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by the Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
MicroStrategy Incorporated:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries (the Company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 16, 1999

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                 December 31,
                                                                                       -------------------------------
                                                                                        1998                     1997
                                                                                       -------                 -------
                                    ASSETS
Current assets:
 Cash and cash equivalents.................................................            $27,491                 $ 3,506
 Accounts receivable, net..................................................             33,054                  16,085
 Prepaid expenses and other current assets.................................              2,198                   1,435
 Deferred tax assets, net..................................................                716                      --
                                                                                       -------                 -------
  Total current assets.....................................................             63,459                  21,026
                                                                                       -------                 -------
Property and equipment, net................................................             13,773                   6,891
Long-term accounts receivable..............................................              2,700                      --
Deposits and other assets..................................................              2,757                   2,148
                                                                                       -------                 -------
  Total assets.............................................................            $82,689                 $30,065
                                                                                       =======                 =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses.....................................            $11,904                 $ 9,636
 Accrued compensation and employee benefits................................              7,356                   3,633
 Deferred revenue..........................................................             10,732                   8,340
 Line-of-credit............................................................                 --                   4,508
 Notes payable, current portion............................................                 --                     900
 Dividend notes payable....................................................              5,000                      --
                                                                                       -------                 -------
  Total current liabilities................................................             34,992                  27,017
Notes payable, long-term portion...........................................                 --                   2,428
Deferred revenue...........................................................                746                   1,047
Deferred tax liabilities, net..............................................                671                      --
                                                                                       -------                 -------
  Total liabilities........................................................             36,409                  30,492
                                                                                       -------                 -------
Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, par value $0.001 per share, 5,000,000 shares authorized,
  no shares issued or outstanding..........................................                 --                      --
 Common stock, par value $0.001 per share, 50,000,000 shares   authorized;
  no shares issued or outstanding at December 31, 1998; 29,493,873
  shares issued and outstanding at December 31, 1997.......................                 --                      29
 Class A Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 5,052,110 shares issued and outstanding at December 31,
  1998; no shares issued or outstanding at December 31, 1997...............                  5                      --
 Class B Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 30,633,114 shares issued and outstanding at December 31,
  1998; no shares issued or outstanding at December 31, 1997...............                 31                      --
 Additional paid-in capital................................................             42,219                      20
 Accumulated other comprehensive income....................................                894                     158
 Accumulated earnings (deficit)............................................              5,229                    (634)
 Deferred compensation.....................................................             (2,098)                     --
                                                                                       -------                 -------
  Total stockholders' equity (deficit).....................................             46,280                    (427)
                                                                                       -------                 -------
  Total liabilities and stockholders' equity (deficit).....................            $82,689                 $30,065
                                                                                       =======                 =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                (in thousands, except share and per share data)

                                                                                      Years ended December 31,
                                                                   -------------------------------------------------------------
                                                                      1998                      1997                     1996
                                                                   -----------              -----------              -----------
Revenues:
 Product licenses.........................................         $    72,721              $    36,601              $    15,873
 Product support..........................................              33,709                   16,956                    6,730
                                                                   -----------              -----------              -----------
  Total revenues..........................................             106,430                   53,557                   22,603
                                                                   -----------              -----------              -----------
Cost of revenues:
 Product licenses.........................................               2,246                    1,641                    1,020
 Product support..........................................              17,535                    9,475                    4,237
                                                                   -----------              -----------              -----------
  Total cost of revenues..................................              19,781                   11,116                    5,257
                                                                   -----------              -----------              -----------
 Gross margin.............................................              86,649                   42,441                   17,346
Operating expenses:
 Sales and marketing......................................              53,408                   30,468                   13,054
 Research and development.................................              12,106                    5,049                    2,840
 General and administrative...............................              11,809                    6,552                    3,742
                                                                   -----------              -----------              -----------

  Total operating expenses................................              77,323                   42,069                   19,636
                                                                   -----------              -----------              -----------

Income (loss) from operations.............................               9,326                      372                   (2,290)
Interest income...........................................               1,028                       94                       22
Interest expense..........................................                (720)                    (333)                    (127)
Other income (expense), net...............................                 (14)                     (12)                      20
                                                                   -----------              -----------              -----------

Income (loss) before income taxes.........................               9,620                      121                   (2,375)
                                                                   -----------              -----------              -----------
Provision for income taxes................................              (3,442)                      --                       --
                                                                   -----------              -----------              -----------

Net income (loss).........................................         $     6,178              $       121              $    (2,375)
                                                                   ===========              ===========              ===========

Other comprehensive income:


 Foreign currency translation adjustment..................                 736                      158                       --
                                                                   -----------              -----------              -----------

Comprehensive income (loss)...............................         $     6,914              $       279              $    (2,375)
                                                                   ===========              ===========              ===========

Basic net income (loss) per share.........................         $      0.18              $      0.00              $     (0.08)
                                                                   ===========              ===========              ===========

Weighted average shares used in computing basic net
 income (loss) per share..................................          33,492,869               29,493,873               29,493,873
                                                                   ===========              ===========              ===========


Diluted net income (loss) per share.......................         $      0.16              $      0.00              $     (0.08)
                                                                   ===========              ===========              ===========

Weighted average shares used in computing diluted net
 income (loss) per share..................................          38,601,389               32,362,277               29,493,873
                                                                   ===========              ===========              ===========

Pro forma information:
Pro forma net income (loss)...............................         $     5,971              $      (368)
                                                                   ===========              ===========
Pro forma basic net income (loss) per share...............         $      0.18              $     (0.01)
                                                                   ===========              ===========
Pro forma diluted net income (loss) per share.............         $      0.15              $     (0.01)
                                                                   ===========              ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (in thousands, except share data)

                                          Common Stock      Class A Common Stock  Class B Common Stock
                                      -------------------   --------------------  ---------------------
                                        Shares     Amount      Shares     Amount     Shares      Amount
                                      -----------  ------   -----------  -------  ------------   ------
Balance at December 31, 1995........   32,306,404   $  32           ---  $                 ---   $
Issuance of common stock in
 exchange for notes receivable from
 stockholders.......................      147,469     ---           ---      ---           ---      ---
Proceeds from payments on notes
 receivable.........................          ---     ---           ---      ---           ---      ---
Retirement of treasury stock........   (1,011,200)     (1)          ---      ---           ---      ---
Net income..........................          ---     ---           ---      ---           ---      ---
                                      -----------   -----   -----------  -------  ------------   ------
Balance at December 31, 1996........   31,442,673      31           ---      ---           ---      ---
                                      -----------   -----   -----------  -------  ------------   ------
Proceeds from payments on notes
 receivable.........................          ---     ---           ---      ---           ---      ---
Retirement of treasury stock........   (1,948,800)     (2)          ---      ---           ---      ---
Translation adjustment..............          ---     ---           ---      ---           ---      ---
Net income..........................          ---     ---           ---      ---           ---      ---
                                      -----------   -----   -----------  -------  ------------   ------
Balance at December 31, 1997........   29,493,873      29           ---      ---           ---      ---
                                      -----------   -----   -----------  -------  ------------   ------
Issuance of common stock in
 exchange for minority interest of
 Company's foreign subsidiaries.....    1,401,641       2           ---      ---           ---      ---
Stock Options issued below fair
 value..............................          ---     ---           ---      ---           ---      ---
Declaration of dividend.............          ---     ---           ---      ---           ---      ---
Issuance of Class A common shares
 in connection with initial public
 offering, net of offering costs....          ---     ---     4,440,000        5           ---      ---
Deferred compensation resulting
 from the issuance of stock options
 below fair value...................          ---     ---           ---      ---           ---      ---
S-Corporation to C-Corporation
 conversion.........................          ---     ---           ---      ---           ---      ---
Exercise of stock options...........          ---     ---       349,710      ---           ---      ---
Conversion of common stock to Class
 B common stock.....................  (30,895,514)    (31)          ---      ---    30,895,514       31
Conversion of Class B common stock
 to Class A.........................          ---     ---       262,400      ---      (262,400)     ---
Issuance of warrants to purchase              ---     ---           ---      ---           ---      ---
Class A common stock................
Translation adjustment..............          ---     ---           ---      ---           ---      ---
Net income..........................          ---     ---           ---      ---           ---      ---
                                      -----------   -----   -----------  -------  ------------   ------
Balance at December 31, 1998                  ---   $ ---     5,052,110  $     5    30,633,114   $   31
                                      ===========   =====   ===========  =======  ============   ======

                                                 Accumu-
                                                 lated
                                                 Other    Accumu-                     Notes
                                    Additional   Compre-  lated                     Receivable        Treasury Stock
                                     Paid-in     hensive  Earnings     Deferred       from         -------------------
                                     Capital     Income   (Deficit)  Compensation  Stockholders      Shares     Amount     Total
                                    ----------  --------  --------   ------------  ------------    ----------   ------   --------
Balance at December 31, 1995........  $    197   $   ---   $ 1,720   $      ---   $     (107)       2,960,000   $ (296)  $  1,546
Issuance of common stock in
 exchange for notes receivable from
 stockholders.......................        16       ---       ---          ---          (16)             ---      ---        ---
Proceeds from payments on notes
 receivable.........................       ---       ---       ---          ---            36             ---      ---         36
Retirement of treasury stock........       ---       ---      (100)         ---           ---      (1,011,200)     101        ---
Net income..........................       ---       ---    (2,375)         ---           ---             ---      ---     (2,375)
                                      --------   -------   -------   ----------   -----------      ----------   ------   --------
Balance at December 31, 1996........       213       ---      (755)         ---          (87)       1,948,800     (195)      (793)
                                      --------   -------   -------   ----------   -----------      ----------   ------   --------
Proceeds from payments on notes
 receivable.........................       ---       ---       ---          ---            87             ---      ---         87
Retirement of treasury stock........      (193)      ---       ---          ---           ---      (1,948,800)     195        ---
Translation adjustment..............       ---       158       ---          ---           ---             ---      ---        158
Net income..........................       ---       ---       121          ---           ---             ---      ---        121
                                      --------   -------   -------   ----------   -----------      ----------   ------   --------
Balance at December 31, 1997........        20       158      (634)         ---           ---             ---      ---       (427)
                                      --------   -------   -------   ----------   -----------      ----------   ------   --------
Issuance of common stock in
 exchange for minority interest of
 Company's foreign subsidiaries.....     1,066       ---       ---          ---           ---             ---      ---      1,068
Stock Options issued below fair
 value..............................     1,350       ---       ---       (1,350)          ---             ---      ---        ---
Declaration of dividend.............   (10,000)      ---       ---          ---           ---             ---      ---    (10,000)
Issuance of Class A common shares
 in connection with initial public
 offering, net of offering costs....    48,184       ---       ---          ---           ---             ---      ---     48,189
Deferred compensation resulting
 from the issuance of stock options
 below fair value...................       ---       ---       ---          186           ---             ---      ---        186
S-Corporation to C-Corporation
 conversion.........................       315       ---      (315)         ---           ---             ---      ---        ---
Exercise of stock options...........       350       ---       ---          ---           ---             ---      ---        350
Conversion of common stock to Class
 B common stock.....................       ---       ---       ---          ---           ---             ---      ---        ---
Conversion of Class B common stock
 to Class A.........................       ---       ---       ---          ---           ---             ---      ---        ---
Issuance of warrants to purchase           934       ---       ---         (934)          ---             ---      ---        ---
Class A common stock................
Translation adjustment..............       ---       736       ---          ---           ---             ---      ---        736
Net income..........................       ---       ---     6,178          ---           ---             ---      ---      6,178
                                      --------   -------   -------   ----------   -----------      ----------   ------   --------
Balance at December 31, 1998          $ 42,219   $   894   $ 5,229   $   (2,098)  $       ---             ---   $  ---   $ 46,280
                                      ========   =======   =======   ==========   ===========      ==========   ======   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                         Years ended December 31,
                                                                                    ---------------------------------
                                                                                      1998        1997         1996
                                                                                    --------     -------      -------
Operating activities:
 Net income (loss)................................................................  $  6,178     $   121      $(2,375)
Adjustments to reconcile net income (loss) to net cash from operating activities:
 Depreciation and amortization....................................................     3,250       1,243          306
 Provision for doubtful accounts, net of write-offs and recoveries................       815         312          381
   Loss on sale of property and equipment.........................................        --          --           17
   Net change in deferred taxes...................................................       (45)         --           --
   Other..........................................................................       163          --           --
Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
   Accounts receivable............................................................   (17,525)     (8,235)      (4,859)
   Prepaid expenses and other current assets......................................      (711)     (1,051)        (230)
   Accounts payable and accrued expenses, compensation and benefits...............     5,948       8,951        3,780
   Deferred revenue...............................................................     2,267       3,512        3,985
   Deposits and other assets......................................................      (188)        102          (58)
   Long-term accounts receivable..................................................    (2,700)         --           --
                                                                                    --------     -------      -------

       Net cash (used in) provided by operating activities........................    (2,548)      4,955          947
                                                                                    --------     -------      -------

Investing activities:
   Acquisition of property and equipment..........................................    (9,295)     (5,954)      (1,680)
   Increase in capitalized software...............................................        --      (1,928)          --
                                                                                    --------     -------      -------

       Net cash used in investing activities......................................    (9,295)     (7,882)      (1,680)
                                                                                    --------     -------      -------

Financing activities:
   Proceeds from sale of Class A common stock and exercise of stock options,
       net of offering costs......................................................    48,539          --           --
   Borrowings on short-term line of credit, net...................................        --       1,750        2,008
   Repayments on short-term line of credit, net...................................    (4,508)         --           --
   Repayments of dividend notes payable...........................................    (5,000)         --           --
   Proceeds from issuance of note payable.........................................       862       3,264          306
   Principal payments on notes payable............................................    (4,190)       (521)        (574)
   Proceeds from payments on stockholders' notes receivable.......................        --          87           36
                                                                                    --------     -------      -------

       Net cash provided by financing activities..................................    35,703       4,580        1,776
                                                                                    --------     -------      -------

       Effect of foreign exchange rate changes on cash............................       125         167           --
                                                                                    --------     -------      -------

Net increase in cash and cash equivalents.........................................    23,985       1,820        1,043

Cash and cash equivalents, beginning of year......................................     3,506       1,686          643
                                                                                    --------     -------      -------
Cash and cash equivalents, end of period..........................................  $ 27,491     $ 3,506      $ 1,686
                                                                                    ========     =======      =======

Supplemental disclosure of noncash investing and financing activities:
   Issuance of notes receivable in exchange for common stock......................  $     --     $    --      $    16
                                                                                    ========     =======      =======
   Retirement of treasury stock...................................................  $     --     $   195      $   101
                                                                                    ========     =======      =======
   Issuance of common stock in exchange for minority interest of Company's
       foreign subsidiaries.......................................................  $  1,068     $    --      $     -
                                                                                    ========     =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest.........................................  $    714     $   290      $   112
                                                                                    ========     =======      =======
   Cash paid during the year for income taxes.....................................  $  2,996     $    --      $     -
                                                                                    ========     =======      =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands, except share and per share data)


(1)  Organization and Summary of Significant Accounting Policies

 (a)  Organization

  MicroStrategy Incorporated (the "Company") is a leading worldwide provider of enterprise Decision Support Systems (DSS) software applications and related services. The Company's DSS Suite enables both active and passive delivery of information from large-scale databases, providing Global 2000 enterprise user communities with timely answers to mission-critical questions. MicroStrategy's decision support platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, MicroStrategy's products extend DSS beyond corporate boundaries to customers, partners, and supply chain constituencies through a broad range of pull and push technology such as the Internet, e-mail, telephones, pagers and other wireless communications devices.

 (b)  Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Prior to January 1, 1998, the Company owned a 79% interest of its foreign subsidiaries, a 17% interest of the foreign subsidiaries was owned by the Company's majority stockholder and the remaining 4% interest was owned by a minority stockholder. Due to the fact that 96% interest of the foreign subsidiaries were under common control and the remaining minority shareholder's interest was immaterial, the Company has consolidated 100% of the foreign subsidiaries since inception and has not reflected the minority interest in its consolidated balance sheets. Effective January 1, 1998, the Company acquired the remaining 21% minority interest of its foreign subsidiaries through the issuance of 1,401,641 shares of Class B Common Stock.

 (c)  Use of Estimates

  The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 (d)  Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include various short-term money market instruments.

 (e)  Software Development Costs

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company's definition, establishing technological feasibility is considered complete only after the majority of customer testing and customer feedback has been incorporated into product functionality. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs net of accumulated amortization are $1,247 and $1,831 at December 31, 1998 and 1997, respectively, and are included in deposits

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


and other assets on the balance sheet. Amortization expense related to software development costs was $584 and $97 for the years ended December 31, 1998 and 1997, respectively. Prior to the year ended December 31, 1997 and during 1998, the establishment of technological feasibility of the Company's products and general release of such software had substantially coincided. As a result, software development costs qualifying for capitalization were insignificant and, therefore, the Company has only capitalized software development costs during 1997.

 (f)  Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Depreciation and amortization expense related to property and equipment was $2,585, $1,141 and $306 for the years ended December 31, 1998, 1997 and 1996, respectively.

 (g)  Revenue Recognition

  Prior to January 1, 1998 the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, "Software Revenue Recognition." Subsequent to December
31, 1997, the Company began recognizing revenue in accordance with SOP 97-2, "Software Revenue Recognition." SOP 97-2 was amended on March 31, 1998 by SOP 98-4 "Deferral of the effective date of a provision of SOP 97-2." In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition," which amends SOP 98-4, and is effective after December 31, 1998. Management has assessed these new statements and believes that their adoption will not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies. Revenue from product licensing arrangements is generally recognized after execution of a licensing agreement and shipment of the product, provided that no significant Company obligations remain and the resulting receivable is deemed collectible by management. In addition, the Company recognizes revenue from sales to value-added resellers (VARs) and original equipment manufacturers (OEMs) at the time of product shipment, subject to evaluation of possible product returns or exchanges. Historically, the Company has not experienced any returns or exchanges of its products from direct sale customers, VARs or OEMs. Services revenue, which includes training and consulting, is recognized at the time the service is performed. The Company defers and recognizes maintenance revenue ratably over the terms of the contract period, ranging from 12 to 36 months.

 (h)  Income Taxes

  Prior to the Initial Public Offering, the Company had elected to be treated for federal and state income tax purposes as a Subchapter S corporation. Under Subchapter S, the taxable income or loss is reported by the stockholders and, accordingly, no federal or state income taxes had been provided in the financial statements prior to consummation of the Initial Public Offering.

  In connection with the Initial Public Offering, the Company converted to a Subchapter C corporation and, accordingly, is no longer treated as a Subchapter S corporation for tax purposes. The Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with SFAS No. 109, "Accounting For Income Taxes," which the Company adopted upon consummation of the Initial Public Offering. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The adoption of SFAS No. 109 did not have a material impact on the Company's operating results. As of December 31, 1998, the Company's deferred tax assets of approximately $5,835 consist primarily of net operating loss carryforwards related to foreign operations. The Company recorded a valuation allowance on the deferred tax assets relating to certain foreign operations where there is uncertainty as to whether the deferred tax asset is realizable.

  The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the years ended December 31, 1998 and 1997.

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


 (i)  Basic and Diluted Net Income (Loss) Per Share

  Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, assuming conversion of dilutive common stock equivalent shares from common stock options and warrants.

 (j)  Foreign Currency Translation

  The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of each balance sheet date. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period the transactions occur. Accordingly, translation gains and losses are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income.

 (k)  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

  For the years ended December 31, 1998, 1997, and 1996, no one customer accounted for 10% or more of total revenues nor accounts receivable.

 (l)  Fair Value of Financial Instruments

  The Company's financial instruments, which consist of cash, cash equivalents, accounts receivable, accounts payable, line of credit and notes payable, approximate fair value. The carrying amounts of the line of credit and notes payable approximate fair value as these financial instruments contain variable interest rates that reprice frequently.

 (m)  Stock-based Compensation

  The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provisions of SFAS No. 123.

(n)  Year 2000 Costs

 The Company expenses costs for Year 2000 issues as incurred.

 (o)  Purchase of Minority Interest in Foreign Subsidiaries and Related
Intangibles

  Effective January 1, 1998, the Company issued a total of 1,401,641 shares of Class B Common Stock to certain existing stockholders in exchange for their approximate 21% minority interest in certain of the Company's foreign subsidiaries. The transaction and the valuation of the percentage interests held by each of the minority interest stockholders for purposes of determining the number of shares of Common Stock to be issued to each of them were reviewed and approved by the disinterested members of the Board of Directors. The Company accounted for the transaction under the purchase method of accounting. The 1,134,662 shares issued to the majority stockholder of the Company in exchange for his shares in the foreign subsidiaries' minority interest (representing 17% interest of the foreign subsidiaries) was an exchange between entities under common control and was therefore accounted for at historical cost. The historical cost for the majority stockholder's investment in the minority interest was approximately $58. The shares issued to the other minority interest stockholder (representing 4% interest of the foreign subsidiaries) were recorded at fair value. Accordingly, the Company recorded $1,068 for acquired intangible assets, which is included in deposits and other assets in the balance sheet representing the excess of the fair market value of 266,979 of the shares issued in exchange for the non controlling interests shares in the foreign subsidiaries. The Company has allocated the following amounts to the identifiable intangible assets and is amortizing those assets on a straight-line basis over the following estimated useful lives:

      Distribution channels...........................        $  478  15 years
      Trade name......................................           239  20 years
      Customer list...................................           267  10 years
      Assembled workforce.............................            66  10 years
      Goodwill........................................            18  5 years
                                                              ------
                                                              $1,068
                                                              ======

  During the year ended December 31, 1998, the Company recorded amortization expense of $81 relating to intangible assets.

 (p)  Recent Accounting Standards

  As of December 31, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. In addition, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued, which establishes standards for the manner in which public companies report information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company does not expect SFAS No. 131 to materially impact its financial statement disclosures.

(2)  Initial Public Offering

  On June 16, 1998, the Company issued 4.6 million shares of Class A Common Stock in an initial public offering raising approximately $48.1 million (the "Initial Public Offering"). The holders of Class A Common Stock generally have rights identical to those of holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders.

(3)  Accounts Receivable

  Accounts receivable, net of allowances, consist of the following:

                                                             December 31,
                                                          -----------------
                                                           1998      1997
                                                          -------   -------
     Billed............................................   $27,976   $16,621
     Unbilled..........................................     6,663       234
     Less allowance for doubtful accounts..............    (1,585)     (770)
                                                          -------   -------
                                                          $33,054   $16,085
                                                          =======   =======

(4)  Property and Equipment

  Property and equipment consists of the following:

                                                             December 31,
                                                          -----------------
                                                           1998      1997
                                                          -------   -------
     Computer equipment and software...................   $14,967   $ 6,703
     Furniture and equipment...........................     2,850     1,512
     Leasehold improvements............................       697       292
     Less:  accumulated depreciation and amortization..    (4,741)   (1,616)
                                                          -------   -------
                                                          $13,773   $ 6,891
                                                          =======   =======

                           MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


(5)  Bank Borrowings

  In December 1996, the Company entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in September 1998, provides for a $5.0 million revolving line of credit for general working capital purposes. Borrowings under the Business Loan may not exceed 80% of eligible accounts receivable for the revolving working capital line of credit. The borrowings bear interest at the lender's prime rate or LIBOR plus 1.50% for the revolving line of credit. Borrowings under the Business Loan are collateralized by substantially all of the Company's assets. In July 1998, the Company repaid all net borrowings under the Business Loan. As of December 31, 1998, no amounts were outstanding under the Business Loan.

  The Business Loan requires the Company to maintain certain financial ratios and to comply with certain other covenants. As of December 31, 1998, the Company is in compliance with these covenants.

  Subsequent to year end, the Company expanded its line of credit to $25.0 million. Borrowings under the expanded revolving line of credit will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings.

(6)  Notes Payable

  Notes payable consist of the following:

                                                                  December 31,
                                                               -----------------
                                                                 1998       1997
                                                               -------   -------
Notes payable to financial institution with interest
rates varying from 8.8% to 9.4%, at December 31, 1997,
maturities through December 31, 2001, payable in monthly
installments and collateralized by the related equipment...... $    --   $ 3,328
Less:  current portion                                              --      (900)
                                                               -------   -------
Notes payable, long-term portion.............................. $    --   $ 2,428
                                                               =======   =======

(7)  Income Taxes

  Prior to the Initial Public Offering, the Company was an S corporation, and accordingly, the Company was not liable for corporate income taxes. However, effective June 12, 1998, the Company is a tax-paying entity. The tax provision consists of the following for the years ended December 31:

                                                                Pro forma
                                                       1998        1997
                                                      -------  -----------
                                                               (unaudited)
      Current:
       Federal......................................  $ 2,930    $  (148)
       State........................................      557         71
       Foreign......................................       --        124
                                                      -------    -------
                                                        3,487         47
      Deferred:
       Federal......................................       38        794
       State........................................      140        170
       Foreign......................................   (1,654)    (1,443)
                                                      -------    -------
                                                       (1,476)      (479)
      Increase in valuation allowance...............    1,431        921
                                                      -------    -------

      Total provision...............................  $ 3,442    $   489
                                                      =======    =======

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


  Pre-tax income for the year ended December 31, 1998 was $9,620. The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the years ended December 31:

                                                                                           Pro forma
                                                                          1998               1997
                                                                         ------           -----------
                                                                                          (unaudited)
       Income tax expense at federal statutory rate....................  $3,271                $  41
       Goodwill amortization and other non-deductible expenses.........     147                   --
       Foreign sales corporation.......................................    (203)                  --
       State income tax, net of federal tax benefit....................     367                    5
       S Corporation income............................................    (240)                  --
       Loss on foreign subsidiary......................................    (231)                  --
       Tax credits.....................................................    (350)                (480)
       Utilization of foreign net operating losses.....................    (263)                  --
       Change in valuation allowance...................................   1,431                  921
       International rate differential.................................    (290)                   2
       Other...........................................................    (197)                  --
                                                                         ------                -----
                                                                         $3,442                $ 489
                                                                         ======                =====

  Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                                            Pro forma
                                                                           1998                1997
                                                                          -------          -----------
                                                                                           (unaudited)
      Allowances and reserves.......................                      $ 1,561              $   287
      Accrued compensation..........................                          848                  384
      Foreign net operating losses..................                        3,162                1,801
      Tax credits...................................                          264                   --
      Deferred revenue..............................                           --                  595
                                                                          -------              -------
                                                                            5,835                3,067
       Valuation allowance..........................                       (2,324)              (1,801)
                                                                          -------              -------

      Net deferred tax assets.......................                        3,511                1,266
                                                                          -------              -------

     Deferred tax liabilities:
      Prepaid assets................................                          489                  447
      Depreciation..................................                          424                  558
      Capitalized software..........................                        1,071                  703
      Cash to accrual conversion....................                        1,482                   --
                                                                          -------              -------
       Total deferred tax liabilities...............                        3,466                1,708
                                                                          -------              -------

     Total net deferred tax asset (liability).......                      $    45              $  (442)
                                                                          =======              =======

  The Company recorded a net $1,431 increase in the valuation allowance for the year ended December 31, 1998 related to foreign net operating losses which in the Company's opinion, may not be realizable. The Company has foreign net operating loss carryforwards of $7,942 of which $2,897 will expire in 2002 and 2003. The remaining foreign net operating losses of $5,045 carryforward indefinitely.

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


   For the year ended December 31, 1998 the Company recorded a total tax provision of $3,442. Upon the revocation of the Company's federal S corporation election in June of 1998, the Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." As of December 31, 1998 management has concluded that no valuation allowance is required on the domestic deferred tax assets and certain of its foreign deferred tax assets based on its assessment that current and expected future levels of taxable income are sufficient to realize these deferred tax assets. Had the Company been taxable as a regular C corporation throughout the 1998 tax period, it would have recorded a tax provision of $3,649.

   Had the Company been taxable as a regular C corporation as of December 31, 1997, the Company would have recorded a tax provision of $489, a net deferred tax liability of $442 and a valuation allowance of $1,801 primarily against the net operating loss carryforwards generated in certain foreign jurisdictions. As of December 31, 1997 management would have concluded that no valuation allowance was required on the domestic deferred tax assets and certain of its foreign deferred tax assets based on its assessment that current and expected future levels of taxable income are sufficient to realize these deferred tax assets.

(8)  Commitments and Contingencies

 (a)  Operating Leases

  The Company leases office space under operating lease agreements expiring at various dates through 2006. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs. Future minimum lease payments under noncancelable operating leases with a remaining term in excess of one year at December 31, 1998 are as follows:

        1999.........................................     $ 5,279
        2000.........................................       4,692
        2001.........................................       4,343
        2002.........................................       4,330
        2003.........................................       3,378
        Thereafter...................................     $ 6,627
                                                          -------
                                                          $28,649
                                                          =======

  Total rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $3,952, $1,635 and $699, respectively.

 (b)  Contingencies

  The Company is involved in proceedings through the normal course of business, however, the ultimate resolution of these proceedings cannot be predicted with certainty. Management believes that any unfavorable outcome related to these proceedings will not have a material effect on the Company's financial position or results of operations.

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


(9)  Stockholders Equity

 (a)  Net Income (Loss) Per Share

  Reconciliations of the basic net income (loss) per share and diluted net income (loss) per share computations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                    Year ended December 31,
                                                                    -----------------------------------------------------
                                                                       1998                 1997                 1996
                                                                    -----------          -----------          -----------
Basic net income (loss) per share:
Weighted-average common shares outstanding.....................      33,492,869           29,493,873           29,493,873
                                                                    -----------          -----------          -----------
Net income (loss)..............................................     $     6,178          $       121          $    (2,375)
                                                                    ===========          ===========          ===========
Basic net income (loss) per share..............................     $      0.18          $      0.00          $     (0.08)
                                                                    ===========          ===========          ===========
Diluted net income (loss) per share:
Weighted-average common shares outstanding.....................      33,492,869           29,493,873           29,493,873
Diluted impact of common shares issuable on exercise of stock
 options and warrants..........................................       5,108,520            2,868,404                   --
                                                                    -----------          -----------          -----------
Weighted-average common shares outstanding assuming
 dilution......................................................      38,601,389           32,362,277           29,493,873
                                                                    -----------          -----------          -----------
Net income (loss)..............................................     $     6,178          $       121          $    (2,375)
                                                                    ===========          ===========          ===========
Diluted net income (loss) per share............................     $      0.16          $      0.00          $     (0.08)
                                                                    ===========          ===========          ===========

  Common stock equivalents are included in the computation of diluted net income
(loss) per share using the treasury stock method. During 1998 and 1996, stock options granted by the Company to purchase 956,135 and 1,172,963 common shares, respectively, were not included in the computation because the effect was anti-dilutive.

  Immediately prior to the Initial Public Offering, all outstanding shares of common stock were changed and converted into shares of Class A Common Stock and exchanged for an identical number of shares of Class B Common Stock.

 (b)  Employee and Directors Stock Option Plans

  In February 1996, the Company adopted the 1996 Stock Plan in order to provide an incentive to eligible employees, consultants and officers of the Company. Under the 1996 Stock Plan, as amended, 8,000,000 shares of common stock are reserved, options to purchase 6,169,969 shares have been granted as of December 31, 1998.

  In March 1997, the Company adopted the French Plan, which provides for the granting of options to employees of MicroStrategy France SARL, the Company's French subsidiary. A total of 300,000 shares of common stock has been reserved under the French Plan, options to purchase 111,250 shares have been granted as of December 31, 1998.

  In September 1997, the Company adopted the 1997 Director Option Plan, which provides for the grants of nonqualified stock options to non-employee directors of the Company. A total of 200,000 shares of common stock has been reserved under the Director Option Plan, options to purchase 145,000 shares have been granted as of December 31, 1998.

  Shares of Class A Common Stock will be issued upon exercise of any of the stock options granted under the 1996 Stock Plan, the French Plan and the 1997 Director Option Plan.

  The stock option exercise price of options under the Company's stock option plans may not be less than the determined fair market value at the date of grant. Stock options to date generally vest ratably over five years from the date of grant and expire ten years after grant. Vested stock options are exercisable at the earliest of (1) the closing of an underwritten public offering, (2) change in control of the Company or (3) 78 months following the date of grant of an option.

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


  A summary of the status of the Company's stock option plans as required by SFAS No. 123 is presented below:

                                                                                         Option Price         Weighted
                                                                                          Range per            Average
                                                                     Shares                 Share          Exercise Price
                                                                   ----------           -------------      --------------
Outstanding at December 31, 1995                                           --           $          --             $    --
 Granted................................................            2,482,416            0.50 -  1.25                0.84
 Exercised..............................................                   --                      --                  --
 Surrendered............................................              (23,000)           0.50 -  1.13                0.55
                                                                   ----------           -------------             -------
Outstanding at December 31, 1996........................            2,459,416            0.50 -  1.25                0.84
 Granted................................................            2,660,363            1.50 -  4.00                2.44
 Exercised..............................................                   --                      --                  --
 Surrendered............................................             (207,916)           0.50 -  2.50                1.10
                                                                   ----------           -------------             -------
Outstanding at December 31, 1997........................            4,911,863            0.50 -  4.00                1.70
 Granted................................................            1,876,690            4.00 - 42.50               14.28
 Exercised..............................................             (349,710)           0.50 -  4.00                1.05
 Surrendered............................................             (363,134)           0.50 - 38.25                3.95
                                                                   ----------           -------------             -------
Outstanding at December 31, 1998........................            6,075,709            0.50 - 42.50                5.46
                                                                   ==========           =============             =======
Options vested at December 31, 1998.....................            1,145,958           $0.50 - 28.19             $  2.08
                                                                   ==========           =============             =======

                                                                                       Options Exercisable at
                  Options Outstanding at December 31, 1998                                December 31, 1998
----------------------------------------------------------------------------    --------------------------------------
                                         Weighted Average
                                             Remaining                                                    Weighted
      Range of                           Contractual Life   Weighted Average                               Average
   Exercise Prices     Number of Shares       (Years)        Exercise Price     Number of Shares       Exercise Price
---------------------  ----------------  -----------------  ----------------    ----------------      ----------------
     $   0.00 -  4.25       4,525,874            7.8             $ 1.86            1,086,828               $ 1.48
         4.25 -  8.50         445,200            8.6               5.79                   --                   --
         8.50 - 12.75         529,435            8.0              11.58               54,630                11.83
        12.75 - 21.25          61,500            9.5              20.54                   --                   --
        21.25 - 25.50         263,450            9.3              23.62                3,500                25.25
        25.50 - 29.75          80,950            9.5              27.90                1,000                28.19
        29.75 - 34.00          12,500            9.1              32.54                   --                   --
        34.00 - 38.25         106,050            9.2              36.72                   --                   --
        38.25 - 42.50          50,750            9.5              39.68                   --                   --
                            ---------           ----             ------            ---------               ------
                            6,075,709            8.0             $ 5.46            1,145,958               $ 2.08
                            =========           ====             ======            =========               ======

  If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plans, the Company's net income would have been adjusted to the pro forma amounts presented below:

                                                                                  Year ended December 31,
                                                                --------------------------------------------------------
                                                                      1998                 1997                 1996
                                                                ---------------     ---------------      ---------------
     Net income (loss)
       As reported...........................................        $6,178              $  121              $(2,375)
       Pro forma.............................................        $3,204              $ (258)             $(2,467)
       Basic net income (loss) per share, as reported........        $ 0.18              $ 0.00              $ (0.08)
       Diluted net income (loss) per share, as reported......        $ 0.16              $ 0.00              $ (0.08)
       Pro forma basic net income (loss) per share...........        $ 0.10              $(0.01)             $ (0.08)
       Pro forma diluted net income (loss) per share.........        $ 0.08              $(0.01)             $ (0.08)

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company's stock option plans issued during the years ended December 31, 1998, 1997 and 1996, respectively: volatility factors of 80%, 60% and 70%, weighted-average expected life of 5 years, 2.5 years, and 5 years risk-free interest rates of 5%, 6% and 6%, and no dividend yields. The following assumptions were used for shares issued during 1998 under the Employee Stock Purchase Plan: volatility factor of 80%, weighted-average expected life of 6 months, risk-free interest rate of 5% and no dividend yield. The weighted average fair value of grants made during the years ended December 31, 1998, 1997 and 1996 are $9.52, $1.04 and $0.52, respectively.

  During the year ended December 31, 1998, the Company granted options to purchase 1,876,690 shares of common stock, of which options to purchase 535,835 shares of common stock were granted at exercise prices below fair market value. The Company will amortize approximately $1,350 of compensation expense related to these options ratably over the five year vesting period of these options.
The Company will record additional compensation expense relating to the options for the years ending December 31, 1999, 2000, 2001, 2002 and 2003 of $270, $270,
$270, $270 and $84, respectively. For the year ended December 31, 1998, the Company recorded $186 of compensation expense related to the aforementioned options.

  (c)  Distribution to S Corporation Stockholders

  Prior to the Initial Public Offering, the Company distributed a dividend of $10,000 to the existing stockholders of the S corporation in the form of short-term one-year notes prior to the termination of the Company's S corporation election. The notes issued to the existing stockholders by the Company bear interest at the ''applicable federal rate'' for short-term obligations. The Company plans to repay the notes from cash flows from future operations of the Company in accordance with the terms of the notes. As of December 31, 1998, $5.0 million was outstanding.

  (d)  Stock Warrants

  In December 1998, the Company issued warrants to purchase 50,000 shares of Class A common stock at $23.50 a share. The warrants vest ratably over five years. The Company recorded $933,500 of deferred compensation expense which is included in stockholders equity as of December 31, 1998 which is being amortized ratably over five years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption: volatility factor of 80%, weighted average expected life of 5 years, risk-free interest rate of 5% and no dividend yield.

(10)  Employee Benefit Plan

  The Company sponsors a plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) plan (the ''Plan''). Participants may make voluntary contributions to the Plan of up to 20% of their compensation not to exceed the Federally determined maximum allowable contribution. The Plan permits for discretionary company contributions; however, no contributions were made for the years ended December 31, 1996, 1997 and 1998.

                          MICROSTRATEGY INCORPORATED

                (In thousands, except share and per share data)


(11)  Segment Information

  The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:

                                                                         Year ended December 31,
                                                                     ------------------------------
                                                                      1998        1997       1996
                                                                     --------    -------    -------
Revenue:
Domestic..................................................           $ 81,307    $39,310    $20,089
Europe....................................................             25,123     14,247      2,514
                                                                     --------    -------    -------
  Total revenue...........................................           $106,430    $53,557    $22,603
                                                                     ========    =======    =======
Operating (loss) income:
Domestic..................................................           $  6,870    $  (639)   $(1,172)
Europe....................................................              2,456      1,011     (1,118)
                                                                     --------    -------    -------
  Total operating (loss) income...........................           $  9,326    $   372    $(2,290)
                                                                     ========    =======    =======
Identifiable assets:
Domestic..................................................           $ 64,051    $21,376
Europe....................................................             18,638      8,689
                                                                     --------    -------
  Total assets............................................           $ 82,689    $30,065
                                                                     ========    =======

  Transfers of $1,047, $4,443 and $6,574 for the years ended December 31, 1996, 1997 and 1998, respectively, from domestic to foreign operations have been excluded from the above table and eliminated in the consolidated financial statements.

(12)   Subsequent Events

  On February 10, 1999, the Company sold 1,585,000 shares of Class A Common Stock for approximately $40.1 million, net of expenses. In addition, certain Class B stockholders converted 415,000 shares of Class B Common Stock to Class A Common Stock which were also sold on February 10, 1999.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vienna, Commonwealth of Virginia, on this ___ day of March, 1999.

                                MICROSTRATEGY INCORPORATED
                                (Registrant)


                                By:
                                   ---------------------------------------------
                                   Name:  Michael J. Saylor
                                   Title:  President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Name                                           Position                             Date
                       ----                                           --------                             ----
                                                     President, Chief Executive Officer and
---------------------------------------------------  Chairman of the Board (Principal                 March __, 1999
        Michael J. Saylor                            Executive Officer)


                                                     Executive Vice President, Chief Operating        March __, 1999
---------------------------------------------------  Officer and Director
        Sanju K. Bansal


                                                     Vice President and Chief Financial               March __, 1999
---------------------------------------------------  Officer (Principal Financial and
        Mark S. Lynch                                Accounting Officer)


                                                     Director                                         March __, 1999
---------------------------------------------------
        Frank A. Ingari


                                                     Director                                         March __, 1999
---------------------------------------------------
        Ralph S. Terkowitz


                                                     Director                                         March __, 1999
---------------------------------------------------
        Jonathan J. Ledecky

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                      BALANCE AT      ADDITIONS                 BALANCE AT
                                     BEGINNING OF     CHARGED TO                  END OF
DESCRIPTION                             PERIOD         EXPENSES     DEDUCTIONS    PERIOD
Allowance for doubtful accounts
December 31, 1996                          77              381            -          458
December 31, 1997                         458              312            -          770
December 31, 1998                         770            1,468         (653)       1,585

                              INDEX TO EXHIBITS


Exhibit
Number                          Description                                            Page
-------                         -----------                                            ----
 3.1       Certificate of Incorporation, as amended, of the Company.*
 3.2       Bylaws of the Company.*
 4.1       Form of Certificate of Class A Common Stock of the Company.*
10.1       1996 Stock Plan (as amended) of the Company.**
10.2       1997 Stock Option Plan for French Employees.***
10.3       1997 Director Option Plan of the Company.****
10.4       1998 Employee Stock Purchase Plan of the Company.
10.5       Business Loan/Security Agreement between the Company and NationsBank,
           N.A. dated December 10, 1996.*****
10.6       Modification of Business Loan/Security Agreement between the Company and NationsBank, N.A. dated November 20, 1997.******
10.7       Modification of Business Loan/Security Agreement between the Company and NationsBank, N.A. dated September 25, 1998.*******
10.8       Commitment Letter to the Company from NationsBank, N.A. dated
           January 29, 1999.********
21.1       Subsidiaries of the Company.
23.1       Consent of PricewaterhouseCoopers LLP.
27.1       Financial Data Schedule.

----------
          *Filed as the identically numbered exhibit with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

         **Filed as the identically numbered exhibit with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435), and incorporated by reference herein.

        ***Filed as Exhibit 10.6 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

       ****Filed as Exhibit 10.7 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

      *****Filed as Exhibit 10.8 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

     ******Filed as Exhibit 10.9 with the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.

    *******Filed as Exhibit 10.14 with the Company's Registration Statement on Form S-1 (Registration No. 333-70919) and incorporated by reference herein.

   ********Filed as Exhibit 10.15 with the Company's Registration Statement on Form S-1 (Registration No. 333-70919) and incorporated by reference herein.