Form 10-Q
period 1999-03-31
MICROSTRATEGY INC
filed 1999-05-14
CIK 1050446

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              __________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED: MARCH 31, 1999       COMMISSION FILE NUMBER 000-24435

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No __
      -

The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on May 1, 1999 was 8,115,894 and 29,875,904, respectively.

                          MICROSTRATEGY INCORPORATED

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets, March 31, 1999 (unaudited) and December 31, 1998...........           2

  Consolidated Statements of Operations and Comprehensive Income, Three Months ended
   March 31, 1999 and 1998 (unaudited)....................................................           3

  Consolidated Statements of Cash Flows, Three Months ended March 31, 1999 and 1998                  4
   (unaudited)............................................................................

  Notes to Consolidated Financial Statements (unaudited)..................................           5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                  7
 Operations...............................................................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................          19

PART II - OTHER INFORMATION...............................................................          20

ITEM 1.   FINANCIAL STATEMENTS

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              MARCH 31,     DECEMBER 31,
                                                                                                1999            1998
                                                                                           -------------  --------------
                                                                                            (unaudited)
                                    ASSETS
Current assets:
 Cash and cash equivalents.................................................................    $ 45,123          $27,491
 Short-term investments....................................................................      16,487              ---
 Accounts receivable, net..................................................................      37,221           33,054
 Prepaid expenses and other current assets.................................................       2,940            2,198
 Deferred tax assets, net..................................................................         716              716
                                                                                               --------          -------
  Total current assets.....................................................................     102,487           63,459
Property and equipment, net................................................................      17,151           13,773
Long-term accounts receivable..............................................................       1,800            2,700
Deposits and other assets..................................................................       2,841            2,757
                                                                                               --------          -------
  Total assets.............................................................................    $124,279          $82,689
                                                                                               ========          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.....................................................    $ 12,751          $11,904
 Accrued compensation and employee benefits................................................       5,401            7,356
 Deferred revenue..........................................................................      11,114           10,732
 Dividend notes payable....................................................................       2,500            5,000
                                                                                               --------          -------
  Total current liabilities................................................................      31,766           34,992
Deferred revenue...........................................................................       1,171              746
Deferred tax liabilities, net..............................................................         671              671
                                                                                               --------          -------
  Total liabilities........................................................................      33,608           36,409
                                                                                               --------          -------
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares
  issued or outstanding....................................................................         ---              ---
 Common Stock, par value $0.001 per share, 50,000,000 shares authorized, no shares
  issued or outstanding....................................................................         ---              ---
 Class A Common Stock, par value $0.001 per share, 100,000,000 shares authorized,
  7,874,713 shares issued and outstanding at March 31, 1999;  5,052,110 shares issued
  and outstanding at December 31, 1998.....................................................           8                5
 Class B Common Stock, par value $0.001 per share, 100,000,000 shares authorized,
  30,023,373 shares issued and outstanding at March 31, 1999; 30,633,114 shares issued
  and outstanding at December 31, 1998.....................................................          30               31
 Additional paid-in capital................................................................      84,998           42,219
 Accumulated other comprehensive income....................................................         563              894
 Accumulated earnings......................................................................       7,088            5,229
 Deferred compensation.....................................................................      (2,016)          (2,098)
                                                                                               --------          -------
  Total stockholders' equity...............................................................      90,671           46,280
                                                                                               --------          -------
  Total liabilities and stockholders' equity...............................................    $124,279          $82,689
                                                                                               ========          =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             ----------------------------
                                                                                                 1999            1998
                                                                                             ------------    ------------
Revenues:
 Product licenses.....................................................................       $    23,124     $    14,282
 Product support......................................................................            12,660           5,613
                                                                                             -----------     -----------
  Total revenues......................................................................            35,784          19,895
                                                                                             -----------     -----------
Cost of revenues:
 Product licenses.....................................................................               520             538
 Product support......................................................................             6,609           3,163
                                                                                             -----------     -----------
  Total cost of revenues..............................................................             7,129           3,701
                                                                                             -----------     -----------
Gross margin..........................................................................            28,655          16,194
                                                                                             -----------     -----------
Operating expenses:
 Sales and marketing..................................................................            16,774          10,828
 Research and development.............................................................             5,060           2,092
 General and administrative...........................................................             4,280           2,563
                                                                                             -----------     -----------
 Total operating expenses.............................................................            26,114          15,483
                                                                                             -----------     -----------
Income from operations................................................................             2,541             711
Interest income.......................................................................               504              47
Interest expense......................................................................               (92)           (237)
Other income, net.....................................................................                46              21
                                                                                             -----------     -----------
Income before income taxes............................................................             2,999             542
Provision for income taxes............................................................             1,140             ---
                                                                                             -----------     -----------
Net income............................................................................       $     1,859     $       542
                                                                                             ===========     ===========
Other comprehensive (loss) income:
 Foreign currency translation adjustment..............................................              (331)              4
                                                                                             -----------     -----------
Comprehensive income..................................................................       $     1,528     $       546
                                                                                             ===========     ===========
Basic net income per share............................................................       $      0.05     $      0.02
                                                                                             ===========     ===========
Weighted average shares outstanding used in computing basic net income per share......        36,389,742      30,895,514
                                                                                             ===========     ===========
Diluted net income per share..........................................................       $      0.05     $      0.02
                                                                                             ===========     ===========
Weighted average shares outstanding used in computing diluted net income per share....        40,969,116      35,312,065
                                                                                             ===========     ===========
Pro forma information (unaudited):
Net income, as reported...............................................................               ---     $       542
Pro forma income taxes................................................................               ---            (206)
                                                                                                             -----------
Pro forma net income..................................................................               ---     $       336
                                                                                                             ===========
Pro forma basic net income per share..................................................               ---     $      0.01
                                                                                                             ===========
Pro forma diluted net income per share................................................               ---     $      0.01
                                                                                                             ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                1999         1998
                                                                                             ---------     --------
Operating activities:
 Net income............................................................................      $  1,859     $   542
Adjustments to reconcile net income to net cash from operating activities:
 Depreciation and amortization.........................................................         1,390         650
 Provision for doubtful accounts, net of write-offs and recoveries.....................            60         ---
 Amortization of deferred compensation.................................................            82         ---
Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
 Accounts receivable...................................................................        (4,632)        113
 Prepaid expenses and other current assets.............................................          (805)        (37)
 Accounts payable and accrued expenses, compensation and benefits......................          (719)     (3,162)
 Deferred revenue......................................................................           975       1,168
 Deposits and other assets.............................................................          (271)       (155)
 Long-term accounts receivables........................................................           900         ---
                                                                                             --------     -------
  Net cash used in operating activities................................................        (1,161)       (881)
                                                                                             --------     -------
Investing activities:
 Acquisition of property and equipment.................................................        (4,751)     (1,365)
 Purchase of short-term investments....................................................       (16,487)        ---
                                                                                             --------     -------
  Net cash used in investing activities................................................       (21,238)     (1,365)
                                                                                             --------     -------
Financing activities:
 Proceeds from sale of Class A Common Stock and exercise of stock options, net of
  offering costs.......................................................................        42,782         ---
 Borrowings on short-term line of credit, net..........................................           ---         868
 Repayments of dividend notes payable..................................................        (2,500)        ---
 Proceeds from issuance of notes payable...............................................           ---         432
 Principal payments on notes payable...................................................           ---        (240)
                                                                                             --------     -------
  Net cash provided by financing activities............................................        40,282       1,060
                                                                                             --------     -------
  Effect of foreign exchange rate changes on cash and cash equivalents.................          (251)        (16)
                                                                                             --------     -------
Net increase (decrease) in cash and cash equivalents...................................        17,632      (1,202)
Cash and cash equivalents, beginning of year...........................................        27,491       3,506
                                                                                             --------     -------
Cash and cash equivalents, end of period...............................................      $ 45,123     $ 2,304
                                                                                             ========     =======
Supplemental disclosure of noncash financing activities:
 Issuance of common stock in exchange for minority interest of Company's
  foreign subsidiaries.................................................................      $   ---      $ 1,068
                                                                                             =======      =======

Supplemental disclosure of cash flow information:
 Cash paid during the year for interest................................................      $     54     $   205
                                                                                             ========     =======
 Cash paid during the year for income taxes............................................      $    460     $   ---
                                                                                             ========     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

The consolidated balance sheet of MicroStrategy Incorporated (the "Company") as of March 31, 1999, the related consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission (the "Commission") in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  PUBLIC OFFERING

On February 10, 1999, the Company sold to the public 1,585,000 shares of Class A Common Stock for approximately $40,100,000, net of expenses. In addition, certain holders of Class B Common Stock converted 415,000 shares of Class B Common Stock to Class A Common Stock in connection with their sale of such shares in the public offering.

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents and short-term investments include high quality money markets, commercial paper, U.S. Treasury and agency and corporate notes. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All short-term investments are classified as available-for-sale and are carried at amortized cost, which approximates estimated fair value based on quoted market prices.

(4)  USE OF ESTIMATES

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(5)  INCOME TAXES

Prior to the Company's initial public offering in June 1998 (the "Initial Public Offering"), the Company had elected to be treated for federal and state income tax purposes as a Subchapter S corporation. Under Subchapter S, the taxable income or loss is reported by the stockholders and, accordingly, no federal or state income taxes had been provided in the financial statements prior to consummation of the Initial Public Offering.

The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the three months ended March 31, 1998.

                          MICROSTRATEGY INCORPORATED

                                  (UNAUDITED)

(6)   NET INCOME PER SHARE

Reconciliations of the basic net income per share and diluted net income per share computations for the three months ended March 31, 1999 and 1998 are as follows:

                                                                             FOR THE THREE MONTHS
(in thousands, except share and per share data)                                ENDED MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         -----------        -----------
Net income.......................................................        $     1,859        $       542
                                                                         ===========        ===========
Basic net income per share:
  Weighted average common shares outstanding.....................         36,389,742         30,895,514
                                                                         ===========        ===========
Basic net income per share.......................................        $      0.05        $      0.02
                                                                         ===========        ===========
Diluted net income per share:
  Weighted average common shares outstanding.....................         36,389,742         30,895,514
                                                                         ===========        ===========
  Diluted impact of common shares issuable on exercise of
   stock options and warrants....................................          4,579,374          4,416,551
                                                                         ===========        ===========
  Weighted average common shares assuming dilution...............         40,969,116         35,312,065
                                                                         ===========        ===========
Diluted net income per share.....................................        $      0.05        $      0.02
                                                                         ===========        ===========

Common stock equivalents are included in the computation of diluted net income per share using the treasury stock method. During the three months ended March 31, 1999 stock options granted by the Company to purchase 329,450 shares of Class A Common Stock were not included in the computation because the effect was anti-dilutive. During the three months ended March 31, 1998 there were no stock options granted by the Company with exercise prices greater than the average fair market value of the shares of Class A Common Stock.

(7)  SEGMENT INFORMATION

The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:

                                                 FOR THE THREE MONTHS
(in thousands)                                      ENDED MARCH 31,
                                              ---------------------------
                                                1999               1998
                                              ---------          --------
Revenue:
  Domestic..............................      $  28,120          $ 15,732
  Europe................................          7,664             4,163
                                              ---------          --------
      Total revenue.....................      $  35,784          $ 19,895
                                              =========          ========
Operating income (loss):
  Domestic..............................      $     615          $  1,454
  Europe................................          1,926              (743)
                                              ---------          --------
      Total operating income............      $   2,541          $    711
                                              =========          ========
Identifiable assets:
  Domestic..............................      $ 104,822          $ 24,824
  Europe................................         19,457             5,767
                                              ---------          --------
      Total assets......................      $ 124,279          $ 30,591
                                              =========          ========

Transfers of $1,758,000 and $1,048,000 for the three months ended March 31, 1999 and 1998, respectively, from foreign to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. We have nearly doubled our headcount each year since 1995. At January 1, 1995 we had 59 employees and at March 31, 1999 we had 1,068 employees. Although our revenues have significantly increased in each of the last twelve quarters, we experienced fluctuating operating margins during the three months ended March 31, 1999 and during 1998, 1997 and 1996 primarily as a result of increases in staff levels. We expect to continue to increase staffing levels and incur additional associated costs in future periods. If we are unable to achieve corresponding substantial revenue growth, we could suffer operating losses in one or more quarters and may be unable to forecast such losses prior to the end of any given quarter. In addition, we have experienced net losses and losses from operations for the years ended December 31, 1996 and December 31, 1994, and were only marginally profitable for the years ended December 31, 1997 and December 31, 1995. While we have experienced significant percentage growth in revenues in recent periods, prior percentage revenue growth rates should not be considered as necessarily indicative of future growth rates or operating results, and there are a number of factors that could materially affect expected revenue and operating results for 1999 and subsequent periods. See "Risk Factors."

Our revenues are derived from two principal sources:  (i) product licenses and
(ii) fees for maintenance, technical support, education and consulting services (collectively, "product support"). We recognized revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which was amended on March 31, 1998 by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." Subsequently, the American Institute of Certified
Public Accountants (AICPA) issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," which amended SOP 98-4, and became effective after December 31, 1998. The adoption of these new statements did not have a material effect on the timing of our revenue recognition or cause changes to our revenue recognition policies. Product license revenues are generally recognized upon the execution of a contract and shipment of the related software product, provided that no significant obligations remain outstanding on the part of the Company and the resulting receivable is deemed collectible by management. Technical support revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our technical support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for our education and consulting services are recognized at the time the services are performed.

The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, we currently operate with virtually no order backlog because our software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected for any future period. See "Risk Factors-Quarterly Operating Results May Fluctuate Significantly."

We license our software through our direct sales force and increasingly through, or in conjunction with, Value Added Resellers (VARs), System Integrators (SIs), and Original Equipment Manufacturers (OEMs). Channel partners accounted for, directly or indirectly, approximately 37.0%, 35.0%, 27.5%, and 9.0% of our revenues for the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       --------------------
                                                        1999          1998
                                                       ------        ------
Consolidated Statements of Operations Data:
Revenues:
 Product licenses............................           64.6%           71.8%
 Product support.............................           35.4            28.2
                                                       -----           -----
  Total revenues.............................          100.0           100.0
                                                       -----           -----
Cost of revenues:
 Product licenses............................            1.4             2.7
 Product support.............................           18.5            15.9
                                                       -----           -----
  Total cost of revenues.....................           19.9            18.6
                                                       -----           -----
Gross margin.................................           80.1            81.4
                                                       -----           -----
Operating expenses:
 Sales and marketing.........................           46.9            54.4
 Research and development....................           14.1            10.5
 General and administrative..................           12.0            12.9
                                                       -----           -----
  Total operating expenses...................           73.0            77.8
                                                       -----           -----
Income from operations.......................            7.1             3.6
Interest income (expense), net...............            1.2            (1.0)
Other income, net............................            0.1             0.1
Provision for income taxes...................            3.2             ---
                                                       -----           -----
Net income...................................            5.2%            2.7%
                                                       =====           =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

Total revenues increased to $35.8 million for the three months ended March 31, 1999 from $19.9 million for the three months ended March 31, 1998, representing an increase of 79.9%. Total revenues consist of revenues derived from sales of software product licenses and product support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

Product License Revenues. Product license revenues increased to $23.1 million for the three months ended March 31, 1999 from $14.3 million for the three months ended March 31, 1998, representing an increase of 61.9%. Product license revenues constituted 64.6% and 71.8% of total revenues for the three months ended March 31, 1998 and 1998, respectively. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization.

Product Support Revenues. Product support revenues increased to $12.7 million for the three months ended March 31, 1999 from $5.6 million for the three months ended March 31, 1998, representing an increase of 125.5%. Product support revenues constituted 35.4% and 28.2% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in the number of DSS licenses sold, in conjunction with several large consulting deployments during the quarter. We expect product support revenues as a percentage of total revenues to fluctuate on a period to period basis, but generally not to vary significantly from the percentage of total revenues achieved in 1998 and 1997.

International Revenues. We recognized $7.7 million and $4.2 million of international revenues for the three months ended March 31, 1999 and 1998, respectively, representing approximately 21.4% and 20.9% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998; in Austria, France and the Netherlands in 1997; in Germany in 1996; in the United Kingdom in 1995; and in Spain in 1994.

COSTS AND EXPENSES

Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $0.5 million for the three months ended March 31, 1999 and 1998, representing 2.2% and 3.8% of total product license revenues, respectively. The total cost of product license revenues as a percentage of license revenues decreased during the three months ended March 31, 1999 and 1998, due to economies of scale realized by producing larger volumes of product materials and an increasing number of customers reproducing licenses at their sites. We anticipate that the cost of product license revenues will increase in dollar amount as license fee revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements in the future, cost of product license revenues as a percentage of total product license revenues may increase.

Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support revenues was $6.6 million and $3.2 million during the three months ended March 31, 1999 and 1998, representing 52.2% and 56.4% of total product support revenues, respectively. The increase in cost of product support revenues was primarily due to the increase in the number of personnel providing consulting, education, and technical support to customers and to the training and related costs associated with increasing personnel levels. Despite the increases in personnel and other costs during the three months ended March 31, 1999, the total cost of product support revenues decreased as a percentage of product support revenues during the three months ended March 31, 1999 from the three months ended March 31, 1998, primarily due to increases in technical support revenues which typically do not require proportionate increases in the costs required to perform associated technical support services. We expect to continue to increase the number of customer education and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $16.8 million and $10.8 million for the three months ended March 31, 1999 and 1998, representing 46.9% and 54.4% of total revenues, respectively. The increase in sales and marketing expenses was primarily due to increased staffing, as we established new domestic and international sales offices and expanded our existing direct sales force, and to a lesser extent, increased commissions to sales representatives, as a result of increased sales of software licenses and increased promotional activities relating to the announcement of certain product enhancements or releases. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to seek to acquire market share.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and expendable equipment purchases. Research and development expenses were $5.1 million and $2.1 million for the three months ended March 31, 1999 and 1998, representing 14.1% and 10.5% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel. We expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements. During 1998 and for the three months ended March 31, 1999, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the costs incurred between the establishment of technological feasibility and general availability of our products were not material and therefore have been expensed rather than capitalized.

General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses were $4.3 million and $2.6 million for the three months ended March 31, 1999 and 1998, representing 12.0% and 12.9% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. Although we expect that general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

Provision for Income Taxes. Prior to consummation of the Initial Public Offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated and taxable to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements for any periods prior to consummation of the Initial Public Offering.

Our S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we now account for income taxes as a Subchapter C corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." We recorded income tax expense of $1.1 million for the three months ended March 31, 1999. The adoption of SFAS No. 109 did not have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

From inception until the Initial Public Offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. We raised $48.1 million, net of expenses, from our Initial Public Offering. On February 10, 1999, we raised an additional $40.1 million, net of expenses, from the sale of 1,585,000 shares of Class A Common Stock. As a result, on March 31, 1999 and December 31, 1998, we had $45.1 million and $27.5 million of cash and cash equivalents, respectively.

Cash flows used in operations were $1.2 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash used in operations during the three months ended March 31, 1999 was primarily due to an increase in accounts receivable.

Cash flows used in investing activities were $21.2 and $1.4 million for the three months ended March 31, 1999 and 1998, respectively. The principal use of cash in investing activities was for the purchase of investments and capital expenditures related to the acquisition of computer equipment required to support expansion of our operations.

Our financing activities provided cash of $40.3 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively. The principal source of cash from financing activities during the three months ended March 31, 1999 was from the additional sale of 1,585,000 share of Class A Common Stock in which we raised $40.1 million, net of expenses. Prior to sale of Class A Common Stock and the Initial Public Offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in September 1998, provides for a $5.0 million revolving line of credit for general working capital purposes. Borrowings under the Business Loan may not exceed 80% of eligible accounts receivable for the revolving working capital line of credit. The borrowings bear interest at the lender's prime rate or LIBOR plus 1.50% for the revolving line of credit. Borrowings under the Business Loan are collateralized by substantially all of the Company's assets. In July 1998, we repaid all net borrowings under the Business Loan.

On March 26, 1999, we signed an agreement to replace the Business Loan to a $25.0 million revolving line of credit ("Revolving Line"). Borrowings under the Revolving Line will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings. As of March 31, 1999, no amounts were outstanding under the Revolving Line.

We declared a $10 million dividend to our shareholders prior to the Initial Public Offering. The dividend was paid in the form of notes (the "Dividend Notes") prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. The Dividend Notes (i) have a term of one year; (ii) bear interest at 5.46%; and
(iii) are payable in four equal quarterly installments. The Dividend Notes may be prepaid without penalty at any time at our option. We intend to repay the Dividend Notes from cash flows generated from operations, current available cash and cash equivalents, and, to the extent that other sources are insufficient for this purpose, from the proceeds of the Initial Public Offering. As of March 31, 1999, $7.5 million of the Dividend Notes had been repaid. The remaining $2.5 million was repaid as of April 16, 1999.

We believe that the proceeds generated by the sale of Class A Common Stock offered by us in our Initial Public Offering, our February 1999 public offering, the available borrowings under the Revolving Line and the cash generated internally by operations will satisfy our working capital requirements for the foreseeable future.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may
-------------------------------------------
fluctuate as a result of:

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

Fluctuations in Revenues.   In the past, we have typically recognized much of
------------------------
the revenue for any quarter in the last two to four weeks of that quarter. As a result, even minor delays in booking orders near the end of a quarter can adversely affect that quarter's revenues, particularly when large orders are involved.

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

Limited Ability to Adjust Expenses.   Because we plan to expand our business, we
----------------------------------
expect our operating costs and expenses to increase substantially. Operating costs and expenses we expect to increase include those associated with expanding our technical support, research and development and sales and marketing organizations. We also expect to devote substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. We may not be able to reduce the operating costs and expenses associated with our expansion (or even the rate at which those operating costs and expenses grow) in the short term even if expected revenue trends match our actual revenues. As a result, variations in the timing and amounts of revenue could materially adversely affect our quarterly operating results.

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

Continued Growth Will Increase Demands on Resources

We have been expanding rapidly and we expect to continue expanding our operations. The total number of our employees grew from 59 on January 1, 1995 to 1,068 on March 31, 1999, and we expect our number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial, and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. Expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to greatly expand our support organization to further develop indirect distribution channels in different and broader markets and to accommodate growth in our installed customer base. Failure to effectively manage our expansion could have a material adverse effect on our business, operating results and financial condition.

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

Control by Existing Stockholders; Anti-Takeover Effect of Two Classes of Common Stock

We have two classes of common stock: Class A Common Stock and Class B Common Stock. Holders of our Class A Common Stock generally have the same rights as holders of our Class B Common Stock, except that holders of Class A Common Stock have one vote per share while holders of Class B Common Stock have ten votes per share. As of March 31, 1999, holders of our Class B Common Stock owned or controlled 30,023,373 shares of Class B Common Stock, or 97.4% of our voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, controlled 22,424,662 shares of Class B Common Stock and 50,000 shares of Class A Common Stock, or 72.8% of our voting power as of March 31, 1999. Accordingly, Mr. Saylor will be able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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

Reliance on Channel Partners

In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the three months ended March 31, 1999 and for 1998, 1997 and 1996, channel partners accounted directly or indirectly for 37.0%, 35.0%, 27.5% and 9% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful.

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

Difficulties Associated with International Operations and Expansion

International sales accounted for 21.4%, 23.6%, 26.7%, and 11.1% of our total revenue for the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully in 1999 and beyond, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

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

Year 2000 Issues; Potential Impact on Customers

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries in order for 20th century dates to be distinguished from 21st century dates. As a result, before the end of this year, computer systems and software used by many companies may need to be upgraded to comply with these ''Year 2000'' requirements.

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

We began testing our own material internal information technology, or IT, systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) for Year 2000 compliance beginning in the first quarter of 1999. We intend to make any required changes in the second and third quarters of 1999 and to conduct additional testing in the fourth quarter of 1999. To the extent that we are not able to test technology provided by third-party vendors, we are asking them to assure us that their systems are Year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 1999 the fair value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

FOREIGN CURRENCY RISK

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. On January 1, 1999 the Euro was introduced as a common currency for members of the European Monetary Union. We have not determined what impact, if any, the Euro will have on our foreign exchange exposure. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITITES AND USE OF PROCEEDS

The Company sold 4,440,000 shares of its Class A Common Stock on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities Exchange Commission on June 10, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the offering from the sale of Class A Common Stock by the Company and the selling stockholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions and approximately $0.9 million was for other expenses. The Company's net proceeds from the offering were approximately $48.7 million. From the Effective Date through March 31, 1999, the Company used $13.6 million of such net proceeds to repay all net borrowings under the Business Loan. In addition, the Company used $7.5 million of such net proceeds to repay a portion of the borrowings under the Company's $10.0 million Dividend Notes which were issued to certain shareholders of the Company prior to the consummation of the offering. Approximately $7.2 million of the $7.5 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of April 30, 1999 the Company had approximately $13.6 million of proceeds remaining from the Offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in investment-grade, interest-bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  A.  EXHIBITS

3.1* Form of Amended and Restated Certificate of Incorporation of the Company 3.2* Form of Restated Bylaws of the Company
4.1* Form of Certificate of Class A Common Stock of the Company
27   Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

         B.  REPORTS ON FORM 8-K

None


All other items are omitted because they are not applicable or the answers are none.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICROSTRATEGY INCORPORATED



                              By:    /s/  Michael J. Saylor
                                 -------------------------------------
                                 Michael J. Saylor
                                 President and Chief Executive Officer


                              By:    /s/  Mark S. Lynch
                                 ------------------------------------
                                 Mark S. Lynch
                                 Vice President and Chief Financial Officer



Date:  May __, 1999

                               INDEX TO EXHIBITS

Exhibit Number                                      Description
--------------                                      -----------
    3.1*  Form of Amended and Restated Certificate of Incorporation of the
          Company
    3.2*  Form of Restated Bylaws of the Company
    4.1*  Form of Certificate of Class A Common Stock of the Company
    27    Financial Data Schedule (Filed Herewith)

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).