Form 10-Q
period 1999-06-30
MICROSTRATEGY INC
filed 1999-08-16
CIK 1050446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to ________

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

      Registrant's telephone number, including area code: (703) 848-8600


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on August 1, 1999 was 9,112,060 and 29,105,465, respectively.

                          MICROSTRATEGY INCORPORATED

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

   Consolidated Balance Sheets, June 30, 1999 (unaudited) and December 31, 1998............................      1

   Consolidated Statements of Operations and Comprehensive Income, Three Months ended June 30,
     1999 and 1998 (unaudited).............................................................................      2

   Consolidated Statements of Operations and Comprehensive Income, Six Months ended June 30,
     1999 and 1998 (unaudited).............................................................................      3

   Consolidated Statements of Cash Flows, Six Months ended June 30, 1999 and 1998 (unaudited)..............      4

   Notes to Consolidated Financial Statements (unaudited)..................................................      5


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............      7


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................     20


PART II--OTHER INFORMATION..................................................................................    21

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

ITEM 1.   FINANCIAL STATEMENTS
                                                                                                      June 30,          December 31,
                                                                                                        1999                1998
                                                                                                        ----                ----
                                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents .............................................................           $  34,793            $  27,491
   Short-term investments ................................................................              19,389                 --
   Accounts receivable, net ..............................................................              46,437               33,054
   Prepaid expenses and other current assets .............................................               4,755                2,914
                                                                                                     ---------            ---------
          Total current assets ...........................................................             105,374               63,459
   Property and equipment, net ...........................................................              21,472               13,773
   Long-term accounts receivable .........................................................               1,800                2,700
   Deposits and other assets .............................................................               2,473                2,757
                                                                                                     ---------            ---------
          Total assets ...................................................................           $ 131,119            $  82,689
                                                                                                     =========            =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .................................................           $  13,169            $  11,904
   Accrued compensation and employee benefits ............................................               8,002                7,356
   Deferred revenue ......................................................................              12,230               10,732
   Dividend notes payable ................................................................                --                  5,000
                                                                                                     ---------            ---------
          Total current liabilities ......................................................              33,401               34,992
Deferred revenue .........................................................................               3,034                  746
Other long-term liabilities ..............................................................                 671                  671
                                                                                                     ---------            ---------
          Total liabilities ..............................................................              37,106               36,409
                                                                                                     ---------            ---------
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized,
   no shares issued or outstanding .......................................................                --                   --
Common Stock, par value $0.001 per share, 50,000,000 shares authorized,
   no shares issued or outstanding .......................................................                --                   --
Class A Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 8,455,525 shares issued and outstanding at June 30, 1999;
   5,052,110 shares issued and outstanding at December 31, 1998 ..........................                   8                    5
Class B Common Stock, par value $0.001 per share, 100,000,000 shares authorized, 29,714,404 shares issued and outstanding at June 30, 1999;
   30,633,114 shares issued and outstanding at December 31, 1998 .........................                  30                   31
Additional paid-in capital ...............................................................              85,453               42,219
Accumulated other comprehensive income ...................................................                 171                  894
Accumulated earnings .....................................................................              10,299                5,229
Deferred compensation ....................................................................              (1,948)              (2,098)
                                                                                                     ---------            ---------
Total stockholders' equity ...............................................................              94,013               46,280
                                                                                                     ---------            ---------
Total liabilities and stockholders' equity ...............................................           $ 131,119            $  82,689
                                                                                                     =========            =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                 (In thousands, except share and per share data)

                                                                                                       Three Months Ended
                                                                                                             June 30,
                                                                                                 ----------------------------------
                                                                                                    1999                   1998
                                                                                                 ------------          ------------
                                                                                                            (Unaudited)
Revenues:
   Product licenses ....................................................................         $     31,057          $     16,245
   Product support .....................................................................               14,581                 7,545
                                                                                                 ------------          ------------
          Total revenues ...............................................................               45,638                23,790
                                                                                                 ------------          ------------
Cost of revenues:
   Product licenses ....................................................................                  563                   552
   Product support .....................................................................                7,906                 4,113
                                                                                                 ------------          ------------
          Total cost of revenues .......................................................                8,469                 4,665
                                                                                                 ------------          ------------
Gross margin ...........................................................................               37,169                19,125
Operating expenses:                                                                              ------------          ------------
   Sales and marketing .................................................................               21,145                12,005
   Research and development ............................................................                6,088                 2,776
   General and administrative ..........................................................                5,363                 2,600
                                                                                                 ------------          ------------
          Total operating expenses .....................................................               32,596                17,381
                                                                                                 ------------          ------------
   Income from operations ..............................................................                4,573                 1,744
   Interest income .....................................................................                  671                    84
   Interest expense ....................................................................                  (51)                 (264)
   Other expense, net ..................................................................                  (14)                  (45)
                                                                                                 ------------          ------------
   Income before income taxes ..........................................................                5,179                 1,519
   Provision for income taxes ..........................................................                1,968                   577
                                                                                                 ------------          ------------
Net income .............................................................................         $      3,211          $        942
                                                                                                 ============          ============

Other comprehensive (loss) income:
   Foreign currency translation adjustment .............................................                 (273)                   59
   Unrealized loss on investments, net of tax ..........................................                  (74)                   --
                                                                                                 ------------          ------------
Comprehensive income ...................................................................         $      2,864          $      1,001
                                                                                                 ============          ============

Basic net income per share .............................................................         $       0.08          $       0.03
                                                                                                 ============          ============
Weighted average shares outstanding used in computing basic net income per
   share ...............................................................................           38,026,186            31,836,613
                                                                                                 ============          ============
Diluted net income per share ...........................................................         $       0.08          $       0.03
                                                                                                 ============          ============
Weighted average shares outstanding used in computing diluted net income per
   share ...............................................................................           41,953,981            36,644,863
                                                                                                 ============          ============

Pro forma information (unaudited):
Income before income taxes, as reported ................................................                   --          $      1,519
Pro forma income taxes .................................................................                   --                  (577)
                                                                                                                       ------------
Pro forma net income ...................................................................                   --          $        942
                                                                                                                       ============
Pro forma basic net income per share ...................................................                   --          $       0.03
                                                                                                                       ============
Pro forma diluted net income per share .................................................                   --          $       0.03
                                                                                                                       ============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (In thousands, except share and per share data)

                                                                                                          Six Months Ended
                                                                                                              June 30
                                                                                                 ----------------------------------
                                                                                                     1999                  1998
                                                                                                 ------------          ------------
                                                                                                             (Unaudited)
Revenues:
   Product licenses ....................................................................         $     54,181          $     30,527
   Product support .....................................................................               27,241                13,158
                                                                                                 ------------          ------------
          Total revenues ...............................................................               81,422                43,685
                                                                                                 ------------          ------------
Cost of revenues:
   Product licenses ....................................................................                1,083                 1,090
   Product support .....................................................................               14,515                 7,276
                                                                                                 ------------          ------------
          Total cost of revenues .......................................................               15,598                 8,366
                                                                                                 ------------          ------------
Gross margin ...........................................................................               65,824                35,319
                                                                                                 ------------          ------------
Operating expenses:
   Sales and marketing .................................................................               37,919                22,833
   Research and development ............................................................               11,148                 4,868
   General and administrative ..........................................................                9,643                 5,163
                                                                                                 ------------          ------------
          Total operating expenses .....................................................               58,710                32,864
                                                                                                 ------------          ------------
   Income from operations ..............................................................                7,114                 2,455
   Interest income .....................................................................                1,175                   131
   Interest expense ....................................................................                 (143)                 (501)
   Other income (expense), net .........................................................                   32                   (24)
                                                                                                 ------------          ------------
   Income before income taxes ..........................................................                8,178                 2,061
   Provision for income taxes ..........................................................                3,108                   577
                                                                                                 ------------          ------------
Net income .............................................................................         $      5,070          $      1,484
                                                                                                 ============          ============

Other comprehensive (loss) income:
   Foreign currency translation adjustment
                                                                                                         (608)                   63
   Unrealized loss on investments, net of tax ..........................................                  (74)                   --
                                                                                                 ------------          ------------
Comprehensive income ...................................................................         $      4,388          $      1,547
                                                                                                 ============          ============

Basic net income per share .............................................................         $       0.14          $       0.05
                                                                                                 ============          ============
Weighted average shares outstanding used in computing basic net income per
   Share ...............................................................................           37,463,246            30,885,791
                                                                                                 ============          ============
Diluted net income per share ...........................................................         $       0.12          $       0.04
                                                                                                 ============          ============
Weighted average shares outstanding used in computing diluted net income per
   Share ...............................................................................           41,733,561            35,426,161
                                                                                                 ============          ============

Pro forma information (unaudited):
Income before income taxes, as reported ................................................                   --          $      2,061
Pro forma income taxes .................................................................                   --                  (783)
                                                                                                                       ------------
Pro forma net income ...................................................................                   --          $      1,278
                                                                                                                       ============
Pro forma basic net income per share ...................................................                   --          $       0.04
                                                                                                                       ============
Pro forma diluted net income per share .................................................                   --          $       0.04
                                                                                                                       ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                       -----------------------------
                                                                                                           1999              1998
                                                                                                       -----------------------------
                                                                                                                 (Unaudited)
Operating activities:
   Net income ..................................................................................         $  5,070          $  1,484
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ...............................................................            2,771             1,258
   Provision for doubtful accounts, net of write-offs and recoveries ...........................              773                --
   Amortization of deferred compensation .......................................................              150                49
Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
   Accounts receivable .........................................................................          (14,786)           (6,454)
   Prepaid expenses and other current assets ...................................................           (1,954)              (50)
   Accounts payable and accrued expenses, compensation and benefits ............................            2,457               639
   Deferred revenue ............................................................................            4,072               966
   Deposits and other assets ...................................................................              (85)               (3)
   Long-term accounts receivables ..............................................................              900                --
                                                                                                         --------          --------
     Net cash used in operating activities .....................................................             (632)           (2,111)
                                                                                                         --------          --------
Investing activities:
   Acquisition of property and equipment .......................................................          (10,469)           (2,492)
   Purchase of short-term investments ..........................................................          (22,491)               --
   Sales/maturities of short-term investments ..................................................            3,000                --
                                                                                                         --------          --------
     Net cash used in investing activities .....................................................          (29,960)           (2,492)
                                                                                                         --------          --------
Financing activities:
   Proceeds from sale of Class A Common Stock and exercise of stock options, net of
     offering costs ............................................................................           43,236            48,950
   Repayments on short-term line of credit, net ................................................               --            (4,508)
   Payments of dividend notes payable ..........................................................           (5,000)               --
   Proceeds from issuance of notes payable .....................................................               --               862
   Principal payments on notes payable .........................................................               --            (4,211)
                                                                                                         --------          --------
     Net cash provided by financing activities .................................................           38,236            41,093
                                                                                                         --------          --------
     Effect of foreign exchange rate changes on cash and cash equivalents ......................             (342)              (20)
                                                                                                         --------          --------
Net increase in cash and cash equivalents ......................................................            7,302            36,470
Cash and cash equivalents, beginning of year ...................................................           27,491             3,506
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 34,793          $ 39,976
                                                                                                         ========          ========

Supplemental disclosure of noncash investing and financing activities:
        Retirement of treasury stock ...........................................................         $     --          $    193
                                                                                                         ========          ========
        Unrealized loss on investments .........................................................         $    119          $     --
                                                                                                         ========          ========
Supplemental disclosure of cash flow information:
        Cash paid during the year for interest .................................................         $     87          $    536
                                                                                                         ========          ========
        Cash paid during the year for income taxes .............................................         $    500          $     --
                                                                                                         ========          ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The consolidated balance sheet of MicroStrategy Incorporated (the "Company") as of June 30, 1999, the related consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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


(3)  Cash, Cash Equivalents and Short-Term Investments

     Cash equivalents include high quality money market instruments, commercial paper, U.S. agency notes and corporate notes. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Short-term investments are comprised of readily marketable debt securities with original maturities of more than three months when purchased. Where the original maturity is more than one year, the securities are classified as short-term investments if the Company's intention is to convert them to cash within one year. All short-term investments are available-for-sale and are stated at fair value with unrealized gains and losses included as a component of stockholders' equity.


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

     The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the three and six month periods ended June 30, 1998.

(6)  Net Income Per Share

     Reconciliations of the basic net income per share and diluted net income per share computations for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                                       For the Three Months                 For the Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                      1999              1998              1999              1998
                                                                   ------------      -----------       -----------       ----------
                                                                         (in thousands, except share and per share data)

Net income .................................................       $     3,211       $       942       $     5,070       $     1,484
                                                                   ===========       ===========       ===========       ===========
Basic net income per share:
     Weighted average common shares outstanding ............        38,026,186        31,836,613        37,463,246        30,885,791

Basic net income per share .................................       $      0.08       $      0.03       $      0.14       $      0.05
                                                                   ===========       ===========       ===========       ===========
Diluted net income per share:
     Weighted average common shares outstanding ............        38,026,186        31,836,613        37,463,246        30,885,791

        Dilutive impact  of common shares issuable
          upon exercise of stock options and warrants .........      3,927,795         4,808,250         4,270,315         4,540,370
                                                                   -----------       -----------       -----------       -----------
        Weighted average common shares assuming
          dilution ............................................    41,953,981        36,644,863        41,733,561        35,426,161
                                                                   ===========       ===========       ===========       ===========
Diluted net income per share ...............................       $      0.08       $      0.03       $      0.12       $      0.04
                                                                   ===========       ===========       ===========       ===========


     Common stock equivalents are included in the computation of diluted net income per share using the treasury stock method. During the three and six month periods ended June 30, 1999 stock options granted by the Company to purchase 1,130,150 and 760,400 shares of Class A Common Stock, respectively, were not included in the computation because the effect was anti-dilutive. During the three and six month periods ended June 30, 1998 there were no stock options granted by the Company with exercise prices greater than the average fair market value of the shares of Class A Common Stock.


(7)  Segment Information

     The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:

                                                                For the Three Months                       For the Six Months
                                                                   Ended June 30,                            Ended June 30,
                                                         ------------------------------------  -------------------------------------
                                                              1999                 1998                 1999                 1998
                                                         ----------------    ----------------  -------------------   ---------------
                                                                       (in thousands, except share and per share data)
Revenue:
   Domestic ...................................             $ 36,612             $ 18,403             $ 64,732             $ 34,135
   Europe .....................................                9,026                5,387               16,690                9,550
                                                            --------             --------             --------             --------
       Total Revenue ..........................             $ 45,638             $ 23,790             $ 81,422             $ 43,685
                                                            ========             ========             ========             ========
Operating income (loss):
   Domestic ...................................             $  2,061             $  1,700             $  2,676             $  3,154
   Europe .....................................                2,512                   44                4,438                 (699)
                                                            --------             --------             --------             --------
       Total operating income .................             $  4,573             $  1,744             $  7,114             $  2,455
                                                            ========             ========             ========             ========
Identifiable assets:
   Domestic ...................................             $111,896             $ 63,590             $111,896             $ 63,590
   Europe .....................................               19,223               11,669               19,223               11,669
                                                            --------             --------             --------             --------
       Total assets ...........................             $131,119             $ 75,259             $131,119             $ 75,259
                                                            ========             ========             ========             ========

     Transfers of $2,030,000 and $1,446,000 for the three months ended June 30, 1999 and 1998, respectively, and of $3,788,000 and $2,494,000 for the six months ended June 30, 1999 and 1998, respectively, from foreign to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop and sell enterprise decision support systems (DSS) software products. We first released a full complement of DSS products in 1995. Since this time, we have continued to focus significant resources on the development of additional functionality and features to our DSS software products.

     Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased in each of the last twelve quarters, we experienced fluctuating operating margins during the six months ended June 30, 1999 and during 1998, 1997 and 1996 primarily as a result of increases in staff levels. We expect to continue to increase staffing levels and incur additional associated costs in future periods. If we are unable to achieve corresponding substantial revenue growth, we could suffer operating losses in one or more quarters and may be unable to forecast such losses prior to the end of any given quarter. In addition, we have experienced net losses and losses from operations for the year ended December 31, 1996, and were only marginally profitable for the years ended December 31, 1997 and December 31, 1995. While we have experienced significant percentage growth in revenues in recent periods, prior percentage revenue growth rates should not be considered as necessarily indicative of future growth rates or operating results. Additionally, there are a number of factors that could materially affect expected revenue and operating results for 1999 and subsequent periods. See "Risk Factors."

     Our revenues are derived from two principal sources: (i) product licenses and (ii) fees for maintenance, technical support, education and consulting services (collectively, "product support"). We recognized revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition." Product license revenues are generally recognized upon the execution of a contract and shipment of the related software product, provided that no significant obligations remain outstanding on the part of the Company and the resulting receivable is deemed collectible by management. Technical support revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our technical support plans are recorded as deferred revenue when billed to the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. Fees for our education and consulting services are recognized at the time the services are performed.

     The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Moreover, we currently operate with virtually no order backlog because our software products typically are shipped shortly after orders are received. Product license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected for any future period. See "Risk Factors--Quarterly Operating Results May Fluctuate Significantly."

     We license our software through our direct sales force and increasingly through, or in conjunction with, Value Added Resellers (VARs), System Integrators (SIs), and Original Equipment Manufacturers (OEMs). Channel partners accounted for, directly or indirectly, approximately 32.8%, 35.0%, 27.5%, and 9.0% of our revenues for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                For the Three Months                     For the Six Months
                                                                     Ended June 30,                         Ended June 30,
                                                               ------------------------               --------------------------
                                                                  1999           1998                   1999              1998
                                                               ---------      ---------               --------          --------
Consolidated Statements of Operations Data:
Revenues:
   Product licenses ..................................           68.1%              68.3%               66.5%              69.9%
   Product support ...................................           31.9               31.7                33.5               30.1
                                                              -------            -------             -------            -------
       Total revenues ................................          100.0              100.0               100.0              100.0
                                                              -------            -------             -------            -------
Cost of revenues:
   Product licenses ..................................            1.2                2.3                 1.3                2.5
   Product support ...................................           17.3               17.3                17.8               16.7
                                                              -------            -------             -------            -------
       Total cost of revenues ........................           18.5               19.6                19.1               19.2
                                                              -------            -------             -------            -------
Gross margin .........................................           81.5               80.4                80.9               80.8
                                                              -------            -------             -------            -------
Operating expenses:
   Sales and marketing ...............................           46.3               50.5                46.6               52.3
   Research and development ..........................           13.3               11.7                13.7               11.1
   General and administrative ........................           11.8               10.9                11.8               11.8
                                                              -------            -------             -------            -------
       Total operating expenses ......................           71.4               73.1                72.1               75.2
                                                              -------            -------             -------            -------
Income from operations ...............................           10.1                7.3                 8.8                5.6
Interest income (expense), net .......................            1.3               (0.7)                1.2               (0.8)
Other expense, net ...................................             --               (0.2)                 --               (0.1)
Provision for income taxes ...........................            4.3                2.4                 3.8                1.3
                                                              -------            -------             -------            -------
Net income ...........................................            7.1%               4.0%                6.2%               3.4%
                                                              =======            =======             =======            =======

Comparison of Three Months Ended June 30, 1999 and 1998

Revenues

     Total revenues increased to $45.6 million for the three months ended June 30, 1999 from $23.8 million for the three months ended June 30, 1998, representing an increase of 91.8%. Total revenues consist of revenues derived from sales of software product licenses and product support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

     Product License Revenues. Product license revenues increased to $31.1 million for the three months ended June 30, 1999 from $16.2 million for the three months ended June 30, 1998, representing an increase of 91.2%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 68.1% and 68.3% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $14.6 million for the three months ended June 30, 1999 from $7.5 million for the three months ended June 30, 1998, representing an increase of 93.3%. Product support revenues constituted 31.9% and 31.7% of total revenues for the three months ended June 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold, in conjunction with several large consulting projects during the quarter. We expect product support revenues as a percentage of total revenues to fluctuate on a period to period basis, but generally not to vary significantly from the percentage of total revenues achieved in prior quarters.

     International Revenues. International revenues were $9.0 million and $5.4 million for the three months ended June 30, 1999 and 1998, respectively, representing approximately 19.8% and 22.6% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $0.6 million for both the three months ended June 30, 1999 and 1998, representing 1.8% and 3.4% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased shipping costs due to an increase in the percentage of customers reproducing licenses at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support revenues was $7.9 million and $4.1 million during the three months ended June 30, 1999 and 1998, representing 54.2% and 54.5% of total product support revenues, respectively. The increase in cost of product support revenues was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers. We expect to continue to increase the number of customer education and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $21.1 million and $12.0 million for the three months ended June 30, 1999 and 1998, representing 46.3% and 50.5% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of DSS products and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and expendable equipment purchases. Research and development expenses were $6.1 million and $2.8 million for the three months ended June 30, 1999 and 1998, representing 13.3% and 11.7% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product releases. We expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements. During 1998 and for the six months ended June 30, 1999, the costs incurred between the establishment of technological feasibility and general availability of our products were not material and, therefore, have been expensed.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses were $5.4 million and $2.6 million for the three months ended June 30, 1999 and 1998, representing 11.8% and 10.9% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. Although we expect that general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

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

     Our S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we now account for income taxes as a Subchapter C corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." We recorded income tax expense of $2.0 million for the three months ended June 30, 1999. The adoption of SFAS No. 109 did not have a material impact on our operating results.


Comparison of Six Months Ended June 30, 1999 and 1998

Revenues

     Total revenues increased to $81.4 million for the six months ended June 30, 1999 from $43.7 million for the six months ended June 30, 1998, representing an increase of 86.4%.

     Product License Revenues. Product license revenues increased to $54.2 million for the six months ended June 30, 1999 from $30.5 million for the six months ended June 30, 1998, representing an increase of 77.5%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 66.5% and 69.9% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $27.2 million for the six months ended June 30, 1999 from $13.2 million for the six months ended June 30, 1998, representing an increase of 107.0%. Product support revenues constituted 33.5% and 30.1% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold, in conjunction with several large consulting projects during 1999.

     International Revenues. International revenues were $16.7 million and $9.6 million for the six months ended June 30, 1999 and June 30, 1998, representing approximately 20.5% and 21.9% of total revenues, respectively.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues was $1.1 million for both the six months ended June 30, 1999 and 1998, representing 2.0% and 3.6% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased shipping costs due to an increase in the percentage of customers reproducing licenses at their sites.

     Cost of Product Support Revenues. Cost of product support revenues was $14.5 million and $7.3 million for the six months ended June 30, 1999 and 1998, representing 53.3% and 55.3% of total product support revenues, respectively. The increase in cost of product support revenues in 1999 was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers.

     Sales and Marketing Expenses. Sales and marketing expenses were $37.9 million and $22.8 million for the six months ended June 30, 1999 and 1998, representing 46.6% and 52.3% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts.

     Research and Development Expenses. Research and development expenses were $11.1 million and $4.9 million for the six months ended June 30, 1999 and 1998, representing 13.7% and 11.1% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product enhancements.

     General and Administrative Expenses. General and administrative expenses were $9.6 million and $5.2 million for the six months ended June 30, 1999 and 1998, representing 11.8% of total revenues. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods.

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

     Our S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we now account for income taxes as a Subchapter C Corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." We recorded income tax expense of $0.6 million for the six months ended June 30, 1998. Had we been taxed as a C corporation for the entire six months ended June 30, 1998, we would have recorded income tax expense of $0.8 million. The adoption of SFAS No. 109 did not have a material impact on our operating results. As of June 30, 1998, our deferred tax assets of approximately $1.5 million consist primarily of net operating loss carryforwards related to foreign operations. We recorded a valuation allowance amounting to the entire deferred tax asset balance due to the lack of consistent earnings in its foreign operations and the uncertainty as to whether the deferred tax asset is realizable.

Liquidity and Capital Resources

     From inception until the Initial Public Offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. We raised $48.7 million, net of expenses, from our Initial Public Offering. On February 10, 1999, we raised an additional $40.1 million, net of expenses, from the sale of 1,585,000 shares of Class A Common Stock. As a result, on June 30, 1999 and December 31, 1998, we had $34.8 million and $27.5 million of cash and cash equivalents, respectively. Additionally, we had $19.4 million in short-term investments on June 30, 1999.

     Cash used in operations was $0.6 million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in operations during the six months ended June 30, 1999 compared to the same period in 1998 was primarily attributable to a reduction of accounts receivable due to increased collections efforts.

     Cash used in investing activities was $30.0 and $2.5 million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash used in investing activities during the six months ended June 30, 1999 compared to the same period in 1998 reflected purchases of short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations. We expect to continue to aggressively invest in capital expenditures to support the growth of the Company. In particular, we expect significant capital investments in our new business unit, Strategy.com, which is a personal intelligence network that delivers personalized information via Internet, telephone and wireless devices.

     Our financing activities provided cash of $38.2 million and $41.1 million for the six months ended June 30, 1999 and 1998, respectively. The principal source of cash from financing activities during the six months ended June 30, 1999 was from the additional sale of 1,585,000 share of Class A Common Stock in which we raised $40.1 million, net of expenses. Prior to the sale of Class A Common Stock and the Initial Public Offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in September 1998, provided for a $5.0 million revolving line of credit for general working capital purposes. In July 1998, we repaid all net borrowings under the Business Loan. On March 26, 1999, we signed an agreement to replace the Business Loan with a $25.0 million revolving line of credit ("Revolving Line"). Borrowings under the Revolving Line will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings. As of June 30, 1999, no amounts were outstanding under the Revolving Line.

     We declared a $10 million dividend to our shareholders prior to the Initial Public Offering. The dividend was paid in the form of notes (the "Dividend Notes") prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. As of June 30, 1999, the entire $10.0 million of the Dividend Notes had been repaid.

     We believe that the proceeds generated by the sale of Class A Common Stock offered by us in our Initial Public Offering, our February 1999 public offering, the available borrowings under the Revolving Line and the cash generated internally by operations will satisfy our working capital requirements for the foreseeable future.

Risk Factors

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Among these factors are the following:

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

     Fluctuations in Quarterly Operating Results.   Our quarterly operating
     -------------------------------------------
results may fluctuate as a result of:

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

     Limited Ability to Adjust Expenses. Because we plan to expand our business,
     ----------------------------------
we expect our operating costs and expenses to increase substantially. Operating costs and expenses we expect to increase include those associated with expanding our technical support, research and development and sales and marketing organizations. We also expect to devote substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. We may not be able to reduce the operating costs and expenses associated with our expansion (or even the rate at which those operating costs and expenses grow) in the short term even if expected revenue trends match our actual revenues. As a result, variations in the timing and amounts of revenue could materially adversely affect our quarterly operating results.

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

     Our most direct competitors in the markets for decision support and Internet- based information services provide:

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

Continued Growth Will Increase Demands on Resources

     We have been expanding rapidly and we expect to continue expanding our operations. The total number of our employees grew from 59 on January 1, 1995 to 1,208 on June 30, 1999, and we expect our number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial, and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. Expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to greatly expand our support organization to further develop indirect distribution channels in different and broader markets and to accommodate growth in our installed customer base. Failure to effectively manage our expansion could have a material adverse effect on our business, operating results and financial condition.

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

Government Regulation and Other Legal Uncertainties

     We are not directly regulated by any governmental agency, although we are subject to the laws that generally apply to businesses. Certain U.S. and foreign laws restricting the use of consumers' personal information may also apply to us. Due to increasing use of the Internet and the dramatically increased access to personal information made possible by technologies like ours, laws and regulations may be adopted in the U.S. and abroad to limit access to personal information over the Internet and other public data networks in ways that adversely affect our business. The European Union Directive on Data Protection, a comprehensive administrative and regulatory program controlling many aspects of personal data collection and distribution, was required to be implemented by its member nations in October 1998. This Directive limits the ability of companies to collect, store and exchange personal data with other entities. In response to consumer pressures, the U.S. Congress and various state legislatures are considering legislation that would apply to us in areas such as privacy protection. Because the United States may not currently provide a level of data protection sufficient to meet the guidelines under the European Union Directive, U.S. companies could be prohibited from obtaining personal data from or exchanging such data with companies in Europe. The U.S. Department of Commerce is currently negotiating with the European Commission to develop a set of "safe harbor" principles under which U.S. companies could operate freely under the European Union Directive. However, there can be no assurance that such a "safe harbor" will be agreed upon, or that, if agreed upon, will permit us or our customers to make such uses of consumer data as they currently make.

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

Control by Existing Stockholders; Anti-Takeover Effect of Two Classes of Common Stock

     We have two classes of common stock: Class A Common Stock and Class B Common Stock. Holders of our Class A Common Stock generally have the same rights as holders of our Class B Common Stock, except that holders of Class A Common Stock have one vote per share while holders of Class B Common Stock have ten votes per share. As of June 30, 1999, holders of our Class B Common Stock owned or controlled 29,714,404 shares of Class B Common Stock, or 97.2% of our voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, controlled 22,424,662 shares of Class B Common Stock and 50,000 shares of Class A Common Stock, or 73.4% of our voting power as of June 30, 1999. Accordingly, Mr. Saylor will be able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

     Our Certificate of Incorporation allows holders of Class B Common Stock (almost all of whom are employees of our company or related parties) to transfer shares of Class B Common Stock, subject to the approval of a majority of the holders of outstanding Class B Common Stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B Common Stock could, without seeking anyone else's approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business prospects and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of Class A Common Stock might otherwise receive a premium for their shares over the then-current market price.

Reliance on Channel Partners

     In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the six months ended June 30, 1999 and for 1998, 1997 and 1996, channel partners accounted directly or indirectly for 32.8%, 35.0%, 27.5% and 9% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful.

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

Risks Associated with Intellectual Property

     We regard our software products as proprietary, and we rely on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents no registered trademarks (other than MicroStrategy or QuickStrike) and no registered copyrights (other than the EISToolkit 2.0 reference manual). Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Difficulties Associated with International Operations and Expansion

     International sales accounted for 20.5%, 23.6%, 26.7%, and 11.1% of our total revenue for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully in 1999 and beyond, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

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

Possible Consequences of Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing sovereign currencies and the euro and adopted the euro as their legal currency. We have assessed the impact of these events on our company. In particular, we have considered:

     . the technical challenges of adapting our systems to accommodate euro-denominated transactions;

     . the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products in different countries;

     .   the impact on currency exchange costs and currency exchange rate risk;
         and

     .   the impact on existing contracts.

     Based on our assessment, we do not believe the euro conversion will have a material impact on our business; however, there can be no assurance that the adoption of the euro will not have an adverse effect on our business, financial condition, or results of operations.

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

     We began testing our own material internal information technology, or IT, systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) for Year 2000 compliance beginning in the first quarter of 1999. We have completed the majority of the testing of our mission critical systems with only minor issues encountered and repaired as of June 30, 1999. To the extent that we are not able to test technology provided by third-party vendors, we are asking them to assure us that their systems are Year 2000 compliant.

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

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company sold 4,440,000 shares of its Class A Common Stock on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities Exchange Commission on June 10, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the Initial Public Offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the Initial Public Offering from the sale of Class A Common Stock by the Company and the selling shareholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the Initial Public Offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions and approximately $0.9 milion was for other expenses. The Company's net proceeds from the Initial Public Offering were approximately $48.7 million. From the Effective Date through June 30, 1999, the Company used $13.6 million of such net proceeds to repay all net borrowings under the Business Loan. In addition, the Company used $10.0 million of such net proceeds to repay all of the borrowings under the Company's $10.0 million Dividend Notes which were issued to certain shareholders of the Company prior to the consummation of the Initial Public Offering. Approximately $9.5 million of the $10.0 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of August 1, 1999 the Company had used all proceeds from the Initial Public Offering to support the growth of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 1999. The following proposals were adopted by the vote specified below:

[CAPTION]

                                                                           Against/                     Broker
                      Proposal                               For           Withheld      Abstain      Non-Votes
                      --------                               ---           --------      -------      ---------
1.   Election of Directors:
       Michael J. Saylor                                  285,917,958       24,128
       Sanju K. Bansal                                    285,917,958       24,128
       Frank A. Ingari                                    285,917,958       24,128
       Jonathan J. Ledecky                                285,917,958       24,128
       Ralph S. Terkowitz                                 285,917,958       24,128

2.   Approval of the Company's 1999 Stock
     Option Plan                                          281,055,607    1,218,447        38,694      3,629,338

3.   Ratification of PricewaterhouseCoopers LLP
     as Independent Auditors                              285,929,730        8,222         4,134


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

       3.1* Form of Amended and Restated Certificate of Incorporation of the Company
       3.2*  Form of Restated Bylaws of the Company
       4.1*  Form of Certificate of Class A Common Stock of the Company
      10.1 Credit Agreement between NationsBank, N.A. and the Company dated March 26, 1999
      10.2 Modification to Credit Agreement between NationsBank, N.A. and the Company dated July 12, 1999
      10.3   1999 Stock Option Plan of the Company
      27.1   Financial Data Schedule
-----------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

B.       REPORTS ON FORM 8-K

         On June 2, 1999, the Company filed a Current Report on Form 8-K, dated May 27, 1999, announcing that the Company had entered into an agreement with Ameritrade Holding Corporation.

All other items are omitted because they are not applicable or the answers are none.

                                INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------

 3.1*          Form of Amended and Restated Certificate of Incorporation of the
               Company
 3.2*          Form of Restated Bylaws of the Company
 4.1*          Form of Certificate of Class A Common Stock of the Company
10.1           Credit Agreement between NationsBank, N.A. and the Company dated
               March 26, 1999
10.2           Modification to Credit Agreement between NationsBank, N.A. and the Company dated July 12, 1999
10.3           1999 Stock Option Plan of the Company
27.1           Financial Data Schedule

-----------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    MICROSTRATEGY INCORPORATED



                                    By:    /s/ Michael J. Saylor
                                       -----------------------------------------
                                           Michael J. Saylor
                                           President and Chief Executive Officer


                                    By:    /s/ Mark S. Lynch
                                       -----------------------------------------
                                           Mark S. Lynch
                                           Chief Financial Officer


Date:    August __, 1999