Form 10-Q
period 1999-09-30
MICROSTRATEGY INC
filed 1999-11-15
CIK 1050446

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
                              -----------

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 1999

                                  OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period From __________ to __________

                   Commission File Number 000-24435

                      MICROSTRATEGY INCORPORATED
        (Exact name of registrant as specified in its charter)


                               Delaware
                       (State of incorporation)

                              51-0323571
                (I.R.S. Employer Identification Number)



                      8000 Towers Crescent Drive
                              Vienna, VA
               (Address of Principal Executive Offices)

                                 22182
                              (Zip Code)


  Registrant's telephone number, including area code: (703) 848-8600


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of the registrant's Class A Common Stock and Class B Common Stock outstanding on November 1, 1999 was 9,889,657 and 28,670,465, respectively.

                     MICROSTRATEGY INCORPORATED
                               FORM 10-Q


                           TABLE OF CONTENTS

                                                                 Page
Part I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets, September 30, 1999 (unaudited)
     and December 31, 1998.......................................  1

   Consolidated Statements of Operations and Comprehensive
     Income, For the Three Months ended September 30, 1999 and
     1998 (unaudited)............................................  2

   Consolidated Statements of Operations and Comprehensive
     Income, For the Nine Months ended September 30, 1999 and
     1998 (unaudited)............................................  3

   Consolidated Statements of Cash Flows, For the Nine Months
     ended September 30, 1999 and 1998 (unaudited)...............  4

  Notes to Consolidated Financial Statements (unaudited).........  5

Item 2.  Management's Discussion and  Analysis of Financial
         Condition and Results of Operations.....................  8

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.................................................... 22

Part II.  OTHER INFORMATION...................................... 23

Item 1.   Financial Statements

                      MICROSTRATEGY INCORPORATED
                      CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share data)

                                                  September      December 31
                                                    1999             1998
                                                 ----------      -----------
                                                 (unaudited)
Assets
  Current Assets:

   Cash and cash equivalents..................... $  22,380        $  27,491
   Short-term investments........................    21,404              ---
   Accounts receivable, net......................    54,587           33,054
   Prepaid expenses and other current assets.....     5,004            2,914
                                                   --------         --------
      Total current assets.......................   103,375           63,459
  Property and equipment, net....................    34,601           13,773
  Long-term accounts receivable..................       ---            2,700
  Deposits and other assets......................     2,296            2,757
                                                   --------         --------
      Total assets...............................  $140,272         $ 82,689
                                                   ========         ========

Liabilities and Stockholders' Equity
  Current liabilities:
   Accounts payable and accrued expenses......... $  15,890         $ 11,904
   Accrued compensation and employee benefits....     7,593            7,356
   Deferred revenue..............................     8,012           10,732
   Dividend notes payable........................       ---            5,000
                                                   --------         --------
      Total current liabilities..................    31,495           34,992
  Deferred revenue...............................     3,284              746
  Other long-term liabilities....................       671              671
                                                   --------         --------
      Total liabilities..........................    35,450           36,409
                                                   ========         ========
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $0.001 per share,
   5,000,000 shares authorized, no shares issued
   or outstanding................................       ---              ---
  Common Stock, par value $0.001 per share,
   50,000,000 shares authorized, no shares issued
   or outstanding................................       ---              ---
  Class A Common Stock, par value $0.001 per share,
   100,000,000 shares authorized, 9,387,915 shares
   issued and outstanding at September 30, 1999;
   5,052,110 shares issued and outstanding at
   December 31, 1998.............................         9                5
  Class B Common Stock, par value $0.001 per share,
   100,000,000 shares authorized, 29,055,465 shares
   issued and outstanding at September 30, 1999;
   30,633,114 shares issued and outstanding at
   December 31, 1998.............................        29               31
  Additional paid-in capital.....................    91,736           42,219
  Accumulated other comprehensive income.........       710              894
  Deferred compensation..........................    (1,755)          (2,098)
  Accumulated earnings...........................    14,093            5,229
                                                   --------         --------
      Total stockholders' equity.................   104,822           46,280
                                                   --------         --------
      Total liabilities and stockholders' equity.  $140,272         $ 82,689
                                                   ========         ========


   The accompanying notes are an integral part of these Consolidated
                         Financial Statements.

                     MICROSTRATEGY INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE INCOME
        For the Three Months Ended September 30, 1999 and 1998
            (in thousands, except share and per share data)

                                                       Three Months Ended
                                                          September 30,
                                                     1999               1998
                                                     ----               ----
                                                           (unaudited)
Revenues:
  Product licenses..............................  $   38,219       $   16,949
  Product support...............................      16,336           10,065
                                                  ----------       ----------
    Total revenues..............................      54,555           27,014
                                                  ----------       ----------
Cost of revenues:
  Product licenses..............................         844              586
  Product support...............................       9,056            4,658
                                                  ----------       ---------
    Total cost of revenues......................       9,900            5,244
                                                  ----------       ----------
Gross margin....................................      44,655           21,770
                                                  ----------       ----------
Operating expenses:
  Sales and marketing...........................      24,376           12,926
  Research and development......................       8,433            3,218
  General and administrative....................       6,315            2,941
                                                  ----------       ----------
    Total operating expenses....................      39,124           19,085
                                                  ----------       ----------
Income from operations..........................       5,531            2,685
Interest income.................................         594              551
Interest expense................................         ---             (120)
Other expense, net..............................          (6)              (7)
                                                  ----------       ----------
Income before income taxes......................       6,119            3,109
Provision for income taxes......................       2,325            1,181
                                                  ----------       ----------
Net income......................................  $    3,794       $    1,928
                                                  ==========       ==========
Other comprehensive income:
  Foreign currency translation adjustment.......         534              332
  Unrealized gain on investments, net of tax....           3              ---
                                                  ----------       ----------
Comprehensive income............................  $    4,331       $    2,260
                                                  ==========       ==========
Basic net income per share.....................   $     0.10       $     0.05
                                                  ==========       ==========
Weighted  average  shares  outstanding  used in
  computing basic net income per share..........  38,361,338       35,543,737
                                                  ==========       ==========
Diluted net income per share....................  $     0.09       $     0.05
                                                  ==========       ==========
Weighted  average  shares  outstanding  used in
  computing diluted net income per share........  42,737,259       40,881,728
                                                  ==========       ==========


   The accompanying notes are an integral part of these Consolidated
                         Financial Statements.

                     MICROSTRATEGY INCORPORATED
               CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE INCOME
         For the Nine Months Ended September 30, 1999 and 1998
            (in thousands, except share and per share data)

                                                        Nine Months Ended
                                                          September 30,
                                                      1999             1998
                                                      ----             ----
                                                           (unaudited)
Revenues:
  Product licenses..............................  $   92,400       $   47,476
  Product support...............................      43,577           23,223
                                                  ----------       ----------
    Total revenues..............................     135,977           70,699
                                                  ----------       ----------
Cost of revenues:
  Product licenses..............................       1,927            1,676
  Product support...............................      23,571           11,934
                                                  ----------       ----------
    Total cost of revenues......................      25,498           13,610
                                                  ----------       ----------
Gross margin....................................     110,479           57,089
                                                  ----------       ----------
Operating expenses:
  Sales and marketing...........................      62,295           35,759
  Research and development......................      19,581            8,086
  General and administrative....................      15,958            8,104
                                                  ----------       ----------
    Total operating expenses....................      97,834           51,949
                                                  ----------       ----------
Income from operations..........................      12,645            5,140
Interest income.................................       1,771              682
Interest expense................................        (145)            (621)
Other expense, net..............................          26              (31)
                                                  ----------       ----------
Income before income taxes......................      14,297            5,170
Provision for income taxes......................       5,433            1,758
                                                  ----------       ----------
Net income......................................  $    8,864       $    3,412
                                                  ==========       ==========
Other comprehensive (loss) income:
  Foreign currency translation adjustment.......         (70)             395
  Unrealized loss on investments, net of tax....         (71)             ---
                                                  ----------       ----------
Comprehensive income............................  $    8,723       $    3,807
                                                  ==========       ==========
Basic net income per share......................  $     0.24       $     0.10
                                                  ==========       ==========
Weighted average shares outstanding used in
  computing basic net income per share..........  37,710,230       32,771,485
                                                  ==========       ==========
Diluted net income per share....................  $     0.21       $     0.09
                                                  ==========       ==========
Weighted average shares outstanding used in
  computing diluted net income per share........  42,002,352       37,936,672
                                                  ==========       ==========
Pro forma information (unaudited):
   Income before income taxes, as reported......         ---            5,170
   Pro forma provision for income taxes.........         ---            1,965
                                                                   ----------
Pro forma net income............................         ---            3,205
                                                                   ==========
Pro forma basic net income per share............         ---             0.10
                                                                   ==========
Pro forma diluted net income per share..........         ---             0.08
                                                                   ==========


   The accompanying notes are an integral part of these Consolidated
                         Financial Statements.

                      MICROSTRATEGY INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1999 and 1998
                            (in thousands)


                                                          September 30,
                                                      1999             1998
                                                      ----             ----
                                                           (unaudited)
Operating activities:
Net income......................................  $  8,864         $  3,412
Adjustments to reconcile  net income to net
cash used in operating activities:
  Depreciation and amortization.................     4,907            2,045
  Provision for doubtful accounts, net of
    write-offs and recoveries...................     1,039              150
  Amortization of deferred compensation.........       342              163
Changes in operating assets and liabilities, net
of effect of foreign exchange rate changes:
  Accounts receivable...........................   (22,656)         (13,228)
  Prepaid expenses and other current assets.....    (2,171)            (938)
  Accounts payable and accrued expenses,
    compensation and benefits...................     4,641            1,213
  Deferred revenue..............................       (58)           1,145
  Deposits and other assets.....................       (67)             (48)
  Long-term accounts receivables................     2,700              ---
                                                  ---------        --------
    Net cash used in operating activities.......    (2,459)          (6,086)

Investing activities:
  Acquisition of property and equipment.........   (25,578)          (6,144)
  Purchase of short-term investments............   (31,492)             ---
  Sale of short-term investments................    10,000              ---
                                                  ---------        --------
    Net cash used in investing activities.......   (47,070)          (6,144)

Financing activities:
  Proceeds from sale of Class A Common Stock
    and exercise of stock options, net of
    offering costs..............................    45,624           48,797
  Stock option income tax benefit...............     3,883              ---
  Repayments on short-term line of credit, net..       ---           (4,508)
  Payments of dividend notes payable............    (5,000)          (2,500)
  Proceeds from issuance of notes payable.......       ---              862
  Principal payments on notes payable...........       ---           (4,211)
                                                  --------         --------
    Net cash provided by financing activities...    44,507           38,440
  Effect of foreign exchange rate changes on
    cash and cash equivalents...................       (89)             152
                                                  --------         --------
Net (decrease) increase in cash and cash
  equivalents...................................    (5,111)          26,362
Cash and cash equivalents, beginning of period..    27,491            3,506
                                                  --------         --------
Cash and cash equivalents, end of period........  $ 22,380         $ 29,868
                                                  ========         ========
Supplemental disclosure of noncash investing and
financing activities:
  Unrealized loss on investments................  $    114         $    ---
                                                  ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest........  $     87         $    576
                                                  ========         ========
  Cash paid during the year for income taxes....  $  2,113         $  1,330
                                                  ========         ========



   The accompanying notes are an integral part of these Consolidated
                         Financial Statements.

                      MICROSTRATEGY INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

(1)   Basis of Presentation

     The consolidated balance sheet of MicroStrategy Incorporated as of September 30, 1999, the related consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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


(5)   Income Taxes

     Prior to the Company's initial public offering in June 1998, the Company had elected to be treated for federal and state income tax purposes as a Subchapter S corporation. Under Subchapter S, the taxable income or loss is reported by the stockholders and, accordingly, no federal or state income taxes had been provided in the financial statements prior to consummation of the initial public offering.

                     MICROSTRATEGY INCORPORATED

                              (unaudited)


     The consolidated statement of operations includes pro forma information to reflect income taxes as if the Company had been a Subchapter C corporation for the nine month period ended September 30, 1998.

(6)   Commitments

     In September 1999, the Company entered into a commitment to purchase $10,000,000 of computer equipment and software over the twelve month period ending September 2000.

(7)  Net Income Per Share

     Reconciliations of the basic net income per share and diluted net income per share computations for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                   For the Three Months      For the Nine Months
                                    Ended September 30,       Ended September 30,
                                     1999         1998         1999         1998
                                  ----------   ----------   ----------   ----------
                                   (in thousands, except share and per share data)
Net income....................    $    3,794     $   1,928    $   8,864   $    3,412
                                  ==========     =========    =========   ==========

Basic net income per share:
  Weighted  average  common
    shares outstanding........    38,361,338    35,543,737   37,710,230   32,771,485
                                  ==========    ==========   ==========   ==========
Basic net income per share....    $     0.10    $     0.05   $     0.24   $     0.10
                                  ==========    ==========   ==========   ==========
Diluted net income per share:
  Weighted  average  common
    shares outstanding........    38,361,338    35,543,737   37,710,230   32,771,485
                                  ==========    ==========   ==========   ==========
  Dilutive impact of common
   shares issuable upon exercise
   of stock options and
   warrants...................     4,375,921     5,337,991    4,292,122    5,165,187
                                  ==========    ==========   ==========   ==========
  Weighted average common
    shares assuming dilution..    42,737,259     40,881,728  42,002,352   37,936,672
                                  ==========    ===========  ==========   ==========
Diluted net income per share..    $     0.09    $      0.05  $     0.21   $     0.09
                                  ==========    ===========  ==========   ==========

     Common stock equivalents are included in the computation of diluted net income per share using the treasury stock method. During the three and nine month periods ended September 30, 1999 stock options granted by the Company to purchase 323,000 and 798,000 shares of Class A Common Stock, respectively, were not included in the computation because the effect was anti-dilutive. During the three and nine month periods ended September 30, 1998, there were no stock options granted by the Company with exercise prices greater than the average fair market value of the shares of Class A Common Stock.

                      MICROSTRATEGY INCORPORATED

                              (unaudited)


(8)   Segment Information

     The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:

                                   For the Three Months      For the Nine Months
                                    Ended September 30,       Ended September 30,
                                     1999         1998         1999         1998
                                  ----------   ----------   ----------   ----------
                                   (in thousands, except share and per share data)
Revenue:

  Domestic....................    $ 45,257    $ 20,504      $ 109,989    $ 54,639
  Europe......................       9,298       6,510         25,988      16,060
                                  --------    --------      ---------    --------
   Total revenue..............    $ 54,555    $ 27,014      $ 135,977    $ 70,699
                                  ========    ========      =========    ========
Operating income:
  Domestic....................    $  4,553    $  1,502      $   7,230    $  4,656
  Europe......................         978       1,183          5,415         484
                                  --------    --------      ---------    --------
   Total operating income.....    $  5,531    $  2,685      $  12,645    $  5,140
                                  ========    ========      =========    ========
Identifiable assets:
  Domestic....................    $118,255    $ 61,998      $118,255     $ 61,998
  Europe......................      22,017      14,565        22,017       14,565
                                  --------    --------      --------     --------
   Total assets...............    $140,272    $ 76,563      $140,272     $ 76,563
                                  ========    ========      ========     ========

     Transfers of $2,044,000 and $1,654,000 for the three month periods ended September 30, 1999 and 1998, respectively, and of $5,832,000 and $4,148,000 for the nine month periods ended September 30, 1999 and 1998, respectively, from foreign to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements. Additionally, 33.8% and 13.5% of consolidated net sales for the three and nine month periods ended September 30, 1999 involved the sale of product licenses to one customer.

(9)   Acquisition

     In September 1999, the Company entered into a binding memorandum of understanding to purchase certain assets such as software assets and computer equipment from NCR Corporation. In consideration for the assets, the Company has agreed to issue NCR approximately 303,000 shares of Class A Common Stock, valued at approximately $19.2 million, based on the average market price of the Company's stock three days before and after the transaction date and on the date the transaction was announced. The Company has agreed that NCR will have the right to demand the filing of a registration statement to register the resale of the shares by NCR. The transaction is expected to close in November 1999.

                     MICROSTRATEGY INCORPORATED


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading worldwide provider of intelligent e-business software and related services. Our product line enables both proactive and interactive delivery of information from large-scale databases, providing Global 2000 enterprises a platform for developing solutions that deliver insight and intelligence to their enterprise, supply-chain and customers.

     Our platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, our platform delivers critical business information beyond corporate boundaries to customers, partners and supply chain constituencies through a broad range of pull and push technology such as the Internet, e-mail, telephones, pagers and other wireless communications devices. Our platform is used in the development of e-business solutions that are personalized and proactive, and that reach millions of users. We also offer a comprehensive set of consulting, education and support services for our customers and partners.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words ''believes,'' ''anticipates,'' ''plans,'' ''expects,'' and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                   For the Three Months      For the Nine Months
                                    Ended September 30,       Ended September 30,
                                     1999         1998         1999         1998
                                  ----------   ----------   ----------   ----------
Consolidated Statements of
Operations Data:
Revenues:
  Product licenses............       70.1%        62.7%        68.0%        67.2%
  Product support.............       29.9         37.3         32.0         32.8
                                    -----        -----        -----        -----
   Total revenues.............      100.0        100.0        100.0        100.0
                                    -----        -----        -----        -----
Cost of revenues:
  Product licenses............        1.5          2.2          1.4          2.4
  Product support.............       16.6         17.2         17.3         16.9
                                    -----        -----        -----        -----
   Total cost of revenues.....       18.1         19.4         18.7         19.3
                                    -----        -----        -----        -----
Gross margin..................       81.9         80.6         81.3         80.7
                                    -----        -----        -----        -----
Operating expenses:
  Sales and marketing.........       44.7         47.8         45.8         50.6
  Research and development....       15.5         11.9         14.4         11.4
  General and administrative..       11.6         10.9         11.7         11.5
                                    -----        -----        -----        -----
   Total operating expenses...       71.8         70.6         71.9         73.5
                                    -----        -----        -----        -----
Income from operations........       10.1         10.0          9.4          7.2
Interest income (expense), net        1.1          1.6          1.2          0.1
Other expense, net............        ---          ---          ---          ---
Provision for income taxes....       (4.3)        (4.4)        (4.0)        (2.5)
                                    -----        -----        -----        -----
Net income....................        6.9%         7.2%         6.6%         4.8%
                                    =====        =====        =====        =====

Comparison of Three Months Ended September 30, 1999 and 1998

  Revenues

     Total revenues increased to $54.6 million for the three months ended September 30, 1999 from $27.0 million for the three months ended September 30, 1998, representing an increase of 102.0%. Total revenues consist of revenues derived from sales of software product licenses and product support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

     Product License Revenues. Product license revenues increased to $38.2 million for the three months ended September 30, 1999 from $16.9 million for the three months ended September 30, 1998, representing an increase of 125.5%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 70.1% and 62.7% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $16.3 million for the three months ended September 30, 1999 from $10.1 million for the three months ended September 30, 1998, representing an increase of 62.3%. Product support revenues constituted 29.9% and 37.3% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold. We expect product support revenues as a percentage of total revenues to fluctuate on a period to period basis, but generally not to vary significantly from the percentage of total revenues achieved in prior quarters.

     International Revenues. International revenues were $9.3 million and $6.5 million for the three months ended September 30, 1999 and 1998, respectively, representing approximately 17.0% and 24.1% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998.

  Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues was $0.8 million and $0.6 million for the three months ended September 30, 1999 and 1998, representing 2.2% and 3.5% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support revenues was $9.1 million and $4.7 million during the three months ended September 30, 1999 and 1998, representing 55.4% and 46.3% of total product support revenues, respectively. The increase in cost of product support revenues was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers. We expect to continue to increase the number of customer education and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $24.4 million and $12.9 million for the three months ended September 30, 1999 and 1998, representing 44.7% and 47.8% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to invest heavily in sales and marketing in order to create better market awareness of the value-added potential of MicroStrategy products and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and expendable equipment purchases. Research and development expenses were $8.4 million and $3.2 million for the three months ended September 30, 1999 and 1998, representing 15.5% and 11.9% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product releases. We expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements. During 1998 and for the nine months ended September 30, 1999, no costs were capitalized as the establishment of technological feasibility and general release of such software had substantially coincided.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses were $6.3 million and $2.9 million for the three months ended September 30, 1999 and 1998, representing 11.6% and 10.9% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. Although we expect that general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

     Provision for Income Taxes. The Company's effective tax rate of 38.0% for the three months ended September 30, 1999 is consistent with the effective tax rate in the comparable prior year period. The Company's increase in the effective federal rate from 34% to 35%, due to the increase in taxable income, is offset by an increase in federal tax credits and exempt earnings of the foreign sales corporation.


Comparison of Nine Months Ended September 30, 1999 and 1998

  Revenues

     Total revenues increased to $136.0 million for the nine months ended September 30, 1999 from $70.7 million for the nine months ended September 30, 1998, representing an increase of 92.3%.

     Product License Revenues. Product license revenues increased to $92.4 million for the nine months ended September 30, 1999 from $47.5 million for the nine months ended September 30, 1998, representing an increase of 94.6%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 68.0% and 67.2% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $43.6 million for the nine months ended September 30, 1999 from $23.2 million for the nine months ended September 30, 1998, representing an increase of 87.6%. Product support revenues constituted 32.0% and 32.8% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold.

     International Revenues. International revenues were $26.0 million and $16.1 million for the nine months ended September 30, 1999 and 1998, representing approximately 19.1% and 22.7% of total revenues, respectively.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues was $1.9 million and $1.7 million for the nine months ended September 30, 1999 and 1998, representing 2.1% and 3.5% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing licenses at their sites.

     Cost of Product Support Revenues. Cost of product support revenues was $23.6 million and $11.9 million for the nine months ended September 30, 1999 and 1998, representing 54.1% and 51.4% of total product support revenues, respectively. The increase in cost of product support revenues in 1999 was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers.

     Sales and Marketing Expenses. Sales and marketing expenses were $62.3 million and $35.8 million for the nine months ended September 30, 1999 and 1998, representing 45.8% and 50.6% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts.

     Research and Development Expenses. Research and development expenses were $19.6 million and $8.1 million for the nine months ended September 30, 1999 and 1998, representing 14.4% and 11.4% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product enhancements.

     General and Administrative Expenses. General and administrative expenses were $16.0 million and $8.1 million for the nine months ended September 30, 1999 and 1998, representing 11.7% and 11.5% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods.

     Provision for Income Taxes. The Company's effective tax rate was 38.0% for the nine months ended September 30, 1999. For the nine months ended September 30, 1998 we recorded income tax expense of $1.8 million. Prior to the initial public offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to June 1998, when we converted to a C corporation. Had the Company been a tax paying entity all year, we would have recorded income tax expense of $2.0 million, a 38.0% effective tax rate.


  Liquidity and Capital Resources

     From inception until the initial public offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. We raised $48.7 million, net of expenses, from our initial public offering. On February 10, 1999, we raised an additional $40.1 million, net of expenses, from the sale of 1,585,000 shares of Class A Common Stock. As a result, on September 30, 1999 and December 31, 1998, we had $43.8 million and $27.5 million of cash, cash equivalents, and short-term investments, respectively.

     Cash used in operations was $2.5 million and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in operations during the nine months ended September 30, 1999 compared to the same period in 1998 was primarily attributable to an increase in net income.

     Cash used in investing activities was $47.1 and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used in investing activities during the nine months ended September 30, 1999 compared to the same period in 1998 reflected purchases of short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com, which is a personal intelligence network that delivers personalized information via Internet, telephone and wireless devices. We expect to continue to aggressively invest in capital expenditures to support the growth of the Company.

     Our financing activities provided cash of $44.5 million and $38.4 million for the nine months ended September 30, 1999 and 1998, respectively. The principal source of cash from financing activities during the nine months ended September 30, 1999 was from the additional sale of 1,585,000 shares of Class A Common Stock in which we raised $40.1 million, net of expenses. Prior to the sale of Class A Common Stock and the initial public offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into a loan agreement with a commercial bank. In July 1998, we repaid all net borrowings under the business loan. On March 26, 1999, we signed a $25.0 million revolving line of credit. Borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings. As of September 30, 1999, no amounts were outstanding under the revolving line of credit.

     We declared a $10 million dividend to our shareholders prior to the initial public offering. The dividend was paid in the form of notes prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the initial public offering. As of September 30, 1999, the entire $10.0 million of the dividend notes had been repaid.

     In September 1999, the Company entered into a binding memorandum of understanding to purchase certain assets such as software assets and computer equipment from NCR Corporation. In consideration for the assets, the Company has agreed to issue NCR approximately 303,000 shares of Class A Common Stock, valued at approximately $19.2 million, based on the average market price of the Company's stock three days before and after the transaction date and on the date the transaction was announced. The Company has agreed that NCR will have the right to demand the filing of a registration statement to register the resale of the shares by NCR. The transaction is expected to close in November 1999.

     Also in September 1999, the Company entered into a commitment to purchase $10,000,000 of computer equipment and software over the twelve month period ending September 2000.

     In November 1999, the Company signed a three year master lease agreement to lease computer equipment. The lease bears interest at a rate equal to interest on U.S. treasury notes with equivalent terms as in the lease plus 1.5%. We anticipate that we will lease up to $20,000,000 in computer equipment over the term of the agreement.

     We believe that the proceeds generated by the sale of Class A Common Stock offered by us in our initial public offering, our February 1999 public offering, the available borrowings under the revolving line of credit, computer equipment leasing facility and the cash generated internally by operations will satisfy our working capital requirements for at least the next twelve months.


Risk Factors

Limited Operating History; Uncertainty of Future Operating Results

     We began shipping MicroStrategy Agent, the first product in our current product family, in 1994, and we introduced many of our other products in 1995. Our limited operating history makes predicting future operating results difficult, if not impossible. In addition, we had net losses and losses from operations in 1994 and 1996 and were only marginally profitable in 1995 and 1997. Although our revenues have grown in recent periods, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

Quarterly Operating Results May Fluctuate Significantly

     For a number of reasons, including those described below, our operating results, revenues and expenses may vary significantly from quarter to quarter.

     Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

   - the size and timing of significant orders;

   - the timing of new product announcements;

   - changes in our pricing policies or those of our competitors;

   - market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

   - the length of our sales cycles;

   - changes in our operating expenses;

   - personnel changes;

   - our success in expanding our direct sales force and adding to our indirect distribution channels;

   - the pace and success of our international expansion;

   - delays or deferrals of customer implementation; and

   - changes in foreign currency exchange rates.

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

     Because we ship most of our software products shortly after they are ordered, we have almost no order backlog. Accordingly, product license revenues for any quarter depend largely on orders booked and shipped in that quarter. Product license revenues also fluctuate because the market for our products is evolving rapidly and because sales cycles, which may last many months, vary widely from customer to customer. Sales cycles are affected by many factors over which we have little or no control, including:

   - customers' budgetary constraints;

   - the timing of budget cycles;

   - concerns about the introduction of new products by us or our competitors; and

   - potential downturns in the economy, which may reduce demand for management information systems.

     Product support revenues depend largely on technical support revenues from existing customers and will vary with those customers' technical support needs.

     Seasonal factors may also affect our revenues. For example, the pace of new sales tends to slow in the summer and sales in the fourth quarter of 1999 and first quarter of 2000 may be impacted by year 2000 issues. See "Year 2000 Issues; Potential Impact on Customers".

     Limited Ability to Adjust Expenses. Because we plan to expand our business, we expect our operating costs and expenses to increase substantially. Operating costs and expenses we expect to increase include those associated with expanding our technical support, research and development and sales and marketing organizations. We also expect to devote substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. We may not be able to reduce the operating costs and expenses associated with our expansion (or even the rate at which those operating costs and expenses grow) in the short term. As a result, variations in the timing and amounts of revenue could materially adversely affect our quarterly operating results.

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

Sales May Be Delayed or Lost Due to Long Sales and Implementation Cycles for Our Products

     To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may wait nine months or more after first contact for customers to place orders while they seek internal approval for, among other things, the necessary capital expenditures. During this long sales cycle, certain events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer's own budget and purchasing priorities may change. It is also possible that our customers will divert technology expenditures in the last quarter of 1999 to fund Year 2000 compliance plans or will restrict their purchases of new software in order to dedicate information technology staff to the implementation of year 2000 remedial measures. See ''Year 2000 Issues; Potential Impact on Customers.''

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

Increased Competition May Lead to Lower Prices, Reduced Gross Margins and Loss of Market Share

     The markets for e-business,  e-commerce,  customer relationship  management
(CRM), portals, business intelligence and Internet-based and wireless-based information networks are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering (or may soon offer) products and services that may compete with our products and our Strategy.com Personal Intelligence Network.

   Our most direct competitors provide:

   - E-business products (business to business and business to consumer);

   - CRM (customer relationship management) products;

   - E-commerce transaction systems (business to business and business to consumer);

   - Business intelligence products;

   - Internet and wireless information networks and portals;

   - Vertical Internet portals and information networks; and

   - Wireless communications and wireless access protocol (WAP) enabled products.

   Each of these market segments are discussed more fully below.

     E-Business Products. In the e-business market, BroadVision, E.piphany, Vignette, Net.Perceptions, Broadbase, Art Technology Group (ATG), Engage, and Personify all provide products that compete directly or indirectly with our Intelligent E-Business product line.

     Many of these companies provide alternatives to our technology for adding intelligence and personalization to e-commerce applications. One example is the use of customer information (e.g., past purchases, click stream, explicit preferences, or actions in a peer group,) as the basis for driving a personalized e-commerce experience that targets customers with offers and interactions to which they are likely to respond.

     CRM (customer relationship management) products. Companies that deliver CRM alone or in conjunction with e-commerce applications, such as BroadVision, E.piphany, Vignette, and Siebel, compete with our Intelligent E-Business products.

     E-Commerce Transaction Systems. Products that support e-commerce transactions, such as those provided by Microsoft, IBM, Netscape (recently acquired by America Online), BroadVision, Open Market, InterWorld, and Oracle could provide competition to MicroStrategy. These products have the potential to extend their capabilities to use customer information as the basis for generating targeted, personalized product offers, which would compete with our products.

     Business intelligence products. In the business intelligence market, we compete with providers of software used to enable businesses to analyze and optimize their operations. In the enterprise category, which is generally focused on large deployments (typically tens to hundreds of thousands of users and/or terabyte-sized databases), Information Advantage (recently acquired by Sterling Software) competes with us. In the desktop analysis and reporting category, we face competition from companies such as Business Objects, Cognos, and Brio Technology. The third category includes products from companies such as Oracle, Microsoft, and IBM that are generally bundled with or designed to work with their own relational databases.

     Internet and wireless information networks and portals. Web portals and information networks such as Microsoft Network (MSN), Yahoo, Excite, and America Online, offer an array of information (e.g., Finance, Sports, News, Weather) that is similar to information provided by Strategy.com. Strategy.com seeks to differentiate itself by 1) providing a greater level of personalization, 2) allowing users to receive the precise information they want across the broadest range of information delivery devices (e.g., email, wireless phone, pager, WAP, fax, personal digital assistants such as the Palm VII, and voice via telephone), and 3) partnering with financial institutions, device manufacturers, Internet companies, communication carriers and media companies, dot com's, and wireless carriers, to embed Strategy.com information services as an ingredient in their own offerings. One or more of these companies, however, could expand their offerings and reduce our differentiation in these three areas.

     Vertical Internet Portals and Information Networks. Expedia, Weather.com, CNBC.com, ABC.com, ESPN.com, Microsoft Investor, StockBoss, Microsoft CarPoint, InfoBeat, Internet Travel Network and others have developed custom applications and products to commercialize, analyze and deliver specific information over the Internet. These systems are usually tailored to one application, such as providing news, sports, or weather, but in the aggregate, they offer applications similar to those provided by Strategy.com and any one of these companies could expand their offering to more closely compete with MicroStrategy.

     Wireless Communications and WAP-enabled Products. Wireless communications providers, such as AT&T, Sprint, MCI WorldCom, Nextel Communications, British Telecom, Deutsche Telecom, PageNet, Nokia, Ericcson, 3COM, and Palm Pilot offer a variety of mobile phones and wireless devices over which Strategy.com delivers information. These companies may develop in-house information services or partner with other companies to deliver information that is competitive to that offered by Strategy.com.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the e-business industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not materially adversely affect our business, operating results and financial condition.

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

Continued Growth Will Increase Demands on Resources

     We have been expanding rapidly and we expect to continue expanding our operations. The total number of our employees grew from 59 on January 1, 1995 to 1,450 on September 30, 1999, and we expect our number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial, and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. Expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to greatly expand our support organization to further develop indirect distribution channels in different and broader markets and to accommodate growth in our installed customer base. Failure to effectively manage our expansion could have a material adverse effect on our business, operating results and financial condition.

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

Dependence on New Versions, New Products and Rapid Technological Change

     The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can quickly make existing products obsolete and unmarketable. The emergence of new standards in related fields may also adversely affect existing products. This could happen, for example, if new Web protocols emerged that were incompatible with deployment of our MicroStrategy applications over the Web. Although our business intelligence solutions allow the core database component to reside on nearly all enterprise server hardware and operating system combinations (Mainframe, AS/400, Unix, Windows NT and Windows), our application server component runs at present only on the Windows NT operating system. Therefore, our ability to increase sales may depend on the continued acceptance of the Windows NT operating system. We cannot market our current business intelligence applications to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product, and we cannot be sure that we could introduce such a product on a timely or cost effective basis, if at all.

     We believe that our future success depends largely on three factors: our ability to continue to support a number of popular operating systems and databases; our ability to maintain and improve our current product line; and our ability to timely develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. Business intelligence applications, however, are inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. Moreover, only a few of our customers to date have deployed our products in environments that involve terabytes of data and thousands of active users. As deployment in these complex environments becomes more widespread, unexpected delays or other difficulties may arise. As a result, lengthy delays in the general availability of new releases or significant problems in installing or implementing new releases could arise that will have a material adverse effect on our business, operating results and financial condition. We cannot be sure that we will succeed in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements. Nor can we be sure that we will not have difficulties that could delay or prevent the successful development, introduction or marketing of these enhancements. Finally, we cannot be sure that our new products and product enhancements will achieve market acceptance.

Government Regulation and Other Legal Uncertainties

     We are not directly regulated by any governmental agency, although we are subject to the laws that generally apply to businesses. Certain U.S. and foreign laws restricting the use of consumers' personal information may also apply to us. Due to increasing use of the Internet and the dramatically increased access to personal information made possible by technologies like ours, laws and regulations may be adopted in the U.S. and abroad to limit access to personal information over the Internet and other public data networks in ways that adversely affect our business. The European Union Directive on Data Protection, a comprehensive administrative and regulatory program controlling many aspects of personal data collection and distribution, was required to be implemented by its member nations in October 1998. This Directive limits the ability of companies to collect, store and exchange personal data with other entities. In response to consumer pressures, the U.S. Congress and various state legislatures are considering legislation that would apply to us in areas such as privacy protection. Because the United States may not currently provide a level of data protection sufficient to meet the guidelines under the European Union Directive, U.S. companies could be prohibited from obtaining personal data from or exchanging such data with companies in Europe. The U.S. Department of Commerce is currently negotiating with the European Commission to develop a set of ''safe harbor'' principles under which U.S. companies could operate freely under the European Union Directive. However, there can be no assurance that such a ''safe harbor'' will be agreed upon, or that, if agreed upon, will permit us or our customers to make such uses of consumer data as they currently make.

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

Control by Existing Stockholders; Anti-Takeover Effect of Two Classes of Common Stock

     We have two classes of common stock: Class A Common Stock and Class B Common Stock. Holders of our Class A Common Stock generally have the same rights as holders of our Class B Common Stock, except that holders of Class A Common Stock have one vote per share while holders of Class B Common Stock have ten votes per share. As of September 30, 1999, holders of our Class B Common Stock owned or controlled 29,055,465 shares of Class B Common Stock, or 96.9% of our voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, through his sole ownership and control of Alcantara LLC, controlled 22,424,662 shares of Class B Common Stock and 50,000 shares of Class A Common Stock, or 74.8% of our voting power as of September 30, 1999. Accordingly, Mr. Saylor will be able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our Certificate of Incorporation and Bylaws and take certain other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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

Reliance on Channel Partners

     In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the nine months ended September 30, 1999 and for 1998, 1997 and 1996, channel partners accounted directly or indirectly for 50.0%, 35.0%, 27.5% and 9% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful.

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

Risks Associated with Intellectual Property

     We regard our software products as proprietary, and we rely on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents or registered trademarks (other than MicroStrategy and QuickStrike) and no registered copyrights (other than the EISToolkit 2.0 reference manual). Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Difficulties Associated with International Operations and Expansion

     International sales accounted for 19.1%, 23.6%, 26.7%, and 11.1% of our total revenue for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

     There are certain risks inherent in our international business activities. In addition to the currency fluctuations described below, these include:

   - unexpected changes in regulatory requirements;

   - tariffs and other trade barriers;

   - costs of localizing products for foreign countries;

   - lack of acceptance of localized products in foreign countries;

   - longer accounts receivable payment cycles;

   - difficulties in managing international operations;

   - tax issues, including restrictions on repatriating earnings;

   - weaker intellectual property protection; and

   - the burden of complying with a wide variety of foreign laws.

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

Possible Consequences of Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing sovereign currencies and the euro and adopted the euro as their legal currency. We have assessed the impact of these events on our company. In particular, we have considered:

   - the technical challenges of adapting our systems to accommodate euro-denominated transactions;

   - the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products in different countries;

   - the impact on currency exchange costs and currency exchange rate risk; and

   - the impact on existing contracts.

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

Year 2000 Issues; Potential Impact on Customers

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries in order for 20th century dates to be distinguished from 21st century dates. As a result, before the end of this year, computer systems and software used by many companies may need to be upgraded to comply with these year 2000 requirements.

     We have developed and largely implemented a year 2000 readiness plan for the current versions of most of our products. Accordingly, we believe that the current versions of most of our products are year 2000 compliant when configured and used properly, provided that the underlying operating system of the host machine, the data to be accessed and any other software used with or in the host machine or our products are also year 2000 compliant.

     We began testing our own material internal information technology, or IT, systems (including both our own software products and third-party software and hardware technology) and our non-IT systems (such as our security system, building equipment, and embedded microcontrollers) for year 2000 compliance beginning in the first quarter of 1999. We have completed the majority of the testing of our mission critical systems with only minor issues encountered and repaired as of September 30, 1999. To the extent that we are not able to test technology provided by third-party vendors, we are asking them to assure us that their systems are year 2000 compliant.

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

     We do not currently have much information on the year 2000 compliance status of our customers. If our current or future customers do not become year 2000 compliant, or if they divert technology expenditures or information technology personnel (especially those that were reserved for enterprise decision support software) to address year 2000 compliance problems, our business, results of operations, financial condition or cash flows could be materially adversely affected. In addition, certain customers may delay the purchase of software in the fourth quarter of 1999 and the first quarter of 2000 to focus their resources on ensuring that their existing information technology infrastructure is year 2000 compliant.

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


Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments for speculative or trading purposes. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 1999, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.


Foreign Currency Risk

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

                      Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

   None

Item 2.   Changes in Securities and Use of Proceeds

     The Company sold 4,440,000 shares of its Class A Common Stock on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities Exchange Commission on June 10, 1998. Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the initial public offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the initial public offering from the sale of Class A Common Stock by the Company and the selling shareholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the initial public offering were approximately $4.6 million, of which $3.7 million was for underwriting discounts and commissions and approximately $0.9 million was for other expenses. The Company's net proceeds from the initial public offering were approximately $48.7 million. From the effective date through September 30, 1999, the Company used $13.6 million of such net proceeds to repay all net borrowings under the business loan. In addition, the Company used $10.0 million of such net proceeds to repay all of the borrowings under the Company's $10.0 million dividend notes which were issued to certain shareholders of the Company prior to the consummation of the initial public offering. Approximately $9.5 million of the $10.0 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of September 30, 1999 the Company had used all proceeds from the initial public offering for general corporate purposes to support the growth of the Company.

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

  27.1  Financial Data Schedule

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

    27.1   Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Microstrategy Incorporated


                                   By:      /s/ MICHAEL J. SAYLOR
                                            Michael J. Saylor
                                            President and Chief
                                            Executive Officer

                                    By:      /s/ MARK S. LYNCH
                                            Mark S. Lynch
                                            Chief Financial Officer



Date: November 15, 1999