Form 10-K
period 1999-12-31
MICROSTRATEGY INC
filed 2000-04-13
CIK 1050446

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]  Transition Report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934

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

                    8000 Towers Crescent Drive, Vienna, VA
                   (Address of Principal Executive Offices)

                                     22182
                                  (Zip Code)


      Registrant's telephone number, including area code: (703) 848-8600

  Securities registered pursuant to Section 12(b) of the Act:  Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

               Class A common stock, par value $0.001 per share

                               (Title of class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant's Class A common stock on March 1, 2000 on the Nasdaq National Market) was approximately $4.6 billion.

   The number of shares of the registrant's Class A common stock and Class B common stock outstanding on March 1, 2000 was 23,563,492 and 55,466,929, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                          MICROSTRATEGY INCORPORATED

                               TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1.        Business....................................................   1
Item 2.        Properties..................................................  19
Item 3.        Legal Proceedings...........................................  20
Item 4.        Submission of Matters to a Vote of Security Holders.........  20

PART II
Item 5.        Market for Registrant's Common Stock and Related
               Stockholder Matters.........................................  21
Item 6.        Selected Financial Data.....................................  22
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  23

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk..  43
Item 8.        Financial Statements and Supplementary Data.................  43
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  44

PART III
Item 10.       Directors and Executive Officers of the Registrant..........  44
Item 11.       Executive Compensation......................................  44
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................  44
Item 13.       Certain Relationships and Related Transactions..............  44

PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K....................................................  44

                              CERTAIN DEFINITIONS

  All references in this Annual Report on Form 10-K to "MicroStrategy", "we", "us", and "our" refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise requires).


                          FORWARD-LOOKING INFORMATION

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under "Item
1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Business--Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I

ITEM 1.   BUSINESS

Overview

  We are a leading worldwide provider of intelligent e-business software and related services that enable the transaction of one-to-one electronic business through web, wireless and voice communication channels. Our product line enables both proactive and interactive delivery of information from large-scale databases. Our objective is to provide the largest 2000 enterprises in the world, leading Internet businesses and high-volume data providers with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners.

  Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, the platform delivers critical business information beyond corporate boundaries to customers, partners and supply-chain constituencies through a broad range of communication channels such as the Internet, e-mail, telephones and wireless communication devices. Our platform is designed for developing e-business solutions that are personalized and proactive and that reach millions of users. We offer a comprehensive set of consulting, education and technical support services for our customers and partners.

  In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates a Finance Channel and plans to launch additional channels on subjects such as weather, news, politics, arts, traffic, travel and entertainment. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of the revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for those channels, enabling affiliates to focus on their core businesses. Strategy.com has established more than 100 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has approximately 300,000 subscribers for its Strategy.com Finance Channel. Strategy.com had recognized no revenue as of December 31, 1999.


Recent Developments

   Our operations and prospects have been and are significantly affected by the recent developments described below.

  Restatement of Financial Results. We are revising our 1999, 1998 and 1997 financial statements. The principal reason for these revisions to revenues and operating results was to conform with the accounting principles articulated in Statement of Position 97-2 "Software Revenue Recognition." These revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. For example, when fees are received in a transaction in which we are licensing software and also performing significant development, customization or consulting services, the fees should be recognized using the percentage of completion method and, therefore, product license and product support and other services revenue are recognized as work progresses. Revenue from arrangements where we provide hosting services is generally recognized over the hosting term, which is generally two to three years. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. These revisions also resulted in a substantial increase in the amount of deferred revenue reflected on our balance sheet at the end of 1999 and 1998. Additionally, these revisions include the effects of changes in the reporting periods when revenue from certain contracts are recognized. In the course of reviewing our revenue recognition on various transactions, we became aware that, in certain instances, we had recorded revenue on certain contracts in one reporting period where customer signature and delivery had been completed, but where the contract may not have been fully executed by us in that reporting period. We subsequently reviewed license agreements executed near the end of the years 1999, 1998 and 1997 and determined that revisions were necessary to ensure that all agreements for which we were recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized.

   With the concurrence of our auditors, we reduced our 1999 reported revenue from $205.3 million to $151.3 million and our results of operations from diluted net income per share of $0.15 to a diluted net loss per share of $(0.44). Correspondingly, deferred revenue at December 31, 1999 increased from $16.8 million to $71.3 million. We also reduced our reported revenue for 1998 from $106.4 million to $95.5 million and our results of operations from diluted net income per share of $0.08 to diluted net loss per share of $(0.03). In addition, we reduced our reported revenue for 1997 from $53.6 million to $52.6 million and our results of operations from diluted net income per share of $0.00 to diluted net loss per share of $(0.02).

   We also made certain revisions to our balance sheet as of December 31, 1999. These revisions include a reclassification of approximately $21.5 million from accounts receivable to short-term investments relating to the value of proceeds from a software transaction that was received in the form of a right to receive shares of the customer's common stock. We also recorded an increase to goodwill of approximately $31.4 million, net of the increase in amortization, relating to the purchase of the intellectual property and other tangible and intangible assets, including the assembled workforce relating to NCR's Teracube project in exchange for 566,372 shares of our Class A common stock. We made this revision as a result of a re-measurement of the purchase price of the Teracube assets to reflect the value of our Class A common stock on the transaction's closing date. In addition, we reduced fixed assets by approximately $8.8 million, net of the decrease in depreciation, in order to record software received for resale and software acquired for internal use in barter transactions at the book value of our assets surrendered in the exchange. Approximately $5.0 million of the reduction in fixed assets is a reduction in revenue, as restated. Of this amount, no revenue will be recorded unless this software is resold. See Note 3 to the Consolidated Financial Statements.

   As a result of the foregoing revisions to our 1999, 1998 and 1997 financial statements, we will also be amending other Securities and Exchange Commission ("SEC") filings to reflect the revisions to our quarterly results in those periods. Our financial statements and announced earnings for those quarterly periods should not be relied upon.

   Legal Proceedings.

   Actions Arising under Federal Securities Laws. In March 2000, numerous separate complaints purporting to be class actions were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated by the SEC thereunder, and section 20(a) of the Securities Exchange Act of 1934, as amended.

   The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 1999 and 1998 financial results in our filings with the SEC, analysts' reports, press releases and media reports. The complaints do not specify the amount of damages sought.

   We have not filed any answers, motions to dismiss or other responsive pleadings in this litigation. We intend to defend this matter vigorously.

   SEC Investigation. In March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to our restatement of our financial results. The SEC has requested that we provide them with certain documents concerning the revision of our financial results and financial reporting documents. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. We are cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.


Industry Background

  The emergence and widespread acceptance of the Internet as a medium of communication and commerce has dramatically changed the way businesses interact with each other and with their customers. According to International Data Corporation ("IDC"), worldwide spending on Internet business infrastructure will increase from $211 billion in 1998 to $1.5 trillion in 2003, a compound annual growth rate of approximately 48%. The Internet provides opportunities for businesses to establish new revenue streams, create new distribution channels and reduce costs. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but to perform price comparisons, analyze recommendations from like-minded individuals and educate themselves about relevant products and offerings. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use intelligent e-business systems as part of a more dynamic business model. Factors increasing demand for these systems include:

  Increased Electronic Capture of Transaction and Customer Information. The rapid growth in the electronic capture of business transactions and the increased availability of related profile data on the parties or products involved in each transaction are providing businesses with a rich data foundation for one-to-one customer interactions. Powerful data analysis tools are required to sift through massive amounts of data to uncover information regarding customer interactions, in turn enabling organizations to provide superior service and products to customers.

  Need to Create a Personalized, One-to-One Customer Experience While Maintaining Privacy. Many companies are initiating one-to-one marketing strategies that establish personalized relationships with each customer based on their individual needs and preferences and earn customer loyalty by providing superior service, security and convenience. In order to successfully acquire, retain and upgrade customers, organizations need to understand their profiles, their transaction history, their past responses to marketing campaigns, and their interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging. At the same time, while businesses have the opportunity to collect a variety of information that could improve targeting, customers are increasingly concerned about the potential for loss or abuse of their privacy.

  Need to Integrate Online and Traditional Operations. While there are substantial benefits to conducting business electronically, companies need to ensure that their online operations work in concert with their traditional bricks and mortar operations. Companies are seeking to ensure that an order placed online can be reliably fulfilled according to the expectations of the customer and to develop and maintain consistent interactions with customers across different channels. Maintaining the integrity of, and enhancing, the customer experience is crucial to fostering customer loyalty.

  Emergence of Wireless Internet and Voice Technologies. Information can be more valuable if there is untethered, ubiquitous access to the information. The recent development of the wireless application protocol and improvements in text-to-speech and voice-recognition technologies have created a uniform technology platform for delivering Internet-based information and services to digital mobile phones and other wireless devices. According to IDC, the total value of wireless Internet transactions will increase from $4.3 billion in 1998 to more than $38.0 billion by 2003, a compound annual growth rate of approximately 55%. This development is expected to generate new business opportunities for companies by providing an additional channel for existing services and creating opportunities to provide new services that can be delivered any place and at any time to anyone that has access to a wireless device. For instance, customers of an online brokerage company will have the capability not only to get stock portfolio updates and alerts over their phones, but will also be able to immediately act on that information and buy or sell securities through a wireless device.


The MicroStrategy Solution

  MicroStrategy offers a comprehensive suite of software products and services that enable businesses to develop and deploy intelligent e-business systems. MicroStrategy's solution enables organizations seeking a strong, personalized relationship with their customers to better understand customer interactions and actively deliver personalized information to customers through the Internet, e-mail, telephones or wireless devices.

  Optimized Support for Large Data Volumes and All Major Relational Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically designed to support all major relational database platforms commonly used for intelligent e-business systems. Important features of our solution in this area include:

  . structured query language optimization drivers that improve performance of each major database;

  .  ability to support very large user populations;

  .  designed to maximize up-time, even in high volume applications; and

  .  ability to work with many languages for international applications.

  Extremely Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that the MicroStrategy platform incorporates the most sophisticated analysis engine available today, capable of answering highly detailed business questions. The MicroStrategy platform offers support for information beyond the summary level to include information at the customer transaction and interaction level. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting and trend metrics and campaign management. The MicroStrategy platform allows the creation of highly sophisticated systems that take e maximum advantage of the detail available in a company's databases.

  Powerful Personalization Engine. The MicroStrategy platform includes a customer transaction-level personalization engine. The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers' transactions, customer clickstream information, stated user preferences and demographic information. In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information.

  Interactive Broadcast Engine for Delivery and Response Using Internet, E-mail, Wireless or Voice Media. Our technology offers a high performance personalized broadcast engine for delivering periodic- and alert-based information to people via Internet, e-mail, wireless devices and traditional telephone via text-to-speech conversion. The broadcast engine includes drivers for all major device types used in both domestic and international markets enabling the delivery of information to users when and where it is needed. In addition, users can respond to a message delivered by the MicroStrategy broadcast engine. For example, a store manager can be alerted via a personal digital assistant that an item is out of stock and order additional inventory using this device.


Strategy

  Our objective is to become the leading provider of intelligent e-business software and related services to the largest 2000 enterprises in the world and leading Internet businesses. The key elements of our strategy to achieve this objective are as follows:

  Marketing Strategy--Increase Brand Awareness. Our marketing strategy focuses on communicating the possibilities for value creation through the use of our intelligent e-business platform. We focus primarily upon the largest 2000 enterprises in the world, leading Internet businesses and high-volume data providers. In January 2000, we launched an aggressive branding campaign through traditional television and print media to expand awareness of the MicroStrategy brand. We believe that by creating greater awareness of the company and the value of our intelligent e-business solutions, we will generate not only greater brand awareness for MicroStrategy, but also a larger group of potential customers by helping them understand the advantages of intelligent e-business.

  Technology Strategy--Provide a Scalable, Sophisticated and Maintainable Intelligent E-Business Platform. We have designed our platform to be highly scalable, sophisticated, reliable and easy to maintain. Our technology strategy is focused on expanding our support for large customer oriented information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology, enhancing our broadcasting functionality to the broadest set of consumer devices and providing a platform that can be easily integrated with e-commerce transaction engines. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

  . personalization--the quality and sophistication of a one-to-one user experience;

  . content flexibility--the range of content, both structured and unstructured, that can be efficiently utilized;

  . media channel and interface flexibility--the range of media channels, interface options, and display features supported;

  . capacity--the volume of information that can be efficiently analyzed and utilized;

  .  concurrency--the number of users which can be supported simultaneously;

  . sophistication--the range of analytical methods available to the application designer;

  .  performance--the response time of the system;

  . database flexibility--the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

  . robustness--the reliability and availability of the software in mission critical environments; and

  . deployability--the ease with which applications can be deployed, modified, upgraded and tuned.

  Sales Strategy--Increase Market Share Among World's 2000 Largest Companies, Leading Internet Businesses and High-Volume Data Providers. Our sales strategy focuses on building direct sales capabilities and relationships with indirect channel partners in order to increase market share among the world's 2000 largest companies, leading Internet businesses, and high-volume data providers, both domestically and abroad. We also seek to increase sales to our installed base of customers by offering a range of software and services utilizing our core intelligent e-business platform. In order to improve customer satisfaction and to generate additional sales to current and prospective customers, we are also expanding our active consulting practice to enable existing customers to fully utilize the capabilities of their existing product implementations and to ensure that current customers have access to our field engineering and telephone support. Finally, we are expanding our education program to enhance our potential customers' and channel partners' understanding of the power of intelligent e-business applications.


Products

  We offer a comprehensive suite of intelligent e-business software, known as MicroStrategy 6, that is designed to enable businesses to turn information into strategic insight, transform customer interactions into relationships and make more effective business decisions. The following are the components of the MicroStrategy 6 platform:

  MicroStrategy Intelligence Server. MicroStrategy Intelligence Server is the foundation for all of our intelligent e-business products. It performs sophisticated analysis on information captured from multiple data sources. With the ability to support millions of users, MicroStrategy Intelligence Server has the capacity to power the most complex intelligent e-business solutions.

  We believe that MicroStrategy Intelligence Server is the most sophisticated analysis engine available today, capable of answering highly detailed business questions. Its robust relational analysis technology enables organizations to conduct large-scale product affinity and product profitability analyses, research customer preferences through sales, contribution, and pricing analysis, and compare present and historical customer retention data with forecasting and trend metrics. MicroStrategy Intelligence Server generates highly optimized queries through its very large database drivers, enabling high throughput and fast response times.

  MicroStrategy Intelligence Server is designed to be fault tolerant to ensure system availability and guarantee high performance. Through an enterprise management console, MicroStrategy Intelligence Server provides a sophisticated array of enterprise management tools, such as caching and query prioritization to streamline performance and batch job scheduling, which helps to maintain disparate and diverse user communities. Administrators can automate the dynamic adjustments of system and user governing settings, such as user thresholds and database thread priorities, in order to smooth the database workload and ensure the high performance that large user communities require.

  MicroStrategy Web. MicroStrategy Web provides easy-to-use, interactive, sophisticated analysis which extends the information access and analysis capabilities of MicroStrategy Intelligence Server to any user with a web browser. Using the MicroStrategy Web infrastructure, corporations can rapidly implement systems that allow local and remote users to develop and access sophisticated reports containing information from their relational databases.

  MicroStrategy Web provides a graphical user interface designed to boost end-user efficiency. Users gain access to an array of options for data exploration and analysis, such as spreadsheet grids and a wide variety of graphs. A flexible architecture enables businesses to implement a standardized structure for analysis and ensure consistent work practices. Through MicroStrategy Web's reporting capabilities, users receive key elements of a report in easily understood, plain English messages. MicroStrategy Web also allows users to dynamically analyze data with higher levels of detail to view the underlying information or to create and save new analyses. In addition, MicroStrategy Web's security plug-ins enable businesses to limit access to sensitive information.

  MicroStrategy Web includes an application protocol interface that allows businesses to customize, integrate and embed MicroStrategy Web functionality into other applications. For example, a data syndicate for healthcare information could utilize MicroStrategy Web with a customized interface to sell access to this information to HMOs, hospitals and pharmacies.

  MicroStrategy Broadcaster. MicroStrategy Broadcaster is a powerful content generation and information broadcast server designed to actively deliver personalized information to millions of recipients via the Internet, e-mail, telephone and wireless devices. MicroStrategy Broadcaster delivers targeted information to individuals on an event-triggered or scheduled basis through the consumer communication device that is most convenient. It provides both an engine to implement targeted information messaging to acquire and retain customers and a platform for distributing information throughout the corporate enterprise and to customers, suppliers, and other constituencies.

  MicroStrategy Agent. MicroStrategy Agent provides an advanced environment for rapid application development and sophisticated analysis. It provides an object-oriented view of business data--converting a company's business data into a virtual library of valuable information, enabling users to develop sophisticated business metrics, filtering criteria and pre-defined report templates. Applications developed within MicroStrategy Agent are easily deployed throughout the MicroStrategy architecture bringing integrated query and reporting capabilities, powerful analytics and decision support workflow to analysts, quantitative users and end users throughout the enterprise and beyond.

  These applications provide better understanding of a business or customer base through analyses such as customer profiling, clickstream analysis and sales and inventory analyses.

  MicroStrategy InfoCenter. MicroStrategy InfoCenter is a web-based interface that can be used with existing web applications to provide targeted product offerings over many devices. Through MicroStrategy InfoCenter, users subscribe to information services by providing personal information and preferences, ensuring that users receive personalized, appropriate product offerings and information. Its integration with MicroStrategy Broadcaster and MicroStrategy Telecaster is designed to allow the delivery of the appropriate offering via the appropriate medium at the appropriate time.

  MicroStrategy InfoCenter can be used by companies to create one-to-one marketing campaigns, learn more about their customers and increase customer click-through and sales. MicroStrategy InfoCenter also can be used within an enterprise by customer relationship managers to view reports on their customer base, analyze their campaigns and take action upon them.

  MicroStrategy Telecaster. MicroStrategy Telecaster is an intelligent voice broadcast server that enables organizations to deliver fully personalized information services to employees, partners, suppliers or customers over any telephone or voice mail system.

  MicroStrategy Telecaster notifies end-users of relevant news based on schedules or exception criteria such as a close of market portfolio update or an inventory reorder point. When a user picks up the call, information is presented in natural language and structured in a fully interactive and individually tailored format. MicroStrategy Telecaster not only creates a personal message, but also generates the appropriate menu of response options on a one-to-one basis. Users can then select the appropriate option by simply pressing a button on the phone keypad.

  MicroStrategy Telecaster is designed to enable voice-based interaction via two-way electronic devices. MicroStrategy Telecaster can process user input, such as the selection of an alternate flight, or the number of shares that should be traded, to communicate in real-time with any external database, transaction or e-commerce system and call centers and telephone applications.

  MicroStrategy Telecaster's combination of analysis, broadcast, personalization and interaction capabilities facilitates its use in a variety of intelligent e-business applications, including:

  .  reminder services, such as drug refills;

  . event based notification services, such as flight delays and bank account notifications;

  . personal intelligence, such as financial, news, weather, traffic and sports information; and

  . sales force automation and internal reporting services, such as sales reports.

  MicroStrategy Administrator. MicroStrategy Administrator enables administrators to efficiently maintain large-scale data warehouse applications supporting millions of users. Project migration utilities help administrators develop, test and deploy systems. Performance analysis enables administrators to monitor and tune systems for maximum performance and availability.

  MicroStrategy Architect. MicroStrategy Architect is a development environment for intelligent e-business applications. Software developers can use this product to design powerful enterprise and e-business intelligence systems rapidly. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which greatly reduces the cost and time required to implement and maintain systems.


Consulting, Education and Customer Support

  Our services and customer support capabilities are as follows:

  MicroStrategy Consulting--Intelligent E-Business Management and Technical Consulting. MicroStrategy Consulting facilitates the development of high-end applications for our customers. Our consultants design and implement scalable, high performance applications that run against multi-terabyte databases for companies throughout the world. MicroStrategy Consulting's mission is to provide services that ensure customer success and return on investment through full use of our advanced technology.

  MicroStrategy Education--Intelligent E-Business Education Programs. MicroStrategy Education provides our customers with a thorough understanding of our products and the implementation of intelligent e-business systems through quality instruction and hands-on experience. With nearly ten years of experience training a diverse customer base, we have developed a comprehensive set of education programs designed to help customers get up to speed quickly on intelligent e-business technologies. Representative courses from our training curriculum include:

  .  Introduction to Intelligent E-Business;

  .  MicroStrategy Fast Track for Developers;

  .  MicroStrategy Server Platforms: Administration;

  .  MicroStrategy Broadcaster: Intelligence Everywhere;

  .  E-Business: Methodology and Architecture;

  .  MicroStrategy InfoCenter: Personal Information Gateway; and

  .  MicroStrategy Telecaster: Personalized Voice Broadcast Server.

  MicroStrategy Support--Hotline, Knowledge Base and Field Engineering Services. MicroStrategy technical support provides support services designed to help customers extract the highest return on investment from our products. MicroStrategy technical support offers a variety of support options geared to resolve technical issues quickly and efficiently whenever they arise.


Customer Case Studies

  The following case studies illustrate the application and implementation of our products and related services by several of our customers.

  GE Capital Fleet Services. GE Capital Fleet Services, one of the world's leading vehicle fleet management companies, uses our intelligent e-business platform to deliver innovative customer services as part of an overall e-business strategy. The company deployed MicroStrategy Web to give its customers desktop access to specific fleet information. MicroStrategy Web allows GE Capital Fleet Services and its customers to extract valuable information from its data warehouse. Customers use the tool to compare service histories of different car models, identify drivers who are most accident-prone or review the fleet's monthly mileage.

  Additionally, with MicroStrategy Broadcaster, customers receive proactive vehicle maintenance reminders. MicroStrategy Broadcaster automatically sends personalized maintenance reminders directly to vehicle drivers via e-mail, telephone or wireless device. According to GE Capital Fleet Services, the innovative vehicle fleet management services made possible by the MicroStrategy intelligent business platform are saving the company millions of dollars in printing and postage costs and are creating stronger customer relationships.

  First Union. First Union is the nation's sixth largest financial institution, with more than $230 billion in assets under management. The company uses our intelligent e-business platform to manage relationships with more than 16 million customers. First Union runs MicroStrategy Web against a 27-terabyte data warehouse, one of the largest in the banking industry, to retrieve valuable insights. MicroStrategy Web enables authorized First Union users to quickly and easily obtain a comprehensive view of customer relationships, analyze their current and potential profitability and improve business relationships with them. The tool allows authorized users to analyze critical customer information and create detailed product and marketing reports quickly. For example, authorized users can quickly identify how many customers have a high balance checking account and who would likely be interested in asset management services. These sales leads are then automatically sent to First Union's sales and services organizations for direct, personalized marketing efforts.

  NBCi. NBC Interactive, known as NBCi, is a leading Internet integrated media company. NBCi uses our intelligent e-business platform to conduct advanced clickstream analysis of daily traffic to its Snap and XOOM.com web sites. The resulting insight helps site managers improve their services and deliver a more personal online experience for users. In addition, MicroStrategy Web enables Snap and XOOM.com product, channel and marketing managers to identify user preference and demographic information with the click of a mouse. NBCi also uses MicroStrategy Broadcaster to send managers regular information updates via e-mail.

  With these tools, NBCi is able to identify the most popular content on its sites, as well as areas that may need additional support. Detailed customer information also supports Snap and XOOM.com efforts to attract advertisers who want to reach specific demographic markets.


Strategy.com

  In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates a Finance Channel and plans to launch additional channels on subjects such as weather, news, politics, arts, traffic, travel and entertainment. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of the revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for those channels, enabling network affiliates and associates to focus on their core businesses. Strategy.com has established more than 100 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has approximately 300,000 subscribers for its Strategy.com Finance Channel. Strategy.com has recognized no revenue as of December 31, 1999. The key attributes of the Strategy.com network are as follows:

  Personal Intelligence Agent. Strategy.com functions as a personal intelligence agent that operates on the user's behalf and is based on a set of permissions and requirements specified by the user. Strategy.com goes beyond sending scheduled information updates by allowing users to choose to be notified immediately upon the occurrence of a predefined event. These capabilities enable consumers to receive tailored, pertinent and timely information. As the Strategy.com network expands, we intend to develop Strategy.com's software agents to act, with permission, proactively on the user's behalf. For example, in the future the user may be able to specify conditions under which Strategy.com could transfer assets from one financial institution to another, based on relative interest rates. We believe that this capability will provide significant value to consumers.

  Diverse Delivery Methods. We deliver Strategy.com services to devices in three general categories -- web, wireless and voice. A major component of Strategy.com's technology strategy is to take advantage of the capabilities of the wireless application protocol and the improvements in text-to-speech and voice-recognition technologies to create a robust and content-rich wireless Internet portal. Strategy.com believes it can exploit its position as one of the first to market in this area to facilitate e-commerce transactions and expand its network and base of subscribers. In the future, Strategy.com intends to provide users the ability to buy or sell stock, purchase merchandise and make reservations after receiving information on their wireless and other devices, eliminating the need to use a computer or speak with someone on the telephone. Our goal is to allow users to move beyond the desktop and allow us to significantly broaden our reach by interacting with consumers throughout the day via the most convenient means available.

  Unique Personalization. Unlike traditional television, radio and cable networks which send the same content to all audience members and which require users to initiate the use of a dedicated device, Strategy.com allows individuals to subscribe to the selected programs and services that interest them and to receive richer, more detailed information via the delivery mechanism of their choice. Subscribers will be able to access personalized updates on a range of subjects using their wireless devices.

  Content. Strategy.com's network is organized around content-specific channels. Its initial channels are:

  . Strategy.com Finance: As the first channel of the Strategy.com network, Strategy.com Finance provides consumers with personalized portfolio and market reports via the device of their choice. Strategy.com Finance provides users with a variety of information, from intra-day stock movement alerts to a personalized portfolio analysis sent via Excel spreadsheets. In the future, Strategy.com intends to also allow users to conduct trades and other financial transactions through the Internet or using their wireless devices after receiving Strategy.com Finance alerts.

  . Strategy.com Weather: Strategy.com Weather is currently operating on a test basis and is expected to be commercially available in the second quarter of 2000. Strategy.com delivers personalized weather reports, forecasts and alerts for over 55,000 locations across the globe. Strategy.com will offer subscribers features such as severe weather alerts, beach and boating reports and weekly forecasts, along with the convenience of receiving personalized weather information.

  . Strategy.com News: Strategy.com News is currently operating on a test basis and is expected to be commercially available in the second quarter of 2000. Strategy.com will deliver breaking news, news alerts and local and global updates. Strategy.com News utilizes data from numerous content providers and covers over 20,000 stories a day. Subscribers will have the ability to easily personalize Strategy.com News so they only receive stories about the issues and locations that are of importance to them.

  Strategy.com has entered into agreements with leading content and data providers, including the following:

     Media General Financial Services             Weather Labs
     Standard & Poor's                            Briefing.com
     Zacks                                        AFP
     National Weather Service                     Comtex
     SportsTicker                                 Metro Networks

  We also have agreements with smaller local and specialized providers to supply content for our channels. We expect to focus our efforts on content providers that can provide comprehensive coverage and that feature content that has the potential for targeting e-commerce opportunities.

  We have established more than 100 network affiliate agreements with Internet companies, communication carriers, media companies and financial institutions such as Ameritrade, Belo, Metrocall, Nasdaq, Phillips International, Primark, The Wall Street Journal, Earthlink, WashingtonPost.com and USA Today.com to market our services directly to consumers. By offering Strategy.com services to their customers, network affiliates seek to differentiate their core product offerings, increase customer loyalty and create new revenue streams. The affiliates provide the marketing and sales support for the service and Strategy.com focuses on providing the technical infrastructure, including the management of the software, hardware, billing and customer support processes and the development and deployment of channels and content to users. Larger Strategy.com affiliates have the ability to create co-branded web pages and commission customized features, services and content using Strategy.com data. Strategy.com also offers an associates program in which smaller businesses and individuals can create co-branded web pages offering Strategy.com services to their users.

  Our vision for Strategy.com is to be the leading provider of personalized intelligence to consumers. We believe that strengthening affiliate relationships and strategic alliances with leading content providers is critical to attracting and expanding our subscriber base. We also intend to engage in aggressive brand-building in order to attain a leadership position.

  We believe that Strategy.com capitalizes on both our powerful software technology and the emerging development of wireless Internet information delivery. We plan to aggressively invest significant resources to build the Strategy.com personal intelligence network and increase brand awareness, including investing in computer equipment and software, marketing, personnel and other infrastructure.

Customers

  MicroStrategy has over 900 customers across such diverse industries as retail, telecommunications, banking and finance, pharmaceuticals and healthcare, technology and consumer packaged goods. A representative list of the firms that purchased over $250,000 of our products and services since January 1, 1997 is as follows:

Banking & Finance
  American Express*
  Ameritrade*
  Banco Santander
  Bank of America
  CIBC
  Fannie Mae
  First Data Corporation
  First Union Corporation*
  First USA Bank
  Freddie Mac*
  GE Capital*
  Nationwide Insurance*
  Royal Bank of Canada
  USAA
  Visa International

Retail
  Asda Stores
  B & Q
  Best Buy*
  Comet
  Elder Beerman
  Fox Entertainment Group
  Kmart*
  Kohl's Department Stores
  Littlewoods
  Liz Claiborne*
  Marks & Spencer*
  ShopKo*
  The Limited
  Victoria's Secret
  Woolworth's

Travel & Entertainment
  Blockbuster Entertainment*
  Continental Airlines
  The SABRE Group
  Starwood Hotels & Resorts
  Universal Studios*

Telecommunications
  Ameritech
  AT&T Wireless Services
  Bell Atlantic*
  Bell South*
  Cable & Wireless
  Concert Management
    Services*
  MCI WorldCom
  Pacific Bell*
  Sprint*

Pharmaceutical & Healthcare
  Cardinal Health
  Glaxo Wellcome*
  Ingenix*
  MedPartners
  Merck/Medco*
  Premier
  Smithkline Beecham
  Warner Lambert*

Grocery & Pharmacy
  American Stores*
  Associated Food Stores
  CVS Pharmacy
  Eckerd Corporation*
  Food Lion
  Harris Teeter
  Marsh Supermarkets

Government/Public Services
  Housing and Urban
   Development*
  Ohio Department of
   Education
  US Air Force
  US Postal Service*

Consumer Packaged Goods
  Beverage Data Network
  Brown & Williamson
  Hallmark
  Ralston Purina
  S.C. Johnson Wax

Technology
  Belo Interactive*
  Earthlink*
  Exchange Applications*
  Gateway
  IBM Corporation*
  Lexis Nexis
  Network Solutions
  Nielsen Media Research
  NCR*
  Perot Systems
  Snap.com
  Tandem Computers
  Western Digital*

Manufacturing & Industrial
  Allied Signal
  DuPont
  General Motors
  Lexmark*
  Michelin*
  Monsanto
  Samsung*
  Shaw Industries
  Unisys

* Indicates customers that purchased more than $1.0 million of our products and services since January 1, 1997.

Sales and Marketing

  Direct Sales Organization. We market our software and services primarily through our direct sales force. As of December 31, 1999, we had domestic sales offices in a number of cities, including Atlanta, Boston, Chicago, Cincinnati, Dallas, Denver, Detroit, Kansas City, Los Angeles, Minneapolis, New York, San Francisco, Seattle, Tampa and Washington, D.C., and international sales offices located in Amsterdam, Barcelona, Madrid, Cologne, London, Paris, Sao Paolo, Vienna, Milan, Toronto and Zurich. We are represented by distributors in countries in which we do not have sales offices, including Australia, Chile, Colombia, the Czech Republic, Finland, Greece, Ireland, New Zealand, Singapore, South Africa, South Korea and Sweden.

  Indirect Sales Channels. We have entered into relationships with more than 225 system integration, application development and platform partners whose products and services are used in conjunction with our own. Agreements with these partners generally provide them with non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our partners product discounts. Favorable product recommendations from the leading system integration, application development and platform partners to potential customers facilitates the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry specific expertise to expand our user base and increase our market coverage.

  Value-Added Resellers. Value-added resellers who resell MicroStrategy software bundled with their own software applications and/or syndicated data products include:

Accrue Software
Acxiom
Beverage Data Network
Exchange Applications
Fair Isaac and Company
HNC Software

IDX Systems
M&I Data Services
Net Perceptions
Net.Genesis
Plum Tree

Prime Response
Radiant Systems
Radius Retail
Retek Information Systems
Systems Consulting Company

  System Integrators. We have also entered into agreements to provide training, support, marketing and sales assistance to a number of system integrators, including:

American Management Systems
AnswerThink Consulting Group
Arthur Andersen
AutoMate Incorporated
BeggsHeidt Enterprise Consulting
BizIntel Technology
Braun Technology Group
CACI

Computer Sciences Corporation
Deloitte & Touche
Ernst & Young
Etensity
Greenbrier & Russel
KPMG Peat Marwick
Modis Solutions
NCR

Nex Genix
Perot Systems Corporation
Questra Corporation
Sapient Corporation
Silicon Graphics
Tessera Enterprise Systems
Whitman-Hart
Xpedior

  Platform Partners. Our platform partners consist of firms which co-sell and co-market complementary technology to the same target customer base. These platform partners include IBM, Compaq, NCR, Sequent, ICL, Data General, Informatica, Oracle, Informix, EDS and Deloitte & Touche.


Research and Product Development

  We have made substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 1999, our research and product development staff consisted of 338 employees. Our total expenses for research and development for the years 1999, 1998 and 1997 were $28.0 million, $12.1 million and $5.0 million (excluding $1.9 million of capitalized software costs), respectively.


Competition

  The markets for e-business, e-commerce, customer relationship management, portals, business intelligence and Internet-based and wireless-based information networks are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with our products and our Strategy.com network.

  Our most direct competitors provide:

  .  e-business infrastructure software;

  .  customer relationship management products;

  .  e-commerce transaction systems;

  .  business intelligence products;

  .  web portals and information networks;

  .  vertical Internet portals and information networks; and

  .  wireless communications and wireless access protocol enabled products.

  Each of these market segments are discussed more fully below.

  E-business Infrastructure Software. In the e-business infrastructure market, BroadVision, E.piphany, Vignette, Net Perceptions, Broadbase, Art Technology Group, Engage Technologies, Doubleclick and Personify all provide products that compete directly or indirectly with our software platform. Many of these companies provide alternatives to our technology for adding intelligence and personalization to e-commerce applications. For example, customer information, such as past purchases, clickstream data and stated preferences, can be used to create a personalized e-commerce experience that targets customers with offers and interactions to which they are more likely to respond.

  Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as BroadVision, E.piphany, Vignette, and Siebel, compete with our intelligent e-business products.

  E-Commerce Transaction Systems. Products that support e-commerce transactions, such as those provided by Microsoft, IBM, America Online's Netscape division, BroadVision, Open Market, InterWorld, and Oracle could provide competition for us. These products have the potential to extend their capabilities to use customer information as the basis for generating targeted, personalized product offers, which would compete with our e-business products.

  Business Intelligence Products. In the business intelligence market, we compete with providers of software used to enable businesses to analyze and optimize their operations. In the enterprise category, which is generally focused on large deployments, Information Advantage, which was recently acquired by Sterling

  Software, competes with us. In the desktop analysis and reporting category, we face competition from companies such as Business Objects, Cognos, and Brio Technology. A third category includes products from companies such as Oracle, Microsoft, and IBM that are generally bundled with or designed to work with their own relational databases.

  Web Portals and Information Networks. Web portals and information networks, such as Microsoft Network, Yahoo, Lycos, Excite, America Online and InfoSpace.com, offer an array of information that is similar to information provided by Strategy.com. Strategy.com seeks to differentiate itself by:

  .  providing a greater level of personalization;

  . allowing users to receive the precise information they want across the broadest range of information delivery devices including through email, wireless phone, pager, wireless access protocol enabled products, fax, personal digital assistants and the telephone; and

  . partnering with financial institutions, device manufacturers, Internet companies, communication carriers, media companies and wireless companies, to embed Strategy.com information services as an ingredient in their own offerings.

  One or more of these companies, however, could expand their offerings and reduce our differentiation in these three areas.

  Vertical Internet Portals and Information Networks. Expedia, Weather.com, CNBC.com, ABC.com, ESPN.com, Microsoft Investor, StockBoss, Microsoft CarPoint, InfoBeat, Internet Travel Network and others have developed custom applications and products to commercialize, analyze and deliver specific information over the Internet. These systems are usually tailored to one application, such as providing news, sports or weather, but in the aggregate, they offer applications similar to those provided by Strategy.com. Any one of these companies could expand their offerings to more closely compete with Strategy.com.

  Wireless Communications and Wireless Access Protocol Enabled Products. Wireless communications providers, such as AT&T, Sprint, MCI WorldCom, Nextel Communications, British Telecom, Deutsche Telekom, PageNet, Nokia, Ericsson, Aether Systems, 3COM and Palm offer a variety of mobile phones and wireless devices over which Strategy.com delivers information. These companies may develop in-house information services or partner with other companies to deliver information that is competitive to that offered by Strategy.com.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the e-business industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse affect on our business, operating results and financial condition.

  Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, it is possible that new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could harm our ability to obtain maintenance revenues for new and existing product licenses on favorable terms.


Intellectual Property and Licenses

  We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we require software licensees to enter into license agreements that impose certain restrictions on their use of the software. In addition, we have made efforts to avoid disclosure of our trade secrets, including but not limited to, requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code. We have no patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

  Generally, our products are licensed through named-user licenses, under which only one identified user may access the product for each named-user license fee paid. A user is an individual to whom a licensee has assigned an identification number for purposes of tracking use of a product and who is under an obligation to the licensee to protect any of our confidential information. Under our standard software license agreement, we have the ability to request certified statements of records regarding identification numbers in particular, and use of the products in general, once per year, and have the right to audit use of the products at least once per year. Copying of products and documentation is limited to the number of users for whom license fees have been paid.

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


Employees

  As of December 31, 1999, we had a total of 1,662 employees, of whom 1,397 were based in the United States and 265 were based internationally. Of the total, 579 were engaged in sales and marketing, 338 in product development, 486 in professional services and 259 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

  We believe that effective recruiting, education, and nurturing of human resources is critical to our success and have traditionally made substantial investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement. These measures include:

  Professional Education. All newly hired professionals complete a professional orientation course that ranges from 1 to 6 weeks long, presented by "MicroStrategy University," our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data, our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. At the end of this training, students must pass a number of oral and written examinations in order to begin their assignments. Following this introductory course, veteran employees normally complete at least one week of continuing professional development each year. Course content for MicroStrategy University is created by the most experienced members of our professional staff, who generally have an annual obligation to create expert content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

  Company Days. Each quarter, we invite most of the employee base together for knowledge transfer within functions, across functions and across geographic boundaries. These events are generally built around a set of company-wide meetings and breakout sessions, but they also have particular cultural themes. These events include:

  . the "Company Retreat," which allows employees to network with colleagues in an informal setting and which traditionally has consisted of a company-sponsored cruise;

  . "University Week," which focuses on continuing professional development along with the creation and codification of industry-best practices;

  . "Friends and Family Weekend," during which we sponsor a weekend-long open house and host immediate and extended family, as well as friends of employees; and

  . "MicroStrategy World," where our business partners and customers are encouraged to mix with the employee base in order to exchange information and strengthen the firm's ties to the marketplace.

  We believe that our "Company Day" events are long-term investments which will, over time, result in superior productivity, morale and loyalty among the employee base, and we expect to continue engaging in these activities in the future.


Executive Officers and Directors

  Our executive officers and directors and their ages and positions as of March 1, 2000 are as follows:

Name                              Age        Title
----                              ---        -----
Michael J. Saylor..............    35        President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors

Sanju K. Bansal................    34        Executive Vice President, Chief
                                             Operating Officer and Director

Jonathan F. Klein..............    33        Vice President, Law and General
                                             Counsel

Mark S. Lynch..................    36        Vice President, Finance and Chief
                                             Financial Officer

Joseph P. Payne................    35        Vice President, Marketing and Chief
                                             Marketing Officer

Stephen S. Trundle.............    31        Vice President, Technology and
                                             Chief Technology Officer

Frank A. Ingari(1)(2)..........    50        Director

Jonathan J. Ledecky............    42        Director

Ralph S. Terkowitz(1)(2).......    49        Director

John W. Sidgmore...............    48        Director

_________________

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

  Set forth below is certain information regarding the professional experience of each of the above-named persons.

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

  Mark S. Lynch has served as vice president, finance and chief financial officer since September 1997. Prior to that, Mr. Lynch was chief financial officer for WorldCorp and World Airways from 1996 to 1997, and before that was vice president, finance for InteliData Technologies, an electronic commerce firm, from 1991 to 1996. Mr. Lynch has also held several senior accounting positions with KPMG Peat Marwick and Clark Construction Group. Mr. Lynch is a certified public accountant and received a B.S. in Accounting from Penn State and an M.B.A. from George Washington University.

  Joseph P. Payne has served as vice president of marketing, and chief marketing officer since April 1999. From 1996 to 1999, Mr. Payne held several executive-level positions at InteliData Technologies, including president and chief executive officer of its Telecommunications Division. Prior to that, Mr. Payne served as vice president, marketing of Royal Crown Company from 1994 to 1996. Before that, Mr. Payne was a brand manager at the Coca-Cola Company from 1991 to 1994. Mr. Payne received an A.B. in Public Policy from Duke University and an M.B.A from the Fuqua School of Business at Duke University.

  Stephen S. Trundle has served as vice president, technology and chief technology officer since July 1997 and as director, technology from 1994 to 1997. From 1992 to 1994, Mr. Trundle served as a consultant and then a senior consultant with MicroStrategy. Prior to that, Mr. Trundle worked for Bath Iron Works on the Aegis Destroyer program from 1991 to 1992. Mr. Trundle received an A.B. in Engineering and an A.B. in Government from Dartmouth College.

  Frank A. Ingari has been a member of the board of directors of MicroStrategy since October 1997. Mr. Ingari is founder and chief executive officer of Wheelhouse Corporation, an eMarketing services firm formed in April of 1999. Between 1997 and April 1999, Mr. Ingari founded Growth Ally, L.L.C., a consulting firm specializing in assisting private technology companies in accelerating their growth and served as its chief executive officer. Mr. Ingari was chairman and chief executive officer of Shiva Corporation from 1993 to 1997. Prior to joining Shiva Corporation, Mr. Ingari was vice president, marketing at Lotus Development Corporation. Mr. Ingari received a B.A. in Creative Writing and U.S. Foreign Relations from Cornell University.

  Jonathan J. Ledecky has been a member of the board of directors of MicroStrategy since June 1998. Mr. Ledecky is currently vice chairman of Lincoln Holdings LLC, which owns the Washington Capitals, the Washington Wizards and the Washington Mystics sports teams. Mr. Ledecky founded U.S. Office Products Company in October 1994 and served as its chairman of the board and chief executive officer from inception through November 1997 and thereafter as a director until May 1998. In February 1997, Mr. Ledecky founded Building One Services Corp., now Encompass Services Corporation, and served as its chairman until February 2000 and chief executive officer until June 1999. Mr. Ledecky is also a director of publicly traded Aztec Technology Partners, UniCapital Corporation and School Specialty.

  Ralph S. Terkowitz has been a member of the board of directors of MicroStrategy since September 1997. Mr. Terkowitz is vice president, technology for the Washington Post Company, a position he has held since 1992. Until February 1996, Mr. Terkowitz was chief executive officer, president and publisher of Digital Ink, an Internet publishing venture that launched, among other ventures, WashingtonPost.com and PoliticsNow. In 1998 he was co-chief executive officer of HireSystems and instrumental in the formation of BrassRing.com. Mr. Terkowitz is a director of ICSA, BigStep and OutTask. Mr. Terkowitz received an A.B. in Chemistry from Cornell University an M.S. in Chemical Physics from the University of California, Berkeley.

  John W. Sidgmore has been a member of the board of directors of MicroStrategy since February 2000. Mr. Sidgmore was the president and chief executive officer of UUNET Technologies, Inc., a provider of worldwide Internet services, from June 1994 until November 1998 and has served as chairman since November 1998. Since December 1996, Mr. Sidgmore has served as the chief operating officer and vice chairman of WorldCom Inc., now MCI WorldCom, a provider of long distance, Internet and telecommunication services. Prior to joining UUNET, Mr. Sidgmore was president and chief executive officer of Intelicom Solutions, now CSC Intelicom, a telecommunications software company. Mr. Sidgmore is also a member of the board of directors of MCI WorldCom and ADC Telecommunications, Inc.


ITEM 2. PROPERTIES

  Our principal offices currently occupy over 300,000 square feet in Northern Virginia pursuant to multiple leases, the majority of which expire between June 2003 and January 2007. We recently signed a lease agreement for an additional 146,000 square feet of office space, also in the Northern Virginia area, which expires in February 2010. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Bedminster, Boston, Chicago, Cincinnati, Dallas, Detroit, Los Angeles, Minneapolis, New York, San Francisco, Seattle, Washington, D.C., Amsterdam, Barcelona, Cologne, London, Madrid, Milan, Paris, Vienna and Zurich. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

  In March 2000, numerous separate complaints purporting to be class actions were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated by the SEC thereunder, and section 20(a) of the Securities Exchange Act of 1934, as amended.

   The complaints contain varying allegations, including that we made materially false and misleading statements with respect to our 1999 and 1998 financial results in our filings with the SEC, analysts' reports, press releases and media reports. The complaints do not specify the amount of damages sought.

   We have not filed any answers, motions to dismiss or other responsive pleadings in this litigation. We intend to defend this matter vigorously.

SEC Investigation

  In March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to our restatement of our financial results. The SEC has requested that we provide them with certain documents concerning the revision of our financial results and financial reporting documents. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. We are cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

Other Proceedings

   We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Our Class A common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol, MSTR. Following our initial public offering on June 16, 1998, the following high and low closing prices, adjusted to reflect the two-for-one stock split which occurred in January 2000, were reported by Nasdaq in each quarter:

     For the quarter ended                 High                    Low
     ---------------------                 -----                   ---

     June 30, 1998....................   $ 14.25               $ 10.38
     September 30, 1998...............     22.25                 12.06
     December 31, 1998................     16.94                 10.38
     March 31, 1999...................     16.44                  9.31
     June 30, 1999....................     18.94                  7.75
     September 30, 1999...............     28.03                 13.22
     December 31, 1999................    115.66                 28.81

  As of March 1, 2000, there were approximately 315 stockholders of record of our Class A common stock and 13 stockholders of record of our Class B common stock, $0.001 par value.

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

  We sold 8,880,000 shares of our Class A common stock on June 16, 1998 in our initial public offering pursuant to a registration statement on Form S-1 (Registration No. 333-49899), which was declared effective by the SEC on June 10, 1998. Certain stockholders of ours sold an aggregate of 320,000 shares of Class A common stock pursuant to such registration statement. The managing underwriters of this offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the initial public offering by us and the selling stockholders were $53.3 million and $1.9 million, respectively. Our total expenses in connection with the initial public offering were approximately $5.1 million, of which $3.7 million was for underwriting discounts and commissions and approximately $1.4 million was for other expenses. Our net proceeds from this offering were approximately $48.2 million. From the effective date through December 31, 1999, we used $13.6 million of the net proceeds of the initial public offering to repay net borrowings under our business loan facility. In addition, we used $10.0 million of such net proceeds to repay all of the borrowings under our $10.0 million dividend notes which were issued to certain stockholders of ours prior to the consummation of the initial public offering. Approximately $9.5 million of the $10.0 million dividend payment was paid to certain officers, directors and 10% stockholders. As of December 31, 1999, we had used all proceeds from the initial public offering for general corporate purposes to support our growth.

  We sold 3,170,000 shares of our Class A common stock, on February 10, 1999 pursuant to a registration statement on Form S-1 (Registration No. 333-70919), which was declared effective by the SEC on February 10, 1999. Certain stockholders of ours sold an aggregate of 830,000 shares of Class A common stock under the same registration statement.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                            Years ended December 31,
                                                -----------------------------------------------------------------------------

                                                       1999           1998           1997            1996            1995
                                                       ----           ----           ----            ----            ----
                                                     (Restated)/2/    (Restated)/2/  (Restated)/2/
                                                                     (in thousands, except per share data)
Statements of Operations Data
Revenues:
 Product licenses...............................       $ 85,797        $61,635        $35,478         $15,873         $ 4,077
 Product support and other services.............         65,461         33,854         17,073           6,730           5,700
                                                       --------        -------        -------         -------         -------
  Total revenues................................        151,258         95,489         52,551          22,603           9,777
                                                       --------        -------        -------         -------         -------
Cost of revenues:
    Product licenses............................          2,597          2,246          1,641           1,020             257
    Product support and other services..........         34,436         17,535          9,475           4,237           2,201
                                                       --------        -------        -------         -------         -------
          Total cost of revenues................         37,033         19,781         11,116           5,257           2,458
                                                       --------        -------        -------         -------         -------
Gross profit....................................        114,225         75,708         41,435          17,346           7,319
Operating expenses:
 Sales and marketing............................         93,512         53,408         30,468          13,054           2,992
 Research and development.......................         27,998         12,106          5,049           2,840           1,855
 General and administrative.....................         24,448         12,743          6,552           3,742           2,395
 In-process research and development............          2,800             --             --              --              --
                                                       --------        -------        -------         -------         -------
  Total operating expenses......................        148,758         78,257         42,069          19,636           7,242
                                                       --------        -------        -------         -------         -------
(Loss) income from operations...................        (34,533)        (2,549)          (634)         (2,290)             77
Interest income.................................          2,174          1,028             94              22              16
Interest expense................................           (144)          (720)          (333)           (127)            (56)
Other income (expense), net.....................              6            (14)           (12)             20              11
                                                       --------        -------        -------         -------         -------
(Loss) income before taxes......................        (32,497)        (2,255)          (885)         (2,375)             48
Provision for income taxes......................          1,246             --             --              --              --
                                                       --------        -------        -------         -------         -------
Net (loss) income...............................       $(33,743)       $(2,255)       $  (885)        $(2,375)        $    48
                                                       ========        =======        =======         =======         =======
Basic and diluted net (loss) income per share/(1)/     $  (0.44)       $ (0.03)       $ (0.02)        $ (0.04)        $  0.00
                                                       ========        =======        =======         =======         =======
Weighted average shares used in computing
 basic and diluted net (loss) income per share/(1)/      77,028         66,986         58,988          58,988          57,793
                                                       ========        =======        =======         =======         =======

                                                                              As of December 31,
                                                         ------------------------------------------------------------------

                                                           1999           1998           1997            1996            1995
                                                           ----           ----           ----            ----            ----
                                                       (Restated)/2/   (Restated)/2/  (Restated)/2/
                                                                                (in thousands)
Balance Sheet Data
Cash and cash equivalents.......................       $ 25,941        $27,491        $ 3,506         $ 1,686         $   643
Working capital (deficit).......................         53,109         23,919         (6,997)         (2,237)          1,343
Total assets....................................        203,368         76,571         29,101          13,004           5,838
Notes payable, long-term portion................             --             --          2,428             460             600
Total stockholders' equity (deficit)............        101,816         37,775         (1,433)           (793)          1,546

_________________

(1) Share and per share amounts for all periods presented have been restated to reflect the two-for-one stock split which occurred in January 2000.
(2) See Note 3 of the Notes to Consolidated Financial Statements regarding restatement of 1999, 1998 and 1997 financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are a leading worldwide provider of intelligent e-business software and related services that enable the transaction of one-to-one electronic business through web, wireless and communication channels. Our product line enables both proactive and interactive delivery of information from large-scale databases. Our objective is to provide the largest 2000 enterprises in the world, leading Internet businesses and high-volume data providers with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners.

  Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, the platform delivers critical business information beyond corporate boundaries to customers, partners and supply chain constituencies through a broad range of communication channels such as the Internet, e-mail, telephones and wireless communications devices. Our platform is ideal for developing e-business solutions that are personalized and proactive and that reach millions of users. We also offer a comprehensive set of consulting, education and technical support services for our customers and partners.

  In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates a Finance Channel and plans to launch additional channels on subjects such as weather, news, politics, arts, traffic, travel and entertainment. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for these channels, enabling affiliates to focus on their core businesses. Strategy.com has established more than 100 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has approximately 300,000 subscribers for its Strategy.com Finance Channel. Strategy.com has recognized no revenue as of December 31, 1999.

  Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased over the last three years, we experienced fluctuating operating margins during 1997, 1998 and 1999 primarily as a result of increases in staff levels. We expect to continue to increase staffing levels and incur additional associated costs in future periods. In addition, we intend to substantially increase our investment in Strategy.com. We therefore expect operating losses to significantly increase in 2000.

  Our revenues historically have been derived from two principal sources, fees for product licenses and fees for maintenance, technical support, education and consulting services, which we refer to collectively as product support and other services. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," as applicable.

   Product license revenues are generally recognized upon the execution of a contract and shipment of the related software product if no significant obligations remain outstanding on our part and the resulting receivable is deemed collectible by management.

  Technical support revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our technical support services are displayed as deferred revenue when paid by the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. We also record as deferred revenue the fair value of implicit maintenance arrangements when resellers or other customers that sell our software to end users offer these end users the right to receive the then current version of our software at the time of resale. Certain of these agreements extend over several years. Fees for our education and consulting services are typically recognized at the time the services are performed.

  Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, technical support, installation or education. The determination of fair value of each element is based on objective evidence based on historical sales of the individual element by us to other customers. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

  Customers at times require consulting and implementation services which include evaluating their business needs, identifying resources necessary to meet their needs and installing the solution to fulfill their needs. When the software license arrangement requires the Company to provide significant consulting services to produce, customize or modify software or when the customer considers these services essential to the functionality of the software product, both the product license revenue and product support and other services revenue are recognized in accordance with the provisions of SOP 81-1. The Company recognizes revenue from these arrangements using the percentage of completion method and, therefore, both product license and product support and other services revenue are recognized as work progresses. If the software license arrangement obligates the Company to the delivery of unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

  Beginning initially in the fourth quarter of 1998 and continuing throughout 1999, we began to sell our products and services to customers for large scale e-commerce applications. In contrast to earlier periods in which our typical customer transaction involved a stand-alone software license and maintenance, these transactions typically involve multiple software products and services for use by very large numbers of end users across web, wireless and voice communications channels, and often incorporate elements from our Strategy.com network. These multiple element transactions also often include significant implementation and other consulting work and may also include our providing the customer with hosting services, in which we manage the operation of hosting the customer's specific e-commerce application. Customers often use our products and services in a variety of ways, including internal use, integration with their own products for resale to end users and creation of e-commerce applications. These arrangements typically lead to our recording revenue from multiple sources, including product license fees, product support fees and royalties based on advertising, e-commerce transactions or the resale of solutions that incorporate our software platform.

  These large, multiple element transactions typically involve more complex licensing and product support arrangements than the software licensing and product support arrangements that comprised the bulk of our revenues in earlier periods. Based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many of these large, multiple element contracts is not recognizable upon full execution and delivery of the software product as in the past, but instead is initially recorded as deferred revenue upon receipt of cash, with product revenue recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract. As a result of the size and complexity of these transactions, our results for any quarter may depend significantly on the types of customer transactions that we enter into during the quarter and on the mix of product licenses, support agreements, implementation work and other specific terms of each transaction, each of which may have a significant effect on the manner in which we recognize revenue from the transaction.

  The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Product license revenues in any quarter can be dependent on orders booked and shipped in that quarter. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected for any future period.

  We license our software through our direct sales force and increasingly through, or in conjunction with, value-added resellers, system integrators and original equipment manufacturers. Channel partners accounted for, directly or indirectly, approximately 39.2%, 33.6% and 27.0% of our revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

Results of Operations

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                              Years ended December 31,
                                                          ----------------------------------------------------------------
                                                                 1999                   1998                   1997
                                                                 ----                   ----                   ----
                                                             (Restated)/1/            (Restated)/1/            (Restated)/1/
Statements of Operations Data
Revenues:
 Product licenses.......................................               56.7%                  64.5%                  67.5%
 Product support and other services.....................               43.3                   35.5                   32.5
                                                                     ------                  -----                  -----
  Total revenues........................................              100.0                  100.0                  100.0
Cost of revenues:
 Product licenses.......................................                1.7                    2.4                    3.1
 Product support and other services.....................               22.8                   18.4                   18.0
                                                                     ------                  -----                  -----
  Total cost of revenues................................               24.5                   20.8                   21.1
                                                                     ------                  -----                  -----
Gross profit............................................               75.5                   79.2                   78.9
Operating expenses:
 Sales and marketing....................................               61.8                   55.9                   58.0
 Research and development...............................               18.5                   12.7                    9.6
 General and administrative.............................               16.1                   13.3                   12.5
 In-process research and development....................                1.9                     --                     --
                                                                     ------                  -----                  -----
  Total operating expenses..............................               98.3                   81.9                   80.1
                                                                     ------                  -----                  -----
Loss from operations....................................              (22.8)                  (2.7)                  (1.2)
Interest income.........................................                1.4                    1.1                    0.2
Interest expense........................................               (0.1)                  (0.8)                  (0.6)
Provision for income taxes..............................                0.8                     --                     --
                                                                     ------                  -----                  -----
Net loss................................................              (22.3)%                 (2.4)%                 (1.6)%
                                                                     ======                  =====                  =====

_________________

(1) See Note 3 of Notes to the Consolidated Financial Statements regarding restatement of 1999, 1998 and 1997 financial statements.

Comparison of 1999, 1998 and 1997

  Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $52.6 million in 1997 to $95.5 million in 1998 and to $151.3 million in 1999, resulting in a revenue growth rate of 132.7% in 1997, 81.6% in 1998 and 58.4% in 1999. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods. The slower growth rates in 1999 and 1998 were attributed to our new evolving business model. We entered into several new multiple element transactions for large scale e-commerce applications and complex Strategy.com deployments during 1999 and 1998. Based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many of these large, multiple element arrangements is recorded as deferred revenue upon receipt of cash, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract or over the hosting period, as applicable.

  In 1999, we launched the Strategy.com Finance Channel and plan to launch additional information channels in the future. We expect to begin earning subscription, advertising, transaction and other fees from our Strategy.com service by the end of 2000.

  Product License Revenues. Product license revenues increased from $35.5 million in 1997 to $61.6 million in 1998 and to $85.8 million in 1999, resulting in a growth rate of 123.5% in 1997, 73.7% in 1998 and 39.3% in 1999. The increase in product license revenues was due to continued demand for our core products, new product offerings supporting intelligent e-business solutions and increasing market demand for intelligent e-business solutions. We are attracting new customers and our existing customer base is purchasing additional licenses and new products to support their e-business solutions. As we continue to pursue our new business model of larger-scale, multiple element transactions, we expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis, and may vary significantly from the percentage of total revenues achieved in prior years. In addition, there can be no assurance that we will be able to maintain or continue to increase market acceptance for our family of products.

  Product Support and Other Services Revenues. Product support and other services revenues increased from $17.1 million in 1997 to $33.9 million in 1998 and to $65.5 million in 1999, resulting in a growth rate of 153.7% in 1997, 98.2% in 1998 and 93.4% in 1999. The increase in product support and other services revenues was primarily due to the increase in product licenses sold as well as an increase in large scale e-commerce applications which require significant implementation and other consulting work. An element of our sales and marketing strategy is to use third-party implementation services to enable us to more rapidly penetrate our target market. In addition, we plan to use our consultants more aggressively to help sell our products and services, assist with development of Strategy.com channels and other research and development projects. To the extent that such efforts are successful, our product support and other services revenues could decline as a percentage of total revenues. As a result of the above mentioned trends, we expect product support and other services revenues as a percentage of total revenues to fluctuate on a period-to-period basis, and may vary significantly from the percentage of total revenues achieved in prior years.

  International Revenues. International revenues increased from $14.2 million in 1997 to $24.9 million in 1998 and to $36.4 million in 1999, resulting in a growth rate of 466.7% in 1997, 74.9% in 1998 and 45.9% in 1999. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. We opened sales offices in Brazil in 1999, in Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. We may not be able to maintain or continue to increase international market acceptance for our family of products.

Costs and Expenses

  Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues increased from $1.6 million in 1997 to $2.2 million in 1998 and to $2.6 million in 1999. As a percentage of product license revenues, however, cost of product license revenues decreased from 4.5% in 1997 to 3.6% in 1998 and to 3.0% in 1999. The decrease in cost of product license revenues as a percentage of product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

  Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support and other services revenues increased from $9.5 million in 1997 to $17.5 million in 1998 and to $34.4 million in 1999. As a percentage of product support and other services revenues, cost of product support and other services revenues was 55.6% in 1997, 51.8% in 1998 and 52.5% in 1999. The increase in cost of product support and other services revenues was primarily due to the increase in the number of personnel providing consulting, education and technical support to customers as a result of the increase in product licenses sold, new large scale e-commerce applications and complex Strategy.com deployments. Despite the increase in personnel and other costs for 1998, the total cost of product support revenues decreased as a percentage of revenues during 1998 compared to 1997 primarily due to the increase in technical support revenues which typically do not require proportionate increases in the costs required to perform associated technical support services. This trend continued in 1999; however, the improvements in margin due to increasing technical support revenues were offset by the increased use of third parties to perform consulting services.

  We expect to continue to increase the number of customer education and implementation consultants and technical support personnel in the future. To the extent that our product support and other services revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support and other services revenues as a percentage of product support and other services revenues. In addition, to the extent that we cannot hire adequate numbers of support personnel to meet demand, we may need to rely more heavily on third parties to perform consulting services, further increasing cost of product support and other services revenues as a percentage of product support and other services revenues.

  Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $30.5 million in 1997 to $53.4 million in 1998 and to $93.5 million in 1999. As a percentage of total revenues, sales and marketing expenses decreased from 58.0% in 1997 to 55.9% in 1998 and increased to 61.8% in 1999. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for Strategy.com and general marketing efforts. In addition, we began a national advertising campaign during the fourth quarter of 1999, which we plan to continue in 2000. We have invested and will continue to substantially increase our investment in sales and marketing over the next twelve months in order to create better market awareness of the value-added potential of our product suite and to seek to acquire market share. In addition, we intend to invest heavily over the next twelve months to market Strategy.com.

  Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $5.0 million in 1997 to $12.1 million in 1998 and to $28.0 million in 1999. As a percentage of total revenues, research and development expenses increased from 9.6% in 1997 to 12.7% in 1998 and to 18.5% in 1999. The increase in research and development expenses was primarily due to hiring additional research and development personnel to continue development of Strategy.com channels, new products, product releases and e-commerce technology. We intend to substantially increase our investment over the next twelve months to develop sports, traffic and other channels as part of our suite of information channels of our Strategy.com network. In addition, we expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for our existing platform business.

  In 1997, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Equipment to Be Sold, Leased, or Otherwise Marketed," we capitalized research and development costs associated with the version 5.0 release of our software product line. As a result, we capitalized approximately $1.9 million of research and development costs during 1997. During 1998 and 1999, no costs were capitalized as the establishment of technological feasibility and general release of such software had substantially coincided.

  General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses increased from $6.6 million in 1997 to $12.7 million in 1998 and to $24.4 million in 1999. As a percentage of total revenues, general and administrative expense were 12.5% in 1997, 13.3% in 1998 and 16.1% in 1999. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. Although we expect that general and administrative expenses will continue to increase in the foreseeable future, such expenses are not expected to significantly vary as a percentage of total revenues in the future.

  In-process Research and Development. In December 1999, we purchased the intellectual property and other tangible and intangible assets, including the assembled workforce, relating to NCR's Teracube project in exchange for 566,372 shares of Class A common stock, valued at $49.6 million, based on the price of our stock at the closing. We will develop the Teracube assets in concert with its existing proprietary technology to create a business intelligence platform for datawarehouses using NCR's Teradata database. Our preliminary allocation of the $49.6 million purchase price was $2.8 million for in-process research and development and $46.8 million to tangible and intangible assets including core technology, computer equipment, assembled work force and agreements not to compete. We believe the weighted average estimated useful life of such assets, based upon the final allocation, will be less than 5 years and anticipate the final allocation will be completed during the first half of 2000. As a result, we will incur substantially incresased amortization expense in future periods relating to the amortization of these intangible assets. We recorded $341,000 in related amortization expense related to the Teracube project in 1999.

  In estimating the fair value of the in-process research and development projects acquired, we considered, among other factors, the stage of development of the Teracube research and development projects at the time of the acquisition and projected estimated cash flows from those projects when completed and the percentage of the final products cash flows that is attributed to our core technology and that was already developed by NCR. Associated risks include the inherent difficulties and uncertainties in completing Teracube and, thereby, achieving technological feasibility and risk related to the impact of potential changes in future technology.

  We intend to incur expenses of approximately $900,000 over the next year in order to complete the project. The project was approximately 85% complete at the time of the acquisition and approximately 30% of the final product's estimated cash in-flows are attributable to the acquired Teracube technology. We used a discount rate of 35% when estimating the net present value of the projected incremental cash flows. Remaining development efforts are focused on completing development of certain sub-products of Teracube that will maximize efficiencies in operation of our business intelligence and e-business products and make it compliant with industry standards. Completion of these projects will be necessary before revenues are produced. We expect to begin to benefit from the purchased in-process research and development by the end of 2000. If these projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects.

  Deferred Compensation Expense. During 1998, we granted options to purchase 3,753,380 shares of Class A common stock, of which options to purchase 1,071,670 shares of Class A common stock were granted at exercise prices below fair market value. We will amortize $1.4 million of compensation expense related to these options ratably over the five-year vesting period. In 1999 and 1998, compensation expense was $269,000 and $186,000, respectively. We will record additional compensation expense of $270,000 in each year beginning 2000 through 2002, and $85,000 in 2003, if all of the related options vest.

  Provision for Income Taxes. In 1999 and 1998, we recorded income tax expense of $1.2 million and $0, respectively. Prior to our initial public offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to June 1998, when we converted to a C corporation.

Deferred Revenue

  Deferred revenue represents product support and other services fees that are collected in advance, product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established or product license and product support and other services fees relating to arrangements which required implementation related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Deferred revenue was $71.3 million as of December 31, 1999 compared to $13.0 million as of December 31, 1998. The increase in deferred revenue is primarily attributable to a few large contracts with customers that involved multiple elements, including software products, product support and other services, hosting services and/or Strategy.com services and for which our revenue recognition policy requires that the revenues be recognized on a percentage of completion basis or recognized over the entire term of the contract or the hosting period, as applicable. We expect to recognize approximately $38.0 million of this deferred revenue in 2000, however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

Liquidity and Capital Resources

  From inception until our initial public offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. On June 16, 1998, we raised $48.2 million, net of offering costs, from our initial public offering, and we raised an additional $40.1 million, net of offering costs, on February 10, 1999 from a public offering of 3,170,000 shares of Class A common stock. On December 31, 1999 and December 31, 1998, we had $68.4 million and $27.5 million of cash, cash equivalents, and short-term investments, respectively.

  Cash provided by operations was $89,000 for 1999 and cash used in operations was $2.5 million for 1998. The decrease in cash used in operations from 1998 to 1999 was primarily attributable to an increase in deferred income and prepaid expenses offset by an increase in net loss. As discussed in the overview, we intend to aggressively pursue financing to allow us to invest significant resources to market, develop and operate Strategy.com. Because of this anticipated ongoing investment, we expect to use significant cash in operations.

  Cash used in investing activities was $43.2 million and $9.3 million for 1999 and 1998, respectively. The increase in cash used in investing activities from 1998 to 1999 reflected purchases of short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com. As of December 31, 1999 we had $12.2 million in commitments for computer software and equipment. Additionally, in November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of March 30, 2000. The lease bears interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0%. Future draw downs and interest rates under the lease agreement are subject to our credit worthiness. If the lessor deems our credit unworthy, we may not be able to lease additional equipment under the agreement.

  Our financing activities provided cash of $42.2 million and $35.7 million for 1999 and 1998, respectively. The principal source of cash from financing activities during 1999 was from the sale of 3,170,000 shares of Class A common stock in which we raised $40.1 million, net of offering costs. In March 1999, we entered into a line of credit agreement with a commercial bank which provides for a $25.0 million unsecured revolving line of credit for general working capital purposes. Borrowings under the line of credit will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The line of credit agreement includes a 0.2% unused line of credit fee and expires on May 31, 2001. As of December 31, 1999, no amounts were outstanding under the line of credit. The line of credit requires us to comply with certain financial covenants. We currently do not comply with all of the covenants contained in the line of credit agreement, but have received a waiver through April 30, 2000 at which time we expect to restructure the credit facility. If we are not in compliance with all covenants contained in the line of credit agreement, we will not have the right to borrow amounts under the agreement.

  We declared a $10.0 million dividend to our stockholders prior to our initial public offering. The dividend was paid in the form of notes, prior to the termination of our S corporation election, which occurred immediately prior to the consummation of our initial public offering. As of December 31, 1999, the entire $10.0 million of the dividend notes had been repaid.

  We will require additional external financing through credit facilities, sale of additional equity or other financing facilities to support our planned investment of significant resources to build the Strategy.com personal intelligence network, to continue to grow the MicroStrategy software platform business, and to increase both MicroStrategy and Strategy.com brand awareness. There are no assurances that such financing facilities would be available on acceptable terms; however, we believe that our existing cash and cash generated internally by operations will meet our working capital requirements for at least the next 12 months with more modest growth in Strategy.com and MicroStrategy and minimal brand awareness expenditures.

  In December 1999, we received approximately 824,000 shares (adjusted for a two-for-one stock split) of Exchange Applications, valued at $21.5 million in consideration for the sale of MicroStrategy software, technical support and consulting services. Subsequent to year end, we sold approximately 412,000 of these shares at an average price of approximately $41.71 per share.

Recent Accounting Pronouncements

  In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

  In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities,'' which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial statements.


Risk Factors

  The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

  If any of the events described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Class A common stock could decline and you may lose all or part of your investment.

Our quarterly operating results, revenues and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

  For a number of reasons, including those described below, our operating results, revenues and expenses may vary significantly from quarter to quarter. These fluctuations could have an adverse effect on the market price of our Class A common stock.

  Fluctuations in Quarterly Operating Results.   Our quarterly operating results
may fluctuate as a result of:

  .  the size, timing and execution of significant orders and shipments;

  . the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

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

  .  changes in foreign currency exchange rates; and

  .  seasonal factors such as a lower pace of new sales in the summer.

  Limited Ability to Adjust Expenses. Because we plan to expand our business, we expect our operating expenses to increase substantially. In particular, during 2000 we expect to increase significantly the costs associated with marketing, developing and operating our Strategy.com network and with expanding our technical support, research and development and sales and marketing organizations. We also expect to devote substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. In the short term we may not be able to reduce the actual operating expenses associated with our expansion.

  Based on the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our Class A common stock may fall.

We have recently introduced Strategy.com and it is uncertain whether it will achieve widespread acceptance

  We have implemented the Finance Channel of our Strategy.com network, and our weather and news channels have been introduced on a test basis. We plan on introducing sports and traffic channels as part of our suite of information channels, but they are still in development. While we expect to implement these channels on a commercial basis by the end of 2000, we may encounter delays or difficulties in this commercial introduction. We expect that a portion of our future revenue will depend on fees from subscribers for the use of the Strategy.com network service, from products and services offered through this network, and from royalties from affiliates who bundle our Strategy.com network with their own product and service offerings. We have not, to date, generated any revenue from our Strategy.com network and may not be able to do so in the future. If this service, or the products and services offered through it, fail to achieve widespread customer acceptance, our business, operating results and financial condition may be materially adversely affected. In addition, revenue from Strategy.com would be adversely affected if our affiliates do not perceive that the integration of our Strategy.com network with their product and service offerings will increase demand for their products and services or will otherwise be able to generate a sufficient return on their investment in the use of our network.

We intend to make significant expenditures in developing our Strategy.com network, which will result in us incurring operating losses

  We plan to substantially increase the amounts we will expend on our Strategy.com network compared to the expenses we have incurred to date. We intend to substantially increase our investment in Strategy.com over the next twelve months to market, develop and operate Strategy.com. We therefore expect operating losses to increase in 2000. We also intend to continue making significant investments in Strategy.com after 2000 and therefore believe we will continue to be unprofitable for the foreseeable future.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues

  To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer's own budget and purchasing priorities may change.

  Even after an order is placed, the time it takes to deploy our products varies widely from one customer to the next. Implementing our product can sometimes last several months, depending on the customer's needs and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our employees, investors, customers, vendors and lenders may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results

  Our future success depends in large part on the support of our key employees, investors, customers, vendors and lenders, who may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results. The revision of our 1999, 1998 and 1997 revenues and operating results has resulted in substantial amounts of negative publicity about us. We may not be able to retain key employees and customers if they lose confidence in us, and our vendors and lenders may reexamine their willingness to do business with us. In addition, investors may lose confidence which may cause the trading price of our Class A common stock to decrease. If we lose the services of our key employees or are unable to retain and attract our existing and new customers, vendors and lenders, our business, operating results and financial condition could be materially and adversely affected.

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

  Our deferred revenue was $71.3 million as of December 31, 1999. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

  We intend to grow our business rapidly, including investing substantial amounts in our Strategy.com business and expect to incur operating losses for the foreseeable future. Therefore, we may require significant external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

  .  market conditions;

  .  our operating performance; and

  .  investor sentiment.

  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital to fund our growth, our business, financial condition and results of operations would be materially and adversely affected.

We face litigation that could have a material adverse effect on our business, financial condition and results of operations

  We and some of our directors and executive officers are named as defendants in a number of private securities litigation matters. Although we intend to defend these actions vigorously, no assurance can be given as to the outcomes. It is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. In addition, the SEC has issued a formal order of private investigation in connection with matters relating to our restatement of our financial results. The SEC has requested that we provide the them with certain documents concerning the revision of our financial results and financial reporting documents. We are cooperating with the SEC in connection with this investigation. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of management time and attention.

We expect that our ability to borrow money under our existing credit facilities will require waivers by our lenders or amendments to those facilities

  Our credit facilities require that we comply with a number of financial covenants. Although we have not borrowed any amounts under our $25.0 million unsecured line of credit, we do not currently comply with all of the covenants contained in the line of credit agreement; however, we have received a waiver from the lender through April 30, 2000 at which time we expect to restructure the credit facility. If we are in violation of any financial covenants, we will not have the ability to borrow amounts under this facility.

  In addition, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of March 30, 2000. Future draw downs and interest rates under the lease agreement are subject to our credit worthiness. If the lessor deems our credit unworthy, we may not be able to lease additional equipment under the agreement.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

  The markets for e-business, e-commerce, customer relationship management, portals, business intelligence and Internet-based and wireless-based information networks are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with our products and our Strategy.com network.

  Our most direct competitors provide:

  .  e-business products;

  .  customer relationship management products;

  .  e-commerce transaction systems;

  .  business intelligence products;

  .  Internet and wireless information networks and portals;

  .  vertical Internet portals and information networks; and

  .  wireless communications and wireless access protocol enabled products.

  Each of these market segments are discussed more fully below.

  E-business Infrastructure Software. In the e-business infrastructure market, BroadVision, E.piphany, Vignette, Net Perceptions, Broadbase, Art Technology Group, Engage Technologies, Doubleclick and Personify all provide products that compete directly or indirectly with our software platform. Many of these companies provide alternatives to our technology for adding intelligence and personalization to e-commerce applications. For example, customer information, such as past purchases, clickstream data and stated preferences, can be used to create a personalized e-commerce experience that targets customers with offers and interactions to which they are more likely to respond.

  Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as BroadVision, E.piphany, Vignette, and Siebel, compete with our intelligent e-business products.

  E-Commerce Transaction Systems. Products that support e-commerce transactions, such as those provided by Microsoft, IBM, America Online's Netscape division, BroadVision, Open Market, InterWorld, and Oracle could provide competition for us. These products have the potential to extend their capabilities to use customer information as the basis for generating targeted, personalized product offers, which would compete with our e-business products.

  Business Intelligence Products. In the business intelligence market, we compete with providers of software used to enable businesses to analyze and optimize their operations. In the enterprise category, which is generally focused on large deployments, Information Advantage, which was recently acquired by Sterling Software, competes with us. In the desktop analysis and reporting category, we face competition from companies such as Business Objects, Cognos, and Brio Technology. A third category includes products from companies such as Oracle, Microsoft, and IBM that are generally bundled with or designed to work with their own relational databases.

  Web Portals and Information Networks. Web portals and information networks, such as Microsoft Network, Yahoo, Lycos, Excite, America Online and InfoSpace.com, offer an array of information that is similar to information provided by Strategy.com. Strategy.com seeks to differentiate itself by:

  .  providing a greater level of personalization;

  . allowing users to receive the precise information they want across the broadest range of information delivery devices including through email, wireless phone, pager, wireless access protocol enabled products, fax, personal digital assistants and the telephone; and

  . partnering with financial institutions, device manufacturers, Internet companies, communication carriers, media companies and wireless companies, to embed Strategy.com information services as an ingredient in their own offerings.

  One or more of these companies, however, could expand their offerings and reduce our differentiation in these three areas.

  Vertical Internet Portals and Information Networks. Expedia, Weather.com, CNBC.com, ABC.com, ESPN.com, Microsoft Investor, StockBoss, Microsoft CarPoint, InfoBeat, Internet Travel Network and others have developed custom applications and products to commercialize, analyze and deliver specific information over the Internet. These systems are usually tailored to one application, such as providing news, sports or weather, but in the aggregate, they offer applications similar to those provided by Strategy.com. Any one of these companies could expand their offerings to more closely compete with Strategy.com.

  Wireless Communications and Wireless Access Protocol Enabled Products. Wireless communications providers, such as AT&T, Sprint, MCI WorldCom, Nextel Communications, British Telecom, Deutsche Telekom, PageNet, Nokia, Ericsson, Aether Systems, 3COM and Palm offer a variety of mobile phones and wireless devices over which Strategy.com delivers information. These companies may develop in-house information services or partner with other companies to deliver information that is competitive to that offered by Strategy.com.

  Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the e-business industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse affect on our business, operating results and financial condition.

  Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, it is possible that new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could harm our ability to obtain maintenance revenues for new and existing product licenses on favorable terms.

Our business is expanding, and our failure to manage this expansion effectively, as well as the strain on our resources, could have a material adverse effect on our business, operating results and financial condition

  We have been expanding rapidly and we expect to continue expanding our operations. Our total number of employees has grown from 59 on December 31, 1994 to 1,662 on December 31, 1999 and we expect the number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. For example, expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to expand our support organization to develop our indirect distribution channels in new and expanded markets and to accommodate growth in our installed customer base. Failure to manage our expansion effectively could have a material adverse effect on our business, operating results and financial condition.

  In addition, the development of our Strategy.com network could divert the time and attention of our senior management from our other business. Michael J. Saylor, our chairman, president and chief executive officer, currently is responsible for the strategic planning and direction of both our MicroStrategy software platform and Strategy.com network businesses. If Mr. Saylor does not effectively manage his time and attention between our businesses, it could materially adversely affect our business, operating results and financial condition.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

  Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our chairman, president and chief executive officer, and Sanju K. Bansal, our executive vice president and chief operating officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

Our inability to develop and release product enhancements and new products to respond to rapid technological change in a timely and cost-effective manner would have a material adverse effect on our business, operating results and financial condition

  The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. We believe that our future success depends largely on three factors:

  . our ability to continue to support a number of popular operating systems and databases;

  .  our ability to maintain and improve our current product line; and

  . our ability to rapidly develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

  Business intelligence applications are inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change, introductions of new competitive products or customer requirements, nor can we be sure that our new products and product enhancements will achieve market acceptance.

The emergence of new industry standards may adversely affect our ability to market our existing products

  The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our MicroStrategy applications. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows operating system. We cannot market our current business intelligence applications to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost effective basis, if at all.

The legal environment regarding collection and use of personal information is uncertain and new laws or government regulations could have a material adverse effect on our business, operating results and financial condition

  Although some existing laws govern the collection and use of personal information obtained through the Internet or other public data networks, it is unclear whether they apply to us and our products. Most of these laws were adopted before the widespread use and commercialization of the Internet and other public data networks. As a result, the laws do not address the unique issues presented by these media.

  Due to increasing use of the Internet and the dramatically increased access to personal information made possible by technologies like ours, the U.S. federal and various state and foreign governments have recently proposed limitations on the collection and use of personal information of users of the Internet and other public data networks.

  Although we attempt to obtain permission from users prior to collecting or processing their personal data, new laws or regulations governing personal privacy may change the ways in which we and our customers and affiliates may gather this personal information. There may be significant costs and delays involved with adapting our products to any change in regulations.

  Our business, and in particular our Strategy.com network, depends upon our receiving detailed personal information about subscribers in order to provide them with the services they select. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do, or if users opt out of making their personal preferences and information available to us and our affiliates, the utility of our products will decrease, which could have a material adverse effect on our business, operating results and financial condition. If personal information is misused by us, our customers or our network affiliates, our legal liability may be increased and our growth may be limited.

  The Federal Trade Commission has recently launched investigations of the data collection practices of various Internet companies. In addition, numerous individuals and privacy groups have filed lawsuits or administrative complaints against other companies asserting that they were harmed by the misuse of their personal information. If comparable legal proceedings were commenced against us, regardless of the merits of the claim, we could be required to spend significant amounts on legal defense and our senior management's time and attention could be diverted from our business. In addition, demand for our products could be reduced if companies are not permitted to use clickstream data derived from their web sites. This could materially and adversely affect our business, financial condition and results of operations.

  In addition, in Europe, the European Union Directive on Data Protection, a comprehensive administrative and regulatory program, currently limits the ability of companies to collect, store and exchange personal data with other entities. Because the U.S. may not currently provide a level of data protection sufficient to meet the guidelines under the European Union Directive, U.S. companies could be prohibited from obtaining personal data from or exchanging such data with companies in Europe.

Our business may suffer if either the Internet infrastructure or the wireless communication infrastructure is unable to effectively support the growth in demand placed upon it

  Our Strategy.com network and our other products depend increasingly upon the Internet infrastructure and wireless communications infrastructures to collect information and deliver information to customers. We cannot assure you that either of these infrastructures will continue to effectively support the capacity, speed and security demands placed upon them as they continue to experience increased numbers of users, frequency of use and increased requirements for data transmission by users. Even if the necessary infrastructure or technologies are developed, we may incur considerable costs to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure or attacks by hackers. These outages and delays could impact the web sites using our products or hosting our Strategy.com network and could materially affect our business, operating results and financial condition.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition would be materially adversely affected

  Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

  We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of March 1, 2000, holders of our Class B common stock owned or controlled 55,466,929 shares of Class B common stock, or 95.9% of the total voting power. Michael J. Saylor, our chairman, president and chief executive officer, controlled 43,549,324 shares of Class B common stock, or 75.3% of the total voting power, as of March 1, 2000. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

  Our certificate of incorporation allows holders of Class B common stock, almost all of whom are employees of our company or related parties, to transfer shares of Class B common stock, subject to the approval of a majority of the holders of outstanding Class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B common stock could, without seeking anyone else's approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of Class A common stock might otherwise receive a premium for their shares over the then-current market price.

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

  In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the years ended December 31, 1999, 1998, 1997 and 1996, channel partners accounted for, directly or indirectly, approximately 39.2%, 33.6%, 27.0% and 9.0% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, there can be no assurance that our efforts to continue to expand indirect sales in this manner will be successful. We cannot be sure that we will attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

We rely on our network affiliates to market our Strategy.com network to their customers and if we are unable to enter into arrangements with a sufficient number of affiliates, or if our affiliates are unable to interest their customers in our services, our business will suffer

  We rely on our network affiliates to market our Strategy.com network to their customers. We cannot be sure that we will attract affiliates who will market our services effectively. Our ability to achieve revenue growth in the future will depend in part on our success in recruiting and maintaining successful relationships with affiliates. If we are unable to recruit affiliates or maintain our relationships with them, our business, operating results and financial condition will suffer.

Third party providers of information and services for our Strategy.com network may fail to provide us such information and services or may also provide such information and services to our competitors

  We rely on third parties to provide information and services for our Strategy.com network. For example, we rely on Ameritrade to provide users of our Strategy.com network with stock quote information and expect to rely upon a third party to execute trades in securities when this capability is added to our network. If one or more of these providers were to stop working with us, we would have to rely on other parties to provide the information and services we need. We cannot predict whether other parties would be willing to do so on reasonable terms. Furthermore, we do not have long-term agreements with our providers of information and services and we cannot restrict them from providing similar information and services to our competitors. As a result, our competitors may be able to duplicate some of the information and services that we provide and may, therefore, find it easier to enter the market for personal intelligence and compete with us.

We rely upon our network affiliates to deliver services we offer through our Strategy.com network and if they have difficulty in doing so, we could be exposed to liability and our reputation could suffer

  We depend upon our affiliates to deliver services to subscribers of our Strategy.com network. If our affiliates fail to deliver reliable services, we could face liability claims from our subscribers and our reputation could be damaged. In addition, we will be dependent on the performance of the systems deployed and maintained by these parties, whom we will not control. We expect to include contractual provisions limiting our liability to the subscriber for failures and delays, but we cannot be sure that these limits will be enforceable or will be sufficient to shield us from liability. We will seek to obtain liability insurance to cover problems of this sort, but we cannot guarantee that insurance will be available or that the amounts of our coverage will be sufficient to cover all potential claims.

Our network affiliates will rely on us to maintain the infrastructure of the Strategy.com network and any problems with that infrastructure could expose us to liability from our affiliates and their customers

  Our network affiliates depend on us to maintain the software and hardware infrastructure of our Strategy.com network. If this infrastructure fails or our affiliates or their customers otherwise experience difficulties or delays in accessing the network, we could face liability claims from them. We expect to include contractual provisions limiting our liability to our affiliates for system failures and delays, but we cannot be sure that these limits will be enforceable or will be sufficient to shield us from liability. We will seek to obtain liability insurance to cover problems of this sort, but we cannot guarantee that insurance will be available or that the amounts of our coverage will be sufficient to cover all potential claims.

We are vulnerable to system failures which could cause interruptions or disruptions in our service

  The hardware infrastructure on which the Strategy.com system operates is located at the Exodus Communications data center in Northern Virginia. We cannot assure you that we will be able to manage this relationship successfully to mitigate any risks associated with having our hardware infrastructure maintained by Exodus. Unexpected events such as natural disasters, power losses and vandalism could damage our systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of damage. We do not currently have a formal disaster recovery plan. Periodically, we experience unscheduled system downtime that results in our web site being inaccessible to subscribers. Although we have not suffered material losses during these downtimes to date, if these problems persist in the future, users, network affiliates and advertisers could lose confidence in our services.

System capacity constraints may diminish our ability to generate revenues from Strategy.com

  A substantial increase in the use of the products and services offered by Strategy.com could strain the capacity of our systems, which could lead to slower response time or system failures. System failures or slowdowns could adversely affect the speed and responsiveness of our Strategy.com network. These would diminish the experience for our subscribers and affect our reputation. The ability of our systems to manage a significantly increased volume of transactions in a production environment is unknown. As a result, we face risks related to our ability to scale up to our expected transaction levels while maintaining satisfactory performance. If our transaction volume increases significantly, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds. The availability of these products and related services may be limited or their cost may be significant.

We have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights

  We regard our software products as proprietary and we rely on a combination of federal and international copyright, state and federal trademark and service mark and state and common law trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents, no registered trademarks, other than MicroStrategy(R), DSS Agent(R) and QuickStrike(R). Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Our products may be susceptible to claims by other companies that our products infringe upon their proprietary rights, which could adversely affect our business, operating results and financial condition

  As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. Regardless of their merit, any such claims could be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to license the infringed or similar technology could have a material adverse affect on our business, operating results and financial condition.

Expanding our international operations will be difficult and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

  International sales accounted for 24.0%, 26.1%, 27.1% and 11.1% of our total revenues for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth.

  There are certain risks inherent in our international business activities including:

  .   changes in foreign currency exchange rates;

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

  .   weaker intellectual property protection in other countries; and

  .   the burden of complying with a wide variety of foreign laws.

  These factors may have a material adverse effect on our future international sales and, consequently, our business, operating results and financial condition.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

  Software products as complex as ours may contain errors or defects, especially when first or subsequent versions are released. Although we test our products extensively, we have in the past discovered software errors in new products after their introduction. We cannot be certain that, despite testing by us and by our current and potential customers, errors will not be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

  Our license agreements with customers typically contain provisions designed to limit our exposure to product liability claims. It is possible, however, that these provisions may not be effective under the laws of certain domestic or international jurisdictions. Although there have been no product liability claims against us to date, our license and support of products may involve the risk of these claims. A successful product liability claim against us could have a material adverse effect on our business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 1999, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

  We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 1999, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Our consolidated financial statements, together with the related notes and the report of independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors and executive officers required by this Item 10 is incorporated herein by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders expected to be held in May, which is anticipated to be filed with the SEC within 120 days after the close of our fiscal year. Information relating to certain filings on Forms 3, 4, and 5 is contained in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement. The sections entitled "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the 2000 Proxy Statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated herein by reference to our 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated herein by reference to our 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1.  Consolidated Financial Statements

                                                                                           Page
                                                                                           ----
Report of Independent Accountants........................................................    47
Consolidated Financial Statements:
   Balance Sheets........................................................................    48
   Statements of Operations..............................................................    49
   Statements of Stockholders' Equity (deficit)..........................................    50
   Statements of Cash Flows..............................................................    52
Notes to Consolidated Financial Statements...............................................    53

2.  Consolidated Financial Statement Schedule

                                                                                           Page
                                                                                           ----
Schedule II - Valuation and Qualifying Accounts..........................................    72

3.  Exhibits

     Exhibit
     Number                         Description

       3.1 Certificate of Incorporation of the registrant, as amended. (Filed as Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

       3.2 Bylaws of the registrant. (Filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

       4.1 Form of Certificate of Class A Common Stock of the registrant. (Filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

      10.1    1996 Stock Plan (as amended) of the registrant. (Filed as Exhibit
              10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein.)

      10.2 1997 Stock Option Plan for French Employees of the registrant. (Filed as Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

      10.3    1997 Director Option Plan (as amended) of the registrant.

      10.4    1998 Employee Stock Purchase Plan of the registrant. (Filed as
              Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein.)

      10.5 Credit Agreement, dated March 26, 1999, between NationsBank, N.A. and the registrant. (Filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

      10.6 Modification to Credit Agreement, dated July 12, 1999, between NationsBank, N.A. and the registrant. (Filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

      10.7 1999 Stock Option Plan of the registrant. (Filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

      10.8 Master Lease Agreement No. VAC180, dated November 1, 1999, between MLC Group, Inc. and the registrant.

      10.9 Letter Agreement, dated December 1, 1999, between ePlus, Inc. (f/k/a MLC Group, Inc.) and the registrant.

      10.10* Software Development and OEM Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

      10.11 Software License Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

      10.12 Value-Added Reseller Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

      10.13 Payment and Registration Rights Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

      10.14* DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation.

      10.15 Memorandum of Understanding Purchase between, the registrant and NCR Corporation.

      10.16 Memorandum of Understanding Joint Marketing, between the registrant and NCR Corporation.

      10.17 Asset Purchase Agreement, dated December 23, 1999, between the registrant and NCR Corporation.

      10.18 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant.

      21.1    Subsidiaries of the registrant.

      23.1    Consent of PricewaterhouseCoopers LLP.

      27.1    Financial Data Schedule.

_________________

* Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed in the last quarter of the period covered by this Annual Report on Form 10-K.

  (c) Exhibits

  We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

  (d) Financial Statement Schedule

  The following financial statement schedule is filed herewith:

  Schedule II - Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
MicroStrategy Incorporated


  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 44 and 45 present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 1999, 1998 and 1997.


PricewaterhouseCoopers LLP                      /s/ PricewaterhouseCoopers LLP

McLean, Virginia
April 12, 2000

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                              December 31,
                                                                                              ------------
                                                                                          1999          1998
                                                                                          ----          ----
                                                                                       (Restated)     (Restated)
                                                                                       See Note 3     See Note 3
Assets
 Current assets:
  Cash and cash equivalents......................................................       $ 25,941        $27,491
  Short-term investments.........................................................         42,418             --
  Accounts receivable, net.......................................................         37,586         25,377
  Prepaid expenses and other current assets......................................         15,461          5,245
  Deferred tax assets, net.......................................................             --          1,928
                                                                                        --------        -------
   Total current assets..........................................................        121,406         60,041
                                                                                        --------        -------
 Property and equipment, net.....................................................         30,594         13,773
 Goodwill and other intangible assets, net of accumulated amortization
  of $503 and $81, respectively..................................................         47,154            987
 Deposits and other assets.......................................................          2,439          1,770
 Deferred tax assets, net........................................................          1,775             --
                                                                                        --------        -------
   Total assets..................................................................       $203,368        $76,571
                                                                                        ========        =======
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable and accrued expenses..........................................       $ 13,582        $11,464
  Accrued compensation and employee benefits.....................................         14,912          7,356
  Deferred revenue and advance payments..........................................         38,028         12,302
  Deferred tax liabilities, net..................................................          1,775             --
  Dividend notes payable.........................................................             --          5,000
                                                                                        --------        -------
   Total current liabilities.....................................................         68,297         36,122
 Deferred revenue and advance payments...........................................         33,255            746
 Deferred tax liabilities, net...................................................             --          1,928
                                                                                        --------        -------
   Total liabilities.............................................................        101,552         38,796
                                                                                        --------        -------
Commitments and contingencies (Notes 12 and 13)
 Stockholders' equity:
  Preferred stock, par value $0.001 per share, 5,000 shares authorized;
   no shares issued or outstanding...............................................             --             --
  Class A common stock, par value $0.001 per share, 100,000 shares
   authorized; 22,384 and 10,104 shares issued and outstanding, respectively.....             22             11
  Class B common stock, par value $0.001 per share, 100,000 shares
   authorized; 55,867 and 61,266 shares issued and outstanding, respectively.....             56             61
  Additional paid-in capital.....................................................        138,943         42,183
  Deferred compensation..........................................................           (895)        (1,164)
  Accumulated other comprehensive income.........................................          1,643            894
  Accumulated deficit............................................................        (37,953)        (4,210)
                                                                                        --------        -------
   Total stockholders' equity....................................................        101,816         37,775
                                                                                        --------        -------
   Total liabilities and stockholders' equity....................................       $203,368        $76,571
                                                                                        ========        =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                       1999             1998             1997
                                                                       ----             ----             ----
                                                                    (Restated)       (Restated)       (Restated)
                                                                    See Note 3       See Note 3       See Note 3
Revenues:
 Product licenses...............................................     $ 85,797          $61,635          $35,478
 Product support and other services.............................       65,461           33,854           17,073
                                                                     --------          -------          -------
  Total revenues................................................      151,258           95,489           52,551
                                                                     --------          -------          -------
Cost of revenues:
 Product licenses...............................................        2,597            2,246            1,641
 Product support and other services.............................       34,436           17,535            9,475
                                                                     --------          -------          -------
  Total cost of revenues........................................       37,033           19,781           11,116
                                                                     --------          -------          -------
Gross profit....................................................      114,225           75,708           41,435
Operating expenses:
 Sales and marketing............................................       93,512           53,408           30,468
 Research and development.......................................       27,998           12,106            5,049
 General and administrative.....................................       24,448           12,743            6,552
 In-process research and development............................        2,800               --               --
                                                                     --------          -------          -------
  Total operating expenses......................................      148,758           78,257           42,069
                                                                     --------          -------          -------
Loss from operations............................................      (34,533)          (2,549)            (634)
Interest income.................................................        2,174            1,028               94
Interest expense................................................         (144)            (720)            (333)
Other income (expense), net.....................................            6              (14)             (12)
                                                                     --------          -------          -------
Loss before income taxes........................................      (32,497)          (2,255)            (885)
Provision for income taxes......................................        1,246               --               --
                                                                     --------          -------          -------
Net loss........................................................     $(33,743)         $(2,255)         $  (885)
                                                                     ========          =======          =======

Basic and diluted net loss per share............................       $(0.44)          $(0.03)          $(0.02)
                                                                     ========          =======          =======
Weighted average shares used in computing basic and diluted
   net loss per share...........................................       77,028           66,986           58,988
                                                                     ========          =======          =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                       Common Stock            Class A Common Stock        Class B Common Stock
                                                       ------------            --------------------        --------------------
                                                  Shares          Amount       Shares        Amount       Shares          Amount
                                                  ------          ------       ------        ------       ------          ------
Balance at December 31, 1996..................    62,886          $    63          --             --           --             --
                                                 -------          -------      ------        -------      -------         ------
Net loss......................................        --               --          --             --           --             --
Foreign currency translation
 adjustment...................................        --               --          --             --           --             --
Comprehensive loss............................        --               --          --             --           --             --
Proceeds from payments on notes
 receivable...................................        --               --          --             --           --             --
Retirement of treasury stock..................    (3,898)              (4)         --             --           --             --
                                                 -------          -------      ------        -------      -------         ------
Balance at December 31, 1997..................    58,988          $    59          --             --           --             --
                                                 -------          -------      ------        -------      -------         ------
Net loss......................................        --               --          --             --           --             --
Foreign currency translation
 adjustment...................................        --               --          --             --           --             --
Comprehensive loss............................        --               --          --             --           --             --
Issuance of common stock in exchange
 for minority interest of Company's
 foreign subsidiaries.........................     2,803                3          --             --           --             --
Issuance of stock options below fair
 value........................................        --               --          --             --           --             --
Declaration of dividend.......................        --               --          --             --           --             --
Conversion of common stock to
 Class B common stock.........................   (61,791)             (62)         --             --       61,791             62
S-Corporation to C-Corporation
 conversion...................................        --               --          --             --           --             --
Issuance of Class A common stock in
 connection with initial public
 offering, net of offering costs..............        --               --       8,880              9           --             --
Issuance of Class A common
 stock under stock option plan................        --               --         699              1           --             --
Conversion of Class B to Class
 A common stock...............................        --               --         525              1         (525)            (1)
Issuance of Class A common stock warrants.....        --               --          --             --           --             --
Amortization of deferred stock
 compensation.................................        --               --          --             --           --             --
                                                 -------          -------      ------        -------      -------         ------
Balance at December 31, 1998..................        --               --      10,104        $    11       61,266         $   61
                                                 -------          -------      ------        -------      -------         ------
Net loss......................................        --               --          --             --           --             --
Unrealized gain on short-term
 investments, net of applicable taxes.........        --               --          --             --           --             --
Foreign currency translation
 adjustment...................................        --               --          --             --           --             --
Comprehensive loss............................        --               --          --             --           --             --
Issuance of Class A common stock
 in connection with offering,  net of
 offering costs...............................        --               --       3,170              3           --             --
Conversion of Class B to Class A
 common stock.................................        --               --       5,399              5       (5,399)            (5)
Issuance of Class A common stock
 under stock option and purchase
 plans........................................        --               --       3,145              3           --             --
Issuance of Class A common stock
 related to purchase of NCR's
 Teracube assets..............................        --               --         566             --           --             --
Issuance of Class A common stock warrants.....        --               --          --             --           --             --
Amortization of deferred stock
 compensation.................................        --               --          --             --           --             --
                                                 -------          -------      ------        -------      -------         ------
Balance at December 31, 1999..................        --          $    --      22,384        $    22       55,867         $   56
                                                 =======          =======      ======        =======      =======         ======
                                                    Additional
                                                 Paid-in Capital
                                                 ---------------
Balance at December 31, 1996...................     $    181
                                                    --------
Net loss.......................................           --
Foreign currency translation
 adjustment....................................           --
Comprehensive loss.............................           --
Proceeds from payments on notes
 receivable....................................           --
Retirement of treasury stock...................         (191)
                                                    --------
Balance at December 31, 1997...................     $   (10)
                                                    --------
Net loss.......................................           --
Foreign currency translation
 adjustment....................................           --
Comprehensive loss.............................           --
Issuance of common stock in exchange
 for minority interest of Company's
 foreign subsidiaries..........................        1,065
Issuance of stock options below fair
 value.........................................        1,350
Declaration of dividend........................      (10,000)
Conversion of common stock to
 Class B common stock..........................           --
S-Corporation to C-Corporation
 conversion....................................          315
Issuance of Class A common stock in
 connection with initial public
 offering, net of offering costs...............       48,180
Issuance of Class A common
 stock under stock option plan.................          349
Conversion of Class B to Class
 A common stock................................           --
Issuance of Class A common stock warrants......          934
Amortization of deferred stock
 compensation..................................           --
                                                    --------
Balance at December 31, 1998...................     $ 42,183
                                                    --------
Net loss.......................................           --
Unrealized gain on short-term
 investments, net of applicable taxes..........           --

Foreign currency translation
 adjustment....................................           --
Comprehensive loss.............................           --
Issuance of Class A common stock
 in connection with offering,  net of
 offering costs................................       40,046
Conversion of Class B to Class A
 common stock..................................           --
Issuance of Class A common stock
 under stock option and purchase
 plans.........................................        7,018
Issuance of Class A common stock
 related to purchase of NCR's
 Teracube assets...............................       49,557
Issuance of Class A common stock warrants......          139
Amortization of deferred stock
 compensation..................................           --
                                                    --------
Balance at December 31, 1999...................     $138,943
                                                    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                       Accumulated Other
                                                       -----------------
                                                  Comprehensive Income (Loss)
                                                  ---------------------------
                                                  Unrealized        Foreign                                       Notes
                                                  ----------        -------                                       -----
                                                    Gain on         Currency        Accumu-       Deferred      Receivable
                                                    -------         --------        -------       --------      ----------
                                                   Short-term      Translation       lated          Comp-      from Stock-
                                                   ----------      -----------       -----          -----      ------------
                                                  Investments      Adjustment       Deficit       ensation       holders
                                                  -----------      ----------       -------       --------       -------
Balance at December 31, 1996................               --              --       $   (755)            --     $     (87)
                                                  -----------      ----------       --------      ---------     ---------
Net loss....................................               --              --           (885)            --            --
Foreign currency translation adjustment.....               --             158             --             --            --
Comprehensive loss..........................               --              --             --             --            --
Proceeds from payments on notes
 receivable.................................               --              --             --             --            87
Retirement of treasury stock................               --              --             --             --            --
                                                  -----------      ----------       --------      ---------     ---------
Balance at December 31, 1997................               --             158         (1,640)            --            --
                                                  -----------      ----------       --------      ---------     ---------
Net loss....................................               --              --         (2,255)            --            --
Foreign currency translation adjustment.....               --             736             --             --            --
Comprehensive loss..........................               --              --             --             --            --
Issuance of common stock in exchange
 for minority interest of Company's
 foreign subsidiaries.......................               --              --             --             --            --
Issuance of stock options below fair
 value......................................               --              --             --         (1,350)           --
Declaration of dividend.....................               --              --             --             --            --
Conversion of common stock to
 Class B common stock.......................               --              --             --             --            --
S-Corporation to C-Corporation
 conversion.................................               --              --           (315)            --            --
Issuance of Class A common stock in
 connection with initial public
 offering, net of offering costs............               --              --             --             --            --
Issuance of Class A common
 Stock under stock option plan..............               --              --             --             --            --
Conversion of Class B to Class
 A common stock.............................               --              --             --             --            --
Issuance of warrants........................               --              --             --             --            --
Amortization of deferred stock
 compensation...............................               --              --             --            186            --
                                                  -----------      ----------       --------      ---------     ---------
Balance at December 31, 1998................               --             894         (4,210)        (1,164)           --
                                                  -----------      ----------       --------      ---------     ---------
Net loss....................................               --              --        (33,743)            --            --
Unrealized gain on short-term investments,
 net of applicable taxes....................            1,367              --             --             --            --
Foreign currency translation
 adjustment.................................               --            (618)            --             --            --
Comprehensive loss..........................               --              --             --             --            --
Issuance of Class A common stock in
 connection with offering, net of offering
 costs......................................               --              --             --             --            --
Conversion of Class B to Class A
 common stock...............................               --              --             --             --            --
Issuance of Class A common stock under
 stock option and purchase plans............               --              --             --             --            --
Issuance of Class A common stock related
 to purchase of NCR's Teracube assets.......               --              --             --             --            --
Issuance of warrants........................               --              --             --             --            --
Amortization of deferred stock
 compensation...............................               --              --             --            269            --
                                                  -----------      ----------       --------      ---------     ---------
Balance at December 31, 1999................      $     1,367      $      276       $(37,953)     $    (895)           --
                                                  ===========      ==========       ========      =========     =========
                                                   Treasury Stock
                                                   --------------
                                                 Shares        Amount      Total
                                                 ------        ------      -----
Balance at December 31, 1996................       3,898      $   (195)   $   (793)
                                                --------      --------    --------
Net loss....................................          --            --        (885)
Foreign currency translation adjustment.....          --            --         158
                                                                          --------
Comprehensive loss..........................          --            --        (727)
Proceeds from payments on notes
 receivable.................................          --            --          87
Retirement of treasury stock................      (3,898)          195          --
                                                --------      --------    --------
Balance at December 31, 1997................          --            --      (1,433)
                                                --------      --------    --------
Net loss....................................          --            --      (2,255)
Foreign currency translation adjustment.....          --            --         736
                                                                          --------
Comprehensive loss..........................          --            --      (1,519)
Issuance of common stock in exchange
 for minority interest of Company's
 foreign subsidiaries.......................          --            --       1,068
Issuance of stock options below fair
 value......................................          --            --          --
Declaration of dividend.....................          --            --     (10,000)
Conversion of common stock to
 Class B common stock.......................          --            --          --
S-Corporation to C-Corporation
 conversion.................................          --            --          --
Issuance of Class A common stock in
 connection with initial public
 offering, net of offering costs............          --            --      48,189
Issuance of Class A common
 Stock under stock option plan..............          --            --         350
Conversion of Class B to Class
 A common stock.............................          --            --          --
Issuance of warrants........................          --            --         934
Amortization of deferred stock
 compensation...............................          --            --         186
                                                --------      --------    --------
Balance at December 31, 1998................          --            --      37,775
                                                --------      --------    --------
Net loss....................................          --            --     (33,743)
Unrealized gain on short-term investments,
 net of applicable taxes....................          --            --       1,367
Foreign currency translation
 adjustment.................................          --            --        (618)
                                                                          --------
Comprehensive loss..........................          --            --     (32,994)
Issuance of Class A common stock in
 connection with offering, net of offering
 costs......................................          --            --      40,049
Conversion of Class B to Class A
 common stock...............................          --            --          --
Issuance of Class A common stock under
 stock option and purchase plans............          --            --       7,021
Issuance of Class A common stock related
 to purchase of NCR's Teracube assets.......          --            --      49,557
Issuance of warrants........................          --            --         139
Amortization of deferred stock
 compensation...............................          --            --         269
                                                --------      --------    --------
Balance at December 31, 1999................          --            --    $101,816
                                                ========      ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Years ended December 31,
                                                                                           ------------------------
                                                                                        1999         1998         1997
                                                                                        ----         ----         ----
                                                                                     (Restated)   (Restated)   (Restated)
                                                                                     See Note 3   See Note 3   See Note 3
Operating activities:
 Net loss..........................................................................    $(33,743)    $ (2,255)     $  (885)
Adjustments to reconcile net loss to net cash from operating activities:
 Depreciation and amortization.....................................................       7,839        3,250        1,243
 Provision for doubtful accounts...................................................       1,877          815          312
 Acquired in-process research and development......................................       2,800           --           --
 Deferred income taxes.............................................................          --           --           --
 Amortization of deferred compensation.............................................         269          186           --
 Issuance of warrants to a customer................................................          --          934           --
Changes in operating assets and liabilities:
 Accounts receivable...............................................................     (14,598)     (10,835)      (7,271)
 Prepaid expenses and other current assets.........................................     (10,318)      (3,758)      (1,051)
 Deposits and other assets.........................................................      (1,054)        (188)         102
 Accounts payable and accrued expenses, compensation and benefits..................      10,297        5,508        8,951
 Deferred revenue..................................................................      36,720        3,795        3,554
                                                                                       --------     --------      -------
   Net cash provided by (used in) operating activities.............................          89       (2,548)       4,955
                                                                                       --------     --------      -------
Investing activities:
 Purchases of property and equipment...............................................     (23,733)      (9,295)      (5,954)
 Purchases of short-term investments...............................................     (24,491)          --           --
 Maturities of short-term investments..............................................       5,000           --           --
 Increase in capitalized software..................................................          --           --       (1,928)
                                                                                       --------     --------      -------
   Net cash used in investing activities...........................................     (43,224)      (9,295)      (7,882)
                                                                                       --------     --------      -------
Financing activities:
 Proceeds from sale of Class A common stock and exercise of stock options,
  net of offering costs............................................................      47,197       48,539           --
 Borrowings on short-term line of credit, net......................................          --           --        1,750
 Repayments on short-term line of credit, net......................................          --       (4,508)          --
 Payments of dividend notes payable................................................      (5,000)      (5,000)          --
 Proceeds from issuance of notes payable...........................................          --          862        3,264
 Principal payments on notes payable...............................................          --       (4,190)        (521)
 Proceeds from payments on stockholders' notes receivable..........................          --           --           87
                                                                                       --------     --------      -------
   Net cash provided by financing activities.......................................      42,197       35,703        4,580
                                                                                       --------     --------      -------
   Effect of foreign exchange rate changes on cash.................................        (612)         125          167
                                                                                       --------     --------      -------
Net (decrease) increase in cash and cash equivalents...............................      (1,550)      23,985        1,820
Cash and cash equivalents, beginning of year.......................................      27,491        3,506        1,686
                                                                                       --------     --------      -------
Cash and cash equivalents, end of year.............................................    $ 25,941     $ 27,491      $ 3,506
                                                                                       ========     ========      =======
Supplemental disclosure of noncash investing and financing activities:
 Retirement of treasury stock......................................................    $     --     $     --      $   195
                                                                                       ========     ========      =======
 Issuance of common stock in exchange for minority interest of Company's
  foreign subsidiaries.............................................................    $     --     $  1,065      $    --
                                                                                       ========     ========      =======
 Issuance of Class A common stock related to purchase of Teracube assets...........    $ 49,557     $     --      $    --
                                                                                       ========     ========      =======
 Stock received in exchange for product and services...............................    $ 21,546     $     --      $    --
                                                                                       ========     ========      =======
 Issuance of Class A common stock warrants.........................................    $    139     $    934      $    --
                                                                                       ========     ========      =======
 Unrealized gain on short-term investment, net of tax..............................    $  1,367     $     --      $    --
                                                                                       ========     ========      =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest............................................    $     87     $    714      $   290
                                                                                       ========     ========      =======
 Cash paid during the year for income taxes........................................    $  2,113     $  2,996      $    --
                                                                                       ========     ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

     MicroStrategy provides intelligent e-business software and related services that enable the transaction of one-to-one electronic business through web, wireless and voice communication channels. MicroStrategy's product line enables both proactive and interactive delivery of information from large-scale databases and provides Internet businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners. In July 1999, MicroStrategy launched a personal intelligence network called Strategy.com, which leverages MicroStrategy's software platform to deliver personalized, requested information to consumers. Strategy.com has recognized no revenues through December 31, 1999.

(2)  Summary of Significant Accounting Policies

(a) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

     The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Reclassification

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

(d) Cash and Cash Equivalents

     Cash equivalents include money market instruments and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(e) Short-term Investments

     Short-term investments are comprised of readily marketable equity securities and debt securities with original maturities of more than three months when purchased. Where the original maturity of marketable debt securities is more than one year, the marketable debt securities are classified as short-term investments if the Company's intention is to convert them to cash within one year. Marketable debt securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Marketable equity securities are classified as either trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. All other marketable securities not included in trading and held-to-maturity are classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's marketable securities are available-for-sale as of December 31, 1999.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Available-for-sale marketable securities are reported at fair value, adjusted for other-than-temporary declines in value, of which there have been none. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale marketable securities are reported in accumulated other comprehensive income in stockholders' equity until realized. Interest income is recognized when earned. Realized gains and losses for marketable securities are determined using the specific identification method for determining the cost of the securities sold.

(f) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and software and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

     Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

(g) Goodwill and Other Intangible Assets

     Goodwill and other intangible assets were acquired in connection with the purchase of NCR's Teracube assets and related intangible assets and the purchase of the minority interest in the Company's foreign subsidiaries. Other intangible assets consist of trade name, customer list, and assembled work force. Goodwill and other intangible assets are amortized on the straight-line basis over their weighted average useful lives of approximately 3 years.

(h) Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value of the discounted cash flow basis. There have been no impairment provisions.

(i) Software Development Costs

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of two to three years using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs, net of accumulated amortization, are $647,000 and $1.2 million at December 31, 1999 and 1998, respectively, and are included in deposits and other

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


assets on the balance sheet. Amortization expense related to software development costs was $600,000, $584,000 and $98,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in cost of revenues. During 1999 and 1998, no costs were capitalized as the establishment of technological feasibility and general release of such software had substantially coincided.

(j) Deferred Revenue and Advance Payments

     Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include development and other customized services, which may also include subsequent hosting services, or other arrangements with future deliverables. Certain of these services significantly alter features or functionality of the software. Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for software development, consulting, education and maintenance. Deferred revenue has been classified as either deferred product revenue or deferred product support and other services revenue based on the estimated fair value of the multiple elements of the arrangement. Non-current deferred revenue and advance payments are expected to be recognized into revenue in one to three years. The Company discloses billable and unpaid amounts in deferred revenue as an offset to accounts receivable.

(k) Revenue Recognition

     Product license revenue is derived from sales of software licenses. Product support and other services revenue consists of revenue derived from software production and/or modification, maintenance services, customer and partner education and consulting and other services. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which is the authoritative guidance for recognizing revenue on software transactions and, in the case of software arrangements which require significant production, modification, or customization of software, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

     SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998.

     SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

     The Company's revenue recognition policy is as follows:

     Product license revenue: The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software and determination that collection of a fixed or determinable license fee is

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


considered probable. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using the Company's objective evidence of the fair value of the multiple elements represented by the Company's customary pricing for each element in separate transactions. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain exceptions set forth in SOP 97-2. When the software license arrangement requires the Company to provide consulting services for significant production, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of SOP 81-1. The Company recognizes revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. If the software license arrangement obligates the Company to the delivery of unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

     Product support and other services: Maintenance includes technical support and software updates and upgrades to customers. Maintenance service revenue is recognized ratably over the term, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed. Revenue from arrangements where the Company provides hosting services is recognized over the hosting period. Any fees paid or costs incurred prior to the hosting period, such as license fees, consulting, customization or development services, is deferred and also recognized ratably over the subsequent hosting period, which is generally two years.

     Amounts collected prior to satisfying the above revenue recognition criteria are reflected in deferred revenue and advance payments. The Company discloses billable and unpaid amounts in deferred revenue as an offset to accounts receivable.

     Cost of product license revenue consists of the costs to distribute the product, including the costs of the media on which it is delivered and royalty payments to third party vendors, as well as amortization of software development costs. Cost of product support and other services revenue consists primarily of consulting and support personnel salaries and related costs. Research and development costs are excluded from the cost of revenue.

     The Company occasionally enters into barter arrangements involving the exchange of both products and services. Such transactions are recorded at the estimated fair value of the products or services received or given where significant objective evidence of this value exists. In the absence of sufficient objective evidence of fair value, the acquired assets are recorded at the book value of the surrendered assets.

     For additional information regarding the Company's revenue recognition policies in the years ended December 31, 1999, 1998 and 1997, see the discussion in Note 3, below.

(l) Advertising Costs

     Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.6 million, $134,000 and $93,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, as of December 31, 1999, prepaid advertising costs were $3.5 million, of which a substantial portion will be expensed in the first quarter of 2000.

(m) Year 2000 Costs

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's year 2000 activities are substantially complete. The Company expenses costs for Year 2000 issues as incurred.

(n) Income Taxes

     Prior to the initial public offering, the Company had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, the taxable income or loss was reported by the stockholders and, accordingly, no federal or state income taxes have been provided for in the financial statements prior to the Initial Public Offering.

     In connection with the initial public offering, the Company converted to a Subchapter C corporation and, accordingly, is no longer treated as a Subchapter S corporation for tax purposes. The Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

(o) Basic and Diluted Net Loss Per Share

     The Company previously adopted SFAS No. 128, "Earning per Share." SFAS 128 specifies the calculation and presentation of basic and diluted net loss per share. Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are included in the diluted net loss per share calculation when dilutive. Common share equivalents consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options and warrants have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Refer to Note 14 below for stock options and warrants excluded in each year.

(p) Foreign Currency Translation

     The functional currency of the Company's international operations, which are predominately in Europe, is the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders' equity. Gains and losses resulting from foreign currency transactions are immaterial for all periods presented.

(q) Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. For the years ended December 31, 1999 and 1998, no one customer accounted for 10% or more of net accounts receivable.

(r) Fair Value of Financial Instruments

     The Company's financial instruments, which consist of cash, cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair value.

(s) Stock-based Compensation

     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to adopt only the disclosure provisions of SFAS No. 123.

(t) Comprehensive Income (Loss)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires the Company to report the total changes in stockholders' equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. Other comprehensive income (loss) recorded by the Company is solely comprised of accumulated currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.

(u) Recent Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have near term plans to enter into contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial statements.

(3) Restatement of Financial Statements

     Subsequent to the filing of a registration statement on Form S-3 with the SEC which included the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997 the Company

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision.

     These revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. For example, when fees are received in a transaction in which the Company is licensing software and also performing significant development, customization or consulting services, the fees should be recognized using the percentage of completion method and, therefore, product license and product support and other services revenue are recognized as work progresses. Revenue from arrangements where the Company provides hosting services is generally recognized over the hosting term, which is generally two to three years. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. These revisions also resulted in a substantial increase in the amount of deferred revenue reflected on the Company's balance sheet at the end of 1999 and 1998. Additionally, these revisions include the effects of changes in the reporting periods when revenue from certain contracts are recognized. In the course of reviewing its revenue recognition on various transactions, the Company became aware that, in certain instances, the Company had recorded revenue on certain contracts in one reporting period where customer signature and delivery had been completed, but where the contract may not have been fully executed by the Company in that reporting period. The Company subsequently reviewed license agreements executed near the end of the years 1999, 1998 and 1997 and determined that revisions were necessary to ensure that all agreements for which the Company was recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized. The total effect of all revisions to revenue was to reduce revenues by $54.0 million, $10.9 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company also made certain revisions to our balance sheet as of December 31, 1999. These revisions include a reclassification of approximately $21.5 million from accounts receivable to short-term investments relating to the value of proceeds from a software transaction that was received in the form of a right to receive shares of the customer's common stock. We also recorded an increase to goodwill of approximately $31.4 million, net of the increase in amortization, relating to the purchase of the intellectual property and other tangible and intangible assets, including the assembled workforce relating to NCR's Teracube project in exchange for 566,372 shares of our Class A common stock. We made this revision as a result of a re-measurement of the purchase price of the Teracube assets to reflect the value of our Class A common stock on the transaction's closing date. In addition, we reduced fixed assets by approximately $8.8 million, net of the decrease in depreciation, in order to record software received for resale and software acquired for internal use in barter transactions at the book value of our assets surrendered in the exchange. Approximately $5.0 million of the reduction in fixed assets is a reduction in revenue, as restated. Of this amount, no revenue will be recorded unless this software is resold.

     Accordingly, such financial statements have been restated as follows:

                                                   1999                           1998                         1997
                                           ----------------------         ----------------------      -----------------------
                                              As                             As                          As
                                              --                             --                          --
                                           Reported      Restated         Reported      Restated      Reported       Restated
                                           --------      --------         --------      --------      --------       --------
Statements of Operations Data
Revenues:
 Product licenses.......................   $143,193      $ 85,797          $72,721       $61,635        $36,601       $35,478
 Product support and other services.....     62,136        65,461           33,709        33,854         16,956        17,073
Income (loss) from operations...........     18,319       (34,533)           9,326        (2,549)           372          (634)
Provision for income taxes..............      7,735         1,246            3,442            --             --            --
Net income (loss).......................     12,620       (33,743)           6,178        (2,255)           121          (885)
Net income (loss) per share:

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Basic..................................       0.16         (0.44)            0.09         (0.03)          0.00         (0.02)
 Diluted................................       0.15         (0.44)            0.08         (0.03)          0.00         (0.02)
Balance Sheet Data
Short-term investments..................     19,627        42,418               --            --             --            --
Accounts receivable, net................     61,149        37,586           33,054        25,377         16,085        15,121
Prepaid expenses and other current
 assets.................................     15,782        15,461            2,198         5,245          1,435         1,435
Property and equipment, net.............     39,400        30,594           13,773        13,773          6,891         6,891
Goodwill and other intangible assets,
 net....................................     15,760        47,154              987           987             --            --
Deposits and other assets...............      1,559         2,439            1,770         1,770          2,148         2,148
Deferred tax assets, net (current and
 non-current)...........................      3,337         1,775              716         1,928             --            --
Accounts payable and accrued expenses        14,388        13,582           11,904        11,464          9,636         9,636
Deferred revenue and advance                 16,782
 payments (current and non-current).....                   71,283           11,478        13,048          9,387         9,429
Deferred tax liabilities, net (current
 and non-current).......................         --         1,775              671         1,928             --            --
Additional paid-in capital..............    117,556       138,943           42,183        42,183             20            20
Deferred compensation...................     (1,641)         (895)          (2,098)       (1,164)            --            --
Accumulated other comprehensive
 income.................................        197         1,643              894           894            158           158
Retained earnings (deficit).............     17,849       (37,953)           5,229        (4,210)          (634)       (1,640)


(4)   Public Offerings

     On February 10, 1999, the Company sold to the public 3,170,000 shares of Class A common stock for approximately $40.1 million, net of offering costs. In addition, certain holders of Class B common stock converted 830,000 shares of Class B common stock to Class A common stock in connection with their sale of such shares in the public offering. Class B common stock shares are convertible to Class A common stock shares on a one-to-one basis at the election of the stockholder.

     On June 16, 1998, the Company issued 8,880,000 shares of Class A common stock in an initial public offering, raising $48.2 million, net of offering costs. In addition, certain stockholders of Class B common stock converted 320,000 shares of Class B common stock to Class A common stock in connection with their sale of such shares in the initial public offering.

     The holders of Class A common stock generally have rights identical to those of holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders.

(5)  Acquisitions

(a) Purchase of NCR's Teracube Assets

     In December 1999, the Company purchased the intellectual property and other tangible and intangible assets, including the assembled workforce relating to NCR's Teracube project in exchange for 566,372 shares of Class A common stock, valued at $49.6 million, based on the price of the Company's stock at the closing. The Company will develop the Teracube assets in concert with its existing proprietary technology to create a business intelligence platform for data warehouses using NCR's Teradata database. The Company's preliminary allocation of the $49.6 million purchase price was $2.8 million for in-process research and development and

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$46.8 million for tangible and intangible assets including core technology, computer equipment, assembled work force and agreements not to compete. The Company believes the weighted average estimated useful life of such assets, based upon the final allocation, will be less than 5 years and anticipates its final allocation of the purchase price will be completed during the first half of 2000.

     In estimating the fair value of the in-process research and development projects acquired, the Company considered, among other factors, the stage of development of the Teracube research and development projects at the time of the acquisition and projected estimated cash flows from those projects when completed and the percentage of the final products cash flows that is attributed to core technology of the Company and that was already developed by NCR. Associated risks include the inherent difficulties and uncertainties in completing Teracube and, thereby, achieving technological feasibility and risk related to the impact of potential changes in future technology.

     The Company intends to incur expenses of approximately $900,000 over the next year in order to complete the project. The project was approximately 85% complete at the time of the acquisition and approximately 30% of the final product's estimated cash in-flows are attributable to the acquired Teracube technology. The Company used a discount rate of 35% when estimating the net present value of the projected incremental cash flows. Remaining development efforts are focused on completing development of certain sub-products of Teracube that will maximize efficiencies in operation of the Company's business intelligence and e-business products and make it compliant with industry standards. Completion of these projects will be necessary before revenues are produced. The Company expects to begin to benefit from the purchased in-process research and development by the end of 2000. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects.

     During the year ended December 31, 1999, the Company recorded amortization expense of $341,000 relating to these intangible assets.

(b)  Purchase of Minority Interest in Foreign Subsidiaries and Related
Intangibles

     Effective January 1, 1998, the Company issued a total of 2,803,282 shares of Class B common stock to certain existing stockholders in exchange for their approximate 21% minority interest in certain of the Company's foreign subsidiaries. The transaction and the valuation of the percentage interests held by each of the minority interest stockholders for purposes of determining the number of shares of common stock to be issued to each of them were reviewed and approved by the disinterested members of the Board of Directors. The Company accounted for the transaction under the purchase method of accounting. The 2,269,324 shares issued to the majority stockholder of the Company in exchange for his shares in the foreign subsidiaries' minority interest (representing 17% interest of the foreign subsidiaries) was an exchange between entities under common control and was therefore accounted for at historical cost. The historical cost for the majority stockholder's investment in the minority interest was approximately $58,000. The shares issued to the other minority interest stockholder (representing 4% interest of the foreign subsidiaries) were recorded at fair value. Accordingly, the Company recorded $1.1 million for acquired intangible assets representing the excess of the fair market value of 533,958 of the shares issued in exchange for the non-controlling interests' shares in the foreign subsidiaries. The Company has allocated the purchase price amounts to the identifiable intangible assets, consisting primarily of distribution channels, trade name and customer lists and is amortizing those assets on a straight-line basis over weighted average useful lives of approximately 14 years.

     During the years ended December 31, 1999 and 1998, the Company recorded amortization expense of $81,000, in each year, relating to these intangible assets.

(6)  Short-term Investments

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The following available-for-sale securities are included in short-term investments as of December 31, 1999 (in thousands):

                                                                        Gross            Gross
                                                      Amortized       Unrealized      Unrealized
                                                         Cost           Gains           Losses         Fair Value
                                                    --------------  --------------  ---------------  --------------
Corporate notes...................................         $ 5,505          $   --           $  (50)        $ 5,455
U.S. agency notes.................................          14,000              --              (78)         13,922
Common shares interests in U.S. domiciled
 corporation......................................          21,546           1,495               --          23,041
                                                           -------         -------          -------         -------
                                                           $41,051          $1,495           $ (128)        $42,418
                                                           =======         =======          =======         =======

  The following is a summary of contractual maturities of the Company's investments in debt securities as of December 31, 1999 (in thousands):

                                                                      Amortized Cost         Fair Value
                                                                    -------------------  -------------------
 Within one year..................................................        $11,000               $10,960
 After one year, within five years................................          8,505                 8,417
                                                                          -------               -------
                                                                          $19,505               $19,377
                                                                          =======               =======

  There were no short-term investments as of December 31, 1998.

(7) Accounts Receivable

    Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

                                                                                1999                  1998
                                                                            ------------          -----------
 Billed and billable..............................................             $ 66,181               $35,057
 Less deferred revenue............................................              (25,266)               (8,095)
                                                                               --------               -------
                                                                                 40,915                26,962
 Less allowance for doubtful accounts.............................               (3,329)               (1,585)
                                                                               --------               -------
                                                                               $ 37,586               $25,377
                                                                               ========               =======

(8) Property and Equipment

    Property and equipment consist of the following, as of December 31, (in thousands):

                                                                                1999                  1998
                                                                              ---------             ---------
   Computer equipment and software................................             $ 28,451               $14,967
   Furniture and equipment........................................                9,595                 2,850
   Leasehold improvements.........................................                3,647                   697
                                                                               --------               -------
                                                                                 41,693                18,514
   Less:  accumulated depreciation and amortization...............              (11,099)               (4,741)
                                                                               --------               -------
                                                                               $ 30,594               $13,773
                                                                               ========               =======

  Depreciation and amortization expense related to property and equipment was $6.6 million, $2.6 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(9) Bank Borrowings

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 1999, the Company entered into a line of credit agreement with a commercial bank which provides for an unsecured revolving line of credit for general working capital purposes, up to $25.0 million, not to exceed 3.5 times earnings before interest, taxes, depreciation and amortization for the prior four quarters. The borrowings under the line of credit bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The line of credit agreement includes a 0.2% unused line of credit fee and expires on May 31, 2001. This line of credit agreement replaced the previous loan agreement, which provided for a $5.0 million revolving line of credit. In July 1998, the Company repaid all net borrowings under the previous loan agreement. As of December 31, 1999 and 1998, there were no outstanding amounts under the line of credit.

     The line of credit agreement requires that the Company comply with certain financial covenants. The Company is not in compliance with all of the covenants contained in the line of credit agreement. However, the Company has received a waiver through April 30, 2000 at which time the Company expects to restructure the credit facility.

(10) Deferred Revenue and Advance Payments

     Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

                                                                                    1999                   1998
                                                                                 -----------            ----------
     Current:
      Deferred product revenue.........................................             $ 38,164               $ 1,366
      Deferred product support and other services revenue..............               24,267                15,885
                                                                                    --------               -------
                                                                                      62,431                17,251
      Less amount in accounts receivable...............................              (24,403)               (4,949)
                                                                                    --------               -------
                                                                                    $ 38,028               $12,302
                                                                                    ========               =======

     Non-current:
      Deferred product revenue.........................................             $  9,461               $   471
      Deferred product support and other services revenue..............               24,657                 3,421
                                                                                    --------               -------
                                                                                      34,118                 3,892
      Less amount in accounts receivable...............................                 (863)               (3,146)
                                                                                    --------               -------
                                                                                    $ 33,255               $   746
                                                                                    ========               =======

(11) Income Taxes

     Prior to the initial public offering, the Company was an S Corporation, and accordingly, the Company was not liable for corporate income taxes. Effective June 12, 1998, the Company elected to become a tax-paying entity. In connection with such conversion, the Company recorded a net deferred tax liability of $576,000 reflecting the effect of its conversion from the cash to the accrual basis for tax reporting.

     U.S. and international components of income before income taxes were, for the years ended December 31, (in thousands):

                                                                                     1999                  1998
                                                                                  -----------          ------------
     U.S...............................................................             $(28,245)              $   206
     Foreign...........................................................               (4,252)               (2,461)
                                                                                    --------               -------
     Total.............................................................             $(32,497)              $(2,255)
                                                                                    ========               =======

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The tax provision consists of the following, for the years ended December 31, (in thousands):

                                                                                   1999                   1998
                                                                               ------------            -----------
   Current:
     Federal.........................................................       $            --           $         --
     State...........................................................                    --                     --
     Foreign.........................................................                 1,246                     --
                                                                                   --------                -------
                                                                                      1,246                     --
   Deferred:
     Federal.........................................................                (7,488)                  (136)
     State...........................................................                (1,872)                  (545)
     Foreign.........................................................                (2,313)                (1,654)
                                                                                   --------                -------
                                                                                    (11,673)                (2,335)
                                                                                   --------                -------
   Increase in valuation allowance...................................                11,673                  2,335
                                                                                   --------                -------
     Total provision.................................................       $         1,246           $        --
                                                                                   ========                =======

   The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows, for the years ended December 31, (in thousands):

                                                                                           1999          1998
                                                                                        ----------    ----------
   Income tax (benefit) expense at federal statutory rate............                    $(11,374)        $ (766)
   Goodwill amortization and other non-deductibles...................                         351            (72)
   Impact of international operations................................                        (200)          (787)
   Adjustment for tax method change..................................                       1,016             --
   S Corporation income..............................................                        (180)          (637)
   Research and development tax credit...............................                         (40)           (73)
   Change in valuation allowance.....................................                      11,673          2,335
                                                                                         --------       --------
                                                                                         $  1,246       $     --
                                                                                         ========       ========

   Significant components of the Company's deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

                                                                                     1999            1998
                                                                                  -----------     -----------
   Deferred tax assets, net:
   Allowances and reserves...........................................                $  1,826         $ 1,561
   Accrued compensation..............................................                   1,214             848
   Net operating loss carryforwards..................................                  17,434           3,162
   Deferred revenue adjustment.......................................                  10,768             582
   Cash to accrual conversion........................................                   1,892              --
   Amortization......................................................                     329              --
   Acquired in-process research and development......................                   1,064              --
   Federal and state tax credit carry forwards.......................                   1,649             541
                                                                                     --------         -------
                                                                                       36,176           6,694
   Valuation allowance...............................................                 (25,169)         (3,228)
                                                                                     --------         -------
   Deferred tax assets, net of valuation allowance...................                  11,007           3,466
                                                                                     --------         -------

   Deferred tax liabilities:
   Prepaid assets....................................................                   3,257             489

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation......................................................                   2,311             424
Capitalized software..............................................                     208             476
Capitalized internal software.....................................                   1,651              --
Amortization......................................................                       7             595
Unbilled receivables..............................................                   1,558              --
Cash to accrual conversion........................................                   1,496           1,482
Net unrealized gain on marketable securities......................                     519              --
                                                                                  --------         -------
Total deferred tax liabilities....................................                  11,007           3,466
                                                                                  --------         -------
Total net deferred tax liability..................................                $     --         $    --
                                                                                  ========         =======

  The Company recorded a net $21.9 million increase in the valuation allowance for the year ended December 31, 1999 related to deferred tax assets which, in the Company's opinion, are not likely to be realized in future periods. The Company has foreign net operating loss carryforwards of $13.3 million of which $185,000, $1.7 million and $213,000 will expire in 2002, 2003 and 2004, respectively. The remaining foreign net operating losses of $11.3 million can be carried forward indefinitely. The Company has domestic net operating loss carryforwards of $31.5 million, primarily related to the deductions associated with the disqualified disposition of incentive stock options, which expire in 2019. The Company has research and development tax credit carryforwards of $1.4 million expiring in 2018 and 2019.

  For the years ended December 31, 1999 and 1998 the Company recorded a total tax provision of $1.2 million and $0, respectively. Upon the revocation of the Company's federal S corporation election in June 1998, the Company accounts for income taxes in accordance with SFAS No. 109, ''Accounting for Income Taxes.'' As of December 31, 1999 management has concluded that a full valuation allowance is required on the domestic deferred tax assets and its foreign deferred tax assets based on its assessment that current and expected future levels of taxable income are not sufficient enough to realize these deferred tax assets.

(12) Commitments and Contingencies

  The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2010. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs. Some of these leases contain renewal options and some contain purchase options. Future minimum lease payments under noncancellable operating leases with initial terms of one year or more consist of the following (in thousands):

  2000..................................................................................      $ 20,279
  2001..................................................................................        19,350
  2002..................................................................................        16,113
  2003..................................................................................        11,922
  2004..................................................................................        10,150
  Thereafter............................................................................        36,278
                                                                                              --------
                                                                                              $114,092
                                                                                              ========

  Total rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $12.8 million, $4.0 million and $1.6 million, respectively.

  As of December 31, 1999, the Company had $12.2 million in commitments for computer software and equipment and $5.0 million in marketing agreements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In January 2000, the Company entered into an agreement to lease approximately 146,000 square feet of office space in McLean, Virginia. Total commitments under the lease, which expires in 2010, are approximately $51.6 million and are included in the schedule above.

(13) Litigation

  The Company is a defendant in numerous purported class action suits in which the Company and several of its officers are alleged to have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), Rule 10(b) (5) promulgated thereunder and Section 20(a) of the 1934 Act. The complaints do not specify the amount of the damages sought. Accordingly, the Company is unable to determine or estimate the outcome at this time. It is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial condition or results of operations. The Company has not yet filed any responsive pleadings, but intends to defend the matter vigorously.

  In March 2000, the Company was notified that the SEC has issued a formal order of private investigation in connection with matters relating to the Company's previously announced restatement of its 1999 and 1998 financial results. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's revision of its financial results for 1999 and 1998 and financial reporting documents. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

  The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

(14) Stockholders' Equity

(a) Stock Split

  In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effective in the form of a stock dividend. The stock dividend was distributed on January 26, 2000 to stockholders of record as of January 20, 2000. Stockholders' equity has been restated to give retroactive recognition to the split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references to share and per share amounts for all periods presented have been restated to reflect this stock split.

(b) Stock Plans

  In February 1996, the Company adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of the Company. A total of 12,282,664 shares of Class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 1999, options to purchase 15,341,838 shares have been granted, of which 3,059,174 have been cancelled.

  In March 1997, the Company adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options on the Company's Class A common stock to employees of MicroStrategy France SARL, the Company's French subsidiary. A total of 600,000 shares of Class A common stock are reserved under the French Stock Plan. As of December 31, 1999, options to purchase 251,500 shares have been granted.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In September 1997, the Company adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of the Company. A total of 600,000 shares of Class A common stock are reserved under the Director Option Plan, as amended. As of December 31, 1999, options to purchase 320,000 shares have been granted.

  In April 1999, the Company adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees and officers of the Company. A total of 5,000,000 shares of Class A common stock are reserved under the 1999 Stock Option Plan. As of December 31, 1999, options to purchase 3,262,964 shares have been granted.

  Shares of Class A common stock will be issued upon exercise of any of the stock options granted under the stock plans. Stock options granted to date generally vest ratably over five years from the date of grant and expire ten years after grant. The stock option exercise price of incentive options under the Company's stock option plans may not be less than the determined fair market value at the date of grant.

  A summary of the status of the Company's stock option plans are presented (in thousands, except per share data):

                                                      Price per Share                   Options Exercisable
                                            ---------------------------------    --------------------------------
                                                                                                     Weighted
                                                                    Weighted         Number of        Average
                                   Shares            Range          Average           Shares      Exercise Price
                                   ------            -----         ----------      -------------  ---------------

 Balance, December 31, 1996            4,919     $0.25   -   0.63      $ 0.42
   Granted....................         5,321      0.75   -   2.00        1.22
   Exercised..................            --            --                 --
   Cancelled..................          (416)     0.25   -   1.25        0.55
                                      ------      ---------------      ------
 Balance, December 31, 1997            9,824      0.25   -   2.00        0.85                913            $0.41
   Granted....................         3,753      2.00   -  21.25        7.14
   Exercised..................          (700)     0.25   -   2.00        0.53
   Cancelled..................          (726)     0.25   -  19.13        1.98
                                      ------      ---------------      ------
 Balance, December 31, 1998           12,151      0.25   -  21.25        2.73              2,292            $1.04
   Granted....................         5,245      7.75   - 115.66       28.42
   Exercised..................        (2,513)     0.25   -  20.00        1.26
   Cancelled..................        (2,065)     0.25   -  48.31        4.38
                                      ------      ---------------      ------
 Balance, December 31, 1999           12,818      $0.25  - 115.66      $13.07              2,128            $4.11
                                      ======

                                                                                  Options Exercisable at
                Options Outstanding at December 31, 1999                            December 31, 1999
------------------------------------------------------------------------    ----------------------------------
                                    Weighted Average
                                        Remaining                                                 Weighted
    Range of         Number of      Contractual Life    Weighted Average         Number of         Average
 Exercise Prices       Shares            (Years)         Exercise Price           Shares        Exercise Price
----------------       ------            -------         ---------------          -------       --------------
$ 0.25 -   0.75           2,468                 6.2             $ 0.47                   987             $ 0.45
  1.00 -   1.25           2,376                 7.4               1.22                   545               1.22
  1.50 -  10.00           2,928                 8.1               5.03                   352               4.60
 10.21 -  14.00           1,764                 9.0              12.14                   131              11.66
 14.03 -  38.50           1,860                 9.1              20.18                    73              18.04
 41.31 - 115.66           1,422                 9.5              63.12                    40              79.67
                         ------                 ---             ------                 -----             ------
                         12,818                 8.0             $13.07                 2,128             $ 4.11
                         ======                                                        =====             ------

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During 1998, the Company adopted the 1998 Employee Stock Purchase Plan and reserved 800,000 shares, subject to annual increases. As of December 31, 1999, a total of 1,000,000 shares of common stock were reserved. The Purchase Plan became effective upon the completion of the Company's initial public offering. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 1999, 531,640 shares have been issued under the plan.

  If compensation expense had been recorded based on the minimum or fair value at the grant dates for awards under the stock option and purchase plans as set forth in SFAS 123, "Accounting for Stock-based Compensation," the Company's net loss would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

                                                                       1999           1998           1997
                                                                   -------------  -------------  -------------
Net loss:
   As reported...................................................      $(33,743)       $(2,255)       $  (885)
   Pro forma.....................................................      $(42,358)       $(5,229)       $(1,264)
 Basic and diluted net loss per share, as reported...............      $  (0.44)       $ (0.03)       $ (0.02)
 Pro forma basic and diluted net loss per share..................      $  (0.55)       $ (0.08)       $ (0.02)

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under the Company's stock option plans issued during 1999, 1998 and 1997, respectively: volatility factors of 95%, 80% and 60%, weighted-average expected life of 5 years, 5 years, and 2.5 years, risk-free interest rates of 6%, 5% and 6%, and no dividend yields.

  The following assumptions were used for shares issued during 1999 and 1998, respectively, under the Employee Stock Purchase Plan: volatility factors of 96% and 80%, weighted-average expected life of 6 months, risk-free interest rate of 5% and no dividend yield. The pro forma amounts for options granted prior to the Company's initial public offering are based on the minimum value method proscribed by SFAS 123.

  The weighted average minimum and fair value of grants made during 1999, 1998 and 1997 are $21.44, $9.52 and $1.04, respectively.

  During the year ended December 31, 1998, the Company granted options to purchase 3,753,380 shares of Class A common stock, of which options to purchase 1,071,670 shares of Class A common stock were granted at exercise prices below fair market value. The Company will amortize $1.4 million of compensation expense related to these options ratably over the five-year vesting period. For the years ended December 31, 1999 and 1998, the Company recorded compensation expense of $269,000 and $186,000, respectively. The Company will record compensation expense of $270,000 in each of the years ending December 31, 2000, 2001 and 2002 and $85,000 in 2003, if all of the related options vest.

(c) Distribution to S Corporation Stockholders

  The Company declared a $10.0 million dividend to the existing stockholders of the S corporation in the form of short-term one-year notes prior to the termination of the Company's S corporation election, which occurred immediately prior to the initial public offering. The notes issued to the existing stockholders of the Company bear interest at the applicable federal rate for short-term obligations. As of December 31, 1999, the entire $10.0 million of the dividend notes had been repaid.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Stock Warrants

  In June 1999, the Company issued warrants to a customer to purchase 14,000 shares of Class A common stock at $12.47 per share which immediately vested and were exercisable upon issuance. The fair value of the warrants of $139,000 was recorded as a reduction of revenue at the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following assumptions: volatility factor of 80%, weighted average expected life of 8 years, risk-free interest rate of 6%, and no dividend yield.

  In December 1998, the Company issued warrants to a customer to purchase 100,000 shares of Class A common stock at $11.75 per share which become exercisable ratably over the five-year vesting period. The fair value of the warrants of $934,000 was recorded as general and administrative expense at the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following assumptions: volatility factor of 80%, weighted average expected life of 5 years, risk-free interest rate of 5%, and no dividend yield.

(15) Employee Benefit Plan

  The Company sponsors a plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) plan (the "Plan").
Participants may make voluntary contributions to the Plan of up to 20% of their compensation not to exceed the Federally determined maximum allowable contribution. The Plan permits for discretionary company contributions; however, no contributions were made for the years ended December 31, 1999, 1998 and 1997.

(16) Segment Information

  The Company adopted the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 requires certain disclosures about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by operating segments for purposes of making operating decisions and assessing financial performance.

  The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform provides scalable, sophisticated and maintainable solutions that enable businesses to develop and deploy intelligent e-business systems. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting and hosting services. Strategy.com delivers personalized information to consumers through its personal intelligence network via the web, wireless applications protocol-enabled devices, e-mail, mobile phone, fax, pager and regular telephone. Strategy.com syndicates its channels through network affiliates and offers them to consumers directly through its website. Revenues are expected to be derived from subscription, advertising fees and transaction fees. The Company began operating its business as two segments in the latter part of 1999. Prior years' segment information has been restated to reflect the operations of Strategy.com.

  The accounting policies of both segments are the same as those described in the summary of significant accounting policies. Certain corporate support costs are allocated to Strategy.com based on factors such as headcount, gross asset value and the specific level of activity directly related to such costs.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                                  MicroStrategy
                                                    Platform            Strategy.com           Consolidated
                                                    --------            ------------           ------------
Year ended December 31, 1999
  Total license and service revenues........              $151,258        $       --            $151,258
  Gross profit..............................               114,225                --             114,225
  Depreciation and amortization.............                 6,839             1,000               7,839
  Operating expenses........................               139,522             9,236             148,758
  Loss from operations......................               (25,297)           (9,236)            (34,533)
  Total assets..............................               195,150             8,218             203,368
Year ended December 31, 1998
 Total license and service revenues.........              $ 95,489        $       --            $ 95,489
 Gross profit...............................                75,708                --              75,708
 Depreciation and amortization..............                 3,242                 8               3,250
 Operating expenses.........................                77,916               341              78,257
 Loss from operations.......................                (2,208)             (341)             (2,549)
 Total assets...............................                76,476                95              76,571
Year ended December 31, 1997
 Total license and service revenues.........              $ 52,551        $       --            $ 52,551
 Gross profit...............................                41,435                --              41,435
 Depreciation and amortization..............                 1,243                --               1,243
 Operating expenses.........................                42,069                --              42,069
 Loss from operations.......................                  (634)               --                (634)
 Total assets...............................                29,101                --              29,101

  The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, relating to the Company's geographic regions (in thousands):

                                                    Domestic          International         Consolidated
                                              --------------------  ------------------  ---------------------
Year ended December 31, 1999
 Total license and service revenues.........              $114,907             $36,351               $151,258
 Long-lived assets..........................                78,159               2,028                 80,187
Year ended December 31, 1998
 Total license and service revenues.........              $ 70,573             $24,916               $ 95,489
 Long-lived assets..........................                13,776               2,754                 16,530
Year ended December 31, 1997
 Total license and service revenues.........              $ 38,304             $14,247               $ 52,551
 Long-lived assets..........................                 7,097               1,942                  9,039

   Transfers of $8.3 million, $6.6 million, and $ 4.4 million for the year ended December 31, 1999, 1998 and 1997, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

   For the year ended December 31, 1999, 1998 and 1997, no one customer accounted for 10% or more of consolidated total revenue.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vienna, Commonwealth of Virginia, on this 12th day of April 2000.

                                  MICROSTRATEGY INCORPORATED
                                  (Registrant)


                                  By: /s/ Michael J. Saylor
                                  ---------------------------------------
                                    Name: Michael J. Saylor
                                    Title: President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                     Position                                Date
-----------------------------------     -------------------------------------------  ---------------------------
/s/ Michael J. Saylor                President, Chief Executive Officer and                 April 12, 2000
-------------------------------      Chairman of the Board of Directors (Principal
Michael J. Saylor                    Executive Officer)


/s/ Mark S. Lynch                    Vice President and Chief Financial Officer             April 12, 2000
-------------------------------      (Principal Financial and Accounting Officer)
Mark S. Lynch


/s/ Sanju K. Bansal                  Director                                               April 12, 2000
-------------------------------
Sanju K. Bansal


/s/ Frank A. Ingari                  Director                                               April 12, 2000
--------------------------------
Frank A. Ingari


/s/ Jonathan J. Ledecky              Director                                               April 12, 2000
--------------------------------
Jonathan J. Ledecky


/s/ John W. Sidgmore                 Director                                               April 13, 2000
--------------------------------
John W. Sidgmore


/s/ Ralph S. Terkowitz               Director                                               April 12, 2000
---------------------------------
Ralph S. Terkowitz

                                  Schedule II

                       Valuation and Qualifying Account
             For the years ended December 31, 1997, 1998 and 1999
                                (In thousands)

Allowance for doubtful accounts

               Balance at
               beginning    Additions               Balance at
               of the       charged to              the end of
               period       expenses   Deductions   the period
31-Dec-97         458           312         --          770
31-Dec-98         770         1,468       (653)       1,585
31-Dec-99       1,585         4,625     (2,881)       3,329

                               INDEX TO EXHIBITS


    Exhibit
    Number                          Description
-----------       -------------------------------------------------------------
     3.1          Certificate of Incorporation of the registrant, as
                  amended. (Filed as Exhibit 3.1 to the registrant 's
                  Registration Statement on Form S-1 (Registration No.
                  333-49899) and incorporated by reference herein.)

     3.2 Bylaws of the registrant. (Filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (Registration
                  No. 333-49899) and incorporated by reference herein.)

     4.1          Form of Certificate of Class A Common Stock of the registrant.
                  (Filed as Exhibit 4.1 to the registrant's Registration
                  Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

    10.1          1996 Stock Plan (as amended) of the registrant. (Filed as
                  Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein.)

    10.2          1997 Stock Option Plan for French Employees of the registrant.
                  (Filed as Exhibit 10.6 to the registrant's Registration
                  Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

    10.3          1997 Director Option Plan (as amended) of the registrant.

    10.4          1998 Employee Stock Purchase Plan of the registrant. (Filed as
                  Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No.
                  000-24435) and incorporated by reference herein.)

    10.5          Credit Agreement, dated March 26, 1999, between NationsBank,
                  N.A. and the registrant. (Filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

    10.6          Modification to Credit Agreement, dated July 12, 1999, between
                  NationsBank, N.A. and the registrant. (Filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

    10.7          1999 Stock Option Plan of the registrant. (Filed as Exhibit
                  10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein.)

    10.8 Master Lease Agreement No. VAC180, dated November 1, 1999, between MLC Group, Inc. and the registrant.

    10.9          Letter Agreement, dated December 1, 1999, between ePlus, Inc.
                  (f/k/a MLC Group, Inc.) and the registrant.

    10.10* Software Development and OEM Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

    10.11 Software License Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

    10.12 Value-Added Reseller Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

    10.13 Payment and Registration Rights Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc.

    10.14* DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation.

    10.15 Memorandum of Understanding Purchase, between the registrant and NCR Corporation.

    10.16 Memorandum of Understanding Joint Marketing, between the registrant and NCR Corporation.

    10.17 Asset Purchase Agreement, dated December 23, 1999, between the registrant and NCR Corporation.

    10.18 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant.

    21.1          Subsidiaries of the registrant.

    23.1          Consent of PricewaterhouseCoopers LLP.

    27.1          Financial Data Schedule.




* Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.