Form 10-Q
period 2000-03-31
MICROSTRATEGY INC
filed 2000-05-15
CIK 1050446

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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

                              -------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

  The number of shares of the registrant's Class A common stock and Class B common stock outstanding on May 1, 2000 was 24,358,362 and 55,179,115, respectively.

                           MICROSTRATEGY INCORPORATED
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       -------
Part I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999........         1

          Consolidated Statements of Operations For the Three Months Ended March 31, 2000
           and 1999 (unaudited).....................................................................         2

          Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2000
           and 1999 (unaudited).....................................................................         3

          Notes to Consolidated Financial Statements (unaudited)....................................         4

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................................         9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................        28

Part II.  OTHER INFORMATION.........................................................................

 Item 1.  Legal Proceedings.........................................................................        29

 Item 6.  Exhibits and Reports on Form 8-K..........................................................        29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                      March 31,            December 31,
                                                                                         2000                   1999
                                                                                  -------------------    -------------------
                                                                                      (unaudited)            (Restated)
                                                                                                             See Note 2
Assets
 Current assets:
  Cash and cash equivalents......................................................           $ 17,534               $ 25,941
  Short-term investments.........................................................             37,226                 42,418
  Accounts receivable, net.......................................................             35,348                 37,586
  Prepaid expenses and other current assets......................................             12,301                 15,461
                                                                                            --------               --------
   Total current assets..........................................................            102,409                121,406
 Property and equipment, net.....................................................             39,824                 30,594
 Goodwill and other intangible assets, net of accumulated amortization of
  $4,408 and $503, respectively..................................................             43,293                 47,154
 Deposits and other assets.......................................................              7,696                  4,214
                                                                                            --------               --------
   Total assets..................................................................           $193,222               $203,368
                                                                                            ========               ========
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable and accrued expenses..........................................           $ 23,655               $ 15,357
  Accrued compensation and employee benefits.....................................             16,321                 14,912
  Deferred revenue and advance payments..........................................             36,127                 38,028
                                                                                            --------               --------
   Total current liabilities.....................................................             76,103                 68,297
 Deferred revenue and advance payments...........................................             34,514                 33,255
                                                                                            --------               --------
   Total liabilities.............................................................            110,617                101,552
                                                                                            --------               --------
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, par value $0.001 per share, 5,000 shares authorized;
   no shares issued or outstanding...............................................                 --                     --
  Class A common stock, par value $0.001 per share, 100,000 shares
   authorized; 24,170 and 22,384 shares issued and outstanding, respectively.....                 24                     22
  Class B common stock, par value $0.001 per share, 100,000 shares
   authorized; 55,279 and 55,867 shares issued and outstanding, respectively.....                 55                     56
  Additional paid-in capital.....................................................            143,321                138,943
  Accumulated other comprehensive income.........................................             10,835                  1,643
  Deferred compensation..........................................................               (827)                  (895)
  Accumulated deficit............................................................            (70,803)               (37,953)
                                                                                            --------               --------
   Total stockholders' equity....................................................             82,605                101,816
                                                                                            --------               --------
   Total liabilities and stockholders' equity....................................           $193,222               $203,368
                                                                                            ========               ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                     (in thousands, except per share data)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                               -------------------------------------
                                                                                    2000                   1999
                                                                               -------------             -----------
                                                                                                         (Restated)
                                                                                                         See Note 2
                                                                                  (unaudited)            (unaudited)
Revenues:
 Product licenses............................................................           $ 26,011           $16,418
 Product support and other services..........................................             24,604            12,904
                                                                                        --------           -------
   Total revenues............................................................             50,615            29,322
Cost of revenues:
 Product licenses............................................................                605               520
 Product support and other services..........................................             15,761             6,609
                                                                                        --------           -------
   Total cost of revenues....................................................             16,366             7,129
                                                                                        --------           -------
Gross profit.................................................................             34,249            22,193
                                                                                        --------           -------
Operating expenses:
 Sales and marketing.........................................................             41,512            16,754
 Research and development....................................................             16,200             5,061
 General and administrative..................................................             12,118             4,233
 Amortization of goodwill and other intangible assets........................              3,906                20
                                                                                        --------           -------
   Total operating expenses..................................................             73,736            26,068
                                                                                        --------           -------
Loss from operations.........................................................            (39,487)           (3,875)
Interest income..............................................................                460               504
Interest expense.............................................................                 (3)              (92)
Other income, net............................................................              6,430                46
                                                                                        --------           -------
Loss before income taxes.....................................................            (32,600)           (3,417)
Provision for income taxes...................................................                250               387
                                                                                        --------           -------
Net loss.....................................................................           $(32,850)          $(3,804)
                                                                                        ========           =======
Basic and diluted net loss per share.........................................           $  (0.42)          $ (0.05)
                                                                                        ========           =======
Weighted average shares used in computing basic and diluted net loss per
 share.......................................................................             78,926            72,779
                                                                                        ========           =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                 2000                 1999
                                                                            ------------         ------------
                                                                                                  (Restated)
                                                                                                  See Note 2
                                                                              (unaudited)        (unaudited)
Operating activities:
 Net loss.................................................................      $(32,850)         $ (3,804)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization............................................         6,131             1,390
 Provision for doubtful accounts..........................................           507                60
 Amortization of deferred compensation....................................            67                67
 Realized gain on sales of short-term investments.........................        (6,431)               --
 Changes in operating assets and liabilities:
    Accounts receivable...................................................         1,370             4,658
    Prepaid expenses and other current assets.............................         3,107              (805)
    Deposits and other assets.............................................        (3,681)             (271)
    Accounts payable and accrued expenses, compensation and benefits......         9,928            (1,503)
    Deferred revenue and advance payments.................................        (1,898)             (953)
                                                                                --------          --------
      Net cash used in operating activities...............................       (23,750)           (1,161)
                                                                                --------          --------
Investing activities:
 Purchases of property and equipment......................................        (9,937)           (4,751)
 Purchases of short-term investments......................................        (1,496)          (16,487)
 Maturities of short-term investments.....................................         5,500                --
 Sales of short-term investments..........................................        17,204                --
                                                                                --------          --------
      Net cash provided by (used in) investing activities.................        11,271           (21,238)
                                                                                --------          --------
Financing activities:
 Proceeds from sale of Class A common stock and exercise of
  stock options, net of offering costs....................................         4,379            42,782
 Payments of dividend notes payable.......................................            --            (2,500)
                                                                                --------          --------
      Net cash provided by financing activities...........................         4,379            40,282
                                                                                --------          --------
      Effect of foreign exchange rate changes on cash and cash
       equivalents........................................................          (307)             (251)
                                                                                --------          --------
Net (decrease) increase in cash and cash equivalents......................        (8,407)           17,632
Cash and cash equivalents, beginning of period............................        25,941            27,491
                                                                                --------          --------
Cash and cash equivalents, end of period..................................      $ 17,534          $ 45,123
                                                                                ========          ========
Supplemental disclosure of noncash investing and financing activities:
 Change in unrealized gain on short-term investments, net of tax..........      $  9,571          $     --
                                                                                ========          ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.................................      $     --          $     54
                                                                                ========          ========
 Cash paid during the period for income taxes.............................      $     47          $    460
                                                                                ========          ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)   Basis of Presentation

      The consolidated balance sheet of MicroStrategy Incorporated as of March 31, 2000, the related consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

      The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)   Restatement of Financial Statements

      Subsequent to the filing of a registration statement on Form S-3 with the SEC which included the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision.

      As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements, these revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. These revisions also resulted in a substantial increase in the amount of deferred revenue reflected on the Company's balance sheet as of December 31, 1999. Additionally, these revisions include the effects of changes in the reporting periods when revenue from certain contracts are recognized. In the course of reviewing its revenue recognition on various transactions, the Company became aware that, in certain instances, the Company had recorded revenue on certain contracts in one reporting period where customer signature and delivery had been completed, but where the contract may not have been fully executed by the Company in that reporting period. The Company subsequently reviewed license agreements executed near the end of the quarter ended March 31, 1999 and determined that revisions to its reported revenues for the quarter ended March 31, 1999 were necessary, primarily to ensure that all agreements for which the Company was recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized. The effect of all revisions for the three months ended March 31, 1999 was to reduce total revenues by $6.5 million.

      Additionally, the Company also made certain revisions to its balance sheet as of December 31, 1999. These revisions are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements.

      Accordingly, such financial statements for the periods presented in this Form 10-Q have been restated as follows (in thousands):

                                                                       Three Months Ended
                                                                         March 31, 1999
                                                                ----------------------------------
                                                                  As Reported        Restated
                                                                ---------------  -----------------
Statements of Operations Data
Revenues:
 Product licenses.............................................          $23,124          $16,418
 Product support and other services...........................           12,660           12,904
Income (loss) from operations.................................            2,541           (3,875)
Provision for income taxes....................................            1,140              387
Net income (loss).............................................            1,859           (3,804)
Net income (loss) per share:
 Basic........................................................             0.03            (0.05)
 Diluted......................................................             0.02            (0.05)

(3)  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

(4)  Short-term Investments

     In December 1999, the Company received 824,742 shares (adjusted for a two-for-one stock split) of Exchange Applications stock, valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. In March 2000, the Company sold 412,372 of these shares at an average price of $41.72 per share, which resulted in a realized gain of $6.4 million.

     During May 2000, the Company sold its economic interest in the remaining 412,370 shares of Exchange Applications stock to a financial institution for approximately $5.9 million, from which the Company expects to recognize a realized loss of approximately $4.9 million. Overall, the Company has sold all of its economic interest in the shares it received in December 1999 for an expected total net gain of approximately $1.5 million.

(5)  Accounts Receivable

     Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                                                                      March 31,        December 31,
                                                                         2000              1999
                                                                      ---------        ------------
        Billed and billable...................................         $ 75,292          $ 66,181
        Less deferred revenue.................................          (36,108)          (25,266)
                                                                       --------          --------
                                                                         39,184            40,915
        Less allowance for doubtful accounts..................           (3,836)           (3,329)
                                                                       --------          --------
                                                                       $ 35,348          $ 37,586
                                                                       ========          ========

(6)  Bank Borrowings

     In March 1999, the Company entered into a line of credit agreement with a commercial bank which provides for a $25.0 million unsecured revolving line of credit for general working capital purposes. As of March 31, 2000, no amounts were outstanding under the line of credit; however, borrowing capacity was reduced by $3.8 million of letters of credit.

     The line of credit agreement required the Company to comply with certain financial covenants. The Company was not in compliance with all of the covenants contained in the line of credit agreement as of March 31, 2000. However, the Company has previously received a waiver through April 30, 2000.
On May 15, 2000, the Company entered into a modification of the line of credit agreement which, among other things, increased the line of credit TO $28.6 million, removed any financial covenants and cured any financial covenant defaults. The modification is effective as of March 30, 2000. The modified line of credit is guaranteed by both the Company's Chief Executive Officer ("CEO") and an entity controlled by him, and the guaranty by the entity is secured by certain of its assets. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, requires monthly payments of interest, and expires on May 31, 2001. Draw downs under the modified line of credit are subject to the Company providing certain items such as an opinion of counsel relating to the pledged collateral. The Company currently has $7.4 million of letters of credit under the line of credit. The CEO's guarantee of this line is effective during the entire term of the loan. The CEO does not receive any compensation from providing that guarantee and collateral.


(7)  Deferred Revenue and Advance Payments

     Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                       --------         -----------
   Current:
    Deferred product revenue..................................         $ 35,808          $ 38,164
    Deferred product support and other services revenue.......           35,582            24,267
                                                                       --------          --------
                                                                         71,390            62,431
    Less amount in accounts receivable........................          (35,263)          (24,403)
                                                                       --------          --------
                                                                       $ 36,127          $ 38,028
                                                                       ========          ========
   Non-current:
    Deferred product revenue..................................         $ 10,108          $  9,461
    Deferred product support and other services revenue.......           25,251            24,657
                                                                       --------          --------
                                                                         35,359            34,118
    Less amount in accounts receivable........................             (845)             (863)
                                                                       --------          --------
                                                                       $ 34,514          $ 33,255
                                                                       ========          ========

(8)  Commitments and Contingencies

     As of March 31, 2000, the Company had $6.0 million in commitments for computer software and equipment, $10.0 million in marketing agreements, and $3.6 million in commitments for future operating expenses.

(9)  Litigation

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

     In March 2000, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the Company's restatement of its financial results. The SEC has requested that the Company provide the SEC with certain documents concerning the Company's revision of its financial results and financial reporting documents. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

     The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

(10) Comprehensive Loss

     Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net loss and reflected in stockholders' equity as accumulated other comprehensive income.

     Comprehensive loss for the three months ended March 31, 2000 and 1999 is calculated as follows (in thousands):

                                                                    Three Months Ended March 31,
                                                                ------------------------------------
                                                                      2000                 1999
                                                                ---------------     ----------------
      Net loss................................................         $(32,850)            $(3,804)
      Foreign currency translation losses.....................             (379)               (331)
      Unrealized gain on short-term investments,
        net of applicable taxes...............................            9,571                  --
                                                                       --------             -------
      Total comprehensive loss................................         $(23,658)            $(4,135)
                                                                       ========             =======

(11) Basic and Diluted Net Loss Per Share

     Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 12,688,504 and 11,484,104 and warrants of 100,000 and 100,000 for the three months ended March 31, 2000 and 1999, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

(12) Segment Information

     The Company applies provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires certain disclosures about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by operating segments for purposes of making operating decisions and assessing financial performance.

     The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform provides scalable, sophisticated and maintainable solutions that enable businesses to develop and deploy intelligent e-business systems. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting and hosting services. Strategy.com delivers personalized information to consumers through its personal intelligence network via the web, wireless applications, protocol-enabled devices, e-mail, mobile phone, fax, pager and regular telephone. Strategy.com syndicates its channels through network affiliates and offers them to consumers directly through its website. Revenues are derived from network affiliate fees, OEM and subscription fees, advertising fees and transaction fees. The Company began operating its business as two segments in the latter part of 1999. Revenues were recognized for Strategy.com beginning in 2000. Prior years' segment information has been restated to reflect the operations of Strategy.com.

     The accounting policies of both segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain corporate support costs are allocated to Strategy.com based on factors such as headcount, gross asset value and the specific level of activity directly related to such costs.

     The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                                     MicroStrategy
                                                        Platform          Strategy.com         Consolidated
                                                     -------------     -----------------     -----------------
Three Months Ended March 31, 2000
  Total license and service revenues.........             $ 50,502              $    113              $ 50,615
  Gross profit...............................               34,343                   (94)               34,249
  Depreciation and amortization..............                5,360                   771                 6,131
  Operating expenses.........................               62,352                11,384                73,736
  Loss from operations.......................              (28,009)              (11,478)              (39,487)
  Total assets...............................              182,608                10,614               193,222
Three Months Ended March 31, 1999
  Total license and service revenues.........             $ 29,322              $     --              $ 29,322
  Gross profit...............................               22,193                    --                22,193
  Depreciation and amortization..............                1,370                    20                 1,390
  Operating expenses.........................               25,625                   443                26,068
  Loss from operations.......................               (3,432)                 (443)               (3,875)
  Total assets...............................              109,318                   453               109,771

  The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, relating to the Company's geographic regions (in thousands):

                                                    Domestic           International        Consolidated
                                               -------------------  -------------------  -------------------
Three Months Ended March 31, 2000
  Total license and service revenues.........              $39,185              $11,430              $50,615
  Long-lived assets..........................               85,615                3,423               89,038
Three Months Ended March 31, 1999
  Total license and service revenues.........              $21,710              $ 7,612              $29,322
  Long-lived assets..........................               17,883                2,109               19,992

  Transfers of $2.4 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

  In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates Finance, News and Weather Channels and plans to launch additional information channels in the future. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for these channels, enabling affiliates to focus on their core businesses. Strategy.com has established approximately 150 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has approximately 350,000 subscribers for its Strategy.com network.

  Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased over the last three years, we experienced fluctuating operating margins during 1997, 1998 and 1999 primarily as a result of increases in staff levels. We expect to continue to increase staff levels and incur additional associated costs in future periods. In addition, we intend to aggressively pursue financing to allow us to invest significant resources to market, operate and develop Strategy.com. We expect that such ongoing investment in Strategy.com would result in significantly increased operating losses.

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

  Beginning initially in the fourth quarter of 1998 we began to sell our products and services to customers for large scale e-commerce applications and have continued to enter into similar transactions through the current quarter. In contrast to earlier periods in which our typical customer transaction involved a stand-alone software license and maintenance, these transactions typically involve multiple software products and services for use by very large numbers of end users across web, wireless and voice communications channels, and often incorporate elements from our Strategy.com network. These multiple element transactions also often include significant implementation and other consulting work and may also include our providing the customer with hosting services, in which we manage the operation of hosting the customer's specific e-commerce application. Customers often use our products and services in a variety of ways, including internal use, integration with their own products for resale to end users and creation of e-commerce applications. These arrangements typically lead to our recording revenue from multiple sources, including product license fees, product support fees and royalties based on advertising, e-commerce transactions or the resale of solutions that incorporate our software platform.

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

  We license our software through our direct sales force and increasingly through, or in conjunction with, value-added resellers, system integrators and original equipment manufacturers. Channel partners accounted for, directly or indirectly, approximately 40.4%, 39.2%, 33.6% and 27.0% of our revenues for the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

  Our operations and prospects have been and will be significantly affected by the developments relating to our revision to our 1999, 1998 and 1997 financial statements described in Note 2 of the Notes to Consolidated Financial Statements. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 1999, numerous separate complaints purporting to be class actions were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated various securities laws and in March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with the matters relating to our restatement of our financial results. These legal proceedings are more fully described in Note 9 of the Notes to Consolidated Financial Statements and in "Other Information-Legal Proceedings" of Part II of this Quarterly Report on Form 10-Q. The revision to our financial statements and these legal proceedings could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors" discussed below.

Results of Operations

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                                   Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                 2000                      1999
                                                                               -------                    ------
                                                                                                      (Restated)(1)
     Statements of Operations Data
     Revenues:
      Product licenses.............................................              51.4%                    56.0%
      Product support and other services...........................              48.6                     44.0
                                                                               ------                   ------
       Total revenues..............................................             100.0                    100.0
     Cost of revenues:
      Product licenses.............................................               1.2                      1.8
      Product support and other services...........................              31.1                     22.5
                                                                               ------                   ------
       Total cost of revenues......................................              32.3                     24.3
                                                                               ------                   ------
     Gross profit..................................................              67.7                     75.7
     Operating expenses:
      Sales and marketing..........................................              82.0                     57.1
      Research and development.....................................              32.0                     17.3
      General and administrative...................................              24.0                     14.4
      Amortization of goodwill and other intangible assets.........               7.7                      0.1
                                                                               ------                   ------
       Total operating expenses....................................             145.7                     88.9
     Loss from operations..........................................             (78.0)                   (13.2)
     Interest income...............................................               0.9                      1.7
     Interest expense..............................................               (--)                    (0.3)
     Other income, net.............................................              12.7                      0.1
     Provision for income taxes....................................               0.5                      1.3
                                                                               ------                   ------
     Net loss......................................................             (64.9)%                  (13.0)%
                                                                               ======                   ======

______________________
(1) See Note 2 of the Notes to Consolidated Financial Statements regarding restatement of 1999, 1998 and 1997 financial statements.

Comparison of the Three Months Ended March 31, 2000 and 1999

Revenues

  Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $29.3 million to $50.6 million for the three months ended March 31, 1999 and 2000, respectively, resulting in an increase of 72.6%. As discussed in Note 2 of the Notes to Consolidated Financial Statements, revenues were restated to reduce reported revenues for the quarter ended March 31, 1999 by $6.5 million, primarily to ensure that all agreements for which we recognized revenue in the quarter ended March 31, 1999 were fully executed by the end of the period. Additionally, as a result of restatement revisions, $5.1 million of the revenues recognized in the quarter ended March 31, 2000 were attributable to contracts that we had not fully executed by December 31, 1999. These revenues are primarily product license revenues. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods. Additionally, based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many of the large, multiple element arrangements is recorded as deferred revenue upon receipt of cash, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract or over the hosting period, as applicable.

  In 1999, we launched the Strategy.com Finance, News and Weather Channels and plan to launch additional information channels in the future. We have not recognized revenues related to Strategy.com until 2000 in which, during the three months ended March 31, 2000, we recognized $113,000 in subscription revenues which are included in product support and other services revenues. We expect to begin earning more significant network affiliate, OEM and subscription, advertising, hosting, transaction and other fees from our Strategy.com service by the end of 2000.

  Product License Revenues.   Product license revenues increased from $16.4
million to $26.0 million for the three months ended March 31, 1999 and 2000, respectively, resulting in an increase of 58.4%. The increase in product license revenues was due to continued demand for our core products, new product offerings supporting intelligent e-business solutions and increasing market demand for intelligent e-business solutions. As discussed above, the effect of our restatement of reported revenues was to reduce reported product license revenues for the quarter ended March 31, 1999 and increase product license revenues for the quarter ended March 31, 2000 to ensure that all agreements were fully executed by the end of the respective periods in which such revenues are recognized. We are attracting new customers and our existing customer base is purchasing additional licenses and new products to support their e-business solutions. As we continue to pursue our new business model of larger-scale, multiple element transactions, we expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis, and may vary significantly from the percentage of total revenues achieved in prior years. There can be no assurance that we will be able to maintain or continue to increase market acceptance for our family of products.

  Product Support and Other Services Revenues.   Product support and other
services revenues increased from $12.9 million to $24.6 million for the three months ended March 31, 1999 and 2000, respectively, resulting in an increase of 90.7%. The increase in product support and other services revenues was primarily due to the increase in product licenses sold as well as an increase in large scale e-commerce applications which require significant implementation and other consulting work. As a result of the above mentioned trends, we expect product support and other services revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

  International Revenues.   International revenues increased from $7.6 million
to $11.4 million for the three months ended March 31, 1999 and 2000, respectively, resulting in an increase of 50.2%. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. We opened sales offices in Brazil in 1999, in Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. We may not be able to maintain or continue to increase international market acceptance for our family of products.

Costs and Expenses

  Cost of Product License Revenues.   Cost of product license revenues consists
primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues increased from $0.5 million to $0.6 million for the three months ended March 31, 1999 and 2000, respectively. As a percentage of product license revenues, however, cost of product license revenues decreased from 3.2% to 2.3% for the three months ended March 31, 1999 and 2000, respectively. The decrease in cost of product license revenues as a percentage of product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

  Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support and other services revenues increased from $6.6 million to $15.8 million for the three months ended March 31, 1999 and 2000, respectively. As a percentage of product support and other services revenues, cost of product support and other services revenues increased from 51.2% to 64.1% for the three months ended March 31, 1999 and 2000, respectively. The increase in cost of product support and other services revenues was primarily due to the increase in the number of personnel providing consulting, education and technical support to customers as a result of the increase in product licenses sold, new large scale e-commerce applications and complex Strategy.com deployments. The total cost of product support and other services revenues increased as a percentage of product support and other services revenues due to the increased use of third parties to perform consulting services and an increase in consulting services which are at lower margins.

  We expect to continue to increase the number of customer education and implementation consultants and technical support personnel in the future. To the extent that our product support and other services revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support and other services revenues as a percentage of product support and other services revenues. Also, to the extent that we cannot hire adequate numbers of support personnel to meet demand, we may need to rely more heavily on third parties to perform consulting services, further increasing cost of product support and other services revenues as a percentage of product support and other services revenues. In addition, the cost of providing hosting services and operating the Strategy.com network may become more significant as we build up our customer base, further increasing cost of product support and other services revenues as a percentage of product support and other services revenues.

  Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $16.8 million to $41.5 million for the three months ended March 31, 1999 and 2000, respectively. As a percentage of total revenues, sales and marketing expenses increased from 57.1% to 82.0% for the three months ended March 31, 1999 and 2000, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for Strategy.com and other general marketing efforts. During the three month period ended March 31, 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. Provided we raise additional external financing, we will continue to substantially increase our investment in sales and marketing over the next twelve months. See "Comparison of the Three Months Ended March 31, 2000 and 1999-Liquidity and Capital Resources" discussed below.

  Research and Development Expenses.   Research and development expenses consist
primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $5.0 million to $16.2 million for the three months ended March 31, 1999 and 2000, respectively. As a percentage of total revenues, research and development expenses increased from 17.3% to 32.0% for the three months ended March 31, 1999 and 2000, respectively. The increase in research and development expenses was primarily due to hiring additional research and development personnel to continue development of Strategy.com channels, new products, product releases and e-commerce technology. We intend to substantially increase our investment over the next twelve months to develop other channels as part of our suite of information channels of our Strategy.com network subject to our securing additional external financing. In addition, we expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements for our existing platform business and the Strategy.com network.

  General and Administrative Expenses.   General and administrative expenses
include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses increased from $4.2 million to $12.1 million for the three months ended March 31, 1999 and 2000, respectively. As a percentage of total revenues, general and administrative expenses increased from 14.4% to 24.0% for the three months ended March 31, 1999 and 2000, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels, costs associated with the growth of our business and an increase in outside professional fees. We expect that general and administrative expenses will continue to increase in the foreseeable future.

  Amortization of Goodwill and Other Intangible Assets. In December 1999, in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR's Teracube project, we allocated $46.8 million to tangible and intangible assets. The preliminary allocation to the intangible assets, which include assembled work force, agreements not to compete and other intangible assets, was $46.6 million. As a result, we have incurred and will continue to incur substantially increased amortization expense in periods subsequent to December 1999. We believe the weighted average estimated useful life of such assets, based upon the final allocation, will be less than five years and anticipate the final allocation will be complete during the first half of 2000.

  In January 1998, we recorded $1.1 million for acquired intangible assets representing the excess of the fair market value of the shares issued in exchange for the non-controlling interests' shares in the foreign subsidiaries. The intangible assets consist primarily of distribution channels, trade name and customer lists and are being amortized on a straight-line basis over weighted average useful lives of approximately 14 years.

  As a result, we have recorded $3.9 million and $20,000 in amortization expense for the three months ended March 31, 2000 and 1999, respectively, relating to intangible assets.

  Provision for Income Taxes. We recorded $0.3 million and $0.4 million of tax expense for the three months ended March 31, 2000 and 1999. The provision for both quarters relates to taxes payable in certain foreign jurisdictions where we were profitable in 1999 and expect to be profitable in 2000.

Deferred Revenue

  Deferred revenue represents product support and other services fees that are collected in advance, product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established or product license and product support and other services fees relating to arrangements which require implementation related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Deferred revenue was $70.6 million as of March 31, 2000 compared to $71.3 million as of December 31, 1999. We expect to recognize approximately $36.1 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

Liquidity and Capital Resources

  From inception until our initial public offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. On June 16, 1998, we raised $48.2 million, net of offering costs, from our initial public offering, and we raised an additional $40.1 million, net of offering costs, on February 10, 1999 from a public offering of 3,170,000 shares of Class A common stock. On March 31, 2000 and December 31, 1999, we had $54.8 million and $68.4 million of cash, cash equivalents, and short-term investments, respectively.

  Cash used in operations was $23.8 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash used in operations from 1999 to 2000 was primarily attributable an increase in net loss due to increased sales and marketing and other operating expenses. We intend to aggressively pursue financing to allow us to invest significant resources to market, develop and operate our core business and Strategy.com. Because of this anticipated ongoing investment, we expect to use significant cash in operations.

  Cash provided by investing activities was $11.3 million for the three months ended March 31, 2000 and cash used in investing activities was $21.2 million for the same period in 1999. In December 1999, we received 824,742 shares (adjusted for a two-for-one stock split) of Exchange Applications, valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and application development. In March 2000, we sold 412,372 of these shares at an average price of approximately $41.72 per share, which resulted in a realized gain of $6.4 million. The increase in cash provided by investing activities from 1999 to 2000 reflected the sale of these shares offset by purchases of additional short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com. During May 2000, we sold our economic interest in the remaining 412,370 shares of Exchange Applications stock to a financial institution for approximately $5.9 million, from which we expect to recognize a realized loss of approximately $4.9 million. Overall, we have sold our economic interest in the shares we received in December 1999 for an expected total net gain of approximately $1.5 million. As of March 31, 2000 we had $6.0 million in commitments for computer software and equipment, $10.0 million in marketing arrangements and $3.6 million for future operating expenses.

  Our financing activities provided cash of $4.4 million and $40.3 million for the three months ended March 31, 2000 and 1999, respectively. The principal source of cash from financing activities during 1999 was from the sale of 3,170,000 shares of Class A common stock in which we raised $40.1 million, net of offering costs. Prior to our initial public offering, we declared a $10.0 million dividend to our stockholders. The dividend was paid in the form of notes, prior to the termination of our S corporation election, which occurred immediately prior to the consummation of our initial public offering. As of March 31, 2000, the entire $10.0 million of the dividend notes had been repaid.

  In March 1999, we entered into a line of credit agreement with a commercial bank which provides for a $25.0 million unsecured revolving line of credit for general working capital purposes. As of March 31, 2000, no amounts were outstanding under the line of credit; however, borrowing capacity was reduced by $3.8 million of outstanding letters of credit.

  The line of credit agreement required us to comply with certain financial covenants. We were not in compliance with all of the covenants contained in the line of credit agreement as of March 31, 2000. However, we have previously received a waiver through April 30, 2000. On May 15, 2000, we entered into a modification of the line of credit agreement which, among other things, increased the line of credit to $28.6 million, removed any financial covenants and cured any financial covenant defaults. The modification is effective as of March 30, 2000. The modified line of credit is guaranteed by both the Company's Chief Executive Officer and an entity controlled by him, and the guaranty by the entity is secured by certain of its assets. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, requires monthly payments of interest, and expires on May 31, 2001. Draw downs under the modified line of credit are subject to us providing certain items such as an opinion of counsel relating to the pledged collateral. We currently have $7.4 million of letters of credit outstanding under the line of credit. The Chief Executive Officer's guarantee of this line is effective during the entire term of the loan. The Chief Executive Officer does not receive any compensation from providing that guarantee and collateral.

  Additionally, in November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of April 30, 2000. The lease bears interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0%. Future draw downs and interest rates under the lease agreement are subject to our credit worthiness. Currently we are not able to draw down additional amounts under the lease agreement, although we are seeking modification of this lease in order to enable future draw downs.

  We will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or Strategy.com or other financing facilities to support our planned investment of significant resources to continue to grow the MicroStrategy software platform business, to build the Strategy.com personal intelligence network, and to increase both MicroStrategy and Strategy.com brand awareness. There are no assurances that such financing facilities would be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the amended line of credit entered into in May 2000 will meet our working capital requirements for at least the next 12 months; provided that we would be required to modify our plans to expand our business rapidly and would instead be required to conduct operations with only minimal growth in Strategy.com and MicroStrategy, minimal capital expenditures and minimal brand awareness expenditures.

Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

Risk Factors

  The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

  If any of the events described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Class A common stock could decline and you may lose all or part of your investment.

We will need additional financing which could be difficult to obtain

  We intend to grow our business rapidly, including investing substantial amounts in our Strategy.com business and expect to incur operating losses for the foreseeable future. Therefore, our ability to execute a business plan in which our operations experience more than minimal growth will require significant external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

  .  market conditions;

  .  our operating performance; and

  .  investor sentiment.

  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital to fund our growth, our business, operating results and financial condition would be materially and adversely affected.

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

We have recently introduced Strategy.com and it is uncertain whether it will achieve widespread acceptance

  We have implemented the Finance, News and Weather Channels of our Strategy.com networks. We plan to introduce additional channels as part of our suite of information channels, but they are still in development. While we expect to implement these additional channels on a commercial basis by the end of 2000, we may encounter delays or difficulties in this commercial introduction. We expect that a portion of our future revenue will depend on fees from subscribers for the use of the Strategy.com network service, from products and services offered through this network, and from royalties from affiliates who bundle our Strategy.com network with their own product and service offerings. We have not, to date, generated any material revenue from our Strategy.com network and may not be able to do so in the future. If this service, or the products and services offered through it, fail to achieve widespread customer acceptance, our business, operating results and financial condition may be materially adversely affected. In addition, revenue from Strategy.com would be adversely affected if our affiliates do not perceive that the integration of our Strategy.com network with their product and service offerings will increase demand for their products and services or will otherwise be able to generate a sufficient return on their investment in the use of our network.

We intend to make significant expenditures in developing our Strategy.com network, which would result in us incurring operating losses

  We plan to substantially increase the amounts we will expend on our Strategy.com network compared to the expenses we have incurred to date, subject to our securing additional financing. We would then substantially increase our investment in Strategy.com over the next twelve months to market, develop and operate Strategy.com and would expect operating losses to increase in 2000. We also intend to continue making significant investments in Strategy.com after 2000 subject to our securing additional financing and therefore believe we will continue to be unprofitable for the foreseeable future.

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

Our employees, investors, customers, vendors and lenders may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results

  Our future success depends in large part on the support of our key employees, investors, customers, vendors and lenders, who may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results. The revision of our 1999, 1998 and 1997 revenues and operating results has resulted in substantial amounts of negative publicity about us. We may not be able to retain key employees and customers if they lose confidence in us, and our vendors and lenders may reexamine their willingness to do business with us. In addition, investors may lose confidence, which may cause the trading price of our Class A common stock to decrease. If we lose the services of our key employees or are unable to retain and attract our existing and new customers, vendors and lenders, our business, operating results and financial condition could be materially and adversely affected.

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

  Our deferred revenue was $70.6 million as of March 31, 2000. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

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

We expect that our ability to borrow money under our master equipment lease agreement will require waivers or amendments to that agreement

  We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of April 30, 2000. Future draw downs and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement; however, we are working with the lessor to enable future draw downs.

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

Our business is expanding, and our failure to manage this expansion effectively, as well as the strain on our resources, could have a material adverse effect on our business, operating results and financial condition

  We have been expanding rapidly and we expect to continue expanding our operations subject to the availability of additional financing. Our total number of employees has grown from 907 on December 31, 1998 to 2,055 on March 31, 2000 and we expect the number of employees to continue to increase. We have placed significant demands on our administrative, operational, financial and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. For example, expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to expand our support organization to develop our indirect distribution channels in new and expanded markets and to accommodate growth in our installed customer base. Failure to manage our expansion effectively could have a material adverse effect on our business, operating results and financial condition.

  In addition, the development of our Strategy.com network could divert the time and attention of our senior management from our other business. Michael J. Saylor, our chairman, president and chief executive officer, currently is responsible for the strategic planning and direction of both our MicroStrategy Platform and Strategy.com businesses. If Mr. Saylor does not effectively manage his time and attention between our businesses, it could materially adversely affect our business, operating results and financial condition.

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

  The Federal Trade Commission has recently launched investigations of the data collection practices of various Internet companies. In addition, numerous individuals and privacy groups have filed lawsuits or administrative complaints against other companies asserting that they were harmed by the misuse of their personal information. If comparable legal proceedings were commenced against us, regardless of the merits of the claim, we could be required to spend significant amounts on legal defense and our senior management's time and attention could be diverted from our business. In addition, demand for our products could be reduced if companies are not permitted to use clickstream data derived from their web sites. This could materially and adversely affect our business, operating results and financial condition.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

  We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of May 1, 2000, holders of our Class B common stock owned or controlled 55,179,115 shares of Class B common stock, or 95.8% of the total voting power. Michael J. Saylor, our chairman, president and chief executive officer, controlled 43,549,324 shares of Class B common stock, or 75.6% of the total voting power, as of May 1, 2000. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

  In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, channel partners accounted for, directly or indirectly, approximately 40.4%, 39.2%, 33.6% and 27.0% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, there can be no assurance that our efforts to continue to expand indirect sales in this manner will be successful. We cannot be sure that we will attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

We have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights

  We regard our software products as proprietary and we rely on a combination of federal and international copyright, state and federal trademark and service mark and state and common law trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents, and no registered trademarks other than MicroStrategy(R), DSS Agent(R) and QuickStrike(R). Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Expanding our international operations will be difficult and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

  International sales accounted for 22.6%, 24.0%, 26.1% and 27.1% of our total revenues for the three months ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth.

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


Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

  We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British pound sterling and the German deutsche mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, operating results, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    Actions Arising under Federal Securities Laws. In March 2000, numerous separate complaints purporting to be class actions were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated by the Securities and Exchange Commission ("SEC") thereunder, and section 20(a) of the Securities Exchange Act of 1934, as amended.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

     3.2 Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

     4.1    Form of Certificate of Class A Common Stock of the Company (Filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

    10.1    1997 Director Option Plan (as amended) of the Company (Filed as
            Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein.)

    10.2 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the Company (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein.)

    10.3 First Modification Agreement, dated May 15, 2000, among Bank of America, N.A., MicroStrategy Incorporated, Michael J. Saylor and Alcantara LLC

    10.4 Pledge and Security Agreement, dated May 15, 2000, by Alcantara LLC in favor of Bank of America, N.A.

    10.5 Guaranty of Payment, dated May 15, 2000, made by Alcantara LLC to Bank of America, N.A.

    10.6 Guaranty of Payment, dated May 15, 2000, made by Michael J. Saylor to Bank of America, N.A.

    27.1    Financial Data Schedule

----------------

B.   Reports on Form 8-K

     On January 7, 2000, the Company filed a Current Report on Form 8-K, dated December 23, 1999, announcing that the Company had completed its acquisition of the intellectual property and other intangible assets relating to NCR's TeraCube business.

     On March 23, 2000, the Company filed a Current Report on Form 8-K, dated March 20, 2000, to report that it had (a) issued a press release announcing that it is revising its 1999 and 1998 revenues and operating results, (b) issued a clarification on March 21, 2000 of its March 20, 2000 public statements, indicating that the principal reason for its decision to revise its 1999 and 1998 reported revenues and operating results was the need to do so under existing accounting principles articulated in Statement of Position 97-2, (c) announced on March 21, 2000 that a number of lawsuits purporting to be class actions had been filed naming the Company and certain of its officers and directors as defendants alleging violations of various securities laws in connection with the Company's previously announced revision of its 1999 and 1998 revenues and operating results and (d) filed on March 21, 2000, an Application for Withdrawal of Registration Statement relating to the Company's Registration Statement on Form S-3 (File No. 333-31042) with the SEC.

     All other items are omitted because they are not applicable or the answers are none.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Microstrategy Incorporated


                                  By: /s/ Michael J. Saylor
                                      ------------------------------
                                      Michael J. Saylor
                                      President and Chief Executive Officer


                                  By: /s/ Mark S. Lynch
                                      ------------------------------
                                      Mark S. Lynch
                                      Chief Financial Officer


Date: May 15, 2000

                               INDEX TO EXHIBITS

 3.1  Amended and Restated Certificate of Incorporation of the Company (Filed as
      Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

 3.2 Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

 4.1  Form of Certificate of Class A Common Stock of the Company (Filed as
      Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein.)

10.1  1997 Director Option Plan (as amended) of the Company (Filed as Exhibit
      10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein.)

10.2 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the Company (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein.)

10.3 First Modification Agreement, dated May 15, 2000, among Bank of America, N.A., MicroStrategy Incorporated, Michael J. Saylor and Alcantara LLC

10.4 Pledge and Security Agreement, dated May 15, 2000, by Alcantara LLC in favor of Bank of America, N.A.

10.5 Guaranty of Payment, dated May 15, 2000, made by Alcantara LLC to Bank of America, N.A.

10.6 Guaranty of Payment, dated May 15, 2000, made by Michael J. Saylor to Bank of America, N.A.

27.1  Financial Data Schedule