Form 10-Q/A
period 1999-06-30
MICROSTRATEGY INC
filed 2000-05-30
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE


     Subsequent to filing a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on February 24, 2000 and amendments thereto, which included the audited financial statements of MicroStrategy Incorporated (the "Company") for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision. Accordingly, the Company has determined to restate its financial statements for the years ended December 31, 1999, 1998 and 1997 and its quarterly financial statements for 1999, 1998 and 1997, including the three and six month periods ended June 30, 1999 and 1998.

     This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and six month periods ended June 30, 1999 and 1998, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I, Item 2 of Part II and
Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

     For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

                           MICROSTRATEGY INCORPORATED

                                   FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets, June 30, 1999 (unaudited and
         restated)and December 31, 1998 (restated).........................  1

         Consolidated Statements of Operations and Comprehensive Income,
         For the Three Months Ended June 30, 1999 and 1998 (unaudited and restated).........................................................  2

         Consolidated Statements of Operations and Comprehensive Income,
         For the Six Months Ended June 30, 1999 and 1998 (unaudited and restated).........................................................  3

         Consolidated Statements of Cash Flows, For the Six Months Ended
         June 30, 1999 and 1998 (unaudited and restated)...................  4

         Notes to Consolidated Financial Statements (unaudited and
         restated).........................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 24

PART II.  OTHER INFORMATION................................................ 25

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                           June 30,  December 31,
                                                             1999        1998
                                                             ----        ----
                                                         (unaudited   (restated)
                                                        and restated)
ASSETS

  Current assets:
    Cash and cash equivalents...........................  $ 34,793    $ 27,491
    Short-term investments..............................    19,389          --
    Accounts receivable, net............................    26,213      25,377
    Prepaid expenses and other current assets...........     8,514       7,173
                                                            ------      ------
      Total current assets..............................    88,909      60,041
  Property and equipment, net...........................    21,472      13,773
  Deposits and other assets.............................     2,473       2,757
                                                            ------      ------

      Total assets......................................  $112,854    $ 76,571
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses...............  $  9,986    $ 11,464
    Accrued compensation and employee benefits..........     8,002       7,356
    Deferred revenue and advance payments...............    15,690      12,302
    Dividend notes payable..............................        --       5,000
                                                            ------      ------
      Total current liabilities.........................    33,678      36,122
  Deferred revenue and advance payments.................       633         746
  Deferred tax liabilities, net.........................     1,928       1,928
                                                            ------      ------

      Total liabilities.................................    36,239      38,796
                                                            ------      ------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, par value $0.001 per share,
     5,000,000 shares authorized, no shares issued or
     outstanding... ....................................        --          --
   Common Stock, par value $0.001 per share,
     50,000,000 shares authorized, no shares issued
     or outstanding. ...................................        --          --
   Class A Common Stock, par value $0.001 per share,
     100,000,000 shares authorized, 8,455,525 shares
     issued and outstanding at June 30, 1999;
     5,052,110 shares issued and outstanding at
     December 31, 1998. ................................         8           5
   Class B Common Stock, par value $0.001 per share,
     100,000,000 shares authorized, 29,714,404 shares
     issued and outstanding at June 30, 1999;
     30,633,114 shares issued and outstanding at
     December 31, 1998.......... .......................        30          31
   Additional paid-in capital...........................    85,453      42,219
   Accumulated other comprehensive income...............       171         894
   Accumulated deficit..................................    (8,017)     (4,210)
   Deferred compensation................................    (1,030)     (1,164)
                                                             ------     ------
      Total stockholders' equity........................     76,615     37,775
                                                             ------     ------

      Total liabilities and stockholders' equity........   $112,854   $ 76,571
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

                                                         Three Months Ended
                                                              June 30,
                                                              --------
                                                           1999        1998
                                                           ----        ----
                                                      (unaudited and restated)
Revenues:
   Product licenses..................................   $ 25,177    $ 13,460
   Product support...................................     15,288       7,678
                                                          ------      ------

      Total revenues.................................     40,465      21,138
                                                          ------      ------

Cost of revenues:
   Product licenses..................................        563         552
   Product support...................................      7,906       4,113
                                                          ------      ------

      Total cost of revenues.........................      8,469       4,665
                                                          ------      ------

Gross margin.........................................     31,996      16,473
                                                          ------      ------
Operating expenses:
   Sales and marketing...............................     21,145      12,005
   Research and development..........................      6,088       2,776
   General and administrative........................      5,316       2,600
                                                          ------      ------

      Total operating expenses.......................     32,549      17,381
                                                          ------      ------

Loss from operations.................................       (553)       (908)
Interest income......................................        671          84
Interest expense.....................................        (51)       (264)
Other expense, net...................................        (14)        (45)
                                                          ------      ------
Income (loss) before income taxes....................         53      (1,133)
Provision for income taxes...........................         56          --
                                                          ------      ------

Net loss.............................................   $     (3)   $ (1,133)
                                                        ========    ========

Other comprehensive (loss) income:
   Foreign currency translation adjustment...........       (273)         59
   Unrealized loss on investments, net of tax........        (74)         --
                                                          ------      ------

Comprehensive loss...................................   $   (350)   $ (1,074)
                                                        ========    ========

Basic and diluted net loss per share.................   $  (0.00)   $  (0.04)
                                                        ========    ========
Weighted average shares outstanding used in computing
  basic and diluted net loss per share............... 38,026,186  31,836,613
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

                                                           Six Months Ended
                                                                June 30
                                                                -------
                                                            1999        1998
                                                            ----        ----
                                                        (unaudited and restated)
Revenues:
   Product licenses..................................    $ 41,595    $ 27,083
   Product support...................................      28,192      13,215
                                                           ------      ------
      Total revenues.................................      69,787      40,298
                                                           ------      ------

Cost of revenues:
   Product licenses..................................       1,083       1,090
   Product support...................................      14,515       7,276
                                                           ------      ------
      Total cost of revenues.........................      15,598       8,366
                                                           ------      ------

Gross margin.........................................      54,189      31,932
                                                           ------      ------
Operating expenses:
   Sales and marketing...............................      37,919      22,833
   Research and development..........................      11,149       4,868
   General and administrative........................       9,549       5,163
                                                           ------      ------
      Total operating expenses.......................      58,617      32,864
                                                           ------      ------

Loss from operations.................................      (4,428)       (932)
Interest income......................................       1,175         131
Interest expense.....................................        (143)       (501)
Other income (expense), net..........................          32         (24)
                                                           ------      ------

Loss before income taxes.............................      (3,364)     (1,326)
Provision for income taxes...........................         443          --
                                                           ------      ------

Net loss.............................................    $ (3,807)   $ (1,326)
                                                         ========    ========
Other comprehensive (loss) income:
   Foreign currency translation adjustment...........        (608)         63
   Unrealized loss on investments, net of tax........         (74)         --
                                                           ------      ------
Comprehensive loss...................................    $ (4,489)   $ (1,263)
                                                         ========    ========

Basic and diluted net loss per share.................    $  (0.10)   $  (0.04)
                                                         ========    ========
Weighted average shares outstanding used in computing
  basic and diluted net loss per share...............  37,463,246  30,885,791
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

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            1999        1998
                                                            ----        ----
                                                        (unaudited and restated)
Operating activities:
  Net loss............................................   $ (3,807)    $ (1,326)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization.......................      2,855        1,258
  Provision for doubtful accounts.....................        773           --
  Amortization of deferred compensation...............        134           49
  Changes in operating assets and liabilities:
   Accounts receivable................................     (2,236)      (3,803)
   Prepaid expenses and other current assets..........     (1,454)         (50)
   Accounts payable and accrued expenses,
     compensation and benefits .......................       (285)          62
   Deferred revenue...................................      3,558        1,702
   Deposits and other assets..........................        (85)          (3)
                                                           ------       ------
      Net cash used in operating activities...........       (547)      (2,111)
                                                           ------       ------

Investing activities:
  Acquisition of property and equipment...............    (10,469)      (2,492)
  Purchase of short-term investments..................    (22,491)          --
  Maturities of short-term investments................      3,000           --
                                                           ------       ------
      Net cash used in investing activities...........    (29,960)      (2,492)
                                                           ------       ------

Financing activities:
  Proceeds from sale of Class A Common Stock and
   exercise of stock options, net of offering costs...     43,236       48,950
  Repayments on short-term line of credit, net........         --       (4,508)
  Payments of dividend notes payable..................     (5,000)          --
  Proceeds from issuance of notes payable.............         --          862
  Principal payments on notes payable.................         --       (4,211)
                                                           ------       ------
      Net cash provided by financing activities.......     38,236       41,093
                                                           ------       ------
      Effect of foreign exchange rate changes on cash
      and cash equivalents ...........................        (427)        (20)
                                                            ------      ------
Net increase in cash and cash equivalents.............       7,302      36,470
Cash and cash equivalents, beginning of year..........      27,491       3,506
                                                            ------       -----
Cash and cash equivalents, end of period..............    $ 34,793    $ 39,976
                                                          ========    ========

Supplemental disclosure of noncash investing and
  financing activities:
  Unrealized loss on investments......................    $    119    $     --
                                                          ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest..............    $     87    $    536
                                                          ========    ========
  Cash paid during the year for income taxes..........    $    500    $     --
                                                          ========    ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited and restated)

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

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission (the "Commission") on April 13, 2000 as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)   Restatement of Financial Statements

     Subsequent to the filing of a registration statement on Form S-3 with the SEC which included the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision.

     As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements, these revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. Additionally, these revisions include the effects of changes in the reporting periods when revenue from certain contracts is recognized. In the course of reviewing its revenue recognition on various transactions, the Company became aware that, in certain instances, the Company had recorded revenue on certain contracts in one reporting period where customer signature and delivery had been completed, but where the contract may not have been fully executed by the Company in that reporting period. The Company subsequently reviewed license agreements executed near the end of the quarters ended June 30, 1999 and 1998 and the years ended December 31, 1999, 1998 and 1997 and determined that revisions to its reported revenues were necessary, primarily to ensure that all agreements for which the Company was recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized. The total effect of all revisions to revenue was to reduce revenues by $5.2 million and $2.7 million for the quarters ended June 30, 1999 and 1998 and by $11.6 million and $3.4 million for the six months ended June 30, 1999 and 1998.

     Additionally, the Company also made certain revisions to its balance sheet as of December 31, 1999. These revisions are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements.

     Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                        Three Months Ended    Three Months Ended
                                           June 30, 1999        June 30, 1998
                                           -------------        -------------
                                           As                    As
                                        Reported  Restated    Reported  Restated
                                        --------  --------    --------  --------
Statements of Operations Data
Revenue:
  Product licenses..................   $ 31,057  $ 25,177    $ 16,245  $ 13,460
  Product support...................     14,581    15,288       7,545     7,678
Income (loss) from operations.......      4,573      (553)      1,744      (908)
Provision for income taxes..........      1,968        56         577       ---
Net income (loss)...................      3,211        (3)        942    (1,133)
Net income (loss) per share:
  Basic.............................   $   0.08  $  (0.00)   $   0.03  $  (0.04)
  Diluted...........................   $   0.08  $  (0.00)   $   0.03  $  (0.04)

                                         Six Months Ended      Six Months Ended
                                           June 30, 1999        June 30, 1998
                                           -------------        -------------
                                           As                    As
                                        Reported  Restated    Reported  Restated
                                        --------  --------    --------  --------
Statements of Operations Data
Revenue:
  Product licenses...................  $ 54,181  $ 41,595    $ 30,527  $ 27,083
  Product support....................    27,241    28,192      13,158    13,215
Income (loss) from operations........     7,114    (4,428)      2,455      (932)
Provision for income taxes...........     3,108       443         577       ---
Net income (loss)....................     5,070    (3,807)      1,484    (1,326)
Net income (loss) per share:
  Basic..............................  $   0.14  $  (0.10)   $   0.05  $  (0.04)
  Diluted............................  $   0.12  $  (0.10)   $   0.04  $  (0.04)


                                           June 30, 1999      December 31, 1998
                                           -------------      -----------------
                                           As                    As
                                        Reported  Restated    Reported  Restated
                                        --------  --------    --------  --------
Balance Sheet Data
Accounts receivable, net ............  $ 46,437   $ 26,213    $ 33,054 $ 25,377
Prepaid expenses and other current
  assets.............................     4,755      8,514       2,914    7,173
Long-term accounts receivable........     1,800         --       2,700       --
Accounts payable and accrued
  expenses...........................    13,169      9,986      11,904   11,464
Deferred revenue and advance payments
  (current and non-current)..........    15,264     16,323      11,478   13,048
Deferred tax liabilities, net........       671      1,928         671    1,928
Deferred compensation................    (1,948)    (1,030)     (2,098)  (1,164)
Retained earnings (deficit)..........    10,299     (8,017)      5,229   (4,210)


(3)  Public Offering

     On February 10, 1999, the Company sold to the public 1,585,000 shares of Class A Common Stock for approximately $40,100,000, net of expenses. In addition, certain holders of Class B Common Stock converted 415,000 shares of Class B Common Stock to Class A Common Stock in connection with their sale of such shares in the public offering.

(4)  Cash, Cash Equivalents and Short-Term Investments

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


(5)  Use of Estimates

     The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


(6)  Income Taxes

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


 (7)  Net Loss Per Share

     Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 5,786,459 and 5,990,819 for the three and six month periods ended June 30, 1999 and 1998, respectively, and warrants of 57,000 for the three and six month periods ended June 30 1999, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

(8)  Segment Information

     The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:


                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                         --------------         --------------
                                         1999        1998        1999      1998
                                         ----        ----        ----      ----
                                                     (in thousands)
Revenue:
  Domestic.......................... $ 33,254    $ 15,912    $ 54,964  $ 30,909
  Europe............................    7,211       5,226      14,823     9,389
                                     --------    --------    --------  --------
  Total Revenue..................... $ 40,465    $ 21,138    $ 69,787  $ 40,298
                                     ========    ========    ========  ========

Operating income (loss):
  Domestic.......................... $ (1,250)   $   (791)   $ (6,999)  $   (72)
  Europe............................      697        (117)      2,571      (860)
                                     --------    --------    --------  --------
  Total operating loss.............. $   (553)   $   (908)   $ (4,428) $   (932)
                                     ========    ========    ========  ========
Identifiable assets:
  Domestic.......................... $ 95,010     $57,925     $95,010  $ 57,925
  Europe............................   17,844      11,669      17,844    11,669
                                     --------    --------    --------  --------
  Total assets...................... $112,854    $ 69,594    $112,854  $ 69,594
                                     ========    ========    ========  ========

     Transfers of $1,375,000 and $1,390,000 for the three months ended June 30, 1999 and 1998, respectively, and of $3,108,000 and $2,438,000 for the six months ended June 30, 1999 and 1998, respectively, from foreign to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

     Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have increased over the last twelve quarters, we experienced fluctuating operating margins during the six months ended June 30, 1999 and during 1998, 1997 and 1996 primarily as a result of increases in staff levels. We expect to continue to increase staffing levels and incur additional associated costs in future periods. If we are unable to achieve corresponding substantial revenue growth, we could suffer operating losses in one or more quarters and may be unable to forecast such losses prior to the end of any given quarter. While we have experienced significant percentage growth in revenues in recent periods, prior percentage revenue growth rates should not be considered as necessarily indicative of future growth rates or operating results. Additionally, there are a number of factors that could materially affect expected revenue and operating results for 1999 and subsequent periods. See "Risk Factors."

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

     Beginning initially in the fourth quarter of 1998 and continuing through the second quarter of 1999, we began to sell our products and services to customers for large scale e-commerce applications. In contrast to earlier periods in which our typical customer transaction involved a stand-alone software license and maintenance, these transactions typically involve multiple software products and services for use by very large numbers of end users across web, wireless and voice communications channels, and often incorporate elements from our
Strategy.com network. These multiple element transactions also often include significant implementation and other consulting work and may also include our providing the customer with hosting services, in which we manage the operation of hosting the customer's specific e-commerce application. Customers often use our products and services in a variety of ways, including internal use, integration with their own products for resale to end users and creation of e-commerce applications. These arrangements typically lead to our recording revenue from multiple sources, including product license fees, product support fees and royalties based on advertising, e-commerce transactions or the resale of solutions that incorporate our software platform.

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

     We license our software through our direct sales force and increasingly through, or in conjunction with, Value Added Resellers (VARs), System Integrators (SIs), and Original Equipment Manufacturers (OEMs). Channel partners accounted for, directly or indirectly, approximately 43.6%, 33.6%, 27.0%, and 9.0% of our revenues for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997 and 1996, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:
                                          Three Months           Six Months
                                         Ended June 30,         Ended June 30,
                                         --------------         --------------
                                        1999        1998        1999      1998
                                        ----        ----        ----      ----
                                           Restated(1)             Restated(1)
Consolidated Statements of
Operations Data:
Revenues:
  Product licenses..................    62.2%       63.7%       59.6%     67.2%
  Product support...................    37.8        36.3        40.4      32.8
                                        ----        ----        ----      ----
  Total revenues....................   100.0       100.0       100.0     100.0
                                       -----       -----       -----     -----

Cost of revenues:
  Product licenses..................     1.4         2.6         1.6       2.7
  Product support...................    19.5        19.5        20.8      18.1
                                        ----        ----        ----      ----

  Total cost of revenues............    20.9        22.1        22.4      20.8
                                        ----        ----        ----      ----

Gross margin........................    79.1        77.9        77.6      79.2
                                        ----        ----        ----      ----

Operating expenses:
  Sales and marketing...............    52.3        56.8        54.3      56.6
  Research and development..........    15.1        13.1        16.0      12.1
  General and administrative........    13.1        12.3        13.7      12.8
                                        ----        ----        ----      ----
  Total operating expenses..........    80.5        82.2        84.0      81.5
                                        ----        ----        ----      ----

Loss from operations................    (1.4)       (4.3)       (6.4)     (2.3)
Interest income (expense), net......     1.5        (0.9)        1.5      (0.9)
Other expense, net..................    (0.0)       (0.2)       ---       (0.1)
Provision for income taxes..........     0.1         0.0         0.6       0.0
                                        ----        ----        ----      ----

Net loss............................    (0.0)%      (5.4)%      (5.5)%    (3.3)%
                                        ====        ====        ====      ====

______________________
(1) See Note 2 of the Notes to Consolidated Financial Statements regarding restatement of 1999, 1998 and 1997 financial statements.


Comparison of Three Months Ended June 30, 1999 and 1998

Revenues

     Total revenues increased to $40.5 million for the three months ended June 30, 1999 from $21.1 million for the three months ended June 30, 1998, representing an increase of 91.4%. Total revenues consist of revenues derived from sales of software product licenses and product support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

     Product License Revenues. Product license revenues increased to $25.2 million for the three months ended June 30, 1999 from $13.5 million for the three months ended June 30, 1998, representing an increase of 87.1%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 62.2% and 63.7% of total revenues for the three months ended June 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $15.3 million for the three months ended June 30, 1999 from $7.7 million for the three months ended June 30, 1998, representing an increase of 99.1%. Product support revenues constituted 37.8% and 36.3% of total revenues for the three months ended June 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold, in conjunction with several large consulting projects during the quarter, as well as an increase in large scale e-commerce applications which require significant implementation and other consulting work. As a result of the above mentioned trends, we expect product support revenues to fluctuate on a period to period basis and vary significantly from the percentage of total revenues achieved in prior quarters.

     International Revenues. International revenues were $7.2 million and $5.2 million for the three months ended June 30, 1999 and 1998, respectively, representing approximately 17.8% and 24.7% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software and shipping paid to third parties. Cost of product license revenues was $0.6 million for both the three months ended June 30, 1999 and 1998, representing 2.2% and 4.1% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased shipping costs due to an increase in the percentage of customers reproducing licenses at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support revenues was $7.9 million and $4.1 million during the three months ended June 30, 1999 and 1998, representing 51.7% and 53.6% of total product support revenues, respectively. The increase in cost of product support revenues was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers. We expect to continue to increase the number of customer education and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $21.1 million and $12.0 million for the three months ended June 30, 1999 and 1998, representing 52.3% and 56.8% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to substantially increase our investment in sales and marketing in order to create better market awareness of the value-added potential of our product suite and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and expendable equipment purchases. Research and development expenses were $6.1 million and $2.8 million for the three months ended June 30, 1999 and 1998, representing 15.1% and 13.1% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product releases. We expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements. During 1998 and for the six months ended June 30, 1999, the costs incurred between the establishment of technological feasibility and general availability of our products were not material and, therefore, have been expensed.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses were $5.3 million and $2.6 million for the three months ended June 30, 1999 and 1998, representing 13.1% and 12.3% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. We expect that general and administrative expenses will continue to increase in the foreseeable future.

     Provision for Income Taxes. We recorded $56,000 of income tax expense for the three months ended June 30, 1999, related to taxes payable in certain foreign jurisdictions where we expect to be profitable in 1999. No tax expense was recorded in 1998. Prior to consummation of the Initial Public Offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated and taxable to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements for any periods prior to consummation of the Initial Public Offering. Our S corporation status terminated shortly prior to consummation of the Initial Public Offering at which time we became subject to federal and state corporate income taxation as a Subchapter C corporation. As a result, we now account for income taxes as a Subchapter C corporation and have adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 did not have a material impact on our operating results.


Comparison of Six Months Ended June 30, 1999 and 1998

Revenues

     Total revenues increased to $69.8 million for the six months ended June 30, 1999 from $40.3 million for the six months ended June 30, 1998, representing an increase of 73.2%.

     Product License Revenues. Product license revenues increased to $41.6 million for the six months ended June 30, 1999 from $27.1 million for the six months ended June 30, 1998, representing an increase of 53.6%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 59.6% and 67.2% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $28.2 million for the six months ended June 30, 1999 from $13.2 million for the six months ended June 30, 1998, representing an increase of 113.3%. Product support revenues constituted 40.4% and 32.8% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold, in conjunction with several large consulting projects during 1999.

     International Revenues. International revenues were $14.8 million and $9.4 million for the six months ended June 30, 1999 and June 30, 1998, representing approximately 21.2% and 23.3% of total revenues, respectively.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues was $1.1 million for both the six months ended June 30, 1999 and 1998, representing 2.6% and 4.0% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased shipping costs due to an increase in the percentage of customers reproducing licenses at their sites.

     Cost of Product Support Revenues. Cost of product support revenues was $14.5 million and $7.3 million for the six months ended June 30, 1999 and 1998, representing 51.5% and 55.1% of total product support revenues, respectively. The increase in cost of product support revenues in 1999 was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers.

     Sales and Marketing Expenses. Sales and marketing expenses were $37.9 million and $22.8 million for the six months ended June 30, 1999 and 1998, representing 54.3% and 56.6% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts.

     Research and Development Expenses. Research and development expenses were $11.1 million and $4.9 million for the six months ended June 30, 1999 and 1998, representing 16.0% and 12.1% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product enhancements.

     General and Administrative Expenses. General and administrative expenses were $9.5 million and $5.2 million for the six months ended June 30, 1999 and 1998, representing 13.7% and 12.8% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods.

     Provision for Income Taxes. We recorded $0.4 million of tax expense for the six months ended June 30, 1999, related to taxes payable in certain foreign jurisdictions where we expect to be profitable in 1999. No tax expense was recorded in 1998.


Liquidity and Capital Resources

     From inception until the Initial Public Offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. We raised $48.2 million, net of expenses, from our Initial Public Offering. On February 10, 1999, we raised an additional $40.1 million, net of expenses, from the sale of 1,585,000 shares of Class A Common Stock. As a result, on June 30, 1999 and December 31, 1998, we had

$34.8 million and $27.5 million of cash and cash equivalents, respectively. Additionally, we had $19.4 million in short-term investments on June 30, 1999.

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

     Our financing activities provided cash of $38.2 million and $41.1 million for the six months ended June 30, 1999 and 1998, respectively. The principal source of cash from financing activities during the six months ended June 30, 1999 was from the additional sale of 1,585,000 share of Class A Common Stock in which we raised $40.1 million, net of expenses. Prior to the sale of Class A Common Stock and the Initial Public Offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into a loan agreement with a commercial bank (the "Business Loan"). The Business Loan, as amended in September 1998, provided for a $5.0 million revolving line of credit for general working capital purposes. In July 1998, we repaid all net borrowings under the Business Loan. On March 26, 1999, we signed an agreement to replace the Business Loan with a $25.0 million revolving line of credit ("Revolving Line"). Borrowings under the Revolving Line will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings. As of June 30, 1999, no amounts were outstanding under the Revolving Line; however, borrowing capacity was reduced by $4.2 million of outstanding letters of credit. In addition, as a result of the restatement to our 1997, 1998 and 1999 financial statements as discussed in Note 2 of the Notes to Consolidated Financial Statements, we would not have been in compliance with all of the covenants contained in the line of credit agreement, therefore we would not have had the right to borrow amounts under the agreement.

     We declared a $10 million dividend to our shareholders prior to the Initial Public Offering. The dividend was paid in the form of notes (the "Dividend Notes") prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the Initial Public Offering. As of June 30, 1999, the entire $10.0 million of the Dividend Notes had been repaid.

     As of June 30, 1999, if our ability to borrow under the line of credit had been restricted as discussed above, additional external financing through credit facilities, sale of additional equity or other financing facilities would be necessary to support our planned investment of significant resources to continue to grow the business and to increase the MicroStrategy brand awareness. There are no assurances that such financing facilities would be available on acceptable terms; however, we believe that our existing cash and cash generated internally by operations would meet our working capital requirements for at least the next 12 months with more modest growth in MicroStrategy and minimal brand awareness expenditures.


Risk Factors

     This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. As of August 16, 1999, the following factors, among others, could cause actual results to differ materially from those indicated by such forward-looking statements.

     For information as of the date of the filing of this Form 10-Q/A regarding risks, uncertainties and other factors that may affect our future performance, please see "Risk Factors" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Limited Operating History; Uncertainty of Future Operating Results

     We began shipping DSS Agent, the first product in our current product family, in 1994, and we introduced many of our other products in 1995. Our limited operating history makes predicting future operating results difficult, if not impossible. We have been operating with net losses, losses from operations and negative cash flows. Although our revenues have grown in recent periods, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.


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

     Our deferred revenue was $16.3 million as of June 30, 1999. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

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

Reliance on Channel Partners

     In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the six months ended June 30, 1999 and for 1998, 1997 and 1996, channel partners accounted directly or indirectly for 43.6%, 33.6%, 27.0% and 9.0% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful.

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

Difficulties Associated with International Operations and Expansion

     International sales accounted for 21.2%, 26.1%, 27.1%, and 11.1% of our total revenue for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully in 1999 and beyond, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

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

                            PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 4,440,000 shares of its Class A Common Stock on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities and Exchange Commission on June 10, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the Initial Public Offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the Initial Public Offering from the sale of Class A Common Stock by the Company and the selling shareholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the Initial Public Offering were approximately $5.1 million, of which $3.7 million was for underwriting discounts and commissions and approximately $1.4 milion was for other expenses. The Company's net proceeds from the Initial Public Offering were approximately $48.2 million. From the Effective Date through June 30, 1999, the Company used $13.6 million of such net proceeds to repay all net borrowings under the Business Loan. In addition, the Company used $10.0 million of such net proceeds to repay all of the borrowings under the Company's $10.0 million Dividend Notes which were issued to certain shareholders of the Company prior to the consummation of the Initial Public Offering. Approximately $9.5 million of the $10.0 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of August 1, 1999 the Company had used all proceeds from the Initial Public Offering to support the growth of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 21, 1999. The following proposals were adopted by the vote specified below:

                                                           Against/      Broker
        Proposal                      For       Withheld   Abstain     Non-Votes
        --------                      ---       --------   -------     ---------

1.  Election of Directors:
      Michael J. Saylor           285,917,958     24,128      --          --
      Sanju K. Bansal             285,917,958     24,128      --          --
      Frank A. Ingari             285,917,958     24,128      --          --
      Jonathan J. Ledecky         285,917,958     24,128      --          --
      Ralph S. Terkowitz          285,917,958     24,128      --          --

2.  Approval of the Company's
    1999 Stock Option Plan        281,055,607  1,218,447    38,694     3,629,338

3.  Ratification of
    PricewaterhouseCoopers LLP as
    Independent Auditors          285,929,730      8,222     4,134        --

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

3.1*    Form of Amended and Restated Certificate of Incorporation of the Company

3.2*    Form of Restated Bylaws of the Company
4.1*    Form of Certificate of Class A Common Stock of the Company
10.1** Credit Agreement between NationsBank, N.A. and the Company dated March 26, 1999
10.2** Modification to Credit Agreement between NationsBank, N.A. and the Company dated July 12, 1999
10.3**  1999 Stock Option Plan of the Company
27.1    Financial Data Schedule
_________________

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 000-24435).

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

                                        MICROSTRATEGY INCORPORATED



                                        By:    /s/ Michael J. Saylor
                                        ----------------------------------------
                                        Michael J. Saylor
                                        President and Chief Executive Officer


                                        By:    /s/ Mark S. Lynch
                                        ----------------------------------------
                                        Mark S. Lynch
                                        Chief Financial Officer



Date:    May 25, 2000

                                INDEX TO EXHIBITS


Exhibit
Number            Description
------            -----------

 3.1*       Form of Amended and Restated Certificate of Incorporation of the
            Company
 3.2*       Form of Restated Bylaws of the Company
 4.1*       Form of Certificate of Class A Common Stock of the Company
10.1**      Credit Agreement between NationsBank, N.A. and the Company dated
            March 26, 1999
10.2**      Modification to Credit Agreement between NationsBank, N.A. and the
            Company dated July 12, 1999
10.3**      1999 Stock Option Plan of the Company
27.1        Financial Data Schedule
_________________

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49899).

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (File No. 000-24435).