Form 10-Q/A
period 1999-09-30
MICROSTRATEGY INC
filed 2000-05-30
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                EXPLANATORY NOTE


     Subsequent to filing a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on February 24, 2000 and amendments thereto, which included the audited financial statements of MicroStrategy Incorporated (the "Company") for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision. Accordingly, the Company has determined to restate its financial statements for the years ended December 31, 1999, 1998 and 1997 and its quarterly financial statements for 1999, 1998 and 1997, including the three and nine month periods ended September 30, 1999 and 1998.

     This Form 10-Q/A includes in Item 1 of Part I such restated financial statements and related notes thereto for the three and nine month periods ended September 30, 1999 and 1998, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I, Item 2 of Part II and
Exhibit 27.1, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

     For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 2 of Part I of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

                           MICROSTRATEGY INCORPORATED
                                   FORM 10-Q/A


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets, September 30, 1999 (unaudited
            and restated) and December 31, 1998 (restated)..............     1

            Consolidated Statements of Operations and Comprehensive
            Income, For the Three Months Ended September 30, 1999 and
            1998 (unaudited and restated)...............................     2

            Consolidated Statements of Operations and Comprehensive
            Income, For the Nine Months Ended September 30, 1999 and
            1998 (unaudited and restated) ..............................     3

            Consolidated Statements of Cash Flows, For the Nine Months
            Ended September 30, 1999 and 1998 (unaudited and restated)..     4

            Notes to Consolidated Financial Statements (unaudited and
            restated)...................................................     5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk..    24

Part II.  OTHER INFORMATION.............................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                    September 30,   December 31,
                                                         1999           1998
                                                         ----           ----
                                                     (unaudited      (restated)
                                                    and restated)
Assets
  Current assets:
   Cash and cash equivalents........................  $ 22,380       $ 27,491
   Short-term investments...........................    21,404             --
   Accounts receivable, net.........................    30,302         25,377
   Prepaid expenses and other current assets........     8,763          7,173
                                                        ------         ------
     Total current assets...........................    82,849         60,041
  Property and equipment, net.......................    29,253         13,773
  Deposits and other assets.........................     2,606          2,757
                                                        ------         ------
     Total assets...................................  $114,708       $ 76,571
                                                      ========       ========
Liabilities and Stockholders' Equity
  Current liabilities:
   Accounts payable and accrued expenses............  $ 14,499       $ 11,464
   Accrued compensation and employee benefits.......     7,593          7,356
   Deferred revenue and advance payments............    20,557         12,302
   Dividend notes payable...........................        --          5,000
                                                        ------         ------
     Total current liabilities......................    42,649         36,122
  Deferred revenue and advance payments.............     3,284            746
  Deferred tax liabilities, net.....................     1,928          1,928
                                                        ------         ------
     Total liabilities..............................    47,861         38,796
                                                        ------         ------
Commitments and contingencies
  Stockholders' equity:
   Preferred Stock, par value $0.001 per share,
     5,000,000 shares authorized, no shares
     issued or outstanding..........................        --             --
   Common Stock, par value $0.001 per share,
     50,000,000 shares authorized, no shares
     issued or outstanding..........................        --             --
   Class A Common Stock, par value $0.001 per share,
     100,000,000 shares authorized, 9,387,915 shares
     issued and outstanding at September 30, 1999;
     5,052,110 shares issued and outstanding at
     December 31, 1998..............................         9              5
   Class B Common Stock, par value $0.001 per share,
     100,000,000 shares authorized, 29,055,465 shares
     issued and outstanding at September 30, 1999;
     30,633,114 shares issued and outstanding at
     December 31, 1998..............................        29             31
   Additional paid-in capital.......................    87,853         42,219
   Accumulated other comprehensive income...........       710            894
   Deferred compensation............................      (963)        (1,164)
   Accumulated deficit..............................   (20,791)        (4,210)
                                                       -------         ------
     Total stockholders' equity.....................    66,847         37,775
                                                       -------         ------
     Total liabilities and stockholders' equity.....  $114,708       $ 76,571
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

                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                           1999         1998
                                                           ----         ----
                                                       (unaudited and restated)
Revenues:
  Product licenses...................................   $ 18,159     $ 15,879
  Product support....................................     17,150       10,081
                                                          ------       ------
     Total revenues..................................     35,309       25,960
Cost of revenues:
  Product licenses...................................        844          586
  Product support....................................      9,023        4,658
                                                          ------       ------
     Total cost of revenues..........................      9,867        5,244
                                                          ------       ------
Gross margin.........................................     25,442       20,716
                                                          ------       ------
Operating expenses:
  Sales and marketing................................     24,324       12,926
  Research and development...........................      8,082        3,218
  General and administrative.........................      6,243        2,941
                                                          ------       ------
     Total operating expenses........................     38,649       19,085
                                                          ------       ------
(Loss) income from operations........................    (13,207)       1,631
Interest income......................................        594          551
Interest expense.....................................         --         (120)
Other expense, net...................................         (6)          (7)
                                                          ------       ------
(Loss) income before income taxes....................    (12,619)       2,055
Provision for income taxes...........................        155           --
                                                          ------       ------
Net (loss) income ...................................   $(12,774)    $  2,055
                                                        ========     ========

Other comprehensive income:
  Foreign currency translation adjustment............        534          332
  Unrealized gain on investments, net of tax.........          3           --
                                                          ------       ------
Comprehensive (loss) income..........................   $(12,237)    $  2,387
                                                        ========     ========

Basic net (loss) income per share....................   $  (0.33)    $   0.06
                                                        ========     ========
Weighted average shares outstanding used in
  computing basic net (loss) income per share........ 38,361,338   35,543,737
                                                      ==========   ==========
Diluted net (loss) income per share..................   $  (0.33)    $   0.05
                                                        ========     ========
Weighted average shares outstanding used in
  computing diluted net (loss) income per share...... 38,361,338   40,881,728
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

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           1999         1998
                                                           ----         ----
                                                       (unaudited and restated)
Revenues:
  Product licenses...................................   $ 59,754    $  42,962
  Product support....................................     45,342       23,296
                                                         -------       ------
     Total revenues..................................    105,096       66,258
                                                         -------       ------
Cost of revenues:
  Product licenses...................................      1,927        1,676
  Product support....................................     23,538       11,934
                                                          ------       ------
     Total cost of revenues..........................     25,465       13,610
                                                          ------       ------
Gross margin.........................................     79,631       52,648
                                                          ------       ------
Operating expenses:
  Sales and marketing................................     62,243       35,759
  Research and development...........................     19,231        8,086
  General and administrative.........................     15,792        8,104
                                                          ------        -----
     Total operating expenses........................     97,266       51,949
                                                          ------       ------
(Loss) income from operations........................    (17,635)         699
Interest income......................................      1,769          682
Interest expense.....................................       (143)        (621)
Other expense, net...................................         26          (31)
                                                          ------       ------
(Loss) income before income taxes....................    (15,983)         729
Provision for income taxes...........................        598           --
                                                          ------       ------
Net (loss) income....................................   $(16,581)     $   729
                                                        ========      =======

Other comprehensive (loss) income:
  Foreign currency translation adjustment............        (70)         395
  Unrealized loss on investments, net of tax.........        (71)          --
                                                          ------       ------
Comprehensive (loss) income..........................   $(16,722)     $ 1,124
                                                        ========      =======

Basic net (loss) income per share....................   $  (0.44)     $  0.02
                                                        ========      =======
Weighted average shares outstanding used in
  computing basic net (loss) income per share........ 37,710,230   32,771,485
                                                      ==========   ==========
Diluted net (loss) income per share..................   $  (0.44)     $  0.02
                                                        ========      =======
Weighted average shares outstanding used in
  computing diluted net (loss) income per share...... 37,710,230   37,936,672
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

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                              -------------
                                                            1999         1998
                                                            ----         ----
                                                        (unaudited and restated)
Operating activities:
  Net (loss) income..................................... $(16,581)     $   729
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
  Depreciation and amortization.........................    4,902        2,045
  Provision for doubtful accounts.......................    1,039          150
  Amortization of deferred compensation.................      201          163
Changes in operating assets and liabilities:
  Accounts receivable...................................   (6,045)      (9,142)
  Prepaid expenses and other current assets.............   (1,670)        (938)
  Accounts payable and accrued expenses, compensation
    and benefits........................................    3,691         (545)
  Deferred revenue......................................   10,914        1,500
  Deposits and other assets.............................     (377)         (48)
                                                           ------       ------
     Net cash used in operating activities..............   (3,926)      (6,086)
Investing activities:
  Acquisition of property and equipment.................  (20,078)      (6,144)
  Purchase of short-term investments....................  (24,492)          --
  Maturities of short-term investments..................    3,000           --
                                                           ------       ------
     Net cash used in investing activities..............  (41,570)      (6,144)
Financing activities:
  Proceeds from sale of Class A Common Stock and
    exercise of stock options, net of offering costs....   45,624       48,797
  Repayments on short-term line of credit, net..........       --       (4,508)
  Payments of dividend notes payable....................   (5,000)      (2,500)
  Proceeds from issuance of notes payable...............       --          862
  Principal payments on notes payable...................       --       (4,211)
                                                           ------       ------
     Net cash provided by financing activities..........   40,624       38,440
Effect of foreign exchange rate changes on cash and
  cash equivalents......................................     (239)         152
                                                           ------       ------
Net (decrease) increase in cash and cash equivalents....   (5,111)      26,362
Cash and cash equivalents, beginning of year............   27,491        3,506
                                                           ------       ------
Cash and cash equivalents, end of period................ $ 22,380     $ 29,868
                                                         ========     ========

Supplemental disclosure of noncash investing and
financing activities:
  Unrealized loss on investments........................ $    114     $     --
                                                         ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest................ $     87     $    576
                                                         ========     ========
  Cash paid during the year for income taxes............ $  2,113     $  1,330
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

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 13, 2000 as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2) Restatement of Financial Statements

     Subsequent to the filing of a registration statement on Form S-3 with the SEC which included the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997, the Company became aware that its reported revenues and operating result with respect to 1999, 1998 and 1997 required revision.

     As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements, these revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. Additionally, these revisions include the effects of changes in the reporting periods when revenue from certain contracts is recognized. In the course of reviewing its revenue recognition on various transactions, the Company became aware that, in certain instances, the Company had recorded revenue on certain contracts in one reporting period where customer signature and delivery had been completed, but where the contract may not have been fully executed by the Company in that reporting period. The Company subsequently reviewed license agreements executed near the end of the quarters ended September 30, 1999 and 1998 and the years ended December 31, 1999, 1998 and 1997 and determined that revisions to its reported revenues were necessary. The total effect of all revisions to revenue was to reduce revenues by $19.2 million and $1.1 million for the quarters ended September 30, 1999 and 1998 and by $30.9 million and $4.4 million for the nine months ended September 30, 1999 and 1998.

     The Company also made certain revisions to its balance sheet as of September 30, 1999. We reduced fixed assets by approximately $5.3 million, net of the decrease in depreciation, in order to record software received for resale and software acquired for internal use in barter transactions at the book value of our assets surrendered in the exchange. Approximately $5.0 million of the reduction in fixed assets is a reduction in revenue, as restated. Of this amount, no revenue will be recorded unless this software is resold. Additionally, the Company also made certain revisions to its balance sheet as of December 31, 1999. These revisions are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements.

     Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands):


                                       Three Months Ended    Three Months Ended
                                       September 30, 1999    September 30, 1998
                                       ------------------    ------------------
                                          As                    As
                                       Reported  Restated    Reported  Restated
                                       --------  --------    --------  --------
Statements of Operations Data
Revenue:
  Product licenses.................    $ 38,219  $ 18,159    $ 16,949  $ 15,879
  Product support..................      16,336    17,150      10,065    10,081
Income (loss) from operations......       5,531   (13,207)      2,685     1,631
Provision for income taxes.........       2,325       155       1,181        --
Net income (loss)..................       3,794   (12,774)      1,928     2,055
Net income (loss) per share:
  Basic............................    $   0.10  $  (0.33)   $   0.05  $   0.06
  Diluted..........................    $   0.09  $  (0.33)   $   0.05  $   0.05

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 1999    September 30, 1998
                                        ------------------    ------------------
                                           As                    As
                                        Reported  Restated    Reported  Restated
                                        --------  --------    --------  --------
Statements of Operations Data
Revenue:
  Product licenses.................    $ 92,400  $ 59,754    $ 47,476  $ 42,962
  Product support..................      43,577    45,342      23,223    23,296
Income (loss) from operations......      12,645   (17,635)      5,140       699
Provision for income taxes.........       5,433       598       1,758        --
Net income (loss)..................       8,864   (16,581)      3,412       729
Net income (loss) per share:
  Basic............................    $   0.24  $  (0.44)   $   0.10  $   0.02
  Diluted..........................    $   0.21  $  (0.44)   $   0.09  $   0.02

                                        September 30, 1999    December 31, 1998
                                        ------------------    -----------------
                                           As                    As
                                        Reported  Restated    Reported  Restated
                                        --------  --------    --------  --------
Balance Sheet Data
Accounts receivable, net...........    $ 54,587  $ 30,302    $ 33,054  $ 25,377
Prepaid expenses and other current
  assets...........................       5,004     8,763       2,914     7,173
Long-term accounts receivable......          --        --       2,700        --
Accounts payable and accrued
  expenses.........................      15,890    14,499      11,904    11,464
Deferred revenue and advance payments
  (current and non-current)........      11,296    23,841      11,478    13,048
Deferred tax liabilities, net......         671     1,928         671     1,928
Deferred compensation..............      (1,755)     (963)     (2,098)   (1,164)
Retained earnings (deficit)........      14,093   (20,791)      5,229    (4,210)


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


(7) Commitments

     In September 1999, the Company entered into a commitment to purchase $16.0 million of computer equipment, software, consulting services and marketing over the twelve month period ending September 2000.


(8) Net (Loss) Income Per Share

     Basic net (loss) income per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net
(loss) income per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. The Company's net (loss) income per share calculation for basic and diluted is based on the weighted average common shares outstanding. Reconciliations of the basic net
(loss) income per share and diluted net (loss) income per share computations for the three and nine month periods ended September 30, 1999 and 1998 are as follows:


                                       Three Months             Nine Months
                                    Ended September 30,      Ended September 30,
                                    -------------------      -------------------
                                     1999         1998         1999       1998
                                     ----         ----         ----       ----
                                 (in thousands, except share and per share data)
Net (loss) income...........     $(12,774)    $ 2,055     $(16,581)     $   729
Basic net (loss) income per
share:
  Weighted average common
    shares outstanding......   38,361,338  35,543,737   37,710,230   32,771,485
                               ==========  ==========   ==========   ==========
Basic net (loss) income per
  share ....................     $  (0.33)   $  0.06      $  (0.44)     $  0.02
                                 =========  ========      =========     =======
Diluted net (loss) income per
share:
  Weighted average common
    shares outstanding......   38,361,338  35,543,737   37,710,230   32,771,485
  Dilutive impact of common
    shares issuable upon
    exercise of stock options
    and warrants............           --   5,337,991           --    5,165,187
                                =========   =========    =========    =========
  Weighted average common
    shares assuming
    dilution................   38,361,338  40,881,728   37,710,230   37,936,672
                               ==========  ==========   ==========   ==========

Diluted net (loss) income per
share.......................     $  (0.33)   $  0.05      $  (0.44)     $  0.02
                                 ========    =======      ========      =======

     Employee stock options of 6,195,369 and warrants of 57,000 for the three and nine month periods ended September 30, 1999 have been excluded from the net loss per share calculation because their effect would be anti-dilutive. During the three and nine month periods ended September 30, 1998, there were no stock options excluded from the net income per share calculation because none were anti-dilutive.


(9)   Segment Information

     The following table presents a summary of operations by geographic region, including eliminations of all significant intercompany transactions:

                                Three Months                 Nine Months
                             Ended September 30,          Ended September 30,
                             -------------------          -------------------
                             1999           1998           1999         1998
                             ----           ----           ----         ----
                                              (in thousands)
Revenue:
  Domestic.................. $ 24,873     $ 19,516      $ 79,837      $ 50,425
  Europe....................   10,436        6,444        25,259        15,833
                             --------     --------      --------      --------
   Total revenue............ $ 35,309     $ 25,960      $105,096      $ 66,258
                             ========     ========      ========      ========

Operating (loss) income:
  Domestic.................. $(15,323)    $    514      $(22,322)     $    442
  Europe....................    2,116        1,117         4,687           257
                             --------     --------      --------      --------
   Total operating (loss)
     income................  $(13,207)    $  1,631      $(17,635)     $    699
                             ========     ========      ========      ========

Identifiable assets:
  Domestic.................  $ 92,691     $ 54,898       $ 92,691     $ 54,898
  Europe...................    22,017       14,565         22,017       14,565
                             --------     --------       --------     --------
   Total assets............  $114,708     $ 69,463       $114,708     $ 69,463
                             ========     ========       ========     ========

     Transfers of $2,404,000 and $1,626,000 for the three month periods ended September 30, 1999 and 1998, respectively, and of $5,512,000 and $4,064,000 for the nine month periods ended September 30, 1999 and 1998, respectively, from foreign to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

     Our revenues historically have been derived from two principal sources, fees for product licenses and fees for maintenance, technical support, education and consulting services, which we refer to collectively as product support and other services. We recognize revenue in accordance with Statement of Position (''SOP'') 97-2, ''Software Revenue Recognition,'' as amended by SOP 98-4, ''Deferral of the Effective Date of a Provision of SOP 97-2'' and SOP 98-9, ''Modification of SOP 97-2, Software Revenue Recognition,'' and SOP 81-1, ''Accounting for Performance of Construction-Type and Certain Production-Type Contracts,'' as applicable.

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

     Beginning initially in the fourth quarter of 1998 and continuing through the third quarter of 1999, we began to sell our products and services to customers for large scale e-commerce applications. In contrast to earlier periods in which our typical customer transaction involved a stand-alone software license and maintenance, these transactions typically involve multiple software products and services for use by very large numbers of end users across web, wireless and voice communications channels, and often incorporate elements from our Strategy.com network. These multiple element transactions also often include significant implementation and other consulting work and may also include our providing the customer with hosting services, in which we manage the operation of hosting the customer's specific e-commerce application. Customers often use our products and services in a variety of ways, including internal use, integration with their own products for resale to end users and creation of e-commerce applications. These arrangements typically lead to our recording revenue from multiple sources, including product license fees, product support fees and royalties based on advertising, e-commerce transactions or the resale of solutions that incorporate our software platform.

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

     This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words ''believes,'' ''anticipates,'' ''plans,'' ''expects,'' and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual results to differ materially from those indicated by such forward- looking statements.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                      Three Months              Nine Months
                                    Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                     1999        1998         1999        1998
                                     ----        ----         ----        ----
                                        Restated(1)             Restated(1)
Consolidated Statements of
Operations Data:
Revenues:
  Product licenses................   51.4%       61.2%        56.9%       64.8%
  Product support.................   48.6        38.8         43.1        35.2
                                    -----       -----        -----       -----
   Total revenues.................  100.0       100.0        100.0       100.0
                                    -----       -----        -----       -----
Cost of revenues:
  Product licenses................    2.4         2.3          1.8         2.5
  Product support.................   25.5        17.9         22.4        18.0
                                    -----       -----        -----       -----
   Total cost of revenues.........   27.9        20.2         24.2        20.5
                                    -----       -----        -----       -----
Gross margin......................   72.1        79.8         75.8        79.5
                                    -----       -----        -----       -----
Operating expenses:
  Sales and marketing.............   68.9        49.8         59.2        54.0
  Research and development........   22.9        12.4         18.3        12.2
  General and administrative......   17.7        11.3         15.0        12.2
                                    -----       -----        -----       -----
   Total operating expenses.......  109.5        73.5         92.5        78.4
                                    -----       -----        -----       -----
(Loss) income from operations.....  (37.4)        6.3        (16.7)        1.1
Interest income (expense), net....    1.7         1.6          1.5         0.1
Other expense, net................     --          --           --        (0.1)
Provision for income taxes........    0.4         0.0          0.6         0.0
                                    -----       -----        -----       -----
Net (loss) income.................  (36.1)%       7.9%       (15.8)%       1.1%
                                    =====       =====       ======       =====

______________________
(1) See Note 2 of the Notes to Consolidated Financial Statements regarding restatement of 1999, 1998 and 1997 financial statements.

Comparison of Three Months Ended September 30, 1999 and 1998

  Revenues

     Total revenues increased to $35.3 million for the three months ended September 30, 1999 from $26.0 million for the three months ended September 30, 1998, representing an increase of 36.0%. Total revenues consist of revenues derived from sales of software product licenses and product support. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods.

     Product License Revenues. Product license revenues increased to $18.2 million for the three months ended September 30, 1999 from $15.9 million for the three months ended September 30, 1998, representing an increase of 14.4%. The increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 51.4% and 61.2% of total revenues for the three months ended September 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $17.2 million for the three months ended September 30, 1999 from $10.1 million for the three months ended September 30, 1998, representing an increase of 70.1%. Product support revenues constituted 48.6% and 38.8% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold, in conjunction with several large consulting projects during the quarter, as well as an increase in large-scale e-commerce applications which require significant implementation and other consulting work. As a result of the above mentioned trends, we expect product support revenues to fluctuate on a period to period basis and vary significantly from the percentage of total revenues achieved in prior quarters.

     International Revenues. International revenues were $10.4 million and $6.4 million for the three months ended September 30, 1999 and 1998, respectively, representing approximately 29.6% and 24.8% of total revenues, respectively. We opened sales offices in Australia, Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998.

  Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues was $0.8 million and $0.6 million for the three months ended September 30, 1999 and 1998, representing 4.6% and 3.7% of total product license revenues, respectively. The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues will continue to increase as product license revenues increase, but decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support Revenues. Cost of product support revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support revenues was $9.0 million and $4.7 million during the three months ended September 30, 1999 and 1998, representing 52.6% and 46.2% of total product support revenues, respectively. The increase in cost of product support revenues was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers. The total cost of product support revenues increased as a percentage of product support revenues due to the increased use of third parties to perform consulting services and an increase in consulting services at lower margins. We expect to continue to increase the number of customer education and implementation consultants in the future, as well as technical support personnel. To the extent that our product support revenues do not increase at anticipated rates, the hiring of additional consultants and technical support personnel could increase the cost of product support revenues as a percentage of product support revenues.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs. Sales and marketing expenses were $24.3 million and $12.9 million for the three months ended September 30,

1999 and 1998, representing 68.9% and 49.8% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts. We believe that it is critically important to gain market share among high-end customers. We have invested and will continue to substantially increase our investment in sales and marketing in order to create better market awareness of the value-added potential of our product suite and to seek to acquire market share.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and expendable equipment purchases. Research and development expenses were $8.1 million and $3.2 million for the three months ended September 30, 1999 and 1998, representing 22.9% and 12.4% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product releases. We expect that research and development expenses will continue to increase as we continue to invest in developing new products, applications and product enhancements. During 1998 and for the nine months ended September 30, 1999, no costs were capitalized as the establishment of technological feasibility and general release of such software had substantially coincided.

     General and Administrative Expenses. General and administrative expenses include the personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses were $6.2 million and $2.9 million for the three months ended September 30, 1999 and 1998, representing 17.7% and 11.3% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods. We expect that general and administrative expenses will continue to increase in the foreseeable future.

     Provision for Income Taxes. We recorded income tax expense of $0.2 million for the three months ended September 30, 1999, related to taxes payable in certain foreign jurisdictions where we expect to be profitable in 1999. No tax expense was recorded in 1998. Prior to the initial public offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to June 1998, when we converted to a C corporation.


Comparison of Nine Months Ended September 30, 1999 and 1998

  Revenues

     Total revenues increased to $105.1 million for the nine months ended September 30, 1999 from $66.3 million for the nine months ended September 30, 1998, representing an increase of 58.6%.

     Product License Revenues. Product license revenues increased to $59.8 million for the nine months ended September 30, 1999 from $43.0 million for the nine months ended September 30, 1998, representing an increase of 39.1%. The significant increase in product license revenues was due to growing market acceptance of our software products and continued expansion of our sales and marketing organization. Product license revenues constituted 56.9% and 64.8% of total revenues for the nine months ended September 30, 1999 and 1998, respectively.

     Product Support Revenues. Product support revenues increased to $45.3 million for the nine months ended September 30, 1999 from $23.3 million for the nine months ended September 30, 1998, representing an increase of 94.6%. Product support revenues constituted 43.1% and 35.2% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The increase in product support revenues was primarily due to the increase in product licenses sold.

     International Revenues. International revenues were $25.3 million and $15.8 million for the nine months ended September 30, 1999 and 1998, representing approximately 24.0% and 23.9% of total revenues, respectively.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues was $1.9 million and $1.7 million for the nine months ended September 30, 1999 and 1998, representing 3.2% and 3.9% of total product license revenues, respectively.

The decrease in total cost of product license revenues as a percentage of total product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing licenses at their sites.

     Cost of Product Support Revenues. Cost of product support revenues was $23.5 million and $11.9 million for the nine months ended September 30, 1999 and 1998, representing 51.9% and 51.2% of total product support revenues, respectively. The increase in cost of product support revenues in 1999 was primarily due to the increase in product licenses sold and, thus, an increase in the number of personnel providing consulting, education, and technical support to customers.

     Sales and Marketing Expenses. Sales and marketing expenses were $62.2 million and $35.8 million for the nine months ended September 30, 1999 and 1998, representing 59.2% and 54.0% of total revenues, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned and increased promotional activities, trade show participation and general marketing efforts.

     Research and Development Expenses. Research and development expenses were $19.2 million and $8.1 million for the nine months ended September 30, 1999 and 1998, representing 18.3% and 12.2% of total revenues, respectively. The increase in research and development expenses was primarily due to additional hiring of research and development personnel and continued development of new products and product enhancements.

     General and Administrative Expenses. General and administrative expenses were $15.8 million and $8.1 million for the nine months ended September 30, 1999 and 1998, representing 15.0% and 12.2% of total revenues, respectively. The increase in general and administrative expenses was primarily the result of increased staff levels and related costs associated with the growth of our business during these periods.

     Provision for Income Taxes. The Company's effective tax rate was 38.0% for the nine months ended September 30, 1999. For the nine months ended September 30, 1999 we recorded income tax expense of $0.6 million, related to taxes payable in certain foreign jurisdictions where we expect to be profitable in 1999. No tax expense was recorded in 1998.


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

     Cash used in operations was $3.9 million and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in operations during the nine months ended September 30, 1999 compared to the same period in 1998 was primarily attributable to an increase in net income.

     Cash used in investing activities was $41.6 and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used in investing activities during the nine months ended September 30, 1999 compared to the same period in 1998 reflected purchases of short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com, which is a personal intelligence network that delivers personalized information via Internet, telephone and wireless devices. We expect to continue to aggressively invest in capital expenditures to support the growth of the Company.

     Our financing activities provided cash of $40.6 million and $38.4 million for the nine months ended September 30, 1999 and 1998, respectively. The principal source of cash from financing activities during the nine months ended September 30, 1999 was from the additional sale of 1,585,000 shares of Class A Common Stock in which we raised $40.1 million, net of expenses. Prior to the sale of Class A Common Stock and the initial public offering, our principal source of cash from financing activities was net borrowings from commercial lending institutions. During December 1996, we entered into a loan agreement with a commercial bank. In July 1998, we repaid all net borrowings under the business loan. On March 26, 1999, we signed a $25.0 million revolving line of credit. Borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR plus 1.0% to 1.75%, depending upon the ratio of funded debt to earnings. As of September

30, 1999, no amounts were outstanding under the Revolving Line; however, borrowing capacity was reduced by $2.8 million of outstanding letters of credit. In addition, as a result of the restatement to our 1997, 1998 and 1999 financial statements as discussed in Note 2 of the Notes to Consolidated Financial Statements, we would not have been in compliance with all of the covenants contained in the line of credit agreement, therefore we would not have had the right to borrow amounts under the agreement.

     We declared a $10 million dividend to our shareholders prior to the initial public offering. The dividend was paid in the form of notes prior to the termination of our S corporation election, which occurred immediately prior to the consummation of the initial public offering. As of September 30, 1999, the entire $10.0 million of the dividend notes had been repaid.

     Also in September 1999, we entered into a commitment to purchase $16.0 million of computer equipment, software, consulting services and marketing over the twelve month period ending September 2000.

     In November 1999, we signed a three year master lease agreement to lease computer equipment. The lease bears interest at a rate equal to interest on U.S. treasury notes with equivalent terms as in the lease plus 1.5%. We anticipate that we will lease up to $20,000,000 in computer equipment over the term of the agreement. Future draw downs and interest rates under the lease agreement are subject to our credit worthiness. If the lessor deems our credit unworthy, we may not be able to lease equipment under the agreement.

     As of September 30, 1999, if our ability to borrow under the line of credit had been restricted as discussed above, additional external financing through credit facilities, sale of additional equity or other financing facilities would be necessary to support our planned investment of significant resources to continue to grow the business and to increase the MicroStrategy brand awareness. There are no assurances that such financing facilities would be available on acceptable terms; however, we believe that our existing cash and cash generated internally by operations would meet our working capital requirements for at least the next 12 months with more modest growth in MicroStrategy and minimal brand awareness expenditures.


Risk Factors

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements. These statements are based on expectations as of November 15, 1999 and actual results could differ significantly. As of November 15, 1999, the following factors, among others, could cause actual results to differ from these statements.

     For information as of the date of the filing of this Form 10-Q/A regarding risks, uncertainties and other factors that may affect our future performance, please see "Risk Factors" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

Limited Operating History; Uncertainty of Future Operating Results

     We began shipping MicroStrategy Agent, the first product in our current product family, in 1994, and we introduced many of our other products in 1995. Our limited operating history makes predicting future operating results difficult, if not impossible. In addition, we have been operating with net losses, losses from operations and negative cash flows. Although our revenues have grown in recent periods, we cannot be certain that we will sustain or increase our revenues or improve our operating results in the future.

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

     Our deferred revenue was $23.8 million as of September 30, 1999. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

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

    Our most direct competitors provide:

     . E-business products (business to business and business to consumer);

     . CRM (customer relationship management) products;

     . E-commerce transaction systems (business to business and business to consumer);

     . Business intelligence products;

     . Internet and wireless information networks and portals;

     . Vertical Internet portals and information networks; and

     . Wireless communications and wireless access protocol (WAP) enabled products.

    Each of these market segments are discussed more fully below.

     E-Business Products. In the e-business market, BroadVision, E.piphany, Vignette, Net.Perceptions, Broadbase, Art Technology Group (ATG), Engage, and Personify all provide products that compete directly or indirectly with our Intelligent E-Business product line. Many of these companies provide alternatives to our technology for adding intelligence and personalization to e-commerce applications. One example is the use of customer information (e.g., past purchases, click stream, explicit preferences, or actions in a peer group) as the basis for driving a personalized e-commerce experience that targets customers with offers and interactions to which they are likely to respond.

     CRM (customer relationship management) products. Companies that deliver CRM alone or in conjunction with e-commerce applications, such as BroadVision, E.piphany, Vignette, and Siebel, compete with our Intelligent E-Business products.

     E-Commerce Transaction Systems. Products that support e-commerce transactions, such as those provided by Microsoft, IBM, Netscape (recently acquired by American Online), BroadVision, Open Market, InterWorld, and Oracle could provide competition to MicroStrategy. These products have the potential to extend their capabilities to use customer information as the basis for generating targeted, personalized product offers, which compete our products.

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

     Internet and wireless information networks and portals. Web portals and information networks such as Microsoft Network (MSN), Yahoo, Excite, and America Online, offer an array of information (e.g., Finance, Sports, News, Weather) that is similar to information provided by Strategy.com. Strategy.com seeks to differentiate itself by 1) providing a greater level of personalization, 2) allowing users to receive the precise information they want across the broadest range of information delivery devices (e.g., via email, wireless phone, pager, WAP, fax, personal digital assistants such as the Palm VII, and voice via telephone), and 3) partnering with financial institutions, device manufacturers, Internet companies, communication carriers and media companies, dot com's, and wireless companies, to embed Strategy.com information services as an ingredient in their own offerings. One or more of these companies, however, could expand their offerings and reduce our differentiation in these three areas.

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

Reliance on Channel Partners

     In addition to our direct sales force, we rely on channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the nine months ended September 30, 1999 and for 1998, 1997 and 1996, channel partners accounted directly or indirectly for 38.5%, 33.6%, 27.0% and 9.0% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful.

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

Difficulties Associated with International Operations and Expansion

     International sales accounted for 24.0%, 26.1%, 27.1%, and 11.1% of our total revenue for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997, and 1996, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results or financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth. Nor can we be sure that we will be able to maintain or increase international market demand for our products.

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

                           Part II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    None

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     The Company sold 4,440,000 shares of its Class A Common Stock on June 16, 1998 pursuant to a Registration Statement on Form S-1 (Registration No. 333-49899), which was declared effective by the Securities and Exchange Commission on June 10, 1998. Certain stockholders of the Company sold an aggregate of 160,000 shares of Class A Common Stock pursuant to such registration statement. The managing underwriters of the initial public offering were Merrill Lynch & Co., Hambrecht & Quist, and Friedman, Billings, Ramsey & Co., Inc. The aggregate gross proceeds raised in the initial public offering from the sale of Class A Common Stock by the Company and the selling shareholders were $53.3 million and $1.9 million, respectively. The Company's total expenses in connection with the initial public offering were approximately $5.1 million, of which $3.7 million was for underwriting discounts and commissions and approximately $1.4 million was for other expenses. The Company's net proceeds from the initial public offering were approximately $48.2 million. From the effective date through September 30, 1999, the Company used $13.6 million of such net proceeds to repay all net borrowings under the business loan. In addition, the Company used $10.0 million of such net proceeds to repay all of the borrowings under the Company's $10.0 million dividend notes which were issued to certain shareholders of the Company prior to the consummation of the initial public offering. Approximately $9.5 million of the $10.0 million dividend payment was paid to certain officers, directors and 10% shareholders of the Company. As of September 30, 1999 the Company had used all proceeds from the initial public offering for general corporate purposes to support the growth of the Company.

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