Form 10-Q
period 2000-06-30
MICROSTRATEGY INC
filed 2000-08-15
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      OR

  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                       Commission File Number 000-24435

                          MICROSTRATEGY INCORPORATED
            (Exact name of registrant as specified in its charter)


                                   Delaware
                           (State of incorporation)

                    8000 Towers Crescent Drive, Vienna, VA
                   (Address of Principal Executive Offices)

                                     22182
                                  (Zip Code)

                                  51-0323571
                               (I.R.S. Employer
                            Identification Number)


      Registrant's telephone number, including area code: (703) 848-8600

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   |X|    No   |_|

    The number of shares of the registrant's Class A common stock and Class B common stock outstanding on August 1, 2000 was 24,749,285 and 55,164,115, respectively.

                          MICROSTRATEGY INCORPORATED

                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                       Page
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


        Consolidated Balance Sheets as of June 30, 2000 (unaudited)
        and December 31, 1999.........................................  1

        Consolidated Statements of Operations For the Three Months
        Ended June 30, 2000 and 1999 (unaudited)......................  2

        Consolidated Statements of Operations For the Six Months Ended
        June 30, 2000 and 1999 (unaudited) ...........................  3

        Consolidated Statements of Cash Flows For the Six Months Ended
        June 30, 2000 and 1999 (unaudited)............................  4

        Notes to Consolidated Financial Statements (unaudited)........  5


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................... 13


Item 3. Quantitative and Qualitative Disclosures About Market Risk.... 35


PART II.OTHER INFORMATION


Item 1. Legal Proceedings............................................. 36

Item 2. Changes in Securities and Use of Proceeds..................... 36

Item 4. Submission of Matters to a Vote of Security Holders........... 37

Item 6. Exhibits and Reports on Form 8-K.............................. 38

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MICROSTRATEGY INCORPORATED

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                         June 30,   December 31,
                                                           2000         1999
                                                           ----         ----
                                                        (unaudited)
Assets
  Current assets:
    Cash and cash equivalents.......................... $ 93,823      $ 25,941
    Restricted cash....................................   28,600           ---
    Short-term investments.............................    6,208        42,418
    Accounts receivable, net...........................   40,716        37,586
    Prepaid expenses and other current assets..........   16,041        15,461
                                                        --------      --------
     Total current assets..............................  185,388       121,406
  Property and equipment, net..........................   54,154        30,594
  Intangible assets, net of accumulated amortization of
    $8,651 and $503, respectively......................   43,078        47,154
  Deposits and other assets............................    5,057         4,214
                                                        --------      --------
     Total assets...................................... $287,677      $203,368
                                                        ========      ========
Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable and accrued expenses.............. $ 46,656      $ 15,357
    Accrued compensation and employee benefits.........   16,025        14,912
    Deferred revenue and advance payments..............   69,262        38,028
                                                        --------      --------
     Total current liabilities.........................  131,943        68,297
  Deferred revenue and advance payments................   10,611        33,255
  Other long-term liabilities..........................    2,710           ---
                                                        --------      --------
     Total liabilities.................................  145,264       101,552
                                                        --------      --------
  Commitments and contingencies
  Series A convertible preferred stock, par value
    $0.001 per share, 18 shares authorized, 13 shares
    issued and outstanding ............................  119,794           ---
  Stockholders' equity:
    Preferred stock undesignated, par value $0.001 per
      share, 4,982 shares authorized; no shares issued
      or outstanding ..................................      ---           ---
    Class A common stock, par value $0.001 per share,
      330,000 shares authorized; 24,680 and 22,384
      shares issued and outstanding, respectively......       25            22
    Class B common stock, par value $0.001 per share,
      165,000 shares authorized; 55,164 and 55,867
      shares issued and outstanding, respectively......       55            56
    Additional paid-in capital.........................  145,987       138,943
    Accumulated other comprehensive income.............      256         1,643
    Deferred compensation..............................     (759)         (895)
    Accumulated deficit................................ (122,945)      (37,953)
                                                        --------      --------
     Total stockholders' equity........................  142,413       101,816
                                                        --------      --------
     Total liabilities and stockholders' equity........ $287,677      $203,368
                                                        ========      ========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          MICROSTRATEGY INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Three Months Ended June 30, 2000 and 1999
                    (in thousands, except per share data)

                                                          Three Months Ended
                                                                June 30,
                                                           2000         1999
                                                           ----         ----
                                                        (unaudited)  (unaudited)
Revenues:
  Product licenses..................................... $ 21,829      $ 25,177
  Product support and other services...................   28,515        15,288
                                                        --------      --------
    Total revenues.....................................   50,344        40,465
Cost of revenues:
  Product licenses.....................................      392           563
  Product support and other services...................   21,776         7,906
                                                        --------      --------
    Total cost of revenues.............................   22,168         8,469
                                                        --------      --------
Gross profit...........................................   28,176        31,996
                                                        --------      --------
Operating expenses:
  Sales and marketing..................................   38,343        21,125
  Research and development.............................   15,813         6,088
  General and administrative...........................   17,385         5,316
  Amortization of intangible assets....................    4,242            20
                                                        --------      --------
    Total operating expenses...........................   75,783        32,549
                                                        --------      --------
Loss from operations...................................  (47,607)         (553)
Interest income........................................      441           671
Interest expense.......................................       (7)          (51)
Other expense, net.....................................   (4,969)          (14)
                                                        --------      --------
(Loss) income before income taxes......................  (52,142)           53
Provision for income taxes.............................      ---            56
                                                        --------      --------
Net loss............................................... $(52,142)     $     (3)
                                                        --------      --------

Accrued preferred stock dividends...................... $   (312)     $    ---
Beneficial conversion feature.......................... $(19,375)     $    ---
                                                        --------      --------

Net loss attributable to common stockholders........... $(71,829)     $     (3)
                                                        ========      ========

Basic and diluted net loss per share................... $  (0.90)     $  (0.00)
                                                        ========      ========
Weighted average shares used in computing basic and
diluted net loss per share.............................   79,757        76,052
                                                        ========      ========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          MICROSTRATEGY INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Six Months Ended June 30, 2000 and 1999
                    (in thousands, except per share data)


                                                           Six Months Ended
                                                                June 30,
                                                           2000         1999
                                                           ----         ----
                                                        (unaudited)  (unaudited)
Revenues:
  Product licenses..................................... $ 47,840      $ 41,595
  Product support and other services...................   53,119        28,192
                                                        --------      --------
    Total revenues.....................................  100,959        69,787
Cost of revenues:
  Product licenses.....................................      997         1,083
  Product support and other services...................   37,537        14,515
                                                        --------      --------
    Total cost of revenues.............................   38,534        15,598
                                                        --------      --------
Gross profit...........................................   62,425        54,189
                                                        --------      --------
Operating expenses:
  Sales and marketing..................................   79,855        37,879
  Research and development.............................   32,013        11,149
  General and administrative...........................   29,503         9,549
  Amortization of intangible assets....................    8,148            40
                                                        --------      --------
    Total operating expenses...........................  149,519        58,617
                                                        --------      --------
Loss from operations...................................  (87,094)       (4,428)
Interest income........................................      901         1,175
Interest expense.......................................      (10)         (143)
Other income, net......................................    1,461            32
                                                        --------      --------
Loss before income taxes...............................  (84,742)       (3,364)
Provision for income taxes.............................      250           443
                                                        --------      --------
Net loss............................................... $(84,992)     $ (3,807)
                                                        --------      --------

Accrued preferred stock dividends...................... $   (312)          ---
Beneficial conversion feature.......................... $(19,375)     $    ---
                                                        --------      --------

Net loss attributable to common stockholders........... $(104,679)    $ (3,807)
                                                        =========     ========

Basic and diluted net loss per share................... $   (1.32)    $  (0.05)
                                                        =========     ========
Weighted average shares used in computing basic and
diluted net loss per share.............................    79,321       74,926
                                                        =========     ========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          MICROSTRATEGY INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Six Months Ended June 30, 2000 and 1999
                                (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           2000         1999
                                                           ----         ----
                                                        (unaudited)  (unaudited)
Operating activities:
  Net loss............................................. $(84,992)     $ (3,807)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization......................   14,252         2,855
    Provision for doubtful accounts....................    2,004           773
    Amortization of deferred compensation..............      136           134
    Gain on sale of short-term investments.............   (1,356)          ---
    Changes in operating assets and liabilities:
      Accounts receivable..............................   (5,442)       (2,236)
      Prepaid expenses and other current assets........      429        (1,454)
      Deposits and other assets........................   (2,994)          (85)
      Accounts payable and accrued expenses, compensation
        and benefits...................................   34,167          (285)
      Deferred revenue and advance payments............    1,665         3,558
      Other long-term liabilities......................    1,508           ---
                                                        --------      --------
     Net cash used in operating activities.............  (40,623)         (547)
                                                        --------      --------
Investing activities:
  Purchases of property and equipment..................  (28,032)      (10,469)
  Purchases of short-term investments..................   (1,496)      (22,491)
  Maturities of short-term investments.................    5,500         3,000
  Proceeds from sale of short-term investments.........   38,388           ---
  Increase in restricted cash..........................  (28,600)          ---
  Purchases of intangible assets.......................   (2,428)          ---
                                                        --------      --------
     Net cash used in investing activities.............  (16,668)      (29,960)
                                                        --------      --------
Financing activities:
  Proceeds from sale of Class A common stock and
    exercise of stock options, net of offering costs...    5,758        43,236
  Proceeds from sale of Series A convertible
    preferred stock, net of offering costs.............  119,794           ---
  Payments of dividend notes payable...................      ---        (5,000)
                                                         -------      --------
     Net cash provided by financing activities.........  125,552        38,236
                                                        --------      --------
     Effect of foreign exchange rate changes on cash
       and cash equivalents............................     (379)         (427)
                                                        --------      --------
Net increase in cash and cash equivalents..............   67,882         7,302
Cash and cash equivalents, beginning of period.........   25,941        27,491
                                                        --------      --------
Cash and cash equivalents, end of period............... $ 93,823      $ 34,793
                                                        ========      ========
Supplemental disclosure of noncash investing and
  financing activities:
  Change in unrealized gain on short-term investments,
    net of tax .......................................  $ (1,266)     $    (74)
                                                        ========      ========
  Stock received in exchange for products and services  $  5,974      $    ---
                                                        ========      ========
  Issuance of Class A common stock related to
    consulting services agreement.....................  $  1,600      $    ---
                                                        ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest............  $      8      $     87
                                                        ========      ========
  Cash paid during the period for income taxes........  $     86      $    500
                                                        ========      ========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


(1) Basis of Presentation

    The consolidated balance sheet of MicroStrategy Incorporated as of June 30, 2000, the related consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

    Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.


(2) Restatement of Financial Statements

    Subsequent to the filing of a registration statement on Form S-3 with the SEC in the first quarter of 2000 which included the Company's audited financial statements for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the timing and amount of reported earned revenues from license transactions in 1999, 1998 and 1997 required revision.

    As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements, these revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method, which spread the recognition of revenue over the entire contract period. The effect of these revisions is to defer the time in which revenue is recognized for large, complex contracts that combine both products and services. These revisions also resulted in a substantial increase in the amount of deferred revenue reflected on the Company's balance sheet as of December 31, 1999. The Company subsequently reviewed license agreements executed near the end of the quarter ended June 30, 1999 and determined that revisions to its reported revenues for the quarter ended June 30, 1999 were necessary, primarily to ensure that all agreements for which the Company was recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized. The effect of all revisions for the three and six months ended June 30, 1999 was to reduce total revenues by $5.2 million and $11.6 million, respectively.

    Additionally, the Company also made certain revisions to its balance sheet as of December 31, 1999. These revisions are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements.

    Accordingly, such financial statements for the periods presented in this Form 10-Q have been restated as follows (in thousands, except per share data):

                                Three Months Ended        Six Months Ended
                                   June 30, 1999           June 30, 1999
                                   -------------           -------------
                               As Reported  Restated     As Reported  Restated
                               -----------  --------     -----------  --------
Statements of Operations Data
Revenues:
  Product licenses............  $ 31,057    $ 25,177      $ 54,181    $ 41,595
  Product support and other
    services .................    14,581      15,288        27,241      28,192
Income (loss) from operations.     4,573        (553)        7,114      (4,428)
Provision for income taxes ...     1,968          56         3,108         443
Net income (loss).............     3,211          (3)        5,070      (3,807)
Net income (loss) per share:
  Basic.......................  $   0.04     $ (0.00)     $   0.07    $  (0.05)
  Diluted.....................  $   0.04     $ (0.00)     $   0.06    $  (0.05)



(3) Recent Accounting Pronouncements

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000, the SEC issued SAB 101B, further delaying the required implementation of SAB 101 by the Company until the fourth quarter of fiscal year 2000. The Company does not expect the application of SAB 101 to have a material impact on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

    In June 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS Nos. 133 and 137 to have a material impact on its financial position or results of operations.


(4) Short-term Investments

    In December 1999, the Company received 824,742 shares (adjusted for a two-for-one stock split) of Exchange Applications stock valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. In March 2000, the Company sold 412,372 of these shares at an average price of $41.72 per share, which resulted in a realized gain of $6.4 million.

    During May 2000, the Company sold its economic interest in the remaining 412,370 shares of Exchange Applications stock to a financial institution for $5.8 million, from which the Company recognized a realized loss of $4.9 million. Overall, the Company has sold all of its economic interest in the shares it received in December 1999 for a total net realized gain of $1.5 million. Also during the quarter, the Company sold certain other securities, which resulted in a realized loss of $137,000.

    On June 30, 2000, the Company received an additional 224,359 shares of Exchange Applications stock, valued at $6.0 million, in consideration for the sale of MicroStrategy software, technical support and consulting services.


(5) Accounts Receivable

    Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                                              June 30,     December 31,
                                                2000           1999
                                                ----           ----
    Billed and billable....................  $ 82,142       $ 66,181
    Less deferred revenue..................   (36,093)       (25,266)
                                             --------       --------
                                               46,049         40,915
    Less allowance for doubtful accounts ..    (5,333)        (3,329)
                                             --------       --------
                                             $ 40,716       $ 37,586
                                             ========       ========


(6) Consulting Services Agreement

    In June 2000, the Company entered into a consulting services agreement with the controlling stockholder of a software integrator. The agreement requires the controlling stockholder to refer the employees of the software integrator to the Company and also to perform certain management services for the Company. In exchange for these services, the Company issued 57,143 shares of Class A common stock to the controlling stockholder, which had a value of $1.6 million as of the consummation date and which are restricted until registered with the SEC. The Company will issue up to $3.4 million in additional shares of Class A common stock over the next two years at the then current market price of the Class A common stock on the date of issuance based on an agreed upon formula including revenue and attrition objectives. The Company has recorded $1.5 million, net of $51,000 in amortization expense, related to the first installment as deferred consulting costs. The first installment will be amortized over two years, the duration of the management services.


(7) Bank Borrowings

    In March 1999, the Company entered into a line of credit agreement with a commercial bank, which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. On May 15, 2000, the Company entered into a modification of the line of credit agreement, which, among other things, increased the line to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit is secured by $28.6 million of cash and cash equivalents, which is classified as restricted cash on the balance sheet. The cash is restricted through May 31, 2001, the expiration of the agreement. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, and requires monthly payments of interest. As of June 30, 2000, after consideration of outstanding letters of credit, the Company had $21.2 million of borrowing capacity under this credit line.

(8) Deferred Revenue and Advance Payments

    Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                               June 30,     December 31,
                                                2000           1999
                                                ----           ----
    Current:
     Deferred product revenue...............  $ 48,634       $ 38,164
     Deferred product support and other
       services revenue.....................    46,352         24,267
                                              --------       --------
                                                94,986         62,431
     Less amount in accounts receivable.....   (25,724)       (24,403)
                                              --------       --------
                                              $ 69,262       $ 38,028
                                              ========       ========
    Non-current:
     Deferred product revenue...............  $ 10,015        $  9,461
     Deferred product support and other
       services revenue.....................    10,965          24,657
                                              --------        --------
                                                20,980          34,118
     Less amount in accounts receivable.....   (10,369)           (863)
                                              --------        --------
                                              $ 10,611        $ 33,255
                                              ========        ========

(9) Commitments and Contingencies

    The Company has $2.6 million in commitments relating to a software, data and consulting agreement, which terminates in 2003, and $1.0 million in commitments with content providers which extend through 2002.

    In April 2000, the Company entered into an agreement to lease additional office space. Total commitments under the lease, which expires in 2005, are approximately $540,000.


(10) Litigation

    The Company and certain of our officers and directors are defendants in a private securities class action lawsuit alleging that we have violated
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10(b) (5) promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. The complaint does not specify the amount of the damages sought. Accordingly, the Company is unable to determine or estimate the outcome at this time. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. We have not answered or otherwise responded to the derivative complaint. It is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial condition or results of operations. The Company intends to defend the matters vigorously.

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

(11) Convertible Preferred Stock

    On June 19, 2000, the Company issued 12,500 shares of its Series A convertible preferred stock in a private placement to institutional investors for $119.8 million, net of estimated closing costs of $5.2 million. Dividends are payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The convertible preferred stock is currently convertible into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates dependent upon the trading price of the Class A common stock and an agreed upon formula. The convertible preferred stock is also redeemable upon certain triggering events such as failure of the registration statement to be declared effective on or before the first anniversary of the initial issuance date and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

    The Company recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

    The Company has accrued dividends of $312,000 during the three months ended June 30, 2000.


(12) Comprehensive Loss

    Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net loss and reflected in stockholders' equity as accumulated other comprehensive income.

    Comprehensive loss for the three and six months ended June 30, 2000 and 1999 is calculated as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        2000       1999      2000       1999
                                        ----       ----      ----       ----
    Net loss......................  $(52,142)   $    (3)   $(84,992)   $(3,807)
    Foreign currency translation
      gain (loss).................       258       (273)       (121)      (608)
    Unrealized loss on short-term
      investments, net of applicable
      taxes ......................   (10,837)       (74)     (1,266)       (74)
                                    --------    -------    --------    -------
    Total comprehensive loss......  $(62,721)   $  (350)   $(86,379)   $(4,489)
                                    ========    =======    ========    =======


 (13) Basic and Diluted Net Loss Per Share

    Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options, convertible preferred stock and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 15,241,056 and 11,572,918 and warrants of 78,334 and 114,000 for the three and six month periods ended June 30, 2000 and 1999, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Additionally, Series A preferred stock, which is convertible into 3,744,152 shares of Class A common stock, was excluded from the net loss per share calculation for the three and six months ended June 30, 2000 because their effect would be anti-dilutive.


(14) Segment Information

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

    The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform provides scalable, sophisticated and maintainable solutions that enable businesses to develop and deploy intelligent e-business systems. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting and hosting services. Strategy.com delivers personalized information to consumers through its personal intelligence network via the web, wireless applications, protocol-enabled devices, e-mail, mobile phone, fax, pager and regular telephone. Strategy.com syndicates its channels through network affiliates and offers them to consumers directly through its website. Revenues are derived from network affiliate fees, OEM and subscription fees, royalty fees, advertising fees, hosting fees, and transaction fees. The Company began operating its business as two segments in the latter part of 1999. Revenues were recognized for Strategy.com beginning in 2000. Prior years' segment information has been restated to reflect the operations of Strategy.com.

    The accounting policies of both segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain corporate support costs are allocated to Strategy.com based on factors such as headcount, gross asset value and the specific level of activity directly related to such costs.

    The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                   MicroStrategy
                                     Platform      Strategy.com    Consolidated
                                     --------      ------------    ------------
Three Months Ended June 30, 2000
  Total license and service revenues $ 49,200       $  1,144         $ 50,344
  Gross profit......................   28,214            (38)          28,176
  Depreciation and amortization.....    7,111          1,010            8,121
  Operating expenses................   63,895         11,888           75,783
  Loss from operations..............  (35,681)       (11,926)         (47,607)
  Total assets......................  273,464         14,213          287,677
Three Months Ended June 30, 1999
  Total license and service revenues $ 40,465       $    ---         $ 40,465
  Gross profit......................   31,996            ---           31,996
  Depreciation and amortization.....    1,369             96            1,465
  Operating expenses................   31,439          1,110           32,549
  Loss from operations..............      557         (1,110)            (553)
  Total assets......................  110,893          1,961          112,854


                                   MicroStrategy
                                     Platform      Strategy.com    Consolidated
                                     --------      ------------    ------------
Six Months Ended June 30, 2000
  Total license and service revenues $ 99,702       $  1,257         $100,959
  Gross profit......................   62,557           (132)          62,425
  Depreciation and amortization.....   12,471          1,781           14,252
  Operating expenses................  126,247         23,272          149,519
  Loss from operations..............  (63,690)       (23,404)         (87,094)
  Total assets......................  273,464         14,213          287,677
Six Months Ended June 30, 1999
  Total license and service revenues $ 69,787       $    ---         $ 69,787
  Gross profit......................   54,189            ---           54,189
  Depreciation and amortization.....    2,739            116            2,855
  Operating expenses................   57,064          1,553           58,617
  Loss from operations..............   (2,875)        (1,553)          (4,428)
  Total assets......................   110,893         1,961          112,854

    The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, relating to the Company's geographic regions (in thousands):

                                     Domestic      International   Consolidated
                                     --------      -------------   ------------
Three Months Ended June 30, 2000
  Total license and service revenues $ 39,246        $ 11,098        $ 50,344
  Long-lived assets.................   99,294           2,995         102,289
Three Months Ended June 30, 1999
  Total license and service revenues $ 33,254        $  7,211        $ 40,465
  Long-lived assets................. $ 22,010        $  1,935        $ 23,945

                                     Domestic      International   Consolidated
                                     --------      -------------   ------------

Six Months Ended June 30, 2000
  Total license and service revenues $ 78,431        $ 22,528        $100,959
  Long-lived assets.................   99,294           2,995         102,289
Six Months Ended June 30, 1999
  Total license and service revenues $ 54,964        $ 14,823        $ 69,787
  Long-lived assets................. $ 22,010        $  1,935        $ 23,945

    Transfers of $1.8 million and $1.4 million for the three months ended June 30, 2000 and 1999, respectively, and transfers of $4.3 million and $3.1 million for the six months ended June 30, 2000 and 1999, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

    In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates Finance, News and Weather Channels and plans to launch additional information channels in the future. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for these channels, enabling affiliates to focus on their core businesses. As of August 10, 2000, Strategy.com has established approximately 210 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has over 400,000 subscribers to its Strategy.com network.

    Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased over the last three years, we experienced fluctuating operating margins during 1997, 1998 and 1999 primarily as a result of increases in staff levels. Our net loss increased substantially in the first half of 2000, as our growth in revenues, and particularly higher margin product license revenues, decreased substantially, while our expenses have significantly increased due primarily to aggressive hiring of additional personnel and increased legal and professional fees relating to class action lawsuits and an SEC investigation in connection with matters relating to our restatement of our 1999, 1998 and 1997 financial statements, described in Note 2 of the Notes to Consolidated Financial Statements. Continued losses of the magnitude experienced in the second quarter of 2000 would have a materially adverse impact on our liquidity and would require us to raise additional external financing or take additional actions to align our cost structure with expected revenues. We also expect that our ongoing investment in Strategy.com at current levels would result in significantly increased operating losses.

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

    The sales cycle for our products may span nine months or more. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Even minor delays in booking orders may have a significant adverse impact on revenues for a particular quarter. To the extent that delays are incurred in connection with orders of significant size, the impact will be correspondingly greater. Product license revenues in any quarter can be dependent on orders booked and shipped in that quarter. Due to a business slowdown during the summer, particularly in Europe, our third quarter sequential growth rate in revenues historically has been, and may continue to be, less than the sequential growth rate in other quarters. As a result of these and other factors, our quarterly results have varied significantly in the past and are likely to fluctuate significantly in the future. Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily indicative of the results to be expected for any future period.

    We license our software through our direct sales force and increasingly through, or in conjunction with, value-added resellers, system integrators and original equipment manufacturers. Channel partners accounted for, directly or indirectly, approximately 40.3%, 39.2%, 33.6% and 27.0% of our revenues for the six months ended June 30, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, management time and financial resources to developing direct and indirect international sales and support channels.

    Our operations and prospects have been and will be significantly affected by the developments relating to our revision to our 1999, 1998 and 1997 financial statements described in Note 2 of the Notes to Consolidated Financial Statements. We are a defendant in a class action suit alleging that we and certain of our officers and directors violated various securities laws and in March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with the matters relating to our restatement of our financial results. These legal proceedings are more fully described in Note 10 of the Notes to Consolidated Financial Statements and in "Other Information-Legal Proceedings" of Part II of this Quarterly Report on Form 10-Q. The revision to our financial statements and these legal proceedings could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors" discussed below.

Results of Operations

    The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        2000       1999      2000       1999
                                        ----       ----      ----       ----
Statements of Operations Data
 Revenues:
  Product licenses....................   43.4%      62.2%     47.4%      59.6%
  Product support and other services..   56.6       37.8      52.6       40.4
                                        -----      -----     -----      -----
     Total revenues...................  100.0      100.0     100.0      100.0
 Cost of revenues:
  Product licenses.....................   0.8        1.4       1.0        1.6
  Product support and other services...  43.3       19.5      37.2       20.8
                                        -----      -----     -----      -----
     Total cost of revenues............  44.1       20.9      38.2       22.4
                                        -----      -----     -----      -----
 Gross profit..........................  55.9       79.1      61.8       77.6
 Operating expenses:
  Sales and marketing..................  76.2       52.3      79.1       54.3
  Research and development.............  31.4       15.1      31.7       16.0
  General and administrative...........  34.5       13.1      29.2       13.7
  Amortization of goodwill and other
    intangible assets..................   8.4        ---       8.1        ---
                                        -----      -----     -----      -----
     Total operating expenses.......... 150.5       80.5     148.1       84.0
 Loss from operations.................. (94.6)      (1.4)    (86.3)      (6.4)
 Interest income.......................   0.9        1.6       0.9        1.7
 Interest expense......................  (---)      (0.1)     (---)      (0.2)
 Other income (expense), net...........  (9.9)      (---)      1.4        ---
 Provision for income taxes............   ---        0.1       0.2        0.6
                                        -----      -----     -----      -----
 Net loss..............................(103.6)%     (0.0)%   (84.2)%     (5.5)%
                                       ======       ====     =====       ====


Comparison of the Three and Six Months Ended June 30, 2000 and 1999

Revenues

    Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $40.5 million to $50.3 million for the three months ended June 30, 1999 and 2000, respectively, an increase of 24.4%, and increased from $69.8 million to $101.0 million for the six months ended June 30, 1999 and 2000, respectively, an increase of 44.7%. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods. Additionally, based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many large, multiple element arrangements is recorded as deferred revenue upon receipt of cash, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract or over the hosting period, as applicable.

    In 1999, we launched the Strategy.com Finance Channel, in 2000 we launched the Strategy.com News and Weather Channels, and we plan to launch additional information channels in the future. We did not recognize revenues related to Strategy.com until 2000 in which, during the three and six months ended June 30, 2000, we recognized $1.1 million and $1.3 million, respectively, in network affiliate and subscription fees which are included in product license and product support and other services revenues. We expect increased revenues from network affiliate, OEM and subscription, royalty, advertising, hosting, transaction and other fees from our Strategy.com service by the end of 2000, but, we do not expect these amounts to be material.

    Product License Revenues. Product license revenues decreased from $25.2 million to $21.8 million for the three months ended June 30, 1999 and 2000, respectively, a decrease of 13.3%, and increased from $41.6 million to $47.8 million for the six months ended June 30, 1999 and 2000, respectively, an increase of 15.0%. The decrease in product license revenues for the three months ended June 30, 2000 compared to the same period in 1999 was due to customer uncertainty related to the publicity associated with our restatement of financial results and our financial position and the timing of the closing of certain large deals and the recognition of revenue from these agreements. The increase in product license revenues for the six months ended June 30, 2000 compared to the same period in 1999 was primarily due to the effect of our restatement of reported revenues to ensure that all agreements for which we recognized revenue in each quarter were fully executed by the end of the period. As a result of restatement revisions, $5.1 million of revenues recognized in the first quarter of the six months ended June 30, 2000 were attributable to contracts that we had not fully executed by December 31, 1999. We are attracting new customers and our existing customer base is purchasing additional licenses and new products to support their e-business solutions. As we continue to pursue our new business model of larger-scale, multiple element transactions, we expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years. There can be no assurance that we will be able to maintain or continue to increase market acceptance for our family of products, including our newly released MicroStrategy 7.0 software.

    Product Support and Other Services Revenues. Product support and other services revenues increased from $15.3 million to $28.5 million for the three months ended June 30, 1999 and 2000, respectively, an increase of 86.5%, and increased from $28.2 million to $53.1 million for the six months ended June 30, 1999 and 2000, respectively, an increase of 88.4%. The increase in product support and other services revenues was primarily due to new product licenses sold associated with a continuing increase in large-scale e-commerce applications which require significant implementation and other consulting work. As a result of expected fluctuations in product license revenue discussed above, we expect product support and other services revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

    International Revenues. International revenues increased from $7.2 million to $11.1 million for the three months ended June 30, 1999 and 2000, respectively, an increase of 53.9%, and increased from $14.8 million to $22.5 million for the six months ended June 30, 1999 and 2000, respectively, an increase of 52.0%. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. We opened new sales offices in Argentina and Switzerland in 2000 and in Brazil in 1999. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. We may not be able to maintain or continue to increase international market acceptance for our family of products.


Costs and Expenses

    Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues decreased from $563,000 to $392,000 million for the three months ended June 30, 1999 and 2000, respectively, and from $1.1 million to $1.0 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of product license revenues, cost of product license revenues decreased from 2.2% to 1.8% for the three months ended June 30, 1999 and 2000, respectively, and from 2.6% to 2.1% for the six months ended June 30, 1999 and 2000, respectively. The decrease in cost of product license revenues as a percentage of product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues may increase as product license revenues increase, but expect that costs of product license revenues will decrease as a percentage of product license revenues. However, in the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

    Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support and other services revenues increased from $7.9 million to $21.8 million for the three months ended June 30, 1999 and 2000, respectively, and from $14.5 million to $37.5 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of product support and other services revenues, cost of product support and other services revenues increased from 51.7% to 76.4% for the three months ended June 30, 1999 and 2000, respectively, and from 51.5% to 70.7% for the six months ended June 30, 1999 and 2000, respectively. The increase in cost of product support and other services revenues was primarily due to the increase in the number of personnel providing consulting, education and technical support to customers as a result of new product licenses sold associated with a continuing increase in large-scale e-commerce applications and complex Strategy.com deployments. The total cost of product support and other services revenues increased as a percentage of product support and other services revenues due to the significant increase in the use of third parties to perform consulting services, an increase in consulting services revenues as a percentage of total product support and other services revenues, which are at lower margins than other product support revenues, and excess capacity in consulting personnel.

    We have hired additional consulting, education and technical support personnel based on anticipated increases in revenues. To the extent our product support and other services revenues increase at anticipated rates, we expect cost of product support and other services revenues as a percentage of product support and other services revenues to decrease. In addition, the cost of providing hosting services and operating the Strategy.com network may become more significant as we build up our customer base, further increasing the cost of product support and other services revenues as a percentage of product support and other services revenues.

    Sales and Marketing Expenses. Sales and marketing expenses include costs related to personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $21.1 million to $38.3 million for the three months ended June 30, 1999 and 2000, respectively, and from $37.9 million to $79.9 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of total revenues, sales and marketing expenses increased from 52.3% to 76.2% for the three months ended June 30, 1999 and 2000, respectively, and from 54.3% to 79.1% for the six months ended June 30, 1999 and 2000, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for Strategy.com and other general marketing efforts. Additionally, during the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. As a result of these significant expenses during the first quarter of 2000, sales and marketing expenses decreased in the second quarter compared to the first quarter. We intend to continue to market our MicroStrategy 7.0 software; however, we expect to minimize our overall advertising and marketing efforts going forward in order to align our costs with anticipated revenues.

    Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $6.1 million to $15.8 million for the three months ended June 30, 1999 and 2000, respectively, and from $11.1 million to $32.0 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of total revenues, research and development expenses increased from 15.1% to 31.4% for the three months ended June 30, 1999 and 2000, respectively, and from 16.0% to 31.7% for the six months ended June 30, 1999 and 2000, respectively. The increase in research and development expenses was primarily due to hiring additional research and development personnel to continue development of Strategy.com channels, new products, product releases and e-commerce technology. We intend to increase our investment over the next twelve months to develop other channels as part of our suite of information channels of our Strategy.com network. In addition, we expect that research and development expenses will increase as we continue to invest in developing new products, applications and product enhancements for our existing platform business and the Strategy.com network.

    During the three months ended June 30, 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed," we capitalized approximately $1.0 million in research and development costs associated with the release of the MicroStrategy 7.0 software. The $1.0 million represents the research and development expenses incurred from the time that technological feasibility was reached until the general release of the software. These costs will be amortized over approximately 3 years.

    General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses increased from $5.3 million to $17.4 million for the three months ended June 30, 1999 and 2000, respectively, and from $9.5 million to $29.5 million for the six months ended June 30, 1999 and 2000, respectively. As a percentage of total revenues, general and administrative expenses increased from 13.1% to 34.5% for the three months ended June 30, 1999 and 2000, respectively, and from 13.7% to 29.2% for the six months ended June 30, 1999 and 2000, respectively. The increase in general and administrative expenses was the result of increased staff levels, costs associated with the growth of our business and an increase in outside professional fees, specifically legal and other consultancy fees related to the recent litigation associated with our restatement of our financial statements and the related SEC investigation.
We expect that general and administrative expenses will continue to increase while these legal matters remain pending.

    Amortization of Intangible Assets. In June 2000, we entered into a consulting services agreement with the controlling stockholder of a software integrator. The agreement requires the controlling stockholder to refer the employees of the software integrator to us and also to perform certain management services for us. In exchange for these services, we issued 57,143 shares of Class A common stock to the controlling stockholder. We will issue up to $3.4 million in additional shares of Class A common stock over the next two years based on an agreed upon formula including revenue and attrition objectives. We have recorded $1.6 million related to the first installment as deferred consulting costs. The first installment will be amortized over two years, the duration of the management services.

    Beginning in December 1999 and during the first half of 2000 we acquired the right to use certain Internet domain names for $2.4 million. We are amortizing these assets over their expected useful life of 3 years.

     In December 1999, in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR's Teracube project, we allocated $46.8 million to tangible and intangible assets. As a result, we have incurred and will continue to incur substantially increased amortization expense in periods subsequent to December 1999. The intangible assets are being amortized over their useful lives, ranging from one to three years.

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

    As a result, we have recorded $4.2 million and $20,000 in amortization expense for the three months ended June 30, 2000 and 1999, respectively, and $8.1 million and $40,000 in amortization expense for the six months ended
June 30, 2000 and 1999, respectively, relating to intangible assets.   We
expect our amortization expense to be substantially the same over the next 3 years as the rate of amortization expense incurred in the first half of 2000.

    Provision for Income Taxes. We recorded no income tax expense and $56,000 of income tax expense for the three months ended June 30, 2000 and 1999, respectively, and $250,000 and $443,000 of income tax expense for the six months ended June 30, 2000 and 1999, respectively. The provision for both quarters and the six months ended in each year relates to income taxes payable in certain foreign jurisdictions where we were profitable in 1999 and expect to be profitable in 2000.

    Beneficial Conversion Feature. The Company recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. In addition, in the event the conversion price decreases, in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, an additional charge per share of outstanding convertible preferred stock will be recorded in the future for the difference between the current conversion price and the new conversion price.


Deferred Revenue

    Deferred revenue represents product support and other services fees that are collected in advance; product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established; or product license and product support and other services fees relating to arrangements which require implementation related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Deferred revenue was $79.9 million as of June 30, 2000 compared to $71.3 million as of December 31, 1999. We expect to recognize approximately $69.3 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.


Liquidity and Capital Resources

    From inception until our initial public offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. On June 16, 1998, we raised $48.2 million, net of offering costs, from our initial public offering, and we raised an additional $40.1 million, net of offering costs, on February 10, 1999 from a public offering of 3,170,000 shares of Class A common stock. On June 17, 2000, we issued 12,500 shares of our Series A convertible preferred stock in a private placement to institutional investors for cash proceeds of $119.8 million, net of offering costs. On June 30, 2000 and December 31, 1999, we had $128.6 million and $68.4 million of cash, cash equivalents, and short-term investments, respectively, of which $28.6 million is restricted cash as of June 30, 2000.

    Cash used in operations was $40.6 million and $547,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in operations from 1999 to 2000 was primarily attributable to a substantial increase in sales and marketing and other operating expenses which increased at a significantly greater rate than revenues. We intend to aggressively pursue financing to allow us to maintain our current cost structure to market, develop and operate our core business and Strategy.com. Because of this anticipated ongoing investment, we will need to obtain significant external financing.

    Cash used in investing activities was $16.7 million and $30.0 million for the six months ended June 30, 2000 and 1999, respectively. In December 1999, we received 824,742 shares (adjusted for a two-for-one stock split) of Exchange Applications, valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and application development. In March 2000, we sold 412,372 of these shares at an average price of approximately $41.72 per share, which resulted in a realized gain of $6.4 million. In May 2000, we sold our economic interest in the remaining 412,370 shares for $5.8 million, which resulted in a realized loss of $4.9 million. Overall, we have sold all of our economic interest in the shares we received in December 1999 for a total net realized gain of $1.5 million. The decrease in cash used in investing activities from 1999 to 2000 reflected the sale of these shares and other short-term investments offset by the increase in restricted cash and purchases of additional short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com. As of June 30, 2000, the Company has $2.6 million in commitments relating to a software, data and consulting agreement, which terminates in 2003, and $1.0 million in commitments with content providers which extend through 2002.

    In April 2000, the Company entered into an agreement to lease additional office space. Total commitments under the lease, which expires in 2005, are approximately $540,000.

    Our financing activities provided cash of $125.6 million and $38.2 million for the six months ended June 30, 2000 and 1999, respectively. In June 2000, we issued 12,500 shares of our Series A convertible preferred stock in a private placement to institutional investors for cash proceeds of $119.8 million, net of closing costs. Dividends are payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The convertible preferred stock is currently convertible into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates dependent upon the trading price of the Class A common stock and an agreed upon formula. The convertible preferred stock is also redeemable upon certain triggering events such as failure of the registration statement to be declared effective by the SEC on or prior to the first anniversary of the initial issuance date and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

    We also recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock equal to the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. We have accrued dividends of $312,000 during the three months ended June 30, 2000.

    Prior to this private placement, the principal source of cash from financing activities during 1999 was from the sale of 3,170,000 shares of Class A common stock in which we raised $40.1 million, net of offering costs. Prior to our initial public offering, we declared a $10.0 million dividend to our stockholders. The dividend was paid in the form of notes, prior to the termination of our S corporation election, which occurred immediately prior to the consummation of our initial public offering. As of June 30, 2000, the entire $10.0 million of the dividend notes had been repaid.

    In March 1999, we entered into a line of credit agreement with a commercial bank, which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. On May 15, 2000, we entered into a modification of the line of credit agreement, which, among other things, increased to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit is secured by $28.6 million of cash and cash equivalents, which is classified as restricted cash on the balance sheet. The cash is restricted through May 31, 2001, the expiration of the agreement. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, and requires monthly payments of interest. As of June 30, 2000, after consideration of outstanding letters of credit, we had $21.2 million of borrowing capacity under this credit line.

    We have significantly grown the Company over the last year and prior years in anticipation of our high revenue growth. We have presently discontinued headcount growth and are minimizing capital expenditures and
marketing investments.   If revenues do not grow at anticipated rates we will
require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary or other
financing facilities to support our current cost structure.   There are no
assurances that such financing facilities would be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the amended line of credit entered into in May 2000 will meet our working capital requirements for at least the next 12 months; provided that we would be required to modify our current cost structure by implementing cost reduction measures which may include, for example, consolidation of certain functions, reducing levels of capital expenditures, and other cost control measures.

Recent Accounting Pronouncements

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000, the SEC issued SAB 101B, further delaying our required implementation of SAB 101 until the fourth quarter of fiscal year 2000. We do not expect the application of SAB 101 to have a material impact on our financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

    In June 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We do not expect the adoption of SFAS Nos. 133 and 137 to have a material impact on our financial position or results of operations.


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


We will need additional financing which could be difficult to obtain

    We will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary or other financing facilities to support our current cost structure. We expect to incur operating losses for the foreseeable future. Therefore, we will require significant external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

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

    . utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

    .  changes in foreign currency exchange rates; and

    . seasonal factors, such as our traditionally lower pace of new sales in the summer.

    Limited Ability to Adjust Expenses. Because we have sought to expand our business, our operating expenses have increased substantially in the past twelve months. In particular, we have increased significantly the costs associated with marketing, developing and operating our Strategy.com network and with expanding our technical support, research and development and sales and marketing organizations. We also have devoted substantial resources to expanding our indirect sales channels and international operations. We base our operating expense budgets on expected revenue trends. In the short term we may not be able to reduce the actual operating expenses associated with our planned expansion.

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


We have recently introduced Strategy.com and it is uncertain whether it will achieve widespread acceptance

    We have implemented the Finance, News and Weather Channels of our Strategy.com networks. We plan to introduce additional channels as part of our suite of information channels, but they are still in development. While we expect to implement these additional channels on a commercial basis by the end of 2000, we may encounter delays or difficulties in this commercial introduction. We expect that a portion of our future revenue will depend on fees from subscribers for the use of the Strategy.com network service, from products and services offered through this network, and from royalties from affiliates who bundle our Strategy.com network with their own product and service offerings. We have not, to date, generated any material revenue from our Strategy.com network and may not be able to do so in the future. If this service, or the products and services offered through it, fails to achieve widespread customer acceptance, our business, operating results and financial condition would be materially adversely affected. In addition, revenue from Strategy.com would be adversely affected if our affiliates do not perceive that the integration of our Strategy.com network with their product and service offerings will increase demand for their products and services or will otherwise be able to generate a sufficient return on their investment in the use of our network.


We intend to make significant expenditures in developing our Strategy.com network, which would result in us incurring operating losses and require additional external financing

    We plan to substantially increase the amounts we will expend on our Strategy.com network compared to the expenses we have incurred to date, in order to expand the network's product offerings and capabilities. We will only be able to make these expenditures if we are able to secure significant additional external financing. We would then substantially increase our investment in Strategy.com over the next twelve months to market, develop and operate Strategy.com and would expect operating losses to increase in 2000 and 2001.


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


Our employees, investors, customers, vendors and lenders may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results

    Our future success depends in large part on the support of our key employees, investors, customers, vendors and lenders, who may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results. The revision of our 1999, 1998 and 1997 revenues and operating results has resulted in substantial amounts of negative publicity about us and we believe that this publicity has caused some of our potential customers to defer purchases of our software or to do business with other vendors. We may not be able to retain key employees and customers if they lose confidence in us, and our vendors and lenders may reexamine their willingness to do business with us. In addition, investors may lose confidence, which may cause the trading price of our Class A common stock to decrease. If we lose the services of our key employees or are unable to retain and attract our existing and new customers, vendors and lenders, our business, operating results and financial condition could be materially and adversely affected.


Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

    Our deferred revenue was $79.9 million as of June 30, 2000. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.


We face litigation that could have a material adverse effect on our business, financial condition and results of operations

    We and some of our directors and executive officers are named as defendants in a private securities class action lawsuit. Although we intend to defend these actions vigorously, no assurance can be given as to the outcomes. It is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. In addition, the SEC has issued a formal order of private investigation in connection with matters relating to the restatement of our financial results. The SEC has requested that we provide them with certain documents concerning the revision of our financial results and financial reporting documents. We are cooperating with the SEC in connection with this investigation. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of management time and attention.


We are currently unable to borrow additional amounts under our master equipment lease agreement

    We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of August 1, 2000. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement.


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

    Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as BroadVision, E.piphany, Vignette and Siebel, compete with our intelligent e-business products.

    E-Commerce Transaction Systems. Products that support e-commerce transactions, such as those provided by Microsoft, IBM, America Online's Netscape division, BroadVision, Open Market, InterWorld and Oracle, could provide competition for us. These products have the potential to extend their capabilities to use customer information as the basis for generating targeted, personalized product offers, which would compete with our e-business products.

    Business Intelligence Products. In the business intelligence market, we compete with providers of software used to enable businesses to analyze and optimize their operations. In the enterprise category, which is generally focused on large deployments, Information Advantage, which was recently acquired by Sterling Software, competes with us. In the desktop analysis and reporting category, we face competition from companies such as Business Objects, Cognos and Brio Technology. A third category includes products from companies such as Oracle, Microsoft and IBM that are generally bundled with or designed to work with their own relational databases.

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

    Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the e-business industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse effect on our business, operating results and financial condition.

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


We have increased our operating costs in anticipation of an expansion of our business and our failure to manage this expansion effectively, as well as the strain on our resources, could have a material adverse effect on our business, operating results and financial condition

    We have been expanding rapidly and we expect to continue expanding our operations subject to the availability of additional financing. Our total number of employees has grown from 907 on December 31, 1998 to 2,279 on June 30, 2000. We have placed significant demands on our administrative, operational, financial and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. For example, expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to expand our support organization to develop our indirect distribution channels in new and expanded markets and to accommodate growth in our installed customer base. Failure to manage our expansion effectively could have a material adverse effect on our business, operating results and financial condition.

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


The emergence of new industry standards may adversely affect our ability to market our existing products

    The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our MicroStrategy applications. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows operating system. We cannot market our current business intelligence applications to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost-effective basis, if at all.

The legal environment regarding collection and use of personal information is uncertain and new laws or government regulations could have a material adverse effect on our business, operating results and financial condition

    Although some existing laws govern the collection and use of personal information obtained through the Internet or other public data networks, it is unclear whether they apply to our products and us. Most of these laws were adopted before the widespread use and commercialization of the Internet and other public data networks. As a result, the laws do not address the unique issues presented by these media.

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


Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

    We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of August 1, 2000, holders of our Class B common stock owned or controlled 55,164,115 shares of Class B common stock, or 95.7% of the total voting power. Michael J. Saylor, our chairman, president and chief executive officer, controlled 43,549,324 shares of Class B common stock, or 75.6% of the total voting power, as of August 1, 2000. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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


The conversion of the Series A preferred shares could result in substantial numbers of additional shares being issued if our market price declines during periods in which the conversion price of the Series A preferred shares may adjust

    As of August 1, 2000, the Series A preferred shares are convertible at a conversion price equal to $33.3854 per share. This conversion price may be adjusted if the preferred stock remains outstanding on June 19, 2001 and on each subsequent anniversary of such date, or upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which this prospectus relates, based on the market price of our Class A common stock if such adjustment would result in a lower conversion price. As a result, the lower the price of our

Class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment. For example, the number of shares of Class A common stock that we would be required to issue upon conversion of all 12,500 Series A preferred shares, excluding shares issued as accrued dividends, would increase from approximately 3,744,152 shares, based on the applicable conversion price of $33.3854 per share as of August
1, 2000, to approximately:

   .  4,992,212 shares if the applicable conversion price decreased 25%;

   .  7,488,303 shares if the applicable conversion price decreased 50%; or

   .  14,976,516 shares if the applicable conversion price decreased 75%.

    To the extent the Series A preferred shares are converted or dividends on the Series A preferred shares are paid in shares of Class A common stock rather than cash, a significant number of shares of Class A common stock may be sold into the market, which could decrease the price of our Class A common stock and encourage short sales. Short sales could place further downward pressure on the price of our Class A common stock. In that case, we could be required to issue an increasingly greater number of shares of our Class A common stock upon future conversions of the Series A preferred shares as a result of the annual and other adjustments described above, sales of which could further depress the price of our Class A common stock.

    The conversion of and the payment of dividends in shares of Class A common stock in lieu of cash on the Series A preferred shares may result in substantial dilution to the interests of other holders of our Class A common stock. No selling stockholder may convert its Series A preferred shares if upon such conversion the selling stockholder together with its affiliates would have acquired a number of shares of Class A common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of Class A common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding Class A common stock, excluding for purposes of such determination shares of Class A common stock issuable upon conversion of Series A preferred shares which have not been converted. Nevertheless, a selling stockholder may still sell a substantial number of shares in the market. By periodically selling shares into the market, an individual selling stockholder could eventually sell more than 9.99% of our outstanding Class A common stock while never holding more than 9.99% at any specific time.


We may be required to pay substantial penalties to the holders of the Series A preferred shares if specific events occur

    In accordance with the terms of the agreements relating to the issuance of the Series A preferred shares, we are required to pay substantial penalties to a holder of the Series A preferred shares under specified circumstances, including, among others:

   . nonpayment of dividends on the Series A preferred shares in a timely manner;

   . failure to deliver shares of our Class A common stock upon conversion of the Series A preferred shares after a proper request

   . nonpayment of the redemption price at maturity of the Series A preferred shares

   . failure to hold a meeting of our stockholders on or before July 31, 2001 to approve the issuance of the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A preferred shares; or

   . failure of a registration statement relating to the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A preferred shares to be declared effective by the SEC on or before December 15, 2000, or after such registration statement is declared effective, the unavailability of such registration statement to cover the resale of such shares for more than brief intervals.

   Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law, on the amount that a holder of Series A preferred shares was entitled to receive on the date of determination. In the third quarter of 2000, we incurred $577,500 in penalties as a result of a 14 day delay in the filing of a registration statement registering the shares of Class A common stock issuable upon conversion of and in lieu of dividends on the Series A preferred shares.


We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

    In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the three months ended June 30, 2000 and the years ended December 31, 1999, 1998 and 1997, channel partners accounted for, directly or indirectly, approximately 40.3%, 39.2%, 33.6% and 27.0% of our total revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, there can be no assurance that our efforts to continue to expand indirect sales in this manner will be successful. We cannot be sure that we will attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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


We are vulnerable to system failures, which could cause interruptions or disruptions in our service

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


Our products may be susceptible to claims by other companies that our products infringe upon their proprietary rights, which could adversely affect our business, operating results and financial condition

    As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. Regardless of their merit, any such claims could be time consuming and expensive to defend, may divert management's attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.


Expanding our international operations will be difficult and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

    International sales accounted for 22.3%, 24.0%, 26.1% and 27.1% of our total revenues for the six months ended June 30, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth.

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


Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.


Foreign Currency Risk

    We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British pound sterling and the German deutsche mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, operating results, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

    Actions Arising under Federal Securities Laws. From March through May 2000, 25 class action complaints were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. The Company's outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that we made materially false and misleading statements with respect to our 1999, 1998 and 1997 financial results in our filings with the SEC, analysts' reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming us, certain of our officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleges claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint does not specify the amount of damages sought. On July 17, 2000, we filed a motion to dismiss all counts of the amended complaint. No ruling has yet been made with respect to that motion. We intend to defend this matter vigorously.

    Delaware Derivative Litigation.   In June 2000, purported holders of our
common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. We have not answered or otherwise responded to the derivative complaint.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Charter Amendment

    On June 19, 2000, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware providing for (a) an increase in the number of authorized shares of Class A common stock, par value $0.001 per share, from 100,000,000 shares to 330,000,000 shares and (b) an increase in the number of authorized shares of Class B common stock, par value $0.001 per share, from 100,000,000 shares to 165,000,000 shares.

Consulting Services Transaction

    On June 7, 2000, the Company entered into a Consulting Services Agreement with Claudio Remon, the controlling stockholder of DSS Consulting, S.A., a company organized under the laws of Argentina (the "Consulting Agreement"). In consideration of consulting services rendered to the Company, the Company issued to Mr. Remon 57,143 shares of the Company's Class A common stock, par value $0.001 per share. The issuance of such shares to Mr. Remon was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder. The Company anticipates that it will issue additional shares of its Class A common stock to Mr. Remon under the terms of the Consulting Services Agreement as additional consulting services are performed by Mr. Remon.

Sale of Series A Convertible Preferred Stock

    On June 19, 2000, the Company issued and sold 12,500 shares of our unregistered Series A convertible preferred stock to four institutional investors in a private offering for an aggregate purchase price of $125,000,000. The holders of shares of Series A convertible preferred stock have the right to convert these shares at any time into Class A common stock. Based on the applicable conversion price of $33.3854 per share as of August 1, 2000, the number of shares of Class A common stock that we would be required to issue upon conversion of all 12,500 shares of Series A convertible preferred stock, excluding shares issued as accrued dividends, would be approximately 3,744,152 shares. The conversion price may be adjusted if the Series A convertible preferred stock remains outstanding on June 19, 2001 and on each subsequent anniversary of such date, or upon the occurrence of various events, based on the market price of the Company's Class A common stock if such adjustment would result in a lower conversion price. In addition, these shares of Series A convertible preferred stock are redeemable or convertible into shares of the Company's Class A common stock at the election of the Company beginning on June 19, 2002, subject to extension in some circumstances.

     The issuance and sale of the securities in the above transaction was made in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) thereunder. No underwriters were involved in the foregoing sale of securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 19, 2000. The following proposals were adopted by the vote specified below.

                                                 Against/              Broker
     Proposal                          For       Withheld   Abstain   Non-Votes
     --------                          ---       --------   -------   ---------

1. Election of Directors:
     Michael J. Saylor             542,983,690    100,166     ---        ---
     Sanju K. Bansal               542,983,740    100,116     ---        ---
     Frank A. Ingari               542,972,540    111,316     ---        ---
     Jonathan J. Ledecky           542,983,740    100,116     ---        ---
     John W. Sidgmore              542,983,740    100,116     ---        ---
     Ralph S. Terkowitz            542,983,740    100,116     ---        ---

2.  Approval of an amendment to the
    Company's 1997 Director Option
    Plan increasing the maximum
    number of shares of Class A
    common stock available under the
    plan from 400,000 shares to
    600,000 shares                 539,663,614  3,397,495    22,746         1

3.  Approval of an amendment to the
    Company's 1999 Stock Option Plan
    to increase the maximum number of
    shares of Class A common stock
    available under the plan from
    5,000,000 shares to 11,000,000
    shares                         538,550,802  4,514,365    18,689       ---

4.  Approval of an amendment to the
    Company's Amended and Restated
    Certificate of Incorporation
    providing for (a) an increase
    in the number of authorized
    shares of Class A common stock,
    par value $0.001 per share,
    from 100,000,000 shares to
    330,000,000 shares and (b) an
    increase in the number of
    authorized shares of Class B
    common stock, par value $0.001
    per share, from 100,000,000
    shares to 165,000,000 shares   538,003,703  5,064,563    15,590       ---




5.  Ratification of Pricewaterhouse
    Coopers LLP as independent
    auditors                       542,946,603    121,562    15,690         1


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

  3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)


  3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company


  3.3 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)


  3.4 Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333- 49899) and incorporated by reference herein)


  4.1  Form of Certificate of Class A Common Stock of the Company (Filed as
       Exhibit 4.1 to the Company's Registration Statement on Form S-1 Registration No. 333-49899) and incorporated by reference herein)


 10.1 First Modification Agreement, dated May 15, 2000, among Bank of America, N.A., MicroStrategy Incorporated, Michael J. Saylor and Alcantara LLC (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-24435) and incorporated by reference herein)


 10.2 Registration Rights Agreement, dated as of June 17, 2000, by and among MicroStrategy Incorporated and each of the signatories thereto (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)


 10.3  Amendment No. 1 to the 1999 Stock Option Plan of the Company


 10.4 Pledge and Security Agreement, dated June 29, 2000, by MicroStrategy Incorporated in favor of Bank of America N.A. (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-42994) and incorporated by reference herein)


 10.5 Letter Agreement, dated June 29, 2000, from Bank of America N.A. (Filed as Exhibit 10.2 to the

       Company's Registration Statement on Form S-3 Registration No. 333-42994) and incorporated by reference herein)


 27.1  Financial Data Schedule

B. Reports on Form 8-K

    On June 19, 2000, the Company filed a Current Report on Form 8-K, dated June 19, 2000, announcing the issuance of 12,500 shares of its Series A convertible preferred stock in a private placement to institutional investors.

    All other items are omitted because they are not applicable or the answers are none.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Microstrategy Incorporated


                                        By:  /s/ Michael J. Saylor
                                        --------------------------

                                           Michael J. Saylor
                                           President and Chief Executive
                                             Officer



                                        By:  /s/ ERIC BROWN
                                        ----------------------

                                           Eric Brown
                                           Chief Financial Officer

Date: August 14, 2000

                                EXHIBIT INDEX

  3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)


  3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company


  3.3 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)


  3.4 Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333- 49899) and incorporated by reference herein)


  4.1  Form of Certificate of Class A Common Stock of the Company (Filed as
       Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)


 10.1 First Modification Agreement, dated May 15, 2000, among Bank of America, N.A., MicroStrategy Incorporated, Michael J. Saylor and Alcantara LLC (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-24435) and incorporated by reference herein)


 10.2 Registration Rights Agreement, dated as of June 17, 2000, by and among MicroStrategy Incorporated and each of the signatories thereto (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)


 10.3  Amendment No. 1 to the 1999 Stock Option Plan of the Company


 10.4 Pledge and Security Agreement, dated June 29, 2000, by MicroStrategy Incorporated in favor of Bank of America N.A. (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-42994) and incorporated by reference herein)


 10.5 Letter Agreement, dated June 29, 2000, from Bank of America N.A. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-42994) and incorporated by reference herein)


 27.1  Financial Data Schedule