Form 10-Q
period 2000-09-30
MICROSTRATEGY INC
filed 2000-11-14
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the registrant's Class A common stock and Class B common stock outstanding on November 1, 2000 was 25,208,764 and 55,036,766, respectively.

                           MICROSTRATEGY INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999....   1

            Consolidated Statements of Operations For the Three Months Ended September 30, 2000 and
            1999 (unaudited)...........................................................................  2

            Consolidated Statements of Operations For the Nine Months Ended September 30, 2000 and
            1999 (unaudited)...........................................................................  3

            Consolidated Statement of Stockholders' Equity (Deficit) For the Nine Months Ended
            September 30, 2000 (unaudited).............................................................  4

            Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2000 and
            1999 (unaudited)...........................................................................  5

            Notes to Consolidated Financial Statements (unaudited).....................................  6


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......  15


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................  42


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings..........................................................................  43

Item 2.     Changes in Securities and Use of Proceeds..................................................  43

Item 6.     Exhibits and Reports on Form 8-K...........................................................  44


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                           September      December
                                                                                           30, 2000       31, 1999
                                                                                           -----------------------
                                                                                          (unaudited)
Assets
   Current assets:
     Cash and cash equivalents .........................................................   $  38,704    $  25,941
     Restricted cash ...................................................................      26,220         --
     Short-term investments ............................................................       2,364       42,418
     Accounts receivable, net ..........................................................      39,465       37,586
     Prepaid expenses and other current assets .........................................      14,148       15,461
                                                                                           ---------     --------
        Total current assets ...........................................................     120,901      121,406
   Property and equipment, net .........................................................      61,655       30,594
   Long term investments ...............................................................       5,261         --
   Intangible assets, net of accumulated amortization of $13,449 and $503, respectively       38,295       47,154
   Deposits and other assets ...........................................................      15,951        4,214
                                                                                           ---------    ---------
        Total assets ...................................................................   $ 242,063    $ 203,368
                                                                                           =========    =========
Liabilities and Stockholders'Equity
   Current liabilities:
     Accounts payable and accrued expenses .............................................   $  42,382    $  15,357
     Accrued compensation and employee benefits ........................................      19,142       14,912
     Deferred revenue and advance payments .............................................      59,866       38,028
                                                                                           ---------    ---------
        Total current liabilities ......................................................     121,390       68,297
   Deferred revenue and advance payments ...............................................      16,227       33,255
   Accrued litigation settlement .......................................................     123,950         --
   Other long-term liabilities .........................................................       2,710         --
                                                                                           ---------    ---------
        Total liabilities ..............................................................     264,277      101,552
                                                                                           ---------    ---------
   Commitments and contingencies (Notes 9 and 10)
       Series A convertible preferred stock, par value $0.001 per share, 18 shares
            authorized, 13 shares issued and outstanding ...............................     119,667         --
   Stockholders' equity:
        Preferred stock undesignated, par value $0.001 per share, 4,982 shares
        authorized; no shares issued or outstanding ....................................        --           --
        Class A common stock, par value $0.001 per share, 330,000 shares authorized;
         24,994 and 22,384 shares issued and outstanding, respectively .................          25           22
        Class B common stock, par value $0.001 per share, 165,000 shares authorized;
         55,147 and 55,867 shares issued and outstanding, respectively .................          55           56
     Additional paid-in capital ........................................................     150,319      138,943
     Accumulated other comprehensive (loss) income .....................................        (415)       1,643
     Deferred compensation .............................................................        (692)        (895)
     Accumulated deficit ...............................................................    (291,173)     (37,953)
                                                                                           ---------    ---------
        Total stockholders' (deficit) equity ...........................................    (141,881)     101,816
                                                                                           ---------    ---------
        Total liabilities and stockholders' equity .....................................   $ 242,063    $ 203,368
                                                                                           =========    =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)



                                                                                     Three Months Ended
                                                                                     September 30,
                                                                                     2000        1999
                                                                                     ----------------
                                                                                 (unaudited) (unaudited)
Revenues:
   Product licenses ..........................................................   $  28,124    $ 18,159
   Product support and other services ........................................      36,731      17,150
                                                                                 ---------    --------
     Total revenues ..........................................................      64,855      35,309
Cost of revenues:
   Product licenses ..........................................................         120         844
   Product support and other services ........................................      26,153       9,023
                                                                                 ---------    --------
     Total cost of revenues ..................................................      26,273       9,867
                                                                                 ---------    --------
Gross profit .................................................................      38,582      25,442
                                                                                 ---------    --------
Operating expenses:
   Sales and marketing .......................................................      40,817      24,324
   Research and development ..................................................      16,031       8,082
   General and administrative ................................................      12,710       6,223
   Amortization of intangible assets .........................................       4,798          20
   Restructuring and related charges .........................................      10,835        --
                                                                                 ---------    --------
     Total operating expenses ................................................      85,191      38,649
                                                                                 ---------    --------
Loss from operations .........................................................     (46,609)    (13,207)
Financing & other income (expense):
   Net interest ..............................................................       1,360         594
   Loss on investments .......................................................      (8,985)         --
   Provision for litigation settlement .......................................    (113,700)         --
   Other income (expense), net ...............................................          56          (6)
                                                                                  --------    --------
     Total financing & other income (expense) ................................    (121,269)        588
                                                                                  --------    --------
Loss before income taxes .....................................................    (167,878)    (12,619)
Provision for income taxes ...................................................         350         155
                                                                                 ---------    --------
Net loss .....................................................................   $(168,228)   $(12,774)
                                                                                 ---------    --------

Accrued preferred stock dividends ............................................   $  (2,188)   $    --
                                                                                 ---------    --------

Net loss attributable to common stockholders .................................   $(170,416)   $(12,774)
                                                                                 =========    ========

Basic and diluted net loss per share .........................................   $   (2.13)   $  (0.17)
                                                                                 =========    ========
Weighted average shares used in computing basic and diluted net loss per share      79,975      76,723

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Nine Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                     2000        1999
                                                                                  ----------------------
                                                                                   (unaudited) (unaudited)
Revenues:
   Product licenses ..........................................................   $  75,964    $  59,754
   Product support and other services ........................................      89,850       45,342
                                                                                 ---------    ---------
     Total revenues ..........................................................     165,814      105,096
Cost of revenues:
   Product licenses ..........................................................       1,117        1,927
   Product support and other services ........................................      63,690       23,538
                                                                                 ---------    ---------
     Total cost of revenues ..................................................      64,807       25,465
                                                                                 ---------    ---------
Gross profit .................................................................     101,007       79,631
                                                                                 ---------    ---------
Operating expenses:
   Sales and marketing .......................................................     120,672       62,243
   Research and development ..................................................      48,044       19,231
   General and administrative ................................................      42,213       15,731
   Amortization of intangible assets .........................................      12,946           61
   Restructuring and related charges .........................................      10,835         --
                                                                                 ---------    ---------
     Total operating expenses ................................................     234,710       97,266
                                                                                 ---------    ---------
Loss from operations .........................................................    (133,703)     (17,635)
Financing & other income (expense):
   Net interest ..............................................................       2,251        1,626
   Loss on investments .......................................................      (7,629)        --
   Provision for litigation settlement .......................................    (113,700)        --
   Other income ..............................................................         161           26
                                                                                 ---------    ---------
      Total financing & other income (expense) ...............................    (118,917)       1,652
                                                                                 ---------    ---------
Loss before income taxes .....................................................    (252,620)     (15,983)
Provision for income taxes ...................................................         600          598
                                                                                 ---------    ---------
Net loss .....................................................................   $(253,220)   $ (16,581)
                                                                                 ---------    ---------

Accrued preferred stock dividends ............................................   $  (2,500)   $    --
Beneficial conversion feature ................................................   $ (19,375)   $    --
                                                                                 ---------    ---------

Net loss attributable to common stockholders .................................   $(275,095)   $ (16,581)
                                                                                 =========    =========

Basic and diluted net loss per share .........................................   $   (3.46)   $   (0.22)
                                                                                 =========    =========
Weighted average shares used in computing basic and diluted net loss per share      79,546       75,420
                                                                                 =========    =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Nine Months Ended September 30, 2000
                                 (in thousands)
                                   (unaudited)




                                                                              Accumulated Other
                                                                                Comprehensive
                                                                                Income (Loss)
                                                                             --------------------
                                                                             Unrealized  Foreign
                                     Class A           Class B    Additional  Gain on   Currency    Accumu-   Deferred
                                   Common Stock      Common Stock  Paid-in  Short-term  Translation  lated      Comp-
                                 Shares    Amount  Shares   Amount Capital  Investments Adjustment   Deficit  ensation    Total
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1999.  22,384    $   22 55,867    $  56 $ 138,943    $  1,367     $  276 $ (37,953)  $  (895)$ 101,816
                               ------    ------ ------    ----- ---------    --------     ------ ---------   ------- ---------
Net loss....................     --        --      --       --        --         --          --   (253,220)      --   (253,220)

Unrealized loss on short-term
investments, net of applicable
taxes.......................     --        --      --       --        --      (1,336)        --        --        --     (1,336)

Foreign currency translation
adjustment..................     --        --      --       --        --          --       (722)       --        --       (722)
                                                                                                                      --------

Comprehensive loss..........     --        --      --       --        --           --        --        --        --   (255,278)

Conversion of Class B to
Class A common stock........      720         1   (720)      (1)      --         --          --        --        --         --

Issuance of Class A common
stock under stock option and
purchase plans..............    1,833         2    --       --       7,790       --          --        --        --      7,792

Stock issued in connection
with consulting services
agreement...................       57      --      --       --       1,600       --          --        --        --      1,600

Capital contribution
related to stockholder
stock grant.....                 --        --      --       --       3,003       --          --        --        --      3,003

Acceleration of vesting
provisions on stock
options............              --        --      --       --       1,483       --          --        --        --      1,483

Preferred stock dividends...     --        --      --       --     (2,500)       --          --        --        --     (2,500)

Amortization of deferred
stock compensation..........     --        --      --       --         --        --          --        --       203        203


Balance at September 30,2000   24,994    $   25 55,147    $  55 $ 150,319       $  31    $ (446) $(291,173) $   (692)$(141,881)
                               ======    ====== ======    ===== =========       =====    ======  =========  ======== =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         2000        1999
                                                                                         -------------------
                                                                                      (unaudited) (unaudited)
Operating activities:
   Net loss ........................................................................   $(253,220)   $(16,581)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .................................................      23,732       4,902
     Provision for doubtful accounts ...............................................       4,022       1,039
     Amortization of deferred compensation .........................................         203         201
     Loss on other than temporary decline in investments ...........................      10,359        --
     Gain on hedging transaction ...................................................      (1,375)       --
     Gain on sale of short-term investments ........................................      (1,355)       --
     Compensation expense recognized on stockholder stock grant ....................       3,003        --
     Compensation expense on accelerated options ...................................       1,483        --
     Provision for litigation settlement ...........................................     113,700        --
     Changes in operating assets and liabilities:
       Accounts receivable .........................................................      (7,076)     (6,045)
       Prepaid expenses and other current assets ...................................       1,968      (1,670)
       Deposits and other assets ...................................................      (1,576)       (377)
       Accounts payable and accrued expenses, compensation and benefits ............      29,588       3,691
       Deferred revenue and advance payments .......................................      (7,480)     10,914
       Other long-term liabilities .................................................       1,508        --
                                                                                       ---------    --------
          Net cash used in operating activities ....................................     (82,516)     (3,926)
                                                                                       ---------    --------
Investing activities:
   Purchases of property and equipment .............................................     (41,564)    (20,078)
   Purchases of short-term investments .............................................      (1,496)    (24,492)
   Purchases of long-term investments ..............................................      (5,011)       --
   Maturities of short-term investments ............................................       5,500       3,000
   Proceeds from sale of short-term investments ....................................      38,388        --
   Proceeds from realized gain on hedging transaction ..............................       1,375        --
   Increase in restricted cash .....................................................     (26,220)       --
   Purchases of intangible assets ..................................................      (2,443)       --
                                                                                       ---------    --------
        Net cash used in investing activities ......................................     (31,471)    (41,570)
                                                                                       ---------    --------
Financing activities:
   Proceeds from sale of Class A common stock and exercise of stock options, net of
     offering costs ................................................................       7,792      45,624
   Proceeds from sale of Series A convertible preferred stock, net of offering costs     119,667        --
   Payments of dividend notes payable ..............................................        --        (5,000)
                                                                                       ---------    --------

        Net cash provided by financing activities ..................................     127,459      40,624
                                                                                       ---------    --------
        Effect of foreign exchange rate changes on cash and cash equivalents .......        (709)       (239)
                                                                                       ---------    --------
Net increase (decrease) in cash and cash equivalents ...............................      12,763      (5,111)
Cash and cash equivalents, beginning of period .....................................      25,941      27,491
                                                                                       ---------    --------
Cash and cash equivalents, end of period ...........................................   $  38,704    $ 22,380
                                                                                       =========    ========
Supplemental disclosure of noncash investing and financing activities:
   Change in unrealized gain on short-term investments, net of tax .................   $  (1,336)   $   (114)
                                                                                       =========    ========
   Stock received in exchange for products and services ............................   $  12,556        --
                                                                                       =========    ========
   Issuance of Class A common stock related to consulting services agreement .......   $   1,600    $   --
                                                                                       =========    ========
   Preferred stock dividends .......................................................   $   2,500    $   --
                                                                                       =========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ........................................   $      26    $     87
                                                                                       =========    ========
   Cash paid during the period for income taxes ....................................   $     160    $  2,113
                                                                                       =========    ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


(1) Basis of Presentation

     The consolidated balance sheet of MicroStrategy Incorporated ("MicroStrategy" or the "Company") as of September 30, 2000, the related consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, the consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ( "SEC ") in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 in Note 3 of the Notes to Consolidated Financial Statements, these revisions primarily addressed the recognition of revenue for certain software arrangements which should be accounted for under the subscription method or the percentage of completion method. The Company also reviewed license agreements executed near the end of each quarter and determined that revisions to its reported revenues were necessary, primarily to ensure that all agreements for which the Company was recognizing revenue in a reporting period were executed by both parties no later than the end of the reporting period in which the revenue is recognized. The amounts reported in the financial statements related to 1999 are the restated amounts.

(2) Recent Accounting Pronouncements

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on its financial position or results of operations.

     In June 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS Nos. 133 and 137 to have a material impact on its financial position or results of operations.


(3) Restructuring and Related Charges

     In the third quarter of 2000, the Company's Board of Directors approved and the Company announced a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business.

     The restructuring plan includes a reduction of the Company's workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of a number of new jobs for which candidates had not yet started with the Company. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, the Company plans to consolidate its operations in the vicinity of its Northern Virginia headquarters. In addition, the Company is reducing or eliminating certain quarterly corporate events, including the cancellation of its annual cruise. Finally, the Company is reducing expenditures on external consultants and contractors across all functional areas. The Company anticipates annual savings of approximately $25 million as a result of these actions.

     In connection with this restructuring plan, the Company incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that are no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, the chairman and CEO of the Company, made grants of the Company's Class A common stock to terminated employees from his personal stock holdings. Since he is a principal shareholder of the Company, his actions are deemed to be an action undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized an expense and a capital contribution by Mr. Saylor for approximately $3.0 million, which represents the fair value of the stock on the date of grant.

     The Company also recognized a liability related to its commitments associated with the annual cruise that the Company will no longer sponsor.

     The following table sets forth a summary of these restructuring costs and related charges (in thousands):

Severance & rescinded employment offers .........   $ 2,854
Stock grant & applicable payroll taxes ..........     3,192
Compensation expense on accelerated stock options     1,483
Elimination of corporate events .................     2,838
Write-off of impaired assets ....................       360
Accrual for professional fees ...................       108
                                                    -------
Total restructuring expense .....................   $10,835
                                                    =======

     Included in the $10.8 million restructuring charge incurred in the third quarter of 2000 are $6.2 million of cash costs and $4.6 million in non-cash related costs. Substantially all restructuring costs and related charges have been paid as of September 30, 2000.

(4) Short-term Investments

     In  December  1999,  the  Company   received  824,742  shares  of  Exchange
Applications, Inc. ("Exchange Applications") stock valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. The Company sold all of its economic interest in these shares for a net realized gain of $1.5 million during the first two quarters of 2000.

     In the current year, the Company received an additional 485,067 shares of Exchange Applications' stock, valued at $12.6 million, in consideration for the sale of MicroStrategy software, technical support and consulting services.

     On September 29, 2000, Exchange Applications announced that third quarter results would not meet expectations, resulting in a significant decrease in the market value of their stock. The timing and amount of any future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company has written down the investment to its fair value at September 30, 2000, and recognized a loss of $10.4 million in the third quarter. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.


(5) Accounts Receivable

     Accounts receivable, net of allowances, consist of the following, as of (in thousands):


                                      September 30, December 31,
                                         2000          1999
                                       ------------------------
Billed and billable ................   $ 82,447    $ 66,181
Less deferred revenue ..............    (35,667)    (25,266)
                                       --------    --------
                                         46,780      40,915
Less allowance for doubtful accounts     (7,315)     (3,329)
                                       --------    --------
                                       $ 39,465    $ 37,586
                                       ========    ========

(6) Consulting Services Agreement


     In June 2000, the Company entered into a consulting services agreement with the controlling stockholder of a software integrator. The agreement requires the controlling stockholder to refer the employees of the software integrator to the Company and also to perform certain consulting services for the Company. In exchange for these services, the Company issued 57,143 shares of Class A common stock to the controlling stockholder, which had a value of $1.6 million as of the consummation date and which are restricted until registered with the Securities and Exchange Commission (SEC). The Company will issue up to $3.4 million in additional shares of Class A common stock over the next two years at the then current market price of the Class A common stock on the date of issuance based on an agreed upon formula including revenue and attrition objectives. The Company recorded the initial issuance of stock as an intangible asset in the amount of $1.6 million and has recognized $251,000 of amortization expense through September 30, 2000. The first installment will be amortized over the duration of the consulting services of two years.

(7) Bank Borrowings

     In March 1999, the Company entered into a line of credit agreement with a commercial bank, which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, the Company entered into a modification of the line of credit agreement, which, among other things, increased the line to include an additional line of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit is secured by $26.2 million of cash and cash equivalents, which is classified as restricted cash on the consolidated balance sheet. The cash is restricted through May 31, 2001, the expiration of the agreement. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, and requires monthly payments of interest. As of September 30, 2000, after consideration of outstanding letters of credit, the Company had $18.7 million of borrowing capacity under this credit line.


(8) Deferred Revenue and Advance Payments

     Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                                      September 30, December 31,
                                                          2000          1999
                                                         ----------------------
Current:
   Deferred product revenue ..........................   $ 31,094    $ 38,164
   Deferred product support and other services revenue     53,929      24,267
                                                         --------    --------
                                                           85,023      62,431
   Less amount in accounts receivable ................    (25,157)    (24,403)
                                                         --------    --------
                                                         $ 59,866    $ 38,028
                                                         ========    ========
Non-current:
   Deferred product revenue ..........................   $ 19,035    $  9,461
   Deferred product support and other services revenue      7,702      24,657
                                                         --------    --------
                                                           26,737      34,118
   Less amount in accounts receivable ................    (10,510)       (863)
                                                         --------    --------
                                                         $ 16,227    $ 33,255
                                                         ========    ========


(9) Commitments and Contingencies

     The Company has $3.4 million in commitments with content providers, which extend through 2003.

(10) Litigation

     The Company and certain of its officers and directors are defendants in a private securities class action lawsuit alleging that they have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10(b)(5) promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to the 1997, 1998 and 1999 financial results. The action has been consolidated in the United States District Court for the Eastern District of Virginia. The class action complaint does not specify the amount of damages sought. In June 2000, purported holders of the Company's common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers relating to the restatement of financial results for 1997, 1998 and 1999.

     In October, 2000, the Company entered into agreements to settle these lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

     Under the class action settlement  agreements,  class members will receive:
1) five-year unsecured promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 550,000 shares of the Company's Class A common stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share so that the minimum value of the shares is $16.5 million; and 3) warrants issued by the Company to purchase 1.9 million shares of the Company's Class A common stock at an exercise price of $50 per share, with the warrants expiring five years from the date they are issued.

     The Company will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of the Company's Class A common stock at a conversion price equal to 80% of the dollar weighted average trading price per share for all round lot transactions in the Company's stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The warrants may be exercised for cash or by tendering promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

     Under the derivative settlement agreement, the Company will add a new, independent director with finance experience to the audit committee of its Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain officers of the Company will contribute a portion of the shares of the Company's Class A common stock to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, Sanju K. Bansal and Mark S. Lynch will contribute to the class action settlement shares of Class A common stock with a total value of $10 million.

     These settlement agreements provide the Company the ability to estimate the value, for accounting purposes, of the liability related to these actions. Accordingly, the Company separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and established an estimate for the cost of the litigation settlement. The details of this estimate are as follows (in thousands):

Issuance of debt securities .......   $  69,200
Issuance of Class A common stock ..      16,500
Issuance of warrants ..............      37,500
Legal fees ........................       2,875
Administration costs...............         750
                                      ---------
Total .............................     126,825
Less insurance recoveries .........     (13,125)
                                      ---------
Net estimated litigation settlement   $ 113,700
                                      =========

     The Company has recorded the unpaid amounts of $124.0 million in the accompanying consolidated balance sheet as a long-term liability pending approval by the courts and satisfaction of certain other conditions and $1.6 million in accounts payable and accrued expenses related to amounts due currently. In addition, the Company recorded $11.9 million in deposits and other assets related to amounts still receivable from insurance companies. Other amounts have been paid by the insurance company. Upon issuance of the securities, the Company will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities.

     The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Company's stock when issued and potential changes in market conditions affecting the valuation of the other securities. Additionally, the settlements are contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, the Company will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

     In March 2000, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the Company's restatement of its financial results. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. The Company is cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

     The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

(11) Convertible Preferred Stock

     On June 19, 2000, the Company issued 12,500 shares of its Series A convertible preferred stock in a private placement to institutional investors for $119.7 million, net of estimated closing costs of $5.3 million. Dividends are payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The convertible preferred stock is currently convertible into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates dependent upon the trading price of the Class A common stock and an agreed upon formula. The convertible preferred stock is also redeemable upon certain triggering events such as failure of the registration statement to be declared effective on or before the first anniversary of the initial issuance date and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

     During the second quarter of 2000, the Company recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

     The Company has accrued dividends of $2.2 million and $2.5 million during the three months and nine months ended September 30, 2000, respectively.


(12) Basic and Diluted Net Loss Per Share

     Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options, convertible preferred stock and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 15,091,353 and 12,390,738 and warrants of 78,334 and 114,000 for the three and nine month periods ended September 30, 2000 and 1999, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Additionally, Series A convertible preferred stock, which is convertible into 3,744,152 shares of Class A common stock, was excluded from the net loss per share calculation for the three and nine months ended September 30, 2000 because their effect would be anti-dilutive.

(13) Segment Information

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

     The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform provides scalable, sophisticated and maintainable solutions that enable businesses to develop and deploy intelligent e-business systems. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting and hosting services. Strategy.com delivers personalized information to consumers through its personal intelligence network via the web, wireless applications, protocol-enabled devices, e-mail, mobile phones, faxes, pagers and regular telephones. Strategy.com syndicates its channels through network affiliates and offers them to consumers directly through its website. Revenues are derived from network affiliate fees, OEM and subscription fees, royalty fees, advertising fees, hosting fees, and transaction fees. The Company began operating its business as two segments in the latter part of 1999. Revenues were recognized for Strategy.com beginning in 2000. Prior years' segment information has been restated to reflect the operations of Strategy.com.

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

     The following summary discloses certain financial information regarding the Company's operating segments (in thousands):


                                               MicroStrategy
                                                  Platform   Strategy.com  Consolidated
                                               ---------------------------------------

     Three Months Ended September 30, 2000
        Total license and service revenues ...   $  59,539    $  5,316    $  64,855
        Gross profit .........................      39,291        (709)      38,582
        Depreciation and amortization ........       7,947       1,534        9,481
        Operating expenses ...................      72,033      13,158       85,191
        Loss from operations .................     (32,741)    (13,868)     (46,609)
        Total assets .........................     218,880      23,183      242,063
     Three Months Ended September 30, 1999
        Total license and service revenues ...   $  35,309     $  --      $  35,309
        Gross profit .........................      25,442        --         25,442
        Depreciation and amortization ........       1,699         348        2,047
        Operating expenses ...................      36,418       2,231       38,649
        Loss from operations .................     (10,976)     (2,231)     (13,207)
        Total assets .........................     108,585       6,123      114,708

                                              MicroStrategy
                                                 Platform   Strategy.com  Consolidated
                                               ------------------------------------------
     Nine Months Ended September 30, 2000
        Total license and service revenues ..   $ 159,241    $  6,573    $ 165,814
        Gross profit ........................     101,848        (841)     101,007
        Depreciation and amortization .......      20,417       3,315       23,732
        Operating expenses ..................     198,279      36,431      234,710
        Loss from operations ................     (96,431)    (37,272)    (133,703)
        Total assets ........................     218,880      23,183      242,063
     Nine Months Ended September 30, 1999
        Total license and service revenues ..   $ 105,096     $  --      $ 105,096
        Gross profit ........................      79,631        --         79,631
        Depreciation and amortization .......       4,438         464        4,902
        Operating expenses ..................      93,482       3,784       97,266
        Loss from operations ................     (13,851)     (3,784)     (17,635)
        Total assets ........................     108,585       6,123      114,708

     The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, relating to the Company's geographic regions (in thousands):


                                               Domestic International Consolidated
                                               -----------------------------------
     Three Months Ended September 30, 2000
        Total license and service revenues ...   $ 47,329   $17,526   $ 64,855
        Long-lived assets ....................   $117,862   $ 3,300   $121,162
     Three Months Ended September 30, 1999
        Total license and service revenues ...   $ 24,873   $10,436   $ 35,309
        Long-lived assets ....................   $ 29,870   $ 1,989   $ 31,859


                                           Domestic  International Consolidated
                                          --------------------------------------
   Nine Months Ended September 30, 2000
      Total license and service revenues ..   $125,760   $40,054   $165,814
      Long-lived assets ...................   $117,862   $ 3,300   $121,162
   Nine Months Ended September 30, 1999
      Total license and service revenues ..   $ 79,837   $25,259   $105,096
      Long-lived assets ...................   $ 29,870   $ 1,989   $ 31,859

     Transfers of $2.2 million and $2.4 million for the three months ended September 30, 2000 and 1999, respectively, and transfers of $6.5 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively, from international to domestic operations have been excluded from the above table and eliminated in the accompanying consolidated financial statements.


(14) Subsequent Events

     On October 30, 2000, the Company announced a strategic alliance with Aether Systems, Inc. ("Aether"), a provider of wireless data products and services. The alliance includes initiatives in four areas:


o The companies will develop a new product, MicroStrategy 7M(TM), that will be designed to combine Aether’s wireless technology with the functionality and performance of the MicroStrategy 7(TM) platform to deliver personalized, intelligent information services to a full range of wireless devices.

o Aether Capital, the investment arm of Aether, will lead a $52.75 million round of financing for Strategy.com with a $25 million investment. Strategy.com is a subsidiary of MicroStrategy that helps companies connect with their customers by delivering personalized, timely information via web, wireless and voice communications channels.

o Aether Chairman and CEO Dave Oros will join the board of directors of Strategy.com.

o    Aether will offer Strategy.com services to its customers.


     On October 18, 2000, Strategy.com issued 13,401,253 shares of Series A convertible preferred stock in exchange for $42.75 million in an initial closing. Strategy.com will issue an additional 3,134,796 shares to an investor for proceeds of approximately $10 million, subject to the satisfaction of certain conditions, in a second closing. The preferred stock is convertible on a one-for-one basis into Class A common stock of Strategy.com. Upon completion of the second closing, this round of financing will represent approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. The remaining 84% economic interest will continue to be owned by the Company. The Company will have approximately 98% of the voting interest in Strategy.com.

     Immediately preceding this investment, the Company completed a reorganization of the business, which resulted in the establishment of Strategy.com as a stand-alone subsidiary. As part of this reorganization the Company assigned rights to MicroStrategy software, certain contracts, employees and intellectual property to Strategy.com in exchange for approximately 84.0 million shares of Class B common stock, which at the time represented all of the outstanding common stock of Strategy.com. The Company also agreed to enter into various intercompany agreements covering consulting services, sales and marketing activities and administrative services to be provided by MicroStrategy on behalf of Strategy.com.

     In addition, Strategy.com has implemented a stock option plan that provides for the issuance of options to purchase up to 17.2 million shares of Class A common stock in Strategy.com. As of October, 2000, Strategy.com had committed to issue approximately 5.1 million options under this plan to employees of MicroStrategy and Strategy.com. The exercise price of the options will generally be the fair market value of the Strategy.com Class A common stock on the day of grant.

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

     In July 1999, we launched a new business unit called Strategy.com. Strategy.com is our personal intelligence network, a new form of media that brings speed to transactions by actively delivering highly personalized, relevant and timely information to individuals through a wide variety of delivery methods, including e-mail, telephone and wireless devices. The Strategy.com network leverages the MicroStrategy software platform and is organized around a suite of information channels. The network currently operates Finance, News and Weather Channels and plans to launch additional information channels in the future. Strategy.com syndicates its channels through other companies that serve as network affiliates and network associates, which we refer to collectively as affiliates. Affiliates offer the Strategy.com channels and services on a co-branded basis directly to their customers and in turn share with Strategy.com a percentage of revenues they generate. Strategy.com also provides application maintenance, development, customer billing, hosting and support services for these channels, enabling affiliates to focus on their core businesses. Currently, Strategy.com has established over 230 network affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions and now has over 450,000 subscribers to its Strategy.com network. In October 2000, Strategy.com received financing through the sale of convertible preferred stock to investors. Upon the completion of this round of financing, the investors will own approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis and Strategy.com will have received aggregate proceeds of approximately $52.75 million.

     Since 1995, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased over the last three years, we experienced fluctuating operating margins during 1997, 1998 and 1999 primarily as a result of increases in staff levels. Our net loss increased substantially during 2000, as our growth in revenues, and particularly higher margin product license revenues, decreased substantially, while our expenses have significantly increased due primarily to aggressive hiring of additional personnel and increased legal and professional fees relating to class action lawsuits and an SEC investigation in connection with matters relating to our restatement of our 1999, 1998 and 1997 financial statements, described in Note 1 of the Notes to Consolidated Financial Statements.

     Our net loss expanded significantly in the quarter ended September 30, 2000 to $168.2 million as we recorded the following charges: (1) a $113.7 million expense associated with an agreement to settle outstanding class action and derivative shareholder lawsuit litigation (of which approximately $3.6 million is a cash charge for legal fees and administration costs and approximately $110.1 million is a non-cash charge); (2) a $10.8 million charge related to restructuring activities; and (3) a $10.4 million write down of investments. These matters are discussed in more detail below and in the Notes to Consolidated Financial Statements.

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

     Technical support revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our technical support services are recorded as deferred revenue when paid by the customer and recognized ratably over the term of the maintenance and support agreement, which is typically one year. We also record as deferred revenue the fair value of implicit maintenance arrangements when resellers or other customers that sell our software to end users offer these end users the right to receive the then current version of our software at the time of resale. Certain of these agreements extend over several years. Fees for our education and consulting services are typically recognized at the time the services are performed.

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

     Customers at times require consulting and implementation services, which include evaluating their business needs, identifying resources necessary to meet their needs and installing the solution to fulfill their needs. When the software license arrangement requires us to provide significant consulting services to produce, customize or modify software or when the customer considers these services essential to the functionality of the software product, both the product license revenue and product support and other services revenue are recognized in accordance with the provisions of SOP 81-1. We recognize revenue from these arrangements using the percentage of completion method and, therefore, both product license and product support and other services revenue are recognized as work progresses. If the software license arrangement obligates us to the delivery of unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

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

     We license our software through our direct sales force and increasingly through, or in conjunction with, value-added resellers, system integrators and original equipment manufacturers. Channel partners accounted for, directly or indirectly, approximately 40%, 39%, 34% and 27% of our product license revenues for the nine months ended September 30, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, there can be no assurance that our efforts to continue to expand indirect sales will be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, management time and financial resources to developing direct and indirect international sales and support channels.

     We recently implemented a new multi-channel distribution strategy and product-pricing plan designed to expand our customer base, improve operating efficiency and decrease the length of sales cycles. The strategy includes the use of the web as a channel for distributing products where new and existing customers can test our software on a demonstration basis and configure, upgrade and order software directly online via a standard pricing model. In addition, we will now provide complimentary development software for all potential customers and qualified partners.

     Recognizing the need to bring operating expenses in line with our revenue expectations, during the third quarter we developed and implemented a restructuring plan that called for the elimination of 231 employees or approximately 10% of our workforce. We also rescinded approximately 230 offers of employment, reduced various Company-sponsored events for employees, limited the use of external contractors and consultants and developed a plan to consolidate facilities. To implement these actions we made severance payments to employees, incurred costs for rescinded job offers, recognized expenses associated with stock grants and the acceleration of vesting provisions of stock options and recorded a liability for commitments related to Company-sponsored events. These costs totaled $10.8 million. We expect that annualized savings from these actions will approximate $25.0 million and will contribute to slowing the growth of our sales and marketing expenses and our general and administrative expenses.

     Our operations and prospects have been and will be significantly affected by the developments relating to our revision to our 1999, 1998 and 1997 financial statements described in Note 1 of the Notes to Consolidated Financial Statements. We and certain of our officers and directors are defendants in a class action lawsuit alleging violations of various securities laws and certain of our officers and directors are defendants in a shareholder derivative lawsuit alleging that they breached their fiduciary duties related to our restated financial statements. In addition, in March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to our restatement of our financial results.

     In October , 2000, we entered into agreements to settle the class action and shareholder derivative lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

     Under the class action settlement agreement, class members will receive: 1) five-year unsecured promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 550,000 shares of the Company's Class A common stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share so that the minimum value of the shares is $16.5 million; and 3) warrants issued by the Company to purchase 1.9 million shares of the Company's Class A common stock at an exercise price of $50 per share, with the warrants expiring five years from the date they are issued.

     We will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of the Company's Class A common stock at a conversion price equal to 80% of the dollar weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The warrants may be exercised for cash or by tendering promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

     Under the derivative settlement agreement, we will add a new, independent global director with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain of our officers will contribute a portion of the shares of the Company's Class A common stock to be issued to class members in settlement of the class action lawsuit. Specifically, Michael
J. Saylor, Sanju K. Bansal and Mark S. Lynch will contribute to the class action settlement shares of Class A common stock with a total value of $10 million.

     These settlement agreements provide us the ability to estimate the value of the liability related to these actions. Accordingly, we separately evaluated the individual components of the settlement agreement in consideration of existing market conditions and recorded an estimated charge of $113.7 million for the cost of the litigation settlement. Additionally, the settlement is contingent on confirmatory discovery, final documentation, court approval and certain other conditions. We have recorded the unpaid amounts of $124.0 million in the consolidated balance sheet as a long-term liability pending approval by the courts and satisfaction of certain other conditions and $1.6 million in accounts payable and accrued expenses related to amounts due currently. In addition we recorded $11.9 million in deposits and other assets related to amounts still receivable from insurance companies. Other amounts have been paid by the insurance company. Upon issuance of the securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities.

     The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Company's stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                    2000         1999     2000         1999
                                                    -------------------------------------------
Consolidated Statements of Operations Data
     Revenues:
        Product licenses .........................      43.4%     51.4%     45.8%     56.9%
        Product support and other services .......      56.6      48.6      54.2      43.1
                                                      ------    ------    ------    ------
          Total revenues .........................     100.0     100.0     100.0     100.0
     Cost of revenues:
        Product licenses .........................       0.2       2.4       0.7       1.8
        Product support and other services .......      40.3      25.5      38.4      22.4
                                                      ------    -----     ------    ------
          Total cost of revenues .................      40.5      27.9      39.1      24.2
                                                      ------    ------    ------    ------
     Gross profit ................................      59.5      72.1      60.9      75.8
     Operating expenses:
        Sales and marketing ......................      62.9      68.9      72.8      59.2
        Research and development .................      24.7      22.9      29.0      18.3
        General and administrative ...............      19.6      17.6      25.5      15.0
        Amortization of intangible assets ........       7.4       0.1       7.8       0.1
        Restructuring and related charges ........      16.7       --        6.5        --
                                                      ------     -----    ------    ------
          Total operating expenses ...............     131.3     109.5     141.6      92.6
     Loss from operations ........................     (71.8)    (37.4)    (80.7)    (16.8)
     Financing & other income (expense):
        Net interest .............................       2.1       1.7       1.4       1.6
        Loss on investments ......................     (13.9)      (--)     (4.6)     (--)
        Provision for litigation settlement ......    (175.3)      (--)    (68.6)     (--)
        Other income (expense), net ..............       0.1       (--)      0.1       --
                                                      ------    ------    ------    ------
          Total financing & other income (expense)    (187.0)      1.7     (71.7)      1.6
     Provision for income taxes ..................       0.5       0.4       0.4       0.6
                                                      ------    ------    ------    ------
     Net loss ....................................    (259.3)%   (36.1)%  (152.8)%   (15.8)%
                                                      ======     =====    ======    ======



Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

Revenues

     Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $35.3 million to $64.9 million for the three months ended September 30, 1999 and 2000, respectively, an increase of 83.7%, and increased from $105.1 million to $165.8 million for the nine months ended September 30, 1999 and 2000, respectively, an increase of 57.8%. There can be no assurance that total revenues will continue to increase at the rates experienced in prior periods. Additionally, based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many large, multiple element arrangements is recorded as deferred revenue upon receipt of cash, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract or over the hosting period, as applicable.

     In 1999, we launched the Strategy.com Finance Channel, in 2000 we launched the Strategy.com News and Weather Channels, and we plan to launch additional information channels in the future. We did not recognize revenues related to Strategy.com until 2000 in which, during the three and nine months ended September 30, 2000, we recognized $5.3 million and $6.6 million, respectively, in network affiliate and subscription fees and other services. During the three months ended September 30, 2000, approximately $5 million of the Strategy.com revenues related to one customer, Deutsche Bank, which we do not expect to generate recurring revenue in the future. We expect revenues from OEM fees, network affiliation fees, subscription fees, advertising, hosting, transaction and other fees from our Strategy.com service in the future. However, we expect that Strategy.com revenues in the fourth quarter 2000 will be less than revenues in the third quarter of 2000 and comparable to the revenue Strategy.com recorded in the first half of 2000.

     During the quarter, we and a significant customer, Deutsche Bank, agreed to restructure our relationship, terminating the Strategy.com affiliation and joint research and development agreement and replacing it with a standard enterprise software license and maintenance agreement. While we had been providing services to the customer over the past six months, no revenue had been recognized in accordance with our revenue recognition accounting polices. In view of changes in the customer's goals, Deutsche Bank and we entered into an agreement in which we agreed to cease further development efforts and deliver all existing work product to Deutsche Bank. Since we have no future obligations to Deutsche Bank, all payments were made prior to the end of the quarter, and all other revenue recognition criteria were met, we recorded revenues of $9.5 million, with $4.4 million and $5.1 million recorded as product license and services revenue, respectively, and deferred an additional $1.5 million related to ongoing product support obligations.

     Product License Revenues. Product license revenues increased from $18.2 million to $28.1 million for the three months ended September 30, 1999 and 2000, respectively, an increase of 54.9%, and increased from $59.8 million to $76.0 million for the nine months ended September 30, 1999 and 2000, respectively, an increase of 27.1%. The increase in product license revenues for the three months ended September 30, 2000 compared to the same period in 1999 was due to increased customer acceptance of our recently released products and the growth of the business intelligence software market in general. Product license revenues were also positively affected by the restructuring of the Deutsche Bank relationship described above which resulted in $4.4 million of product license revenue. We are attracting new customers and our existing customer base is purchasing additional licenses and new products to support their e-business solutions. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years. There can be no assurance that we will be able to maintain or continue to increase market acceptance for our family of products, including our newly released MicroStrategy 7.0 software.

     Product Support and Other Services Revenues. Product support and other services revenues increased from $17.2 million to $36.7 million for the three months ended September 30, 1999 and 2000, respectively, an increase of 114.2%, and increased from $45.3 million to $89.9 million for the nine months ended September 30, 1999 and 2000, respectively, an increase of 98.2%. The increase in product support and other services revenues was primarily due to new product licenses sold associated with a continuing increase in large-scale e-commerce applications which require significant implementation, the revenue associated with the services provided to Deutsche Bank as described above, and other consulting work. As a result of expected fluctuations in product license revenue discussed above, we expect product support and other services revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

     International Revenues. International revenues increased from $10.4 million to $17.5 million for the three months ended September 30, 1999 and 2000, respectively, an increase of 67.9%, and increased from $25.3 million to $40.1 million for the nine months ended September 30, 1999 and 2000, respectively, an increase of 58.6%. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. In addition, $4.4 million of product license revenues for the three months ended September 30, 2000 was from Deutsche Bank as mentioned earlier. We also opened new sales offices in Argentina and

Switzerland in 2000. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. We may not be able to maintain or continue to increase international market acceptance for our family of products.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues decreased from $844,000 to $120,000 for the three months ended September 30, 1999 and 2000, respectively, and from $1.9 million to $1.1 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of product license revenues, cost of product license revenues decreased from 4.6% to 0.4% for the three months ended September 30, 1999 and 2000, respectively, and from 3.2% to 1.5% for the nine months ended September 30, 1999 and 2000, respectively. The decrease in cost of product license revenues as a percentage of product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials and shipping costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues may increase as product license revenues increase. In the event that we enter into any royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing technical support, education and consulting services to customers and partners. Cost of product support and other services revenues increased from $9.0 million to $26.2 million for the three months ended September 30, 1999 and 2000, respectively, and from $23.5 million to $63.7 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of product support and other services revenues, cost of product support and other services revenues increased from 52.6% to 71.2% for the three months ended September 30, 1999 and 2000, respectively, and from 51.9% to 70.9% for the nine months ended September 30, 1999 and 2000, respectively. The increase in cost of product support and other services revenues was primarily due to the increase in the number of personnel providing consulting, education and technical support to customers as a result of new product licenses sold associated with a continuing increase in large-scale e-commerce applications and complex Strategy.com deployments. The total cost of product support and other services revenues increased as a percentage of product support and other services revenues due to the significant increase in the use of third parties to perform consulting services, an increase in consulting services revenues as a percentage of total product support and other services revenues, which are at lower margins than other product support revenues, the agreement to restructure a large customer relationship which resulted in recognizing a significant amount of services revenue at no margin, and excess capacity in consulting personnel.

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

     Sales and Marketing Expenses. Sales and marketing expenses include costs related to personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $24.3 million to $40.8 million for the three months ended September 30, 1999 and 2000, respectively, and from $62.2 million to $120.7 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 68.9% to 62.9% for the three months ended September 30, 1999 and 2000, respectively, and increased from 59.2% to 72.8% for the nine months ended September 30, 1999 and 2000, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for

Strategy.com and other general marketing efforts. Additionally, during the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. As a result of these significant expenses during the first quarter of 2000, sales and marketing expenses decreased in the second and third quarters compared to the first quarter. We intend to continue to market our MicroStrategy 7.0 software;
however, we may reduce our overall advertising and marketing efforts going forward in order to align our costs with anticipated revenues.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $8.1 million to $16.0 million for the three months ended
September 30, 1999 and 2000, respectively, and from $19.2 million to $48.0 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of total revenues, research and development expenses increased from 22.9% to 24.7% for the three months ended September 30, 1999 and 2000, respectively, and from 18.3% to 29.0% for the nine months ended September 30, 1999 and 2000, respectively. The increase in research and development expenses was primarily due to hiring additional research and development personnel to continue development of Strategy.com channels, new products, product releases and e-commerce technology. We intend to increase our investment over the next twelve months to develop other channels as part of our suite of information channels of our Strategy.com network. In addition, we expect that research and development expenses will increase as we continue to invest in developing new products, applications and product enhancements for our existing platform business and the Strategy.com network.

     General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses increased from $6.2 million to $12.7 million for the three months ended September 30, 1999 and 2000, respectively, and from $15.8 million to $42.2 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of total revenues, general and administrative expenses increased from 17.6% to 19.6% for the three months ended September 30, 1999 and 2000, respectively, and from 15.0% to 25.5% for the nine months ended September 30, 1999 and 2000, respectively. The increase in general and administrative expenses was the result of increased staff levels, increased office occupancy costs, costs associated with the growth of our business and an increase in outside professional fees, specifically legal and other consultancy fees related to the recent litigation associated with our restatement of our financial statements and the related SEC investigation. We expect that general and administrative expenses will start to decrease on a quarterly basis in view of the recent litigation settlement agreements, staff reductions and reductions in the use of external consultants.

     Amortization of Intangible Assets. In June 2000, we entered into a consulting services agreement with the controlling stockholder of a software integrator. The agreement requires the controlling stockholder to refer the employees of the software integrator to us and also to perform certain consulting services for us. In exchange for these services, we issued 57,143 shares of Class A common stock to the controlling stockholder. We will issue up to $3.4 million in additional shares of Class A common stock over the next two years based on an agreed upon formula including revenue and attrition objectives. We have recorded $1.6 million related to the first installment as deferred consulting costs. The first installment will be amortized over two years, the duration of the consulting services.

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

     As a result, we have recorded $20,000 and $4.8 million in amortization expense for the three months ended September 30, 1999 and 2000, respectively, and $61,000 and $12.9 million in amortization expense for the nine months ended September 30, 1999 and 2000, respectively, relating to intangible assets. We expect our rate of amortization expense to be substantially the same over the next 2 years.

     Restructuring and related charges. In the third quarter of 2000, our Board of Directors approved and we announced a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business.

     The restructuring plan includes a reduction of our workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of a number of new jobs for which candidates had not yet started with us. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, we plan to consolidate facilities located in the vicinity of our Northern Virginia headquarters. In addition, we are eliminating or reducing certain quarterly corporate events, including canceling our annual cruise. Finally, we are reducing expenditures on external consultants and contractors across all functional areas. We anticipate realizing annual savings of approximately $25 million as a result of these actions.

     In connection with this restructuring plan, the Company incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that are no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, the chairman and CEO of the Company, made grants of the Company's Class A common stock to terminated employees from his personal stock holdings. Since he is a principal shareholder of the Company, his actions are deemed to be an action undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized an expense and a capital contribution by Mr. Saylor for approximately $3.0 million, which represents the fair value of the stock on the date of grant.

     We also recognized a liability related to our commitments associated with the annual cruise for employees that has been canceled.

     Included in the $10.8 million restructuring charge incurred in the third quarter of 2000 are approximately $6.2 million of cash costs and $4.6 million in non-cash related costs. Substantially all restructuring costs and related charges have been paid as of September 30, 2000.

     This restructuring action is more fully described in Note 3 of the Notes to Consolidated Financial Statements.

     Loss on investments. As of September 30, 2000, we held 485,067 shares of Exchange Applications stock. On September 29, 2000, Exchange Applications announced that third quarter results would not meet expectations, resulting in a significant decrease in the market value of their stock. The timing and amount of any future recovery, if any, in the value of this asset is uncertain and we consider the decline in fair value of this investment as other than temporary. Accordingly, we have written down the investment to its fair value at September 30, 2000, and have recognized a loss of $10.4 million in the third quarter. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

     Provision for litigation settlement. We and certain of our officers and directors are defendants in a private securities class action lawsuit alleging that we have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 10(b)(5) promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that we had made with respect to our 1997, 1998 and 1999 financial results. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results for 1997, 1998 and 1999. In October, 2000, we entered into agreements to settle these lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

     These settlement agreements provide us the ability to estimate the value of the liability related to these actions. Accordingly, we separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and recorded an estimated charge of $113.7 million for the cost of the litigation settlement. We expect interest charges related to the five-year unsecured promissory notes to be approximately $8.3 million per annum, of which approximately $6.0 million per year will be cash costs and the remainder non-cash.

     The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the stock when issued and potential changes in market conditions affecting the valuation of the other securities. Additionally, the settlements are contingent on confirmatory discovery, final documentation, court approval and certain other conditions. Accordingly, we will revalue the estimate of the settlements on a quarterly basis and at the time the securities are issued.

     Provision for Income Taxes. We recorded $350,000 and $155,000 of income tax expense for the three months ended September 30, 2000 and 1999, respectively, and $600,000 and $598,000 of income tax expense for the nine months ended September 30, 2000 and 1999, respectively. The provision for both quarters and the nine months ended in each year relates to income taxes payable in certain foreign jurisdictions where we were profitable in 1999 and expect to be profitable in 2000.

     Beneficial Conversion Feature. During the second quarter of 2000, we recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. In addition, in the event the conversion price decreases, in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, an additional charge per share of outstanding convertible preferred stock will be recorded in the future based on the difference between the current conversion price and the new conversion price.


Deferred Revenue

     Deferred revenue represents product support and other services fees that are collected in advance; product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established; or product license and product support and other services fees relating to arrangements which require implementation related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Deferred revenue was $76.1 million as of September 30, 2000 compared to $71.3 million as of December 31, 1999. We expect to recognize approximately $59.9 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.


Liquidity and Capital Resources

     From inception until our initial public offering, we primarily financed our operations and met our capital expenditure requirements through cash flows from operations and short- and long-term borrowings. On June 16, 1998, we raised

$48.2 million, net of offering costs, from our initial public offering, and we raised an additional $40.1 million, net of offering costs, on February 10, 1999 from a public offering of 3,170,000 shares of Class A common stock. On June 17, 2000, we issued 12,500 shares of our Series A convertible preferred stock in a private placement to institutional investors for cash proceeds of $119.7 million, net of offering costs. On September 30, 2000 and December 31, 1999, we had $67.3 million and $68.4 million of cash, cash equivalents, and short-term investments, respectively, of which $26.2 million is restricted cash as of September 30, 2000. Subsequent to September 30, 2000, Strategy.com received financing through the sale of convertible preferred stock to investors. Upon the completion of this round of financing, the investors will own approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis, and Strategy.com will have received aggregate proceeds of approximately $52.75 million.

     Cash used in operations was $82.5 million and $3.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in operations from 1999 to 2000 was primarily attributable to a substantial increase in sales and marketing, and other operating expenses, which increased at a significantly greater rate than revenues. However, during the quarter we took several actions to curtail our operating expenses including a reduction in headcount and discontinuation of various company sponsored events. We have also implemented actions to reduce the use of outside consultants and contractors and other sales and marketing expenses. These actions were taken to achieve our goal of making the core business breakeven on an operating basis by the end of 2001, excluding amortization, preferred dividends and other non-operating expenses.

     Cash used in investing activities was $31.5 million and $41.6 million for the nine months ended September 30, 2000 and 1999, respectively. In December 1999, we received 824,742 shares of Exchange Applications stock, valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and application development. We have sold all of our economic interest in the shares we received in December 1999 for a total net realized gain of $1.5 million. The decrease in cash used in investing activities from 1999 to 2000 reflected the sale of these shares and other short-term investments offset by the increase in restricted cash and purchases of additional short-term investments and capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com. During the three months ended September 30, 2000, we invested $5.0 million in exchange for an approximately 5% interest in PriceInteractive, Inc., a voice portal technology company, as a part of a strategic allegiance.

     Our financing activities provided cash of $127.5 million and $40.6 million for the nine months ended September 30, 2000 and 1999, respectively. In June 2000, we issued 12,500 shares of our Series A convertible preferred stock in a private placement to institutional investors for cash proceeds of $119.7 million, net of closing costs. Dividends are payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The convertible preferred stock is currently convertible into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates depending upon the trading price of the Class A common stock and an agreed upon formula. The convertible preferred stock is also redeemable upon certain triggering events such as failure of the registration statement to be declared effective by the SEC on or prior to the first anniversary of the initial issuance date and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock.

     We also recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A convertible preferred stock equal to the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. We have accrued dividends of $2.2 million during the three months ended September 30, 2000.

     In October 2000, we issued 13.4 million shares of convertible preferred stock of Strategy.com to a group of institutional and accredited investors for cash proceeds of $42.75 million. Aether Capital, the investment arm of Aether led the financing and will purchase an additional 3.1 million shares for $10.0 million upon expiration of the Hart-Scott-Rodino waiting period and the satisfaction of certain other conditions. The total proceeds of $52.75 million will be used to fund ongoing operations of our Strategy.com subsidiary. The preferred stock is convertible into Class A common stock of Strategy.com on a one-for-one basis.

     We expect to pay approximately $6.0 million per year in interest charges as part of the class action litigation settlement commencing upon the settlement hearing date. We also expect to receive $11.9 million of cash during the fourth quarter from insurance carriers in connection with the class action and shareholder derivative litigation.

     The principal source of cash from financing activities during 1999 was from the sale of 3,170,000 shares of Class A common stock in which we raised $40.1 million, net of offering costs.

     In March 1999, we entered into a line of credit agreement with a commercial bank, which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. On May 15, 2000, we entered into a modification of the line of credit agreement, which, among other things, increased to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit is secured by $26.2 million of cash and cash equivalents, which is classified as restricted cash on the balance sheet. The cash is restricted through May 31, 2001, the expiration of the agreement. The modified line of credit bears interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, and requires monthly payments of interest. As of September 30, 2000, after consideration of outstanding letters of credit, we had $18.7 million of borrowing capacity under this credit line.

     We have significantly grown the Company over the last year and prior years in anticipation of our high revenue growth. We have recently taken actions to realign our cost structure to better match our expected revenue growth by reducing our workforce, limiting discretionary operating expenses and reducing capital expenditures. If revenues do not grow at anticipated rates we will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary or other financing facilities to support our current cost structure. There are no assurances that such financing facilities would be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the amended line of credit entered into in May 2000 will meet our working capital requirements for the next 12 months.

     The Company and selling shareholders sold an aggregate 9,200,000 shares of our class A common stock in our initial public offering on June 16, 1998 at a price (adjusted for a 2 for 1 stock split in January 2000) per share of $6.00 for an aggregate purchase price of $55.2 million and 4,000,000 shares of our class A common stock at a price (adjusted for a 2 for 1 stock split in January
2000) per share of $13.50 in an additional public offering on February 15, 1999 for an aggregate purchase price of $54.0 million. The shares were sold pursuant to prospectuses that contained financial statements that we subsequently revised. The inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offering and sale of these shares may constitute a violation of the Securities Act.

     If the inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offerings did constitute a violation of the Securities Act, the purchasers in these offerings would have the right for a period of one year from the date that they discovered, or should have discovered with reasonable diligence, that such financial statements required revision in the applicable registration statement and prospectus, but in no event later than three years from the date of the sale of shares to them, to obtain recovery of the consideration paid in connection with their purchase of class A common stock or, if they have already sold the stock, to sue us for damages based upon the difference between the price they paid for class A common stock and the proceeds they obtained from the sale of the stock. The amount of these damages could be substantial.

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position or results of operations.

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


We may need additional financing which could be difficult to obtain

     We may require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary or other financing facilities to support our operations as we expect to incur operating losses for the foreseeable future. Obtaining additional financing will be subject to a number of factors, including:


     o    market conditions;

     o    our operating performance; and

     o    investor sentiment.


     These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital to fund our operations, our business, operating results and financial condition may be materially and adversely affected.

Our   quarterly   operating   results,   revenues  and  expenses  may  fluctuate
significantly, which could have an adverse effect on the market price of our stock.

     For a number of reasons, including those described below, our operating results, revenues and expenses may vary significantly from quarter to quarter. These fluctuations could have an adverse effect on the market price of our Class A common stock.

     Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

     o    the size, timing and execution of significant orders and shipments;

     o the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

     o    the timing of new product announcements;

     o    changes in our pricing policies or those of our competitors;

     o market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

     o    the length of our sales cycles;

     o    changes in our operating expenses;

     o    personnel changes;

     o our success in expanding our direct sales force and adding to our indirect distribution channels;

     o    the pace and success of our international expansion;

     o utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

     o    changes in foreign currency exchange rates; and

     o seasonal factors, such as our traditionally lower pace of new sales in the summer.


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

We have recently introduced our Strategy.com network and it is uncertain whether it will achieve widespread acceptance

     We have implemented the Finance, News and Weather Channels of our Strategy.com network. We plan to introduce additional channels as part of our suite of information channels, but they are still in development. While we expect to implement these additional channels on a commercial basis by the end of 2000, we may encounter delays or difficulties in this commercial introduction. We expect that a portion of our future revenue will depend on fees from subscribers for the use of the Strategy.com network service, from products and services offered through this network, and from royalties from affiliates who bundle our Strategy.com network with their own product and service offerings. We have not, to date, generated any material revenue from our Strategy.com network and may not be able to do so in the future. If this service, or the products and services offered through it, fails to achieve widespread customer acceptance, our business, operating results and financial condition would be materially adversely affected. In addition, revenue from Strategy.com would be adversely affected if our affiliates do not perceive that the integration of our Strategy.com network with their product and service offerings will increase demand for their products and services or will otherwise be able to generate a sufficient return on their investment in the use of our network.


We intend to make significant expenditures in developing our Strategy.com network, which would result in us incurring operating losses and require additional external financing

     We plan to significantly increase the amounts we will expend on our Strategy.com network compared to the expenses we have incurred to date, in order to expand the network's product offerings and capabilities. We will only be able to make these expenditures if we are able to secure significant additional external financing. We would then substantially increase our investment in Strategy.com over the next twelve months to market, develop and operate Strategy.com and would expect operating losses to increase in 2000 and 2001.


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

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

     Our deferred revenue was $76.1 million as of September 30, 2000. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.


We face litigation that could have a material adverse effect on our business, financial condition and results of operations

     We and certain of our directors and executive officers are named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit relating to the restatement of our 1997, 1998 and 1999 financial results. Although we have entered into agreements to settle such lawsuits, the settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions. If the agreed upon settlements are not consummated, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. In addition, the SEC has issued a formal order of private investigation in connection with matters relating to the restatement of our financial results. We are cooperating with the SEC in connection with this investigation. Regardless of the outcome of any of these matters, it is likely that we will incur substantial defense costs and that such actions may cause a diversion of management time and attention.

Shares in our public offerings may have been offered and sold in violation of the Securities Act and purchasers in one or more of these offerings may have claims that could result in a substantial amount of damages

     The Company and selling shareholders sold an aggregate 9,200,000 shares of our class A common stock in our initial public offering on June 16, 1998 at a price (adjusted for a 2 for 1 stock split in January 2000) per share of $6.00 for an aggregate purchase price of $55.2 million and 4,000,000 shares of our class A common stock at a price (adjusted for a 2 for 1 stock split in January
2000) per share of $13.50 in an additional public offering on February 15, 1999 for an aggregate purchase price of $54.0 million. The shares were sold pursuant to prospectuses that contained financial statements that we subsequently revised. The inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offering and sale of these shares may constitute a violation of the Securities Act.

     If the inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offerings did constitute a violation of the Securities Act, the purchasers in these offerings would have the right for a period of one year from the date that they discovered, or should have discovered with reasonable diligence, that such financial statements required revision in the applicable registration statement and prospectus, but in no event later than three years from the date of the sale of shares to them, to obtain recovery of the consideration paid in connection with their purchase of class A common stock or, if they have already sold the stock, to sue us for damages based upon the difference between the price they paid for class A common stock and the proceeds they obtained from the sale of the stock. The amount of these damages could be substantial.

We are currently unable to borrow additional amounts under our master equipment lease agreement

     We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of November 1, 2000. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement.

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

     Our most direct competitors provide:

     o    e-business infrastructure software;

     o    customer relationship management products;

     o    e-commerce transaction systems;

     o    business intelligence products;

     o    web portals and information networks;

     o    vertical Internet portals and information networks; and

     o    wireless communications and wireless access protocol enabled products.

Each of these market segments are discussed more fully below.

     E-business Infrastructure Software. In the e-business infrastructure market, BroadVision, E.piphany, Vignette, Net Perceptions, Broadbase, Art Technology Group, Engage, Doubleclick and Personify all provide products that compete directly or indirectly with our software platform. Many of these companies provide alternatives to our technology for adding intelligence and personalization to e-commerce applications. For example, customer information, such as past purchases, clickstream data and stated preferences, can be used to create a personalized e-commerce experience that targets customers with offers and interactions to which they are more likely to respond.

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


We have increased our operating costs in anticipation of an expansion of our business and our failure to manage this expansion effectively, as well as the strain on our resources, could have a material adverse effect on our business, operating results and financial condition

     We have been expanding rapidly. Our total number of employees has grown from 907 on December 31, 1998 to 2,054 on September 30, 2000. We have placed significant demands on our administrative, operational, financial and personnel resources and expect to continue doing so. In particular, we expect the current and planned growth of our international operations to lead to increased financial and administrative demands. For example, expanded facilities will complicate operations, managing relationships with new foreign partners will mean additional administrative burdens, and managing foreign currency risks will require expanded treasury functions. We may also need to expand our support organization to develop our indirect distribution channels in new and expanded markets and to accommodate growth in our installed customer base. Failure to manage our expansion effectively could have a material adverse effect on our business, operating results and financial condition.

     In addition, the development of our Strategy.com network could divert the time and attention of our senior management from our other business. Michael J. Saylor, our chairman and chief executive officer, currently is responsible for the strategic planning and direction of both our MicroStrategy Platform and Strategy.com businesses. If Mr. Saylor does not effectively manage his time and attention between our businesses, it could materially adversely affect our business, operating results and financial condition.


If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

     Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our chairman and chief executive officer, and Sanju K. Bansal, our executive vice president and chief operating officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.


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

     o our ability to continue to support a number of popular operating systems and databases;

     o    our ability to maintain and improve our current product line; and

     o    our  ability to rapidly  develop  new  products  that  achieve  market
          acceptance,   maintain  technological   competitiveness  and  meet  an
          expanding range of customer requirements.


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

     Our business, and in particular our Strategy.com network, depends upon our receiving detailed personal information about subscribers in order to provide them with the services they select. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do or plan to do, or if users opt out of making their personal preferences and information available to us and our affiliates, the utility of our products will decrease, which could have a material adverse effect on our business, operating results and financial condition. If our customers, our network or our affiliates misuse personal information, our legal liability may be increased and our growth may be limited.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

     We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of November 1, 2000, holders of our Class B common stock owned or controlled 55,036,776 shares of Class B common stock, or 96% of the total voting power. Michael J. Saylor, our chairman and chief executive officer, controlled 43,421,985 shares of Class B common stock, or 75% of the total voting power, as of November 1, 2000. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

     Our certificate of incorporation allows holders of Class B common stock, almost all of who are employees of our company or related parties, to transfer shares of Class B common stock, subject to the approval of a majority of the holders of outstanding Class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B common stock could, without seeking anyone else's approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of Class A common stock might otherwise receive a premium for their shares over the then current market price.

The conversion of the Series A preferred shares could result in substantial numbers of additional shares being issued if our market price declines during periods in which the conversion price of the Series A preferred shares may adjust

     As of November 1, 2000, the Series A preferred shares are convertible at a conversion price equal to $33.3854 per share. This conversion price may be adjusted if the preferred stock remains outstanding on June 19, 2001 and on each subsequent anniversary of such date, or upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which this prospectus relates, based on the market price of our Class A common stock if such adjustment would result in a lower conversion price. As a result, the lower the price of our Class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment. For example, the number of shares of Class A common stock that we would be required to issue upon conversion of all 12,500 Series A preferred shares, excluding shares issued as accrued dividends, would increase from approximately 3,744,152 shares, based on the applicable conversion price of $33.3854 per share as of November 1, 2000, to approximately:

     o    4,992,212 shares if the applicable conversion price decreased 25%;

     o    7,488,303 shares if the applicable conversion price decreased 50%; or

     o    14,976,516 shares if the applicable conversion price decreased 75%.


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


We may be required to pay substantial penalties to the holders of the Series A preferred shares if specific events occur

     In accordance with the terms of the agreements relating to the issuance of the Series A preferred shares, we are required to pay substantial penalties to a holder of the Series A preferred shares under specified circumstances, including, among others:

     o nonpayment of dividends on the Series A preferred shares in a timely manner;

     o failure to deliver shares of our Class A common stock upon conversion of the Series A preferred shares after a proper request;

     o nonpayment of the redemption price at maturity of the Series A preferred shares;


     o failure to hold a meeting of our stockholders on or before July 31, 2001 to approve the issuance of the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A preferred shares; or

     o failure of a registration statement relating to the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A preferred shares to be declared effective by the SEC on or before December 15, 2000, or after such registration statement is declared effective, the unavailability of such registration statement to cover the resale of such shares for more than brief intervals.

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


We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

     In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the three months ended September 30, 2000 and the years ended December 31, 1999, 1998 and 1997, channel partners accounted for, directly or indirectly, approximately 40%, 39%, 34% and 27% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, there can be no assurance that our efforts to continue to expand indirect sales in this manner will be successful. We cannot be sure that we will attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.


Our relationship with Strategy.com could create the potential for conflicts of interest

     We hold an approximately 84% economic interest in the equity of our Strategy.com subsidiary. Conflicts may arise between us and other investors in Strategy.com, including: the allocation of business opportunities, the sharing of rights, technologies, facilities, personnel and other resources, and the fiduciary duties owed by officers, directors and other personnel who provide services to both us and Strategy.com.


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


We have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights

     We regard our software products as proprietary and we rely on a combination of federal and international copyright, state and federal trademark and service mark and state and common law trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. We have no patents and only limited registered trademarks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.


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


Expanding our international operations will be difficult and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

     International sales accounted for 24.2%, 24.0%, 26.1% and 27.1% of our total revenues for the nine months ended September 30, 2000 and the years ended December 31, 1999, 1998 and 1997, respectively. We plan to continue expanding our international operations and to enter new international markets. This will require significant management attention and financial resources and could adversely affect our business, operating results and financial condition. In order to expand international sales successfully, we must set up additional foreign operations, hire additional personnel and recruit additional international resellers and distributors. We cannot be sure that we will be able to do so in a timely manner, and our failure to do so may limit our international sales growth.

There are certain risks inherent in our international business activities including:

     o    changes in foreign currency exchange rates;

     o    unexpected changes in regulatory requirements;

     o    tariffs and other trade barriers;

     o    costs of localizing products for foreign countries;

     o    lack of acceptance of localized products in foreign countries;

     o    longer accounts receivable payment cycles;

     o    difficulties in managing international operations;

     o    tax issues, including restrictions on repatriating earnings;

     o    weaker intellectual property protection in other countries; and

     o    the burden of complying with a wide variety of foreign laws.


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

The price of our stock may be extremely volatile

     The market price for our class A common stock has historically been volatile and could fluctuate significantly for any of the following reasons:

     o    quarter-to-quarter variations in our operating results;

     o    developments or disputes concerning proprietary rights;

     o    technological innovations or new products;

     o    governmental regulatory action;

     o    general conditions in the software industry;

     o    increased price competition;

     o    changes in earnings estimates by analysts; or

     o    other events or factors.

Many of the above factors are beyond our control.

     The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market price of many computer software companies, often without regard to their operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.


Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.


Foreign Currency Risk

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British pound sterling and the German deutsche mark. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, operating results, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. To date, our foreign currency gains and losses have been immaterial.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Actions Arising under Federal Securities Laws and Delaware Derivative Litigation. From March through May 2000, 25 class action complaints were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Exchange Act, Rule 10(b)(5) promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. Our outside auditor, PricewaterhouseCoopers LLP, was also named in two of the lawsuits. The complaints contained varying allegations, including that we made materially false and misleading statements with respect to our 1999, 1998 and 1997 financial results in our filings with the SEC, analysts' reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated before one judge in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming us, certain of our officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleges claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint does not specify the amount of damages sought. On July 17, 2000, we filed a motion to dismiss all counts of the amended complaint. By order dated September 15, 2000, the motion to dismiss was granted in part as to one count against one of our directors and denied in all other respects. In addition, in June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. We have filed a motion to dismiss the derivative complaint. No ruling has yet been made with respect to that motion.

     In October, 2000, we announced that we had reached agreements to settle both the class action lawsuit and the Delaware derivative litigation. Under the class action settlement agreement, class members will receive: (a) five-year unsecured promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (b) 550,000 shares of the Company's Class A Common Stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share so that the minimum value of the shares is $16.5 million; and (c) warrants issued by the Company to purchase 1.9 million shares of the Company's Class A Common Stock at an exercise price of $50 per share, with the warrants expiring five years from the date they are issued. Under the derivative settlement agreement, we will add a new, independent director with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain of our officers will contribute a portion of the shares of Class A Common Stock to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, Sanju
K. Bansal and Mark S. Lynch will contribute to the class action settlement shares of the Company's Class A Common Stock with a total value of $10 million. The settlement of the class action lawsuit and the Delaware derivative litigation are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

     SEC Investigation. In March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to our restatement of our financial results. The SEC indicated that its inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. We are cooperating with the SEC in connection with this investigation and its outcome cannot yet be determined.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 13, 2000 and July 28, 2000, the Company issued and sold 1,000 and 4 unregistered shares of its Class A Common Stock, respectively, for an aggregate purchase price of $22,165.75. These shares were issued in connection with the exercise of stock options granted to two employees pursuant to the Company's 1999 Stock Option Plan. The issuance and sale of the securities in the above transactions were made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. No underwriters were involved in the foregoing sale of securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits
   3.1    Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)

   3.2    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Filed as
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File
          No. 000-24435) and incorporated by reference herein)

   3.3    Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as
          Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)

   3.4    Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-
          1 (Registration No. 333-49899) and incorporated by reference herein)

   4.1    Form of Certificate of Class A Common Stock of the Company (Filed as Exhibit 4.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)

  10.1    Series A Preferred Stock Purchase Agreement by and among Strategy.com Incorporated, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.1 to the Company's Current
          Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.2    Amended and Restated Certificate of Incorporation of Strategy.com Incorporated, dated as of October 17, 2000
          (Filed as Exhibit 10.2 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.3    Investor Rights Agreement by and among Strategy.com Incorporated, the Company, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.3 to the Company's Current Report of Form
          8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.4    Stockholders's Voting Agreement by and among Strategy.com Incorporated, the Registrant, Aether Capital LLC and
          the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.4 to the Company's Current Report
          of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.5    Memorandum of Understanding by and among the Company, Strategy.com Incorporated and certain other affiliates of the Company, dated as of October 17, 2000 (Filed as Exhibit 10.5 to the Company's Current Report of Form 8-K
          (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.6    United States Intellectual Property Assignment and License Back Agreement by and between the Registrant and
          Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.6 to the Company's Current
          Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.7    U.S. Intellectual Property License Agreement by and between the Company and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.7 to the Company’s Current Report of Form 8-K (File No.
          000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.8    U.S. Software License Agreement by and between the Company and Strategy.com Incorporated, dated as of October

          17, 2000 (Filed as Exhibit 10.8 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on
          November 6, 2000 and incorporated by reference herein)

  10.9   International Software License Agreement by and between MicroStrategy International II Limited and Strategy.com
         International Limited, dated as of October 17, 2000 (Filed as Exhibit 10.9 to the Company's Current Report of
         Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.10  International Intellectual Property License Agreement by and between MicroStrategy International II Limited and
         Strategy.com International Limited, dated as of October 17, 2000 (Filed as Exhibit 10.10 to the Company's
         Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.11  Memorandum of Understanding regarding the settlement of the class action lawsuit, dated as of October 23, 2000
         (Filed as Exhibit 10.11 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on November
         6, 2000 and incorporated by reference herein)

   27.1   Financial Data Schedule


B. Reports on Form 8-K

     On August 3, 2000, the Company filed a Current Report on Form 8-K, dated July 26, 2000, announcing its financial results for the three month period ended June 30, 2000 and changes to the Company's management.

     All other items are omitted because they are not applicable or the answers are none.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Microstrategy Incorporated


                                                By:  /s/ Michael J. Saylor
                                                  -----------------------------
                                                         Michael J. Saylor
                                                         Chief Executive Officer


                                                By:  /s/ Eric F. Brown
                                                   ----------------------------
                                                         Eric F. Brown
                                                         President and
                                                         Chief Financial Officer

Date: November 14, 2000



                                                             EXHIBIT INDEX
   3.1    Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)

   3.2    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Filed as
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File
          No. 000-24435) and incorporated by reference herein)

   3.3    Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as
          Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein)

   3.4    Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-
          1 (Registration No. 333-49899) and incorporated by reference herein)

   4.1    Form of Certificate of Class A Common Stock of the Company (Filed as Exhibit 4.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein)

  10.1    Series A Preferred Stock Purchase Agreement by and among Strategy.com Incorporated, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.1 to the Company's Current Report
          of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.2    Amended and Restated Certificate of Incorporation of Strategy.com Incorporated, dated as of October 17, 2000
          (Filed as Exhibit 10.2 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.3    Investor Rights Agreement by and among Strategy.com Incorporated, the Company, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.3 to the Company’s Current Report of Form 8-K
          (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.4    Stockholders' Voting Agreement by and among Strategy.com Incorporated, the Registrant, Aether Capital LLC and the
          other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.4 to the Company's Current Report of
          Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.5    Memorandum of Understanding by and among the Company, Strategy.com Incorporated and certain other affiliates of the
          Company, dated as of October 17, 2000 (Filed as Exhibit 10.5 to the Company's Current Report of Form 8-K (File
          No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.6    United States Intellectual Property Assignment and License Back Agreement by and between the Registrant and Strategy.com
          Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.6 to the Company's Current Report of Form 8-K
          (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

  10.7    U.S. Intellectual Property License Agreement by and between the Company and Strategy.com Incorporated, dated as of
          October 17, 2000 (Filed as Exhibit 10.7 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on
          November 6, 2000 and incorporated by reference herein)

  10.8    U.S. Software License Agreement by and between the Company and Strategy.com Incorporated, dated as of October 17, 2000
          (Filed as Exhibit 10.8 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)


  10.9    International Software License Agreement by and between MicroStrategy International II Limited and Strategy.com
          International Limited, dated as of October 17, 2000 (Filed as Exhibit 10.9 to the Company's Current Report of
          Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

 10.10    International Intellectual Property License Agreement by and between MicroStrategy International II Limited and
          Strategy.com International Limited, dated as of October 17, 2000 (Filed as Exhibit 10.10 to the Company's
          Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein)

 10.11    Memorandum of Understanding regarding the settlement of the class action lawsuit, dated as of October 23, 2000
          (Filed as Exhibit 10.11 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on November
          6, 2000 and incorporated by reference herein)

  27.1    Financial Data Schedule