Form 10-Q/A
period 2000-09-30
MICROSTRATEGY INC
filed 2000-11-22
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

  This Form 10-Q/A revises the Consolidated Balance Sheets as of June 30, 2000 as follows: the Company's Series A convertible preferred stock, par value $0.001 per share ($119,794,000), which was previously included in the line item "Total stockholders' equity", is being included instead in the line item "Total liabilities and stockholders' equity".

                           MICROSTRATEGY INCORPORATED


                                  FORM 10-Q/A

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


           Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December        1
           31, 1999...................................................................

           Consolidated Statements of Operations For the Three Months Ended June 30,
           2000 and  1999 (unaudited).................................................     2

           Consolidated Statements of Operations For the Six Months Ended June 30,
           2000 and  1999 (unaudited)  ...............................................     3

           Consolidated Statements of Cash Flows For the Six Months Ended June 30,
           2000 and 1999 (unaudited)..................................................     4

           Notes to Consolidated Financial Statements (unaudited).....................     5

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                           June 30,       December 31,
                                                                                         -----------     -------------
                                                                                              2000            1999
                                                                                           ---------        --------
                                                                                           (unaudited)
Assets
 Current assets:
  Cash and cash equivalents............................................................    $  93,823        $ 25,941
  Restricted cash......................................................................       28,600              --
  Short-term investments...............................................................        6,208          42,418
  Accounts receivable, net.............................................................       40,716          37,586
  Prepaid expenses and other current assets............................................       16,041          15,461
                                                                                           ---------        --------
    Total current assets...............................................................      185,388         121,406
 Property and equipment, net...........................................................       54,154          30,594
 Intangible assets, net of accumulated amortization of $8,651 and $503, respectively...       43,078          47,154
 Deposits and other assets.............................................................        5,057           4,214
                                                                                           ---------        --------
    Total assets.......................................................................    $ 287,677        $203,368
                                                                                           =========        ========
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable and accrued expenses................................................    $  46,656        $ 15,357
  Accrued compensation and employee benefits...........................................       16,025          14,912
  Deferred revenue and advance payments................................................       69,262          38,028
                                                                                           ---------        --------
    Total current liabilities..........................................................      131,943          68,297
 Deferred revenue and advance payments.................................................       10,611          33,255
 Other long-term liabilities...........................................................        2,710              --
                                                                                           ---------        --------
    Total liabilities..................................................................      145,264         101,552
                                                                                           ---------        --------
 Commitments and contingencies
 Series A convertible preferred stock, par value $0.001 per share, 18 shares
         authorized, 13 shares issued and outstanding..................................      119,794              --
 Stockholders' equity:
  Preferred stock undesignated, par value $0.001 per share, 4,982 shares authorized; no
            Shares issued or outstanding...............................................           --              --
  Class A common stock, par value $0.001 per share, 330,000 shares authorized;
    24,680 and 22,384 shares issued and outstanding, respectively......................           25              22
  Class B common stock, par value $0.001 per share, 165,000 shares authorized;
    55,164 and 55,867 shares issued and outstanding, respectively......................           55              56
  Additional paid-in capital...........................................................      145,987         138,943
  Accumulated other comprehensive income...............................................          256           1,643
  Deferred compensation................................................................         (759)           (895)
  Accumulated deficit..................................................................     (122,945)        (37,953)
                                                                                           ---------        --------
    Total stockholders' equity.........................................................       22,619         101,816
                                                                                           ---------        --------
    Total liabilities and stockholders' equity.........................................    $ 287,677        $203,368
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

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended June 30, 2000 and 1999
                     (in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                    --------------------------
                                                                                             June 30,
                                                                                    --------------------------
                                                                                        2000           1999
                                                                                      --------       ---------
                                                                                     (unaudited)   (unaudited)
Revenues:
 Product licenses.................................................................     $ 21,829       $25,177
 Product support and other services...............................................       28,515        15,288
                                                                                       --------       -------
  Total revenues..................................................................       50,344        40,465
Cost of revenues:
 Product licenses.................................................................          392           563
 Product support and other services...............................................       21,776         7,906
                                                                                       --------       -------
  Total cost of revenues..........................................................       22,168         8,469
                                                                                       --------       -------
Gross profit......................................................................       28,176        31,996
                                                                                       --------       -------
Operating expenses:
 Sales and marketing..............................................................       38,343        21,125
 Research and development.........................................................       15,813         6,088
 General and administrative.......................................................       17,385         5,316
 Amortization of intangible assets................................................        4,242            20
                                                                                       --------       -------
  Total operating expenses........................................................       75,783        32,549
                                                                                       --------       -------
Loss from operations..............................................................      (47,607)         (553)
Interest income...................................................................          441           671
Interest expense..................................................................           (7)          (51)
Other expense, net................................................................       (4,969)          (14)
                                                                                       --------       -------
(Loss) income before income taxes.................................................      (52,142)           53
Provision for income taxes........................................................           --            56
                                                                                       --------       -------
Net loss..........................................................................     $(52,142)      $    (3)
                                                                                       --------       -------

Accrued preferred stock dividends.................................................     $   (312)           --
Beneficial conversion feature.....................................................     $(19,375)           --
                                                                                       --------       -------

Net loss attributable to common stockholders......................................     $(71,829)      $    (3)
                                                                                       ========       =======

Basic and diluted net loss per share..............................................     $  (0.90)      $ (0.00)
                                                                                       ========       =======
Weighted average shares used in computing basic and diluted net loss per share....       79,757        76,052
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

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Six Months Ended June 30, 2000 and 1999
                     (in thousands, except per share data)

                                                                                          Six Months Ended
                                                                                    ----------------------------
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2000             1999
                                                                                      ---------       ----------
                                                                                    (unaudited)      (unaudited)
Revenues:
 Product licenses.................................................................    $  47,840         $41,595
 Product support and other services...............................................       53,119          28,192
                                                                                      ---------         -------
  Total revenues..................................................................      100,959          69,787
Cost of revenues:
 Product licenses.................................................................          997           1,083
 Product support and other services...............................................       37,537          14,515
                                                                                      ---------         -------
  Total cost of revenues..........................................................       38,534          15,598
                                                                                      ---------         -------
Gross profit......................................................................       62,425          54,189
                                                                                      ---------         -------
Operating expenses:
 Sales and marketing..............................................................       79,855          37,879
 Research and development.........................................................       32,013          11,149
 General and administrative.......................................................       29,503           9,549
 Amortization of intangible assets................................................        8,148              40
                                                                                      ---------         -------
  Total operating expenses........................................................      149,519          58,617
                                                                                      ---------         -------
Loss from operations..............................................................      (87,094)         (4,428)
Interest income...................................................................          901           1,175
Interest expense..................................................................          (10)           (143)
Other income, net.................................................................        1,461              32
                                                                                      ---------         -------
Loss before income taxes..........................................................      (84,742)         (3,364)
Provision for income taxes........................................................          250             443
                                                                                      ---------         -------
Net loss..........................................................................    $ (84,992)        $(3,807)
                                                                                      ---------         -------

Accrued preferred stock dividends.................................................    $    (312)        $    --
Beneficial conversion feature.....................................................    $ (19,375)        $    --
                                                                                      ---------         -------

Net loss attributable to common stockholders......................................    $(104,679)        $(3,807)
                                                                                      =========         =======

Basic and diluted net loss per share..............................................    $   (1.32)        $ (0.05)
                                                                                      =========         =======
Weighted average shares used in computing basic and diluted net loss per share....       79,321          74,926
                                                                                      =========         =======


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                 ----------------------------
                                                                                           June 30,
                                                                                 ----------------------------
                                                                                       2000          1999
                                                                                     ---------    ----------
                                                                                    (unaudited)   (unaudited)
Operating activities:
 Net loss ........................................................................  $ (84,992)   $  (3,807)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................................     14,252        2,855
   Provision for doubtful accounts ...............................................      2,004          773
   Amortization of deferred compensation .........................................        136          134
   Gain on sale of short-term investments ........................................     (1,356)        --
   Changes in operating assets and liabilities:
     Accounts receivable .........................................................     (5,442)      (2,236)
     Prepaid expenses and other current assets ...................................        429       (1,454)
     Deposits and other assets ...................................................     (2,994)         (85)
     Accounts payable and accrued expenses, compensation and benefits ............     34,167         (285)
     Deferred revenue and advance payments .......................................      1,665        3,558
     Other long-term liabilities .................................................      1,508         --
                                                                                    ---------    ---------
    Net cash used in operating activities ........................................    (40,623)        (547)
                                                                                    ---------    ---------
Investing activities:
 Purchases of property and equipment .............................................    (28,032)     (10,469)
 Purchases of short-term investments .............................................     (1,496)     (22,491)
 Maturities of short-term investments ............................................      5,500        3,000
 Proceeds from sale of short-term investments ....................................     38,388         --
 Increase in restricted cash .....................................................    (28,600)        --
 Purchases of intangible assets ..................................................     (2,428)        --
                                                                                    ---------    ---------
    Net cash used in investing activities ........................................    (16,668)     (29,960)
                                                                                    ---------    ---------
Financing activities:
 Proceeds from sale of Class A common stock and exercise of stock options, net of
  offering costs .................................................................      5,758       43,236
 Proceeds from sale of Series A convertible preferred stock, net of offering costs    119,794         --
 Payments of dividend notes payable ..............................................       --         (5,000)
                                                                                    ---------    ---------
    Net cash provided by financing activities ....................................    125,552       38,236
                                                                                    ---------    ---------
    Effect of foreign exchange rate changes on cash and cash equivalents .........       (379)        (427)
                                                                                    ---------    ---------
Net increase in cash and cash equivalents ........................................     67,882        7,302
Cash and cash equivalents, beginning of period ...................................     25,941       27,491
                                                                                    ---------    ---------
Cash and cash equivalents, end of period .........................................  $  93,823    $  34,793
                                                                                    =========    =========
Supplemental disclosure of noncash investing and financing activities:
 Change in unrealized gain on short-term investments, net of tax .................  $  (1,266)   $     (74)
                                                                                    =========    =========
 Stock received in exchange for products and services ............................  $   5,974    $    --
                                                                                    =========    =========
 Issuance of Class A common stock related to consulting services agreement .......  $   1,600    $    --
                                                                                    =========    =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ........................................  $       8    $      87
                                                                                    =========    =========
 Cash paid during the period for income taxes ....................................  $      86    $     500
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

  The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission (``SEC'') in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  Accordingly, such financial statements for the periods presented in this Form 10-Q/A have been restated as follows (in thousands, except per share data):

                                              Three Months Ended                   Six Months Ended
                                          ---------------------------        -----------------------------
                                                 June 30, 1999                       June 30, 1999
                                          ---------------------------        -----------------------------
                                          As Reported     Restated            As Reported      Restated
                                          ------------  -------------        -------------  --------------
Statements of Operations Data
Revenues:
 Product licenses                              $31,057       $25,177               $54,181        $41,595
 Product support and other services             14,581        15,288                27,241         28,192
Income (loss) from operations                    4,573          (553)                7,114         (4,428)
Provision for income taxes                       1,968            56                 3,108            443
Net income (loss)                                3,211            (3)                5,070         (3,807)
Net income (loss) per share:
 Basic                                         $  0.04       $ (0.00)              $  0.07          (0.05)
 Diluted                                       $  0.04       $ (0.00)              $  0.06          (0.05)


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


(5) Accounts Receivable

  Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                                                 June 30,     December 31,
                                                ----------    -------------
                                                   2000           1999
                                                 --------      -----------
  Billed and billable........................    $ 82,142        $ 66,181
  Less deferred revenue......................     (36,093)        (25,266)
                                                 --------        --------
                                                   46,049          40,915
  Less allowance for doubtful accounts.......      (5,333)         (3,329)
                                                 --------        --------
                                                 $ 40,716        $ 37,586
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

(8) Deferred Revenue and Advance Payments

  Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                                                    June 30,    December 31,
                                                                  ----------   -------------
                                                                     2000           1999
                                                                  ---------      ----------
  Current:
    Deferred product revenue...................................    $ 48,634        $ 38,164
    Deferred product support and other services revenue........      46,352          24,267
                                                                   --------        --------
                                                                     94,986          62,431
    Less amount in accounts receivable.........................     (25,724)        (24,403)
                                                                   --------        --------
                                                                   $ 69,262        $ 38,028
                                                                   ========        ========
  Non-current:
    Deferred product revenue...................................    $ 10,015        $  9,461
    Deferred product support and other services revenue........      10,965          24,657
                                                                   --------        --------
                                                                     20,980          34,118
    Less amount in accounts receivable.........................     (10,369)           (863)
                                                                   --------        --------
                                                                   $ 10,611        $ 33,255
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


(10) Litigation

  The Company and certain of our officers and directors are defendants in a private securities class action lawsuit alleging that we have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the ``Exchange Act''), Rule 10(b) (5) promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. The complaint does not specify the amount of the damages sought. Accordingly, the Company is unable to determine or estimate the outcome at this time. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. We have not answered or otherwise responded to the derivative complaint. It is possible that the Company may be required to pay substantial damages or settlement costs which could have a material adverse effect on the Company's financial condition or results of operations. The Company intends to defend the matters vigorously.

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

  Comprehensive loss for the three and six months ended June 30, 2000 and 1999 is calculated as follows (in thousands):

                                                           Three Months Ended            Six Months Ended
                                                       ---------------------------  ---------------------------
                                                                June 30,                     June 30,
                                                       ---------------------------  ---------------------------
                                                               2000        1999          2000           1999
                                                               ----        ----          ----           ----
   Net loss                                                $(52,142)      $  (3)     $(84,992)       $(3,807)
   Foreign currency translation gain (loss)                     258        (273)         (121)          (608)
   Unrealized loss on short-term investments, net of
             applicable taxes                               (10,837)        (74)       (1,266)           (74)
                                                           --------       -----      --------        -------
   Total comprehensive loss                                $(62,721)      $(350)     $(86,379)       $(4,489)
                                                           ========       =====      ========        =======


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


(14) Segment Information

  The Company applies provisions of SFAS No. 131, ``Disclosure about Segments of an Enterprise and Related Information.'' SFAS No. 131 requires certain disclosures about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by operating segments for purposes of making operating decisions and assessing financial performance.

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

  The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                               MicroStrategy
                                                  Platform       Strategy.com    Consolidated
                                               --------------  ---------------  -------------
Three Months Ended June 30, 2000
    Total license and service revenues           $ 49,200         $  1,144       $ 50,344
    Gross profit                                   28,214              (38)        28,176
    Depreciation and amortization                   7,111            1,010          8,121
    Operating expenses                             63,895           11,888         75,783
    Loss from operations                          (35,681)         (11,926)       (47,607)
    Total assets                                  273,464           14,213        287,677
  Three Months Ended June 30, 1999
    Total license and service revenues           $ 40,465         $     --       $ 40,465
    Gross profit                                   31,996               --         31,996
    Depreciation and amortization                   1,369               96          1,465
    Operating expenses                             31,439            1,110         32,549
    Loss from operations                              557           (1,110)          (553)
    Total assets  .                               110,893            1,961        112,854

                                               MicroStrategy
                                                  Platform      Strategy.com    Consolidated
                                               --------------  ---------------  -------------
Six Months Ended June 30, 2000
    Total license and service revenues          $ 99,702         $  1,257       $100,959
    Gross profit                                  62,557             (132)        62,425
    Depreciation and amortization                 12,471            1,781         14,252
    Operating expenses                           126,247           23,272        149,519
    Loss from operations                         (63,690)         (23,404)       (87,094)
    Total assets                                 273,464           14,213        287,677
  Six Months Ended June 30, 1999
    Total license and service revenues          $ 69,787         $     --       $ 69,787
    Gross profit                                  54,189               --         54,189
    Depreciation and amortization                  2,739              116          2,855
    Operating expenses                            57,064            1,553         58,617
    Loss from operations                          (2,875)          (1,553)        (4,428)
    Total assets                                 110,893            1,961        112,854

  The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, relating to the Company's geographic regions (in thousands):

                                                 Domestic     International  Consolidated
                                               -------------  -------------  ------------
Three Months Ended June 30, 2000
    Total license and service revenues           $39,246        $11,098      $ 50,344
    Long-lived assets                             99,294          2,995       102,289
  Three Months Ended June 30, 1999
    Total license and service revenues           $33,254        $ 7,211      $ 40,465
    Long-lived assets                            $22,010        $ 1,935      $ 23,945

                                                 Domestic     International  Consolidated
                                               -------------  -------------  ------------
Six Months Ended June 30, 2000
    Total license and service revenues            $78,431        $22,528      $100,959
    Long-lived assets                              99,294          2,995       102,289
  Six Months Ended June 30, 1999
    Total license and service revenues            $54,964        $14,823      $ 69,787
    Long-lived assets                             $22,010        $ 1,935      $ 23,945

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

                                  Microstrategy Incorporated


                                  By:  /s/ Michael J. Saylor
                                  ---------------------------

                                    Michael J. Saylor
                                    Chief Executive Officer



                                  By:  /s/ ERIC F. BROWN
                                  ----------------------

                                    Eric F. Brown
                                    President and Chief Financial Officer


Date: November 22, 2000