Form 10-Q/A
period 2000-09-30
MICROSTRATEGY INC
filed 2001-02-20
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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


EXPLANATORY NOTE

This Form 10-Q/A revises the Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and the Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999 as follows: sales and marketing expenses are being decreased by $4,398,000 and general and administrative expenses are being increased by $4,398,000 for the three and nine month period ended September 30, 2000. The dollar value, percentage of revenue and percentage changes over prior year sales and marketing and general and administrative expenses in Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed accordingly to reflect the change. In addition, this Form 10-Q/A revises the Consolidated Balance Sheet as of September 30, 2000 as follows: current deferred revenue and advance payments are being decreased by $12,796,000 and non-current deferred revenue and advance payments are being increased by $12,796,000. The current and non-current deferred product support and other service revenue in the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations have been changed accordingly to reflect the change.

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


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                           September      December
                                                                                           30, 2000       31, 1999
                                                                                           -----------------------
                                                                                          (unaudited)
Assets
   Current assets:
     Cash and cash equivalents .........................................................   $  38,704    $  25,941
     Restricted cash ...................................................................      26,220         --
     Short-term investments ............................................................       2,364       42,418
     Accounts receivable, net ..........................................................      39,465       37,586
     Prepaid expenses and other current assets .........................................      14,148       15,461
                                                                                           ---------     --------
        Total current assets ...........................................................     120,901      121,406
   Property and equipment, net .........................................................      61,655       30,594
   Long term investments ...............................................................       5,261         --
   Intangible assets, net of accumulated amortization of $13,449 and $503, respectively       38,295       47,154
   Deposits and other assets ...........................................................      15,951        4,214
                                                                                           ---------    ---------
        Total assets ...................................................................   $ 242,063    $ 203,368
                                                                                           =========    =========
Liabilities and Stockholders'Equity
   Current liabilities:
     Accounts payable and accrued expenses .............................................   $  42,382    $  15,357
     Accrued compensation and employee benefits ........................................      19,142       14,912
     Deferred revenue and advance payments .............................................      47,070       38,028
                                                                                           ---------    ---------
        Total current liabilities ......................................................     108,594       68,297
   Deferred revenue and advance payments ...............................................      29,023       33,255
   Accrued litigation settlement .......................................................     123,950         --
   Other long-term liabilities .........................................................       2,710         --
                                                                                           ---------    ---------
        Total liabilities ..............................................................     264,277      101,552
                                                                                           ---------    ---------
   Commitments and contingencies (Notes 9 and 10)
       Series A convertible preferred stock, par value $0.001 per share, 18 shares
            authorized, 13 shares issued and outstanding ...............................     119,667         --
   Stockholders' equity:
        Preferred stock undesignated, par value $0.001 per share, 4,982 shares
        authorized; no shares issued or outstanding ....................................        --           --
        Class A common stock, par value $0.001 per share, 330,000 shares authorized;
         24,994 and 22,384 shares issued and outstanding, respectively .................          25           22
        Class B common stock, par value $0.001 per share, 165,000 shares authorized;
         55,147 and 55,867 shares issued and outstanding, respectively .................          55           56
     Additional paid-in capital ........................................................     150,319      138,943
     Accumulated other comprehensive (loss) income .....................................        (415)       1,643
     Deferred compensation .............................................................        (692)        (895)
     Accumulated deficit ...............................................................    (291,173)     (37,953)
                                                                                           ---------    ---------
        Total stockholders' (deficit) equity ...........................................    (141,881)     101,816
                                                                                           ---------    ---------
        Total liabilities and stockholders' equity .....................................   $ 242,063    $ 203,368
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

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)



                                                                                     Three Months Ended
                                                                                     September 30,
                                                                                     2000        1999
                                                                                     ----------------
                                                                                 (unaudited) (unaudited)
Revenues:
   Product licenses ..........................................................   $  28,124    $ 18,159
   Product support and other services ........................................      36,731      17,150
                                                                                 ---------    --------
     Total revenues ..........................................................      64,855      35,309
Cost of revenues:
   Product licenses ..........................................................         120         844
   Product support and other services ........................................      26,153       9,023
                                                                                 ---------    --------
     Total cost of revenues ..................................................      26,273       9,867
                                                                                 ---------    --------
Gross profit .................................................................      38,582      25,442
                                                                                 ---------    --------
Operating expenses:
   Sales and marketing .......................................................      36,419      24,324
   Research and development ..................................................      16,031       8,082
   General and administrative ................................................      17,108       6,223
   Amortization of intangible assets .........................................       4,798          20
   Restructuring and related charges .........................................      10,835        --
                                                                                 ---------    --------
     Total operating expenses ................................................      85,191      38,649
                                                                                 ---------    --------
Loss from operations .........................................................     (46,609)    (13,207)
Financing & other income (expense):
   Net interest ..............................................................       1,360         594
   Loss on investments .......................................................      (8,985)         --
   Provision for litigation settlement .......................................    (113,700)         --
   Other income (expense), net ...............................................          56          (6)
                                                                                  --------    --------
     Total financing & other income (expense) ................................    (121,269)        588
                                                                                  --------    --------
Loss before income taxes .....................................................    (167,878)    (12,619)
Provision for income taxes ...................................................         350         155
                                                                                 ---------    --------
Net loss .....................................................................   $(168,228)   $(12,774)
                                                                                 ---------    --------

Accrued preferred stock dividends ............................................   $  (2,188)   $    --
                                                                                 ---------    --------

Net loss attributable to common stockholders .................................   $(170,416)   $(12,774)
                                                                                 =========    ========

Basic and diluted net loss per share .........................................   $   (2.13)   $  (0.17)
                                                                                 =========    ========
Weighted average shares used in computing basic and diluted net loss per share      79,975      76,723

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Nine Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                     2000        1999
                                                                                  ----------------------
                                                                                   (unaudited) (unaudited)
Revenues:
   Product licenses ..........................................................   $  75,964    $  59,754
   Product support and other services ........................................      89,850       45,342
                                                                                 ---------    ---------
     Total revenues ..........................................................     165,814      105,096
Cost of revenues:
   Product licenses ..........................................................       1,117        1,927
   Product support and other services ........................................      63,690       23,538
                                                                                 ---------    ---------
     Total cost of revenues ..................................................      64,807       25,465
                                                                                 ---------    ---------
Gross profit .................................................................     101,007       79,631
                                                                                 ---------    ---------
Operating expenses:
   Sales and marketing .......................................................     116,274       62,243
   Research and development ..................................................      48,044       19,231
   General and administrative ................................................      46,611       15,731
   Amortization of intangible assets .........................................      12,946           61
   Restructuring and related charges .........................................      10,835         --
                                                                                 ---------    ---------
     Total operating expenses ................................................     234,710       97,266
                                                                                 ---------    ---------
Loss from operations .........................................................    (133,703)     (17,635)
Financing & other income (expense):
   Net interest ..............................................................       2,251        1,626
   Loss on investments .......................................................      (7,629)        --
   Provision for litigation settlement .......................................    (113,700)        --
   Other income ..............................................................         161           26
                                                                                 ---------    ---------
      Total financing & other income (expense) ...............................    (118,917)       1,652
                                                                                 ---------    ---------
Loss before income taxes .....................................................    (252,620)     (15,983)
Provision for income taxes ...................................................         600          598
                                                                                 ---------    ---------
Net loss .....................................................................   $(253,220)   $ (16,581)
                                                                                 ---------    ---------

Accrued preferred stock dividends ............................................   $  (2,500)   $    --
Beneficial conversion feature ................................................   $ (19,375)   $    --
                                                                                 ---------    ---------

Net loss attributable to common stockholders .................................   $(275,095)   $ (16,581)
                                                                                 =========    =========

Basic and diluted net loss per share .........................................   $   (3.46)   $   (0.22)
                                                                                 =========    =========
Weighted average shares used in computing basic and diluted net loss per share      79,546       75,420
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


(8) Deferred Revenue and Advance Payments

     Deferred revenue and advance payments from customers consist of the following, as of (in thousands):


                                                      September 30, December 31,
                                                          2000          1999
                                                         ----------------------
Current:
   Deferred product revenue ..........................   $ 31,094    $ 38,164
   Deferred product support and other services revenue     41,133      24,267
                                                         --------    --------
                                                           72,227      62,431
   Less amount in accounts receivable ................    (25,157)    (24,403)
                                                         --------    --------
                                                         $ 47,070    $ 38,028
                                                         ========    ========
Non-current:
   Deferred product revenue ..........................   $ 19,035    $  9,461
   Deferred product support and other services revenue     20,498      24,657
                                                         --------    --------
                                                           39,533      34,118
   Less amount in accounts receivable ................    (10,510)       (863)
                                                         --------    --------
                                                         $ 29,023    $ 33,255
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


(14) Subsequent Events

     On October 30, 2000, the Company announced a strategic alliance with Aether Systems, Inc. ("Aether"), a provider of wireless data products and services. The alliance includes initiatives in four areas:


o The companies will develop a new product, MicroStrategy 7M(TM), that will be designed to combine Aether's wireless technology with the functionality and performance of the MicroStrategy 7(TM) platform to deliver personalized, intelligent information services to a full range of wireless devices.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                    2000         1999     2000         1999
                                                    -------------------------------------------
Consolidated Statements of Operations Data
     Revenues:
        Product licenses .........................      43.4%     51.4%     45.8%     56.9%
        Product support and other services .......      56.6      48.6      54.2      43.1
                                                      ------    ------    ------    ------
          Total revenues .........................     100.0     100.0     100.0     100.0
     Cost of revenues:
        Product licenses .........................       0.2       2.4       0.7       1.8
        Product support and other services .......      40.3      25.5      38.4      22.4
                                                      ------    -----     ------    ------
          Total cost of revenues .................      40.5      27.9      39.1      24.2
                                                      ------    ------    ------    ------
     Gross profit ................................      59.5      72.1      60.9      75.8
     Operating expenses:
        Sales and marketing ......................      56.1      68.9      70.1      59.2
        Research and development .................      24.7      22.9      29.0      18.3
        General and administrative ...............      26.4      17.6      28.2      15.0
        Amortization of intangible assets ........       7.4       0.1       7.8       0.1
        Restructuring and related charges ........      16.7       --        6.5        --
                                                      ------     -----    ------    ------
          Total operating expenses ...............     131.3     109.5     141.6      92.6
     Loss from operations ........................     (71.8)    (37.4)    (80.7)    (16.8)
     Financing & other income (expense):
        Net interest .............................       2.1       1.7       1.4       1.6
        Loss on investments ......................     (13.9)      (--)     (4.6)     (--)
        Provision for litigation settlement ......    (175.3)      (--)    (68.6)     (--)
        Other income (expense), net ..............       0.1       (--)      0.1       --
                                                      ------    ------    ------    ------
          Total financing & other income (expense)    (187.0)      1.7     (71.7)      1.6
     Provision for income taxes ..................       0.5       0.4       0.4       0.6
                                                      ------    ------    ------    ------
     Net loss ....................................    (259.3)%   (36.1)%  (152.8)%   (15.8)%
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

     Sales and Marketing Expenses. Sales and marketing expenses include costs related to personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $24.3 million to $36.4 million for the three months ended September 30, 1999 and 2000, respectively, and from $62.2 million to $116.3 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 68.9% to 56.1% for the three months ended September 30, 1999 and 2000, respectively, and increased from 59.2% to 70.1% for the nine months ended September 30, 1999 and 2000, respectively. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for

Strategy.com and other general marketing efforts. Additionally, during the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. As a result of these significant expenses during the first quarter of 2000, sales and marketing expenses decreased in the second and third quarters compared to the first quarter. We intend to continue to market our MicroStrategy 7.0 software;
however, we may reduce our overall advertising and marketing efforts going forward in order to align our costs with anticipated revenues.

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

     General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside professional fees. General and administrative expenses increased from $6.2 million to $17.1 million for the three months ended September 30, 1999 and 2000, respectively, and from $15.8 million to $46.6 million for the nine months ended September 30, 1999 and 2000, respectively. As a percentage of total revenues, general and administrative expenses increased from 17.6% to 26.4% for the three months ended September 30, 1999 and 2000, respectively, and from 15.0% to 28.2% for the nine months ended September 30, 1999 and 2000, respectively. The increase in general and administrative expenses was the result of increased staff levels, increased office occupancy costs, costs associated with the growth of our business and an increase in outside professional fees, specifically legal and other consultancy fees related to the recent litigation associated with our restatement of our financial statements and the related SEC investigation. We expect that general and administrative expenses will start to decrease on a quarterly basis in view of the recent litigation settlement agreements, staff reductions and reductions in the use of external consultants.

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

Deferred Revenue


     Deferred revenue represents product support and other services fees that are collected in advance; product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established; or product license and product support and other services fees relating to arrangements which require implementation related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Deferred revenue was $76.1 million as of September 30, 2000 compared to $71.3 million as of December 31, 1999. We expect to recognize approximately $47.1 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

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

Date: February 20, 2001



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