Form 10-K
period 2000-12-31
MICROSTRATEGY INC
filed 2001-04-02
CIK 1050446

                   SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant's Class A common stock on March 1, 2001 on the Nasdaq National Market) was approximately $267.2 million.

      The number of shares of the registrant's Class A common stock and Class B common stock outstanding on March 1, 2001 was 30,325,030 and 51,165,624, respectively.

                           MICROSTRATEGY INCORPORATED

                               TABLE OF CONTENTS

                                                                                                            Page
PART I                                                                                                      ----

Item 1.       Business....................................................................................      1

Item 2.       Properties..................................................................................     17

Item 3.       Legal Proceedings...........................................................................     17

Item 4.       Submission of Matters to a Vote of Security Holders.........................................     18

PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters........................     18

Item 6.       Selected Financial Data.....................................................................     19

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......     20

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk..................................     49

Item 8.       Financial Statements and Supplementary Data.................................................     49

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........     49

PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................     49

Item 11.      Executive Compensation......................................................................     52

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................     56

Item 13.      Certain Relationships and Related Transactions..............................................     59

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................     59

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

                                     PART I

ITEM  1. BUSINESS

Overview

      We are a leading worldwide provider of business intelligence software and related services that enable the transaction of one-to-one electronic business through web, wireless and voice communication channels. Our product line enables both proactive and interactive delivery of information from large-scale databases. Our objective is to provide businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners.

      Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, the platform delivers critical business information beyond corporate boundaries to customers, partners and supply-chain constituencies through a broad range of communication channels such as the Internet, e-mail, telephone and wireless communication devices. Our platform is designed for developing business intelligence solutions that are personalized and proactive and that reach millions of users. We offer a comprehensive set of consulting, education and technical support services for our customers and partners.

      Our principal corporate offices are located in Vienna, Virginia. We also maintain domestic sales offices throughout the United States and international sales offices throughout Europe, South America, and the Asia-Pacific region. International sales accounted for 24.9%, 24.0% and 26.1% of our total revenues in 2000, 1999 and 1998, respectively.

      In July 1999, we launched a new business unit called Strategy.com. Third party content providers use Strategy.com's hosted One-to-One Messaging platform to offer their customers highly personalized, timely information services. These services are delivered on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail, telephone and wireless devices. With an infrastructure built upon a scalable and flexible database architecture, MicroStrategy platform technology and an XML interface, Strategy.com delivers over 500,000 messages per day on average. Each message is individually tailored by matching end user profiles and preferences with proprietary content or third-party syndicated content in the areas of finance, weather, traffic, sports and news. Strategy.com's hosted messaging applications can be used by companies to facilitate transactions, increase mind share and augment customer profile data warehouses with information that the user has provided and given permission to use. Strategy.com also provides application maintenance, development, customer billing, hosting and support services, enabling customers to focus on their core businesses. As of March 1, 2001, syndicated programming hosted by Strategy.com includes Finance, News, Weather, Sports and Traffic "channels." Strategy.com syndicates its channels through companies it refers to as Strategy.com affiliates, such as Earthlink and Ameritrade. Strategy.com has established dozens of affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions. Strategy.com also powers messaging services utilizing proprietary content for content brands such as Thomson Financial, Wall Street Journal Interactive, and Belo Interactive. Strategy.com currently provides over 500,000 subscribers with information services. In October 2000, MicroStrategy completed the reorganization of Strategy.com into a separate subsidiary. In connection with this reorganization, Strategy.com commenced a round of financing through the sale of Series A redeemable convertible preferred stock which was completed in January 2001. Aggregate proceeds from this round of financing totaled approximately $49.8 million, net of offering costs of approximately $3.0 million. Microstrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis.

Industry Background

      The emergence and widespread acceptance of the Internet (or "web") as a medium of communication and commerce has dramatically changed the way businesses interact with each other and with their customers. The Internet provides opportunities for businesses to establish new revenue streams, create new distribution channels and reduce costs. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but to perform price comparisons, analyze recommendations from like-minded individuals and educate themselves about relevant products and offerings. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors increasing demand for these systems include:

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

      Need to Integrate Online and Traditional Operations. While there are substantial benefits to conducting business electronically, companies need to ensure that their online operations work in combination with their traditional bricks and mortar operations. Companies are seeking to ensure that an order placed online can be reliably fulfilled according to the expectations of the customer and to develop and maintain consistent interactions with customers across different channels. Maintaining the integrity of, and enhancing, the customer experience is crucial to fostering customer loyalty.

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

      Web Browsers are Becoming the Standard Interface for Business Intelligence Applications. Until recently, business intelligence tools were primarily deployed in a company's headquarter offices. With web-based business intelligence applications, store clerks, customer service representatives and technicians can have the tools to make data-driven decisions in the field. The web facilitates an unprecedented degree of collaboration between geographically distributed people. Headquarters-based users and distributed users now have access to the same data through the same tool. Hopes for the web have revolved around its ability to serve as a point-of-transaction for customers and trading partners. With a web-based business intelligence system, the web can also become the "point-of-decision" that provides users, customers and partners with the information they need to make insightful decisions.

      Increased Openness of Business Intelligence Applications to Customers, Suppliers and Partners. Business intelligence systems are no longer confined to the corporation. Today, companies are extending their business intelligence insight to suppliers, channel partners and customers. Business partners can have up-to-the-minute access to sales histories, inventory status and billing information through their web browsers. Three key drivers for opening up the business intelligence system to vendors, partners and customers are:

      o Supplier transactions become more efficient with direct access to inventory and other related data. For true vendor-managed inventory and collaborative commerce systems, vendors need to have access to key information about how their products are performing against business metrics. For example, vendors should be able to see how their products are selling in each geography so as not to over-ship products that are slow-moving or under-ship products that are selling quickly. By opening vendor performance information to the vendors themselves, they become partners in the quest to optimize sales, margin and inventory.

      o Business partners collaborate more effectively with access to shared data. By giving access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying end customers and setting expectations. Opening invoice and purchase order information to partners will enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies. For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

      o Customers derive increasing value from the information content of products and services. In a market crowded with mass-market advertising, customers increasingly value meaningful interactions with companies. Customers want companies to know their interests and preferences. Customers also want to be able to login to their providers' systems to check their billing and order status. These are the features that a business intelligence system can deliver to help differentiate each company in a crowded marketplace.

The MicroStrategy Solution

      MicroStrategy offers a comprehensive suite of software products and services that enable businesses to develop and deploy business intelligence systems. MicroStrategy's solution enables organizations seeking a strong, personalized relationship with their customers to better understand customer interactions and actively deliver personalized information to customers through the Internet, e-mail, telephones or wireless devices.

      Optimized Support for Large Data Volumes and All Major Relational Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically designed to support all major relational database platforms commonly used for business intelligence systems. Important features of our solution in this area include:

      o structured query language optimization drivers that improve performance of each major database;

      o     the ability to support very large user populations;

      o     maximized up-time, even in high volume applications; and

      o the ability to work with many languages for international applications.

      Extremely Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that the MicroStrategy platform incorporates the most sophisticated analysis engine available today, capable of answering highly detailed business questions. The MicroStrategy platform offers support for information beyond the summary level to include information at the customer transaction and interaction level. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting and trend metrics and campaign management. The MicroStrategy platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company's databases.

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

      Interactive Broadcast Engine for Delivery and Response Using Internet, E-mail, Wireless or Voice Media. Our technology offers a high performance personalized broadcast engine for delivering periodic and alert-based information to people via Internet, e-mail, wireless devices and traditional telephone via text-to-speech conversion. The broadcast engine includes drivers for all major device types used in both domestic and international markets enabling the delivery of information to users when and where it is needed. In addition, users can respond to a message delivered by the MicroStrategy broadcast engine. For example, a store manager can be alerted via a personal digital assistant that an item is out of stock and order additional inventory using this device.

Strategy

      Our objective is to provide businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners. The key elements of our strategy include.

      Marketing Strategy. Our marketing strategy focuses on expanding our market share and brand awareness by focusing in three key areas:

                  Business Intelligence Platform. Our business intelligence
            platform marketing strategy is designed to extend our footprint in the business intelligence market, by increasing awareness of the MicroStrategy 7 platform. In the business intelligence market, our marketing programs will target three principal audiences:

                  o Our historical base of corporate technology buyers and departmental technology buyers in Global 2000 enterprises;

                  o Corporate and departmental technology buyers in mid-sized enterprises, with revenue between $500 million and $2.5 billion; and

                  o Independent software vendors who want to embed analytical tools in their solutions.

                  Analytical Customer Relationship Management Applications. In
            January 2001, MicroStrategy announced the general availability of our analytical Customer Relationship Management (CRM) applications. We believe that corporate marketing departments are the target market for these applications. Because the applications are built on the MicroStrategy 7 platform, we will seek to create maximum synergy between our MicroStrategy 7 platform and analytical CRM applications by continuing to upgrade the CRM applications to run on newer versions of the MicroStrategy 7 platform and by incorporating functionality developed by the CRM applications as base functionality for the Microstrategy 7 platform. Our advertising and other promotions will be designed to mutually support both product lines.

                  Hosted Messaging Platform. The target market for Strategy.com includes marketing executives and general managers at companies that have strong electronic relationships with their customers. During 2001, our marketing objectives are to engage financial institutions and media companies and communicate the benefits of Strategy.com's One-to-One Messaging service. The companies most interested in Strategy.com services seek to enhance their customer relationships, drive transactions and/or monetize their content.

                  Strategy.com will focus on creating awareness among our target customer base with a combination of vertically-targeted public relations campaigns, direct marketing programs, vertically-targeted print advertising and trade show participation. Strategy.com will also selectively promote new product releases and initiatives to build its subscriber base.

      Technology Strategy--Provide a Scalable, Sophisticated and Maintainable Business Intelligence Platform. We have designed our platform to be highly-scalable, sophisticated, reliable and easy to maintain. Our technology strategy is focused on expanding our support for large customer-oriented information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology, enhancing our information delivery functionality to the broadest set of consumer devices and providing a platform that can be easily integrated with e-commerce transaction engines. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

      o Deployability--the ease with which applications can be deployed, modified, upgraded and tuned;

      o Capacity--the volume of information that can be efficiently analyzed and utilized;

      o Database flexibility--the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

      o     Performance--the response time of the system;

      o Openness--the ease with which applications can be developed on our standard-based platform and comprehensive application programming interfaces;

      o Interactivity--the ability for users to take action upon information and update the data warehouse or transactional systems;

      o Personalization--the quality and sophistication of a one-to-one user experience;

      o Concurrency--the number of users, which can be supported simultaneously;

      o Sophistication--the range of analytical methods available to the application designer; and

      o Robustness--the reliability and availability of the software in mission critical environments.

      Sales Strategy--Our sales strategy is executed through a field-based direct sales force, a newly launched web store and inside sales force, and relationships with indirect channel partners. Our goal is to increase market share both domestically and abroad, by targeting corporate and departmental technology buyers in Global 2000 enterprises, in mid-sized companies and independent software vendors. We also seek to increase sales to our installed base of customers by offering a wide range of software and services utilizing our MicroStrategy 7 platform.

Products

      We offer a comprehensive business intelligence platform, known as MicroStrategy 7, which is designed to enable businesses to turn information into strategic insight, transform customer interactions into relationships and make more effective business decisions. Revenues from sales of product licenses accounted for approximately 46% of total revenues during 2000. The following are the components of the MicroStrategy 7 platform:

      MicroStrategy Intelligence Server. MicroStrategy Intelligence Server is the foundation for our business intelligence platform. We believe that MicroStrategy Intelligence Server is the most sophisticated analysis engine available. MicroStrategy Intelligence Server is capable of answering highly detailed business questions. Its robust relational analysis technology enables organizations to conduct large-scale product affinity and product profitability analyses, research customer preferences through sales, contribution and pricing analysis, and compare present and historical customer retention data with forecasting and trend metrics. MicroStrategy Intelligence Server generates highly optimized queries through its very large database drivers, enabling high throughput and fast response times.

      The MicroStrategy Intelligence Server has been built with the scalability and fault tolerance required for sophisticated analysis of multi-terabyte databases and can be deployed to thousands of users through complete user, object and data security and management. It contains thousands of specific optimizations for all major relational databases and includes the load distribution, prioritization and system tuning capabilities demanded by large-scale implementations.

      MicroStrategy Intelligence Server contains an analytical engine with over 150 different sophisticated mathematical and statistical functions with the flexibility for further function extensions. MicroStrategy Intelligence

Server combines the power of its analytical engine with the scalability of a relational database to perform complex data analysis with maximum efficiency. All the other products in the MicroStrategy 7 platform integrate with the MicroStrategy Intelligence Server and benefit from its broad functionality.

      MicroStrategy Intelligence Server is designed to be fault-tolerant to ensure system availability and high performance. Through an enterprise management console, MicroStrategy Intelligence Server provides a sophisticated array of enterprise management tools, such as caching and query prioritization to streamline performance and batch job scheduling, which helps to maintain disparate and diverse user communities. Administrators can automate the dynamic adjustments of system and user governing settings, such as user thresholds and database thread priorities, in order to smooth the database workload and ensure the high performance that large user communities require.

      MicroStrategy Web. MicroStrategy Web provides easy-to-use, interactive, sophisticated analysis, which extends the information access and analysis capabilities of MicroStrategy Intelligence Server to any user with a web browser. MicroStrategy Web can be accessed through a web browser on any operating system, eliminating deployment issues associated with customer-side Java and Active X controls. Using the MicroStrategy Web infrastructure, customers can rapidly implement systems that allow local and remote users to develop and access sophisticated reports containing information from their relational databases.

      MicroStrategy Web provides a graphical user interface designed to boost end user efficiency. Users gain access to an array of options for data exploration and analysis, such as spreadsheet grids and a wide variety of graphs. A flexible architecture enables businesses to implement a standardized structure for analysis and ensure consistent work practices. Through MicroStrategy Web's reporting capabilities, users receive key elements of a report in easily understood messages. MicroStrategy Web also allows users to dynamically analyze data with higher levels of detail to view the underlying information or to create and save new analyses. In addition, MicroStrategy Web's security plug-ins enable businesses to limit access to sensitive information. In order to accommodate the various business requirements of end users, MicroStrategy Web is available in a full-featured version, a simplified version and an enterprise reporting version.

      MicroStrategy Narrowcast Server. MicroStrategy Narrowcast Server is a powerful content generation and information broadcast server designed to proactively deliver personalized information to millions of recipients via the Internet, e-mail, telephone and wireless devices. MicroStrategy Narrowcast Server delivers targeted information to individuals on an event-triggered or scheduled basis through the consumer communication device that is most convenient. It provides an engine to implement targeted messaging to acquire and retain customers, and a platform for distributing information to the corporate enterprise, customers, suppliers and other constituencies.

      MicroStrategy Narrowcast Server has a web-based interface that can be used with existing web applications. Users subscribe to information services by providing personal information and preferences, ensuring they receive personalized product offerings and information.

      In addition to proactively delivering information from the MicroStrategy 7 platform, MicroStrategy Narrowcast Server's open information source modules enable it to deliver information from a multitude of information sources to the business user. The multiple information sources can be combined to provide users with requested information in one personalized e-mail, message or document.

      MicroStrategy OLAP Provider. With MicroStrategy OLAP Provider, other vendors' front-end business intelligence products can now access the analytical power and scalability of the MicroStrategy 7 platform. Cognos PowerPlay and Microsoft Excel 2000 communicate with MicroStrategy OLAP Provider using the standard OLE database for OLAP application programming interface. MicroStrategy OLAP Provider accepts multi-dimensional expressions, or MDX, queries from Cognos PowerPlay, Microsoft Excel 2000 or custom applications, and works with MicroStrategy Intelligence Server to translate these queries into database-optimized structured query language. MicroStrategy OLAP Provider allows organizations to standardize on a reporting and analysis platform, while still enabling users to access the platform from a variety of user interfaces. This leverages investments in databases, software and training and removes some of the traditional burdens of cube-based architectures.

      By doing this, MicroStrategy OLAP Provider allows other vendors' interfaces to access transaction-level detail in a relational database, with the analytical power and flexibility of the MicroStrategy 7 platform. This helps organizations realize value by reducing maintenance and development costs, increasing user access to the data, minimizing re-training costs and promoting a standard, enterprise-wide view of the data.

      MicroStrategy Transactor. To integrate business intelligence and online transaction processing systems, MicroStrategy Transactor employs intelligent transaction agents that interpret and integrate web information with various enterprise information systems, such as database, commerce, business intelligence, and enterprise resource planning systems through an open driver application programming interface, allowing customers to transact with businesses via XML-compliant devices such as web-enabled phones, personal digital assistants and web browsers. Through its transaction and extraction capabilities, MicroStrategy Transactor enables e-commerce applications through a variety of devices and communications media.

      MicroStrategy Architect. MicroStrategy Architect is the MicroStrategy 7 component in which applications are modeled through an intuitive graphical user interface. MicroStrategy Architect provides a unified environment for creating and maintaining all aspects of web reporting and business intelligence applications. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which greatly reduces the cost and time required to implement and maintain systems.

      MicroStrategy Administrator. MicroStrategy Administrator enables administrators to efficiently maintain large-scale data warehouse applications supporting millions of users. Project migration utilities help administrators develop, test and deploy systems. Performance analysis enables administrators to monitor and tune systems for maximum performance and availability. MicroStrategy Administrator has been designed to ensure easy management of application objects and users across multiple development, testing, and production environments. MicroStrategy Administrator eases the burden of maintaining users and security by using textual commands that can be saved as scripts. These commands and scripts can be executed from either a graphical interface or from the command line giving system administrators the flexibility and ease-of-use necessary for efficient systems management.

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

      These applications provide better understanding of a business or customer base through analyses such as customer profiling, clickstream analysis and sales and inventory analyses. Once applications have been created through MicroStrategy Architect, they can be deployed through a number of different interfaces. For power analysts and application developers desiring to use a client-server Microsoft Windows interface, MicroStrategy Agent is an advanced environment providing a full range of analytical functionality, a rich mathematical function library, built-in workflow and data mining integration.

      MicroStrategy SDK. MicroStrategy SDK completes the MicroStrategy 7 platform by enabling developers to integrate, extend and fully harness the power of MicroStrategy 7. Through a set of rich XML, Java and COM-based application programming interfaces that fully expose all platform functionality, businesses can leverage this powerful development environment to quickly deploy custom applications and embed intelligence into any website.

      MicroStrategy CRM Applications. MicroStrategy CRM Applications enable customers to develop and grow personal and profitable customer relationships. MicroStrategy CRM Applications is an easy-to-use, web-based customer relationship management application built on the MicroStrategy 7 platform that delivers customer analysis and segmentation across all customer touch points. MicroStrategy CRM Applications customers can use best-of-breed marketing automation to continually build, execute and manage permission-based, personalized and event-driven marketing campaigns.

Consulting, Education and Technical Support

      Our services and customer support capabilities are as follows:

      MicroStrategy Consulting. MicroStrategy Consulting facilitates the development of high-end applications for our customers. Our consultants design and implement scalable, high performance applications that run against multi-terabyte databases for companies throughout the world. MicroStrategy Consulting's mission is to provide services that ensure customer success and return on investment through full use of our advanced technology. Revenues from consulting services accounted for approximately 31% of total revenues during 2000.

      MicroStrategy Education. MicroStrategy Education provides our customers with a thorough understanding of our products and the implementation of business intelligence systems through quality instruction and hands-on experience. With nearly ten years of experience training a diverse customer base, we have developed a comprehensive set of education programs designed to help customers quickly become familiar with business intelligence technologies. Revenues from education services accounted for approximately 5% of total revenues during 2000.

      MicroStrategy Technical Support. MicroStrategy technical support provides support services designed to help customers extract the highest return on investment from our products. MicroStrategy technical support offers a variety of support options geared to resolve technical issues quickly and efficiently whenever they arise. All support options are supplemented with access to online support services, including the comprehensive, web-based MicroStrategy Knowledge Base, as well as the ability to check, modify or log new cases via the web. Revenues from technical support services accounted for approximately 18% of total revenues during 2000.

Customer Case Studies

      The following case studies illustrate the application and implementation of our products and related services by several of our customers.

      Best Buy. Best Buy, one of the nation's leading electronics retailers, continues to drive business growth with MicroStrategy's business intelligence platform. For more than four years, Best Buy has used MicroStrategy technology to provide merchandise buyers, financial analysts, store managers and executive officers detailed reports on store performance, product sales, marketing results and consumer trends. MicroStrategy Web anchors the business performance management application that gives end users an array of options for powerful information analysis and exploration. For example, merchandise buyers and other user groups can run predefined reports, create their own queries and download information into Excel spreadsheets for easy off-line analysis right from their desktops. Identified trends indicate potential problems or opportunities. Users can drill down into the data to get more detailed information, including sales by region, city or even individual store. In addition, a MicroStrategy-based customer relationship management application helps Best Buy employees foster stronger relationships with their valued customers.

      GE Capital Fleet Services. GE Capital Fleet Services, one of the world's largest vehicle fleet management companies, chose MicroStrategy as its corporate standard for business intelligence. To support, track and analyze transactions associated with thousands of corporate fleet vehicles leased to customers, GE Capital required a platform that could be deployed via the Internet and scale to support a rapidly growing user community. Approximately 1,600 GE Capital Fleet Services' end users access a simple-to-use web-based system via MicroStrategy Web and perform critical analyses, such as invoice management, trend analysis and forecasting, improving bottom line results. GE Capital Fleet Services also uses MicroStrategy to send personalized proactive maintenance alerts directly to vehicle drivers through multiple communications channels, including web, wireless and voice.

Customers

      The Company has over 1,100 customers across such diverse industries as retail, telecommunications, banking and finance, pharmaceuticals and healthcare, technology and consumer packaged goods. A list of some of the firms that purchased over $250,000 of our products and services since January 1, 1997 is as follows:

  Banking & Finance           The SABRE Group            La Poste
  American Express*           Starwood Hotels & Resorts  Ohio Department of
  Ameritrade*                 Universal Studios*         Education*
  Bank of America                                        US Air Force
  CIBC                        Telecommunications         US Postal Service*
  Deutsche Borse              Ameritech
  Fannie Mae                  AT&T Wireless Services     Consumer Packaged Goods
  First Data Corporation      Bell Atlantic*             Beverage Data Network
  First Union Corporation*    Bell South*                Brown & Williamson
  First USA Bank              Cable & Wireless           Hallmark
  FleetBoston Financial       France Telecom*            Ralston Purina
   Corporation*               Pacific Bell*              S.C. Johnson  & Son*
  Freddie Mac*                Sprint*
  GE Capital*                                            Technology
  Nationwide Insurance*       Pharmaceutical &           Earthlink*
  Royal Bank of Canada        Healthcare                 Gateway
  USAA *                      Cardinal Health            IBM Corporation*
  Visa International *        Glaxo Wellcome*            J.D. Edwards & Company*
                              Ingenix*                   Lexis Nexis
  Retail                      MedPartners                Network Solutions
  Asda Stores                 Merck/Medco*               Nielsen Media Research
  B & Q                       Premier                    NCR*
  Best Buy*                   Smithkline Beecham*        Perot Systems
  Comet                       Warner Lambert*            Snap.com
  Elder Beerman                                          Western Digital*
  Fox Entertainment Group     Grocery & Pharmacy         Xchange, Inc.*
  Kmart*                      American Stores*
  Kohl's Department Stores    Associated Food Stores     Manufacturing &
  Liz Claiborne*              CVS Pharmacy               Industrial
  Marks & Spencer*            Eckerd Corporation*        Allied Signal
  ShopKo*                     Food Lion                  DuPont*
  The Limited                 Harris Teeter              General Motors*
  Victoria's Secret           Marsh Supermarkets         Lexmark*
  Woolworth's                                            Michelin*
                              Government/Public          Monsanto
  Travel & Entertainment      Services                   Samsung*
  Blockbuster Entertainment*  Housing and Urban          Shaw Industries
  Continental Airlines        Development*               Unisys

* Indicates customers that purchased more than $1.0 million of our products and services since January 1, 1997.

Sales and Marketing

      Direct Sales Organization. We market our software and services primarily through our direct sales force. As of December 31, 2000, we had domestic sales offices in a number of cities, including Atlanta, Bedminster, Boston, Charlotte, Chicago, Cincinnati, Dallas, Denver, Detroit, Houston, Kansas City, Los Angeles, Minneapolis, New York, Phoenix, Pittsburgh, San Francisco, Seattle, Tampa and Washington, D.C., and international sales offices located in Barcelona, Buenos Aires, Calgary, Cologne, London, Madrid, Mexico City, Milan, Montreal, Paris, Sao Paolo, Seoul, Sydney, Toronto, Utrecht, Vancouver, Vienna and Zurich. We are represented by distributors in several countries where we do not have sales offices, including Chile, Colombia, the Czech Republic, Denmark, Finland, Greece, Hungary, Ireland, Japan, Malaysia, the Middle East, New Zealand, Norway, Peru, Poland, Singapore, South Africa and Sweden.

      Indirect Sales Channels. We have entered into relationships with more than 225 system integration, application development, platform and OEM partners whose products and services are used in conjunction with our own. Agreements with these partners generally provide them with non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our partners product discounts. Favorable product recommendations from the leading system integration, application development and platform partners to potential customers facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

      System Integrators. We have also entered into agreements to provide training, support, marketing and sales assistance to a number of system integrators, including:

American Management Systems
AnswerThink Consulting Group
Arthur Andersen
AutoMate Incorporated
Braun Technology Group
Computer Sciences Corporation
Cap Gemini Ernst & Young
Deloitte & Touche
Etensity
Greenbrier & Russel
KPMG Peat Marwick
Nexgenix
Perot Systems Corporation
Questra Corporation
Tessera Enterprise Systems
Xpedior

     Value-Added Resellers. Value-added resellers who resell MicroStrategy software bundled with their own software applications and/or syndicated data products include:

Accrue Software
Beverage Data Network
Fair Isaac and Company
HNC Software
IDX Systems Corporation
M&I Data Services
Net Perceptions
PlumTree Software
Prime Response
Radiant Systems
Retek Information Systems
Xchange, Inc.

      Platform Partners. Our platform partners consist of firms which co-sell and co-market complementary technology to the same target customer base. These platform partners include Compaq, NCR, Informatica and Informix.

      OEM Partners. Our OEM partners integrate our business intelligence platform, narrowcast server or customer relationship management modules into their applications. These OEM Partners include J.D. Edwards and Company, Interworld and SageTree.

      Resellers. Companies that resell MicroStrategy software on a stand-alone basis include Broadcast 1 on 1.com Incorporated, Olympus Group, Fugen, Inc., Application Consulting Group, eJiva and Veridian Information Solutions, Inc.

Research and Product Development

      We have made substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2000, our research and product development staff consisted of 474 employees. Our total expenses for research and development for the years 2000, 1999 and 1998 were $61.4 million, $28.0 million and $12.1 million, respectively.

Strategy.com

      In July 1999, we launched a new business unit called Strategy.com. Companies such as Thomson Financial, EarthLink, The Wall Street Journal, and Ameritrade use Strategy.com's hosted one-to-one messaging platform to offer their customers highly personalized, timely information services. These services are delivered on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail, telephone and wireless devices. With an infrastructure built upon a scalable and flexible database architecture, MicroStrategy platform technology and an XML interface, Strategy.com delivers over 500,000 messages per day on average. Each message is individually tailored by matching end user profiles and preferences with proprietary content or third-party syndicated content in the areas of finance, weather, traffic, sports and news. Strategy.com's hosted messaging applications can be used by companies to facilitate transactions, increase mind share and augment customer profile data warehouses with information that the user has provided and given permission to use. Strategy.com also provides application maintenance, development, customer billing, hosting and support services, enabling customers to focus on their core businesses.

      As of March 1, 2001, syndicated programming hosted by Strategy.com includes Finance, News, Weather, Sports and Traffic "channels." Strategy.com syndicates its channels through companies it refers to as Strategy.com affiliates, such as Earthlink and Ameritrade. Strategy.com has established dozens of affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions. Strategy.com also powers messaging services utilizing proprietary content for premier content brands such as Thomson Financial, Wall Street Journal Interactive, and Belo Interactive. Strategy.com currently provides over 500,000 subscribers with information services.

      In October 2000, MicroStrategy completed the reorganization of Strategy.com into a separate subsidiary. In connection with this reorganization, Strategy.com commenced a round of financing through the sale of Series A redeemable convertible preferred stock which was completed in January 2001. Aggregate proceeds from this round of financing totaled $49.8 million, net of offering costs. MicroStrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis.

      Strategy.com seeks to differentiate its offerings from competitors through its greater level of personalization, its support of virtually any information delivery device and its scalable and extensible messaging platform. Strategy.com's XML application programming interface enables the Strategy.com platform to be embedded into the offerings of financial institutions, device manufacturers, Internet companies, communication carriers, media companies and wireless companies. Our vision for Strategy.com is for it to be the leading platform for one-to-one messaging. Strategy.com revenues accounted for approximately 4% of our license and service revenues during 2000.

      Strategy.com derives its revenue from three principal sources:

      o     set-up and hosting fees;

      o     usage fees; and

      o     subscription fees.

      Set-up and hosting fees. Strategy.com affiliates and customers pay set-up fees for integration and customization, such as linking Strategy.com financial monitoring services to a customer's backend portfolio system. In addition, customers also pay hosting fees for continual monitoring and support.

      Usage fees. Strategy.com's affiliates and customers pay usage fees which are typically measured on either a per message basis or on a monthly month basis per subscriber.

      Subscription fees. Strategy.com affiliates and customers pay subscription fees for expanded or premium service. For those services in which the Strategy.com affiliate or customer does not fully subsidize the cost of providing the service, the end subscriber is charged a subscription fee.

      Strategy.com's business is centered around its technology platform. The key attributes of the Strategy.com platform are as follows:

      o One-to-One Messaging Engine. Strategy.com's one-to-one message engine, based on MicroStrategy platform technology, constantly monitors incoming data, matches that data to subscriber profile data, and creates and delivers individually personalized messages to the subscribers delivery device of choice. This enables an end user to configure a personal intelligence agent to act on behalf of the user to deliver tailored, pertinent, and timely information.

      o Strategy.com XML Application Programming Interface. Strategy.com's XML application programming interface allows customers to seamlessly integrate Strategy.com platform functionality and services into their existing website or offering on a private-labeled basis. This application programming interface also facilitates rapid development of new applications upon the Strategy.com platform.

      o Resource Center. Strategy.com provides its customers a web-based Resource Center, where they can access information and sample code on the XML application programming interface, configure settings, view activity reports on their services and set up custom messages to be sent to their subscribers.

      o Hosting and Operations. Customers can obtain the benefits of Strategy.com's one-to-one messaging platform without incurring the infrastructure set-up and on-going costs of in-house implementations.

      Strategy.com's flexible platform is packaged into a set of product offerings, tailored for different customer bases. These products are described below.

      Syndicated Information Services. Strategy.com's syndicated information services is organized around different categories of content:

      o Strategy.com Finance. As the first channel of the Strategy.com network, Strategy.com Finance provides consumers with personalized portfolio and market reports via the delivery device of their choice. Strategy.com Finance provides users with a variety of information, from intra-day stock movement alerts to a personalized portfolio analysis sent via Excel spreadsheets.

      o Strategy.com Weather. Strategy.com Weather delivers personalized weather reports, forecasts and alerts for over 55,000 locations worldwide. Strategy.com Weather offers subscribers features such as severe weather alerts, beach and boating reports and weekly forecasts, along with the convenience of receiving personalized weather information.

      o Strategy.com News. Strategy.com News delivers breaking news, news alerts and local and global updates. Strategy.com News utilizes data from numerous content providers and covers over 20,000 stories a day. Subscribers have the ability to easily personalize Strategy.com News so they only receive stories about the issues and locations that are of importance to them.

      o Strategy.com Sports. Strategy.com Sports gives fans across the country and around the world the ability to track results and news in a wide variety of leagues and sports. Strategy.com Sports provides subscribers with daily sports highlights, score alerts and sports news alerts.

      o Strategy.com Traffic. Strategy.com Traffic offers personalized traffic conditions, reports and alerts to people in 65 cities across the country. Subscribers can define regularly traveled routes so they know when an incident occurs that would specifically impact their commute. Subscribers can also check live traffic information and receive personalized traffic alerts.

      Custom Content Services. Strategy.com can take proprietary content or data from a customer, monitor and filter the data and create individually personalized messages that are delivered to the end user, based on the preferences and permissions established by the end user. In addition, Strategy.com's customers can leverage other Strategy.com syndicated content solutions to mix-and-match content into a custom offering. This solution is designed for companies, such as media companies, online commerce companies, retailers, direct marketers and financial institutions, with content or information that would be more useful to an end user if delivered on a personalized and timely basis.

Competition

      The markets for business intelligence software, customer relationship management applications and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products and those of Strategy.com.

      MicroStrategy's most direct competitors provide:

      o     business intelligence software;

      o     OLAP tools;

      o     query and reporting tools;

      o     web-based static reporting tools;

      o     information delivery and proactive reporting;

      o     analytical customer relationship management products;

      o     web traffic analysis applications; and

      o     marketing automation.

      Each of these markets are discussed more fully below.

      Business Intelligence Software. Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Leading analyst firms classify companies such as Microsoft, Oracle, Hyperion, SAP and SAS to be leading providers of business intelligence software.

      OLAP Tools. Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7 platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Hyperion, Brio, IBM, Seagate and Microsoft.

      Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited drilling is also provided. Companies who produce query and reporting tools include Business Objects, Cognos, Oracle, Seagate and Brio.

      Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Seagate, Microsoft, Computer Associates and SAS.

      Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has this technology integrated into its core platforms. Vendors of such technology include Actuate, nQuire, Information Builders and Business Objects.

      Analytical Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as Broadbase, BroadVision, E.piphany and Vignette, compete with our analytical customer relationship management applications. In contrast with providers of operational customer relationship management vendors, such as Vantive and Oracle, analytical customer relationship management deals more with customer segmentation, analysis and interaction as opposed to infrastructure and call centers.

      Web Traffic Analysis Applications. Reporting and analysis tools can be specialized to deal specifically with the analysis of visitors to a company's website. Typically this involves extracting data from a web-log file and importing it into a usable format, often in a relational database. A set of analyses, sometimes customer-centric in nature, is performed, and limited ad-hoc reporting is permitted. Advanced applications in this space merge data from the web-logs with other customer centric attributes to help provide a complete view of the customer base. Vendors in this space include Accrue, Net.Genesis and WebTrends.

      Marketing Automation. Applications focused on the automation and execution of marketing tasks, such as campaign management and delivery, compete with our customer relationship management applications and our Narrowcast Server platform. Leading vendors in this space include E.piphany, Xchange, Chordiant and Broadbase.

      Strategy.com's most direct competitors are:

      o     Web portal and information networks;

      o     E-mail marketers and publishers;

      o     Wireless content vendors;

      o     Alert vendors;

      o     Financial solution vendors; and

      o     Vertical internet portals and information networks.

      Each of these markets are discussed more fully below.

            Web Portals and Information Networks. Web portals and information networks, such as Microsoft Network, Yahoo, Lycos, Excite, America Online and InfoSpace.com, offer an array of information that is similar to information provided by Strategy.com.

            E-mail marketers and publishers. E-mail marketers and publishers, such as DoubleClick, Responsys, and ClickAction, offer companies the ability to deliver non-personalized content via e-mail to end users. These companies could expand their offering to more closely compete with Strategy.com.

            Wireless content vendors. Wireless content vendors, such as Infospace and i3Mobile, have similar offerings as Strategy.com's syndicated information services for wireless devices. These companies could expand their offerings to support e-mail and voice, as well as to deliver proprietary content.

            Alert vendors. Alert vendors, such as Alerts Inc., Pumatech, and Xigo, have similar offerings as Strategy.com's proactive alert services. These companies could expand their offering to more closely compete with Strategy.com.

            Financial solution vendors. Financial solution vendors, such as 724 Solutions and W-Technologies, offer a broad array of consumer finance technology solutions, but generally do not have a proactive messaging system like Strategy.com. Any of these companies could augment their existing offering with proactive messaging comparable to Strategy.com.

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

      Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse effect on our business, operating results and financial condition.

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

Intellectual Property and Licenses

      We rely primarily on a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and contractual provisions to protect our proprietary technology. For example, we require software licensees to enter into license agreements that impose certain restrictions on their use of the software. In addition, we have made efforts to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us and restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Generally, our products are licensed through software licenses that restrict its use to a specific number of named users or a specific hardware configuration. A user is an individual to whom a licensee has assigned an identification number for purposes of tracking use of a product and who is under an obligation to the licensee to protect any of our confidential information. Under our standard software license agreement, we have the ability to request certified statements of records regarding identification numbers in particular, and use of the products in general, once per year, and have the right to audit use of the products at least once per year. Copying of products and documentation is limited to the number of users for whom license fees have been paid and for archival purposes.

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

Employees

      As of December 31, 2000, we had a total of 1,899 employees, of whom 1,498 were based in the United States and 401 were based internationally. Of the total, 661 were engaged in sales and marketing, 474 in product development, 516 in professional services and 248 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

      We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

      All newly hired professionals complete a professional orientation course that ranges from 2 days to 6 weeks long, presented by "MicroStrategy University," our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data, our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. At the end of this training, students must pass a number of oral and written examinations in order to begin their assignments. Following this introductory course, veteran employees normally complete at least one week of continuing professional development each year. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to create expert content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

ITEM 2. PROPERTIES

      Our principal offices currently occupy over 350,000 square feet in Northern Virginia pursuant to multiple leases, the majority of which expire between June 2003 and June 2010. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Bedminster, Boston, Charlotte, Chicago, Cincinnati, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Phoenix, Pittsburgh, San Francisco, Seattle, Tampa, Washington, D.C., Barcelona, Buenos Aires, Calgary, Cologne, London, Madrid, Mexico City, Milan, Montreal, Paris, Sao Paolo, Seoul, Sydney, Toronto, Utrecht, Vancouver, Vienna and Zurich. We do not expect to add additional office space in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

      From March through May 2000, twenty-five class action complaints were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. Our outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that we made materially false and misleading statements with respect to our 1999, 1998 and 1997 financial results in our filings with the SEC, analysts' reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming us, certain of our officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleges claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint does not specify the amount of damages sought.

      On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 550,000 shares of our Class A common stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share, so that the minimum value of the shares is $16.5 million; and (3) warrants to purchase 1.9 million shares of Class A common stock at an exercise price of between $40 and $50 per share, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, with the warrants expiring five years from the date they are issued. The settlement was made subject to confirmatory discovery, final documentation, district court approval, and other conditions.

      On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to opt out of the proposed settlement and pursue their claims separately. A hearing has been scheduled for April 2, 2001 for the district court to consider and, if appropriate, approve the settlement.

Delaware Derivative Investigation

      On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. On September 11, 2000, we filed a motion to dismiss the derivative complaint for failure to make a demand. That motion remains pending. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action. Under the derivative settlement agreement, we will add a new, independent director with finance experience to the audit committee of our

Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain of our officers will contribute a portion of the Class A common stock held by them that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, Sanju K. Bansal and Mark S. Lynch will contribute to the class action settlement shares of Class A common stock with a total value of $10 million. The settlement was made subject to confirmatory discovery, final documentation, Chancery Court approval, and other conditions. No hearing has been scheduled for the Chancery Court to review and, if appropriate, approve the settlement.

SEC Investigation

      In March 2000, we were notified that the SEC had issued a formal order of private investigation in connection with matters relating to the restatement of our financial results. On December 14, 2000, we consented, without admitting or denying the SEC's findings, to the entry of an administrative cease and desist order finding that we had violated certain provisions of the federal securities laws. As part of the cease and desist order, we made a number of undertakings pursuant to which we will implement various corporate governance enhancements, hire additional staff and adopt policies and controls relating to our contract administration and financial reporting functions. The cease and desist order imposed no monetary fines or penalties on us.

Other Proceedings

      We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Class A common stock, $0.001 par value, is traded on the Nasdaq National Market under the symbol, MSTR. The following table sets forth for the periods indicated the high and low closing prices, adjusted to reflect the two-for-one stock split which occurred in January 2000, for our Class A common stock as reported by Nasdaq in each quarter:


          For the quarter ended        High     Low
  -----------------------------       ------   ------
          March 31, 1999..........     17.25     9.00
          June 30, 1999...........     18.94     7.75
          September 30, 1999......     28.03    13.22
          December 31, 1999.......    115.66    28.81
          March 31, 2000..........    313.00    74.78
          June 30, 2000...........     77.12    17.31
          September 30, 2000......     35.75    20.25
          December 31, 2000.......     28.00     9.25

      As of March 1, 2001, there were approximately 510 stockholders of record of our Class A common stock and 13 stockholders of record of our Class B common stock, $0.001 par value.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Years ended December 31,
                                                               --------------------------------------------
                                                            2000         1999         1998        1997      1996
                                                         ---------     --------      -------     -------   -------
                                                                  (in thousands, except per share data)
Statements of Operations Data
Revenues:
   Product licenses..................................    $ 102,050     $ 85,797      $61,635     $35,478   $15,873
   Product support and other services................      121,880       65,461       33,854      17,073     6,730
                                                         ---------     --------      -------     -------   -------
     Total revenues..................................      223,930      151,258       95,489      52,551    22,603
                                                         ---------     --------      -------     -------   -------
Cost of revenues:
   Product licenses..................................        2,722        2,597        2,246       1,641     1,020
   Product support and other services................       85,249       34,436       17,535       9,475     4,237
                                                         ---------     --------      -------     -------   -------
     Total cost of revenues..........................       87,971       37,033       19,781      11,116     5,257
                                                         ---------     --------      -------     -------   -------
Gross profit.........................................      135,959      114,225       75,708      41,435    17,346
Operating expenses:
   Sales and marketing...............................      151,095       93,090       53,327      30,468    13,054
   Research and development..........................       61,433       27,998       12,106       5,049     2,840
   General and administrative........................       58,762       24,448       12,743       6,552     3,742
   Amortization of intangible assets.................       17,667          422           81         --        --
   In-process research and development...............          --         2,800          --          --        --
   Restructuring and related charges.................       10,835          --           --          --        --
                                                         ---------     --------      -------     -------   -------
     Total operating expenses........................      299,792      148,758       78,257      42,069    19,636
                                                         ---------     --------      -------     -------   -------
Loss from operations.................................     (163,833)     (34,533)      (2,549)       (634)   (2,290)
Financing and other income (expenses):
   Interest income...................................        3,675        2,174        1,028          94        22
   Interest expense..................................          (37)        (144)        (720)       (333)     (127)
   Loss on investments...............................       (9,365)         --           --          --        --
   Provision for litigation settlement...............      (89,729)         --           --          --        --
   Minority interest.................................         (713)         --           --          --        --
   Other income (expense), net.......................           96            6          (14)        (12)       20
                                                         ---------     --------      -------     -------   -------
     Total financing and other income (expenses).....      (96,073)       2,036          294        (251)      (85)
                                                         ---------     --------      -------     -------   -------
Loss before income taxes.............................     (259,906)     (32,497)      (2,255)       (885)   (2,375)
Provision for income taxes...........................        1,400        1,246          --          --        --
                                                         ---------     --------      -------     -------   -------
Net loss.............................................     (261,306)     (33,743)      (2,255)       (885)   (2,375)
                                                         ---------     --------      -------     -------   -------
Preferred stock dividends............................       (4,687)         --           --          --        --
Beneficial conversion feature........................      (19,375)         --           --          --        --
                                                         ---------     --------      -------     -------   -------
Net loss attributable to common stockholders.........    $(285,368)    $(33,743)     $(2,255)    $  (885)  $(2,375)
                                                         =========     ========      =======     =======   =======
Basic and diluted net loss per share (1).............    $   (3.58)    $  (0.44)     $ (0.03)    $ (0.02)  $ (0.04)
                                                         =========     ========      =======     =======   =======
Weighted average shares used in computing basic
   and diluted net loss per share (1)................       79,779       77,028       66,986      58,988    58,988
                                                         =========     ========      =======     =======   =======

                                                                             As of December 31,
                                                               --------------------------------------------
                                                            2000         1999          1998        1997      1996
                                                          ---------    --------     --------     -------   -------
                                                                             (in thousands)
Balance Sheet Data
Cash and cash equivalents............................     $  67,685    $ 25,941     $ 27,491     $ 3,506   $ 1,686
Restricted cash......................................        25,884         --           --          --        --
Working capital (deficit)............................        42,616      53,109       23,919      (7,048)   (2,237)
Total assets.........................................       259,087     203,368       76,571      27,052    13,004
Long-term liabilities, excluding deferred revenue and
   advance payments..................................       100,993         --         1,928        2,428       460
Series A redeemable convertible preferred stock......       119,585         --           --          --        --
Mandatorily redeemable convertible preferred stock
   of consolidated subsidiary........................        40,530         --           --          --        --
Total stockholders' equity (deficit).................      (145,538)    101,816       37,775      (1,433)     (793)

----------
(1) Share and per share amounts for all periods presented have been restated to reflect the two-for-one stock split which occurred in January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a leading worldwide provider of business intelligence software and related services that enable the transaction of one-to-one electronic business through web, wireless and communication channels. Our product line enables both proactive and interactive delivery of information from large-scale databases. Our objective is to provide businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners.

      Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. In addition to supporting internal enterprise users, the platform delivers critical business information beyond corporate boundaries to customers, partners and supply chain constituencies through a broad range of communication channels such as the Internet, e-mail, telephone and wireless communications devices. Our platform is designed for developing business intelligence solutions that are personalized and proactive and that reach millions of users. We offer a comprehensive set of consulting, education and technical support services for our customers and partners.

      In July 1999, we launched a new business unit called Strategy.com. Third party content providers use Strategy.com's hosted one-to-one messaging platform to offer their customers highly personalized, timely information services. These services are delivered on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail, telephone and wireless devices. With an infrastructure built upon a scalable and flexible database architecture, MicroStrategy platform technology and an XML interface, Strategy.com delivers over 500,000 messages per day on average. Each message is individually tailored by matching end user profiles and preferences with proprietary content or third-party syndicated content in the areas of finance, weather, traffic, sports and news. Strategy.com's hosted messaging applications can be used by companies to facilitate transactions, increase mind share and augment customer profile data warehouses with information that the user has provided and given permission to use. Strategy.com also provides application maintenance, development, customer billing, hosting and support services, enabling customers to focus on their core businesses. As of March 1, 2001, syndicated programming hosted by Strategy.com includes Finance, News, Weather, Sports and Traffic "channels." Strategy.com syndicates its channels through companies it refers to as Strategy.com affiliates, such as Earthlink and Ameritrade. Strategy.com has established dozens of affiliate agreements with leading Internet companies, communications carriers, media companies and financial institutions. Strategy.com also powers messaging services utilizing proprietary content for content brands such as Thomson Financial, Wall Street Journal Interactive, and Belo Interactive. Strategy.com currently provides over 500,000 subscribers with information services. In October 2000, MicroStrategy completed the reorganization of Strategy.com into a separate subsidiary. In connection with this reorganization, Strategy.com commenced a round of financing through the sale of Series A redeemable convertible preferred stock which was completed in January 2001. Aggregate proceeds from this round of financing totaled approximately $49.8 million, net of offering costs of approximately $3.0 million. MicroStrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. Aether Capital, the investment arm of Aether Systems, Inc., a provider of wireless data products and services, participated as an investor in this round of financing. Aether Capital's investment was approximately $25.0 million of total gross proceeds. Concurrent with this financing round, we also announced a strategic alliance with Aether Systems which includes initiatives in the following areas:

      o the companies will develop a new product, MicroStrategy 7M, that will be designed to combine Aether Systems' wireless technology with the functionality and performance of the MicroStrategy 7 platform to deliver personalized, intelligent information services to a full range of wireless devices;

      o Aether Systems' chairman and chief executive officer, David Oros, was named to the Board of Directors of Strategy.com; and

      o     Aether Systems will offer Strategy.com services to its customers.

      Since 1997, we have significantly increased our sales and marketing, service and support, research and development and general and administrative staff. Although our revenues have significantly increased over the last three years, we experienced fluctuating operating margins during 2000, 1999 and 1998 primarily as a result of increases in staff levels, expansion of operations outside of the United States, and our increased investment in Strategy.com. Our net losses increased substantially during 2000, as our growth in revenues, and particularly higher margin product license revenues, decreased, while our expenses have significantly increased due primarily to aggressive hiring of additional personnel and advertising expenditures in the first half of 2000, increased investment in our Strategy.com subsidiary, and increased legal and professional fees relating to class action lawsuits and an SEC investigation in connection with matters relating to the restatement of our 1999, 1998 and 1997 financial statements.

      Our net loss increased significantly during 2000 to $261.3 million primarily as a result of the following factors: (1) operating expenses (excluding in-process research and development and restructuring related charges) increased by $143.0 million while gross profit increased by only $21.7 million; (2) amortization of intangible assets increased by $17.2 million; (3) we recorded an $89.7 million expense associated with an agreement to settle outstanding class action and derivative shareholder lawsuit litigation (of which approximately $4.0 million is a cash charge for legal fees and administration costs and approximately $85.7 million is a non-cash charge); (4) we recorded a $10.8 million charge related to restructuring activities; and (5) we recorded a $9.4 million loss on investments, net of realized gain of $2.7 million.

      Our revenues historically have been derived from two principal sources, fees for product licenses and fees for product support and other services, including maintenance, education and consulting services. We recognize revenue in accordance with accounting principles generally accepted in the United States and particularly with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as applicable.

      Product license revenues are generally recognized upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software and determination that collection of a fixed or determinable license fee is reasonably assured. When fees for software upgrades and enhancements, maintenance, consulting or education are bundled with the license fee, they are unbundled using objective evidence of the fair value of the multiple elements represented by our customary pricing for each element in separate transactions. If such evidence of fair value exists on undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where such evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

      Technical support revenues are derived from customer support agreements generally entered into in connection with initial product license sales and subsequent renewals. Fees for our technical support services are recorded as deferred revenue and recognized ratably over the term of the maintenance and support agreement, which is typically one year. We also record as deferred revenue the fair value of implicit maintenance arrangements when resellers or other customers that sell our software to end users offer these end users the right to receive the then current version of our software at the time of resale. These agreements may extend over several years. Fees for our education and consulting services are typically recognized at the time the services are performed. Revenue from arrangements where we provide hosting services is recognized over the hosting period. Any fees paid or costs incurred prior to the hosting period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent hosting period, which is typically two to three years.

      Customers at times require consulting and implementation services, which may include evaluating their business needs, identifying resources necessary to meet their needs and installing the solution to fulfill their needs. When the software license arrangement requires us to provide significant consulting services to produce, customize or modify software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and product support and other services revenue are recognized in accordance with the provisions of SOP 81-1. We recognize revenue from these arrangements using contract accounting (typically, the percentage of completion method based on cost inputs) and, therefore, both product license and product support and other services revenue are recognized as work progresses. Expected losses on contracts in progress are expensed in the current period. As of December 31, 2000, we have not incurred any losses on contracts in progress. If the arrangement includes acceptance criteria, revenue is not recognized until we can demonstrate that the software or services can meet the acceptance criteria. If the software license arrangement obligates us to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

      Beginning in the fourth quarter of 1998, we began to sell our products and services to customers for large-scale applications and have continued to enter into similar transactions. In contrast to earlier periods in which our typical customer transaction involved a stand-alone software license and simple maintenance and support services, these transactions typically involve multiple software products and services for use by very large numbers of end users across network, intranet, web, wireless and voice communication channels, and sometimes incorporate elements from our Strategy.com network. In addition, these multiple element transactions often include significant implementation and other consulting work and may also include the provision of hosting services, in which we manage the operation of hosting the customer's specific e-commerce application. Customers often use our products and services in a variety of ways, including internal use, integration with their own products for resale to end users and creation of e-commerce applications. These arrangements typically lead to revenue recognition from multiple elements, including product license fees, product support fees and royalties based on advertising, e-commerce transactions or the resale of solutions that incorporate our software platform.

      These large, multiple element transactions typically involve more complex licensing and product support arrangements than the software licensing and maintenance and support arrangements that comprised the bulk of our revenues in earlier periods. Based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many of these large, multiple element contracts may not be recognized upon full execution and delivery of the software product as in the past, but instead is initially recorded as deferred revenue, with product revenue recognized using the percentage of completion method based on cost inputs or ratably over the entire term of the contract. If the arrangement includes acceptance criteria, revenue is not recognized until we can demonstrate that the software or services can meet the acceptance criteria. As a result of the size and complexity of these transactions, our results for any quarter may depend significantly on the types of customer transactions that we enter into during the quarter and on the mix of product licenses, support agreements, implementation work and other specific terms of each transaction, each of which may have a significant effect on the manner in which we recognize revenue from the transaction.

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

      We license our software through license transactions generated by our direct sales force and increasingly through or in conjunction with "channel partners," including value-added resellers, system integrators and original equipment manufacturers. Channel partners accounted for, directly or indirectly, approximately 44.4%, 39.2% and 33.6% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities. However, our efforts to continue to expand indirect sales may not be successful. We also intend to continue to expand our international operations and have committed, and continue to commit, significant management time and financial resources to developing direct and indirect international sales and support channels.

      We recently implemented a new multi-channel distribution strategy and product-pricing plan designed to expand our customer base, improve operating efficiency and decrease the length of sales cycles. The strategy includes the use of the web as a channel for distributing products where new and existing customers can test our software on a demonstration basis and configure, upgrade and order software directly online via a standard pricing model. In addition, we will now provide complimentary evaluation software for all potential customers and qualified partners.

      Recognizing the need to bring operating expenses in line with our revenue expectations, during the third quarter of 2000, we developed and implemented a restructuring plan that called for the elimination of 231 employees or approximately 10% of our workforce. We also rescinded approximately 230 offers of employment, reduced various company-sponsored events for employees, limited the use of external contractors and consultants and developed a plan to consolidate facilities. To implement these actions we made severance payments to employees, incurred costs for rescinded job offers, recognized expenses associated with stock grants from a principal shareholder and the acceleration of vesting provisions of stock options and recorded a liability for commitments related to company-sponsored events. These costs totaled $10.8 million and are reflected as restructuring and related charges in the accompanying consolidated statements of operations for the year ended December 31, 2000. We expect that annualized savings from these actions will approximate $25.0 million and will contribute to slowing the growth of our sales and marketing expenses and our general and administrative expenses. Substantially all restructuring costs and related charges had been paid as of December 31, 2000. The unpaid amount of $48,000 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

      Our operations and prospects have been and will be significantly affected by the developments relating to the revision of our 1999, 1998 and 1997 financial statements. We and certain of our officers and directors are defendants in a class action lawsuit alleging violations of various securities laws and certain of our officers and directors are defendants in a shareholder derivative lawsuit alleging that they breached their fiduciary duties related to our restated financial statements. In October 2000, we entered into agreements to settle the class action and shareholder derivative lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

Results of Operations

      The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                     Years ended December 31,
                                                     ------------------------
                                                     2000      1999      1998
                                                    -----     -----     -----
Statements of Operations Data
Revenues:
   Product licenses ..............................   45.6%     56.7%     64.5%
   Product support and other services ............   54.4      43.3      35.5
                                                    -----     -----     -----
     Total revenues ..............................  100.0     100.0     100.0
Cost of revenues:
   Product licenses ..............................    1.2       1.7       2.4
   Product support and other services ............   38.1      22.8      18.4
                                                    -----     -----     -----
     Total cost of revenues ......................   39.3      24.5      20.8
                                                    -----     -----     -----
Gross profit .....................................   60.7      75.5      79.2
Operating expenses:
   Sales and marketing ...........................   67.5      61.5      55.8
   Research and development ......................   27.4      18.5      12.7
   General and administrative ....................   26.2      16.1      13.3
   Amortization of intangible assets .............    7.9       0.3       0.1
   In-process research and development ...........     --       1.9        --
   Restructuring and related charges .............    4.8        --        --
                                                    -----     -----     -----
     Total operating expenses ....................  133.8      98.3      81.9
                                                    -----     -----     -----
Loss from operations .............................  (73.1)    (22.8)     (2.7)
Financing and other income (expenses):
   Interest income ...............................    1.6       1.4       1.1
   Interest expense ..............................     --      (0.1)     (0.8)
   Loss on investments ...........................   (4.2)       --        --
   Provision for litigation settlement ...........  (40.1)       --        --
   Minority interest .............................   (0.3)       --        --
   Other income (expense), net ...................     --        --        --
                                                    -----     -----     -----
     Total financing and other income
     (expenses) ..................................  (43.0)      1.3       0.3
                                                    -----     -----     -----
Loss before income taxes ......................... (116.1)    (21.5)     (2.4)
Provision for income taxes .......................    0.6       0.8        --
                                                    -----     -----     -----
Net loss ......................................... (116.7)%   (22.3)%    (2.4)%
                                                    =====     =====     =====
Preferred stock dividends ........................   (2.1)       --        --
Beneficial conversion feature ....................   (8.6)       --        --
                                                    -----     -----     -----
Net loss attributable to common stockholders ..... (127.4)%   (22.3)%    (2.4)%
                                                   ======     =====     =====

Comparison of 2000, 1999 and 1998

      Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $95.5 million in 1998 to $151.3 million in 1999, and to $223.9 million in 2000, resulting in annual revenue growth rates of 81.7% in 1998, 58.4% in 1999 and 48.0% in 2000. Total revenues may not continue to increase at the rates experienced in prior periods. Additionally, based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from many large, multiple element arrangements is recorded as deferred revenue, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs as the work progresses. If the arrangement includes acceptance criteria, revenue is not recognized until we can demonstrate that the software or service can meet the acceptance criteria. If the software license arrangement obligates us to the delivery of unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

      In 1999, we launched the Strategy.com Finance channel. In 2000, we launched the Strategy.com News and Weather channels, and in March 2001, we launched the Strategy.com Sports and Traffic channels. We did not recognize revenues related to Strategy.com until 2000, in which we recognized $8.7 million in network affiliate and subscription fees and other services. During 2000, approximately $5.0 million of Strategy.com revenues related to a customer from whom we do not expect to generate significant recurring revenue in the future. We expect to continue to generate revenues from OEM fees, network affiliation fees, subscription fees, hosting, transaction and other fees from Strategy.com services in the future.

      During 2000, we agreed to restructure our relationship with a significant customer, terminating the Strategy.com affiliation and joint research and development agreement and replacing it with a standard enterprise software license and maintenance agreement. While we had been providing services to the customer throughout the year, no revenue had been recognized in accordance with our revenue recognition accounting policies. In view of changes in the customer's internal information technology plans, we entered into an agreement with the customer in which we agreed to discontinue our development efforts and deliver all existing work product. Since we have no future obligations to this customer, all payments were made prior to the end of the year, and all other revenue recognition criteria were met, we recorded revenues of $9.8 million, with $4.4 million and $5.4 million recorded as product license and services revenue, respectively, and deferred an additional $1.2 million related to ongoing technical support obligations. Of the total $5.4 million recorded as services revenue, $5.0 million related to Strategy.com. We do not expect to generate significant recurring revenue from this customer in future periods.

      Product License Revenues. Product license revenues increased from $61.6 million in 1998 to $85.8 million in 1999, and to $102.1 million in 2000, resulting in annual growth rates of 73.7% in 1998, 39.2% in 1999 and 18.9% in 2000. The increase in product license revenues was due to increased customer acceptance of our recently released products and the growth of the business intelligence software market in general. Product license revenues were also positively affected by the restructuring of the customer relationship described above which resulted in $4.4 million of product license revenue. Although product revenues have increased each year, the rate of increase has declined. We believe this may be caused, in part, by concerns of potential new customers over our restatement of financial results and the related litigation during 2000. We believe the resolution of these matters may relieve these concerns. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years. Additionally, historic growth rates my not be sustainable or may decline due to the current economic climate in the first quarter of 2001 with respect to decreased corporate spending in information technology.

      Product Support and Other Services Revenues. Product support and other services revenues increased from $33.9 million in 1998 to $65.5 million in 1999, and to $121.9 million in 2000, resulting in a growth rate of 98.3% in 1998, 93.4% in 1999 and 86.2% in 2000. The increase in product support and other services revenues was primarily due to a continuing increase in large scale business intelligence applications which require significant implementation and other consulting work. As a result of expected fluctuations in product license revenues discussed above, we expect product support and other services revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

      International Revenues. International revenues are included in the amounts discussed above and are discussed separately in this paragraph. International revenues increased from $24.9 million in 1998 to $36.4 million in 1999, and to $55.8 million in 2000, resulting in a growth rate of 74.9% in 1998, 45.9% in 1999 and 53.5% in 2000. Growth in international product license revenues accounted for 45% of the total product license growth during 2000. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. International revenues also increased as a result of the recognition of $4.4 million of product license revenues from the non-recurring transaction with the significant customer that restructured its relationship with us. In addition, we opened new sales offices in Argentina, Switzerland, Mexico, Korea and Australia in 2000, in Brazil in 1999, in Canada and Italy in 1998 and in Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1998. As a percentage of total revenues, international revenues were 26.1% in 1998, 24.0% in 1999 and 24.9% in 2000. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

      Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues increased from $2.2 million in 1998 to $2.6 million in 1999, and to $2.7 million in 2000. As a percentage of product license revenues, however, cost of product license revenues decreased from 3.6% in 1998, to 3.0% in 1999 and to 2.7% in 2000. The decrease in cost of product license revenues as a percentage of product license revenues was due to economies of scale realized by producing larger volumes of product materials and decreased materials and shipping costs due to an increase in the percentage of customers reproducing product documentation at their sites. We anticipate that the cost of product license revenues may increase as product license revenues increase. In the event that we enter into additional royalty arrangements in the future, cost of product license revenues as a percentage of total product license revenues may increase.

      Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services revenues increased from $17.5 million in 1998 to $34.4 million in 1999, and to $85.2 million in 2000. As a percentage of product support and other services revenues, cost of product support and other services revenues was 51.8% in 1998, 52.6% in 1999 and 69.9% in 2000. The increase in cost of product support and other services revenues was primarily due to the increase in the number of personnel providing consulting, education and technical support to customers as a result of new product licenses sold associated with a continuing increase in large-scale business intelligence applications and complex Strategy.com deployments. The total cost of product support and other services revenues as a percentage of product support and other services revenues increased slightly in 1999 compared to 1998 due to the increased use of third parties to perform consulting services. The significant increase in total cost of product support and other services revenues as a percentage of product support and other services revenues ("services margin") in 2000 compared to 1999 was primarily attributable to the following a substantial increase in the use of third parties to perform consulting services, an increase in consulting services revenues as a percentage of total product support and other services revenues, which are at lower margins than other product support revenues, the agreement to restructure a large customer relationship which resulted in recognizing a significant amount of services revenue at no margin, excess capacity in consulting personnel, and excess capacity in the Strategy.com service infrastructure.

      We have increased our consulting, education and technical support staffing levels based on anticipated increases in revenues. To the extent our product support and other services revenues do not increase at anticipated rates, our services margin may not improve without lowering costs of product support and other services. To the extent that Strategy.com can maximize economies of scale and leverage off its relationship with MicroStrategy and existing infrastructure, we expect Strategy.com's cost of product support and other services as a percentage of its total product support and other services revenues will decrease. The cost, however, of providing hosting services and operating the Strategy.com network may become more significant as Strategy.com's customer base expands, further increasing the cost of product support and other services as a percentage of product support and other services revenues.

      Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $53.3 million in 1998 to $93.1 million in 1999, and to $151.1 million in 2000. As a percentage of total revenues, sales and marketing expenses were 55.8% in 1998, 61.5% in 1999 and 67.5% in 2000. The increase in sales and marketing expenses was primarily the result of increased staffing levels in the sales force prior to our restructuring in 2000, increased commissions earned, increased promotional activities and advertising, increased marketing efforts for Strategy.com and general marketing efforts. Prior to the restructuring, weighted average staffing levels for sales and marketing personnel had increased by approximately 59% in 2000 over 1999. Additionally, during the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. We intend to continue to market our MicroStrategy 7 software and other technology in our suite of products; however, we expect to reduce our overall advertising and marketing efforts going forward in order to better align our costs with anticipated revenues.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $12.1 million in 1998 to $28.0 million in 1999, and to $61.4 million in 2000. As a percentage of total revenues, research and development expenses increased from 12.7% in 1998 to 18.5% in 1999, and to 27.4% in 2000. The increase in research and development expenses was primarily due to hiring additional research and development personnel to continue development of Strategy.com channels, new products, product releases and business intelligence technology. Weighted average staffing levels of research and development personnel increased by approximately 59% in 2000 over 1999. During 2000, Strategy.com research and development costs represented 29% of total research and development costs. Research and development expenses may increase as we continue to invest in developing new products, applications and product enhancements for our existing platform business.

      General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside consulting, legal and other professional fees. General and administrative expenses increased from $12.7 million in 1998 to $24.4 million in 1999, and to $58.8 million in 2000. As a percentage of total revenues, general and administrative expenses were 13.3% in 1998, 16.1% in 1999, and 26.2% in 2000. The increase in general and administrative expenses was the result of increased staff levels, increased office occupancy costs, costs associated with the growth of our business and an increase in outside professional fees, specifically legal and other consultancy fees related to the recent litigation associated with our restatement of our financial statements and the related SEC investigation. We expect that general and administrative expenses may level-off or decrease in future periods in view of the settlement of the SEC inquiry, facilities consolidation, staff reductions and reductions in the use of external consultants.

      Amortization of Intangible Assets. We have recorded $81,000, $422,000 and $17.7 million in amortization expense for the years ended December 31, 1998, 1999 and 2000, respectively. We expect our rate of amortization expense to be substantially the same over the next two years, to the extent no additional intangible assets are acquired. The primary components of amortization of intangible assets are discussed below.

      In June 2000, we entered into an agreement with the controlling stockholder of a software integrator. The primary purpose of the agreement was to grant us the right to hire certain employees of the software integrator. In exchange, we issued 57,143 shares of Class A common stock to the controlling stockholder. We will issue up to $3.4 million in additional shares of Class A common stock over the next two years based on an agreed upon formula including revenue and attrition objectives. We have recorded $1.6 million related to the first installment as an intangible asset in the accompanying balance sheet. The first installment is being amortized over the estimated period of benefit of two years.

      Beginning in December 1999 and throughout 2000, we acquired the right to use certain Internet domain names for $3.2 million. We are amortizing these assets over their expected useful life of 3 years.

      In December 1999, in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR's Teracube project, we allocated $46.6 million of the $49.6 million purchase price to intangible assets. The intangible assets are being amortized over their useful lives, ranging from one to three years. As of December 31, 2000, $16.7 million of such amount had been amortized and $15.1 million and $14.8 million are expected to be amortized in 2001 and 2002, respectively.

      In January 1998, we recorded $1.1 million for acquired intangible assets representing the excess of the fair market value of the shares issued in exchange for the non-controlling interests in certain foreign subsidiaries. The intangible assets consist primarily of distribution channels, trade names and customer lists and are being amortized on a straight-line basis over their weighted average useful lives of approximately 14 years.

      In-process Research and Development. In December 1999, in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR's Teracube project, we allocated $2.8 million of the $49.6 million purchase price to in-process research and development. In estimating the fair value of the in-process research and development projects acquired, we considered, among other factors, the stage of development of the Teracube research and development projects at the time of the acquisition, projected estimated cash flows from those projects when completed and the percentage of the final products' cash flows that is attributed to our core technology and that was already developed by NCR. Associated risks include the inherent difficulties and uncertainties in completing Teracube and, thereby, achieving technological feasibility and risk related to the impact of potential changes in future technology.

      At the end of 1999, we estimated we would incur additional expenses of approximately $900,000 to complete development; however, due to expansion of project scope, we incurred expenses of $1.6 million during 2000 and intend to incur additional expenses in 2001 of approximately $700,000 in order to complete development. Remaining development efforts are focused on completing the development of certain sub-products of Teracube that will maximize efficiencies in the operation of our business intelligence and business intelligence products. Completion of these projects will be necessary before revenues are produced. Approximately 30% of the final products' estimated cash in-flows are attributable to the acquired Teracube technology. We used a discount rate of 35% when estimating the net present value of the projected incremental cash flows. We expect to begin deriving revenues in 2001 when certain MicroStrategy products that include the Teracube sub-products are expected to be generally available.

      Restructuring and related charges. In the third quarter of 2000, we announced a restructuring plan designed to better align costs with expected revenues and strengthen the financial performance of the business. The restructuring plan included a reduction of our workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of 230 new jobs for which candidates had not yet started with us. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, we plan to consolidate facilities located in the vicinity of our Northern Virginia headquarters. In addition, we are eliminating or reducing certain quarterly corporate events, including cancellation of our annual cruise. Finally, we are reducing expenditures on external consultants and contractors across all functional areas. We anticipate realizing annual savings of approximately $25.0 million as a result of these actions.

      In connection with this restructuring plan, we incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that are no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, our chairman of the board and chief executive officer, made grants of the Company's Class A common stock to terminated employees from his personal stock holdings. Since he is a principal shareholder of Microstrategy, his actions are deemed to be an action undertaken on behalf of Microstrategy for accounting purposes. Accordingly, we recognized an expense and a capital contribution by Mr. Saylor for approximately $3.0 million, which represents the fair value of the stock on the date of grant. We also recognized a liability related to our commitments associated with the 2000 annual cruise for employees that was canceled.

      The following table sets forth a summary of these restructuring costs and related charges (in thousands):

Severance and rescinded employment offers..................       $2,854
Stock grant and applicable payroll taxes...................        3,192
Compensation expense on accelerated stock options..........        1,483
Elimination of corporate events............................        2,838
Write-off of impaired assets...............................          360
Accrual for professional fees..............................          108
                                                                 -------
Total restructuring costs and related charges..............      $10,835
                                                                 =======

      Included in the $10.8 million restructuring charge are approximately $6.2 million of cash costs and $4.6 million in non-cash related costs. No events or circumstances occurred subsequent to the announcement of the restructuring plan requiring significant changes to management's original estimates. Substantially all restructuring costs and related charges had been paid as of December 31, 2000. If we are unable to reduce our costs more in line with revenues and strengthen the financial performance of our business, we may need to further adjust our cost structure through the execution of additional restructuring plans.

      Loss on investments. In December 1999, we received 824,742 shares of Xchange, Inc., formerly Exchange Applications, Inc., stock valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. We sold all of our economic interest in these shares for a net realized gain of $1.5 million during the first two quarters of 2000.

      During 2000, we received an additional 805,800 shares of Xchange's stock, valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of their stock, the timing and amount of future recovery, if any, in the value of this asset is uncertain and we do not consider the decline in value to be temporary. Accordingly, we have written down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

      Provision for litigation settlement. We and certain of our officers and directors are defendants in a private securities class action lawsuit alleging that we have violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that we had made with respect to our 1999, 1998 and 1997 financial results. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results for 1999, 1998 and 1997. In October 2000, we entered into agreements to settle these lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

      Under the class action settlement agreement, class members will receive:
1) five-year unsecured promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 550,000 shares of our Class A common stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share so that the minimum value of the shares is $16.5 million; and 3) warrants issued by the Company to purchase 1.9 million shares of our Class A common stock at an exercise price between $40 and $50 per share, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, with the warrants expiring five years from the date they are issued.

      We will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of our Class A common stock at a conversion price equal to 80% of the dollar weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The warrants may be exercised for cash or by tendering promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

      Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, we separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and recorded an estimated charge of $89.7 million for the cost of the litigation settlement, net of insurance proceeds of approximately $13.0 million.

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

      Minority Interest. During the year ended December 31, 2000, we accreted dividends of $713,000 on the preferred stock of Strategy.com.

      Deferred Compensation Expense. During 1998, we granted options to purchase 3,753,380 shares of Class A common stock, of which options to purchase 1,071,670 shares of Class A common stock were granted at exercise prices below fair market value. We are amortizing $1.4 million of compensation expense related to these options ratably over the five-year vesting period. In 2000, 1999 and 1998, compensation expense was $271,000, $269,000 and $186,000, respectively. We will record additional compensation expense of $270,000 in each year beginning 2001 through 2002, and $84,000 in 2003, if all of the related options vest.

      Provision for Income Taxes. In 2000, 1999 and 1998, we recorded income tax expense of $1.4 million, $1.2 million and $0, respectively, primarily related to foreign jurisdictions where we are profitable. Prior to our initial public offering, we had elected to be treated as a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, our income was allocated to our individual stockholders rather than to us. Accordingly, no federal or state income taxes have been provided for in the financial statements, prior to June 1998 when we converted to a C corporation. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions.

      Preferred Stock Dividends. During 2000, we recorded preferred stock dividends of $4.7 million on our Series A redeemable convertible preferred stock. For the year ended December 31, 2000, we paid dividends of $4.1 million through the issuance of 359,125 shares of Class A common stock in lieu of cash and had accrued dividends of $599,000 as of December 31, 2000 which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. All accrued dividends were paid subsequent to December 31, 2000 through the issuance of 63,146 shares of Class A common stock in lieu of cash.

      Beneficial Conversion Feature. During the second quarter of 2000, we recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A redeemable convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. If the conversion price is adjusted based upon certain contingent events as specified in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock, an additional charge per share of outstanding preferred stock may be recorded in the future.

Deferred Revenue

      Deferred revenue represents product support and other services fees that are collected in advance for product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Deferred revenue also includes product license and product support and other services fees relating to arrangements which required implementation-related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Aggregate deferred revenue was $81.6 million as of December 31, 2000 compared to $71.3 million as of December 31, 1999. The increase in deferred revenue is primarily attributable to a few large contracts with customers that involved multiple elements, including software products, product support and other services, hosting services and

Strategy.com services and for which our revenue recognition policy requires that the revenues be recognized on a percentage of completion basis or recognized over the entire term of the contract or the hosting period, as applicable. We expect to recognize approximately $50.3 million of this deferred revenue in 2001; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

Liquidity and Capital Resources

      On December 31, 2000 and 1999, we had $94.7 million and $68.4 million, of cash, cash equivalents, and short-term investments, respectively, of which $25.9 million is restricted cash as of December 31, 2000. The restrictions on this cash were removed in February 2001.

      Cash used in operations was $87.8 million for 2000 and cash provided by operations was $89,000 for 1999. The increase in cash used in operations from 1999 to 2000 was primarily attributable to a substantial increase in sales and marketing, and other operating expenses, which increased at a significantly greater rate than revenues. However, during the latter part of the year, we took several actions to curtail our operating expenses including a reduction in headcount and discontinuation of various company sponsored events. We have also implemented actions to reduce the use of outside consultants and contractors and other sales and marketing expenses. These actions were taken to achieve our goal of making our business other than Strategy.com breakeven on an operating basis by the end of 2001, excluding amortization, preferred dividends and other non-operating expenses.

      Cash used in investing activities was $37.7 million and $43.2 million for 2000 and 1999, respectively. In December 1999, we received 824,742 shares of Xchange stock, valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and application development. We sold all of our economic interest in the shares we received in December 1999 for a total net realized gain of $1.5 million. The decrease in cash used in investing activities from 1999 to 2000 reflected the sale of these shares and other short-term investments primarily offset by the increase in restricted cash, capital expenditures related to the acquisition of computer and office equipment required to support expansion of our operations and building of infrastructure to support Strategy.com. During the third quarter of 2000, we invested $5.0 million in exchange for an approximate 5% interest in a voice portal technology company.

      Our financing activities provided cash of $167.8 million and $42.2 million for 2000 and 1999, respectively. In June 2000, we issued 12,500 shares of our Series A redeemable convertible preferred stock in a private placement to institutional investors for cash proceeds of $119.6 million, net of offering costs. Dividends are payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The preferred stock is currently convertible into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates, including the first and each subsequent anniversary of the initial issuance date, depending upon the trading price of the Class A common stock and an agreed upon formula. The preferred stock is also redeemable upon certain triggering events such as suspension from trading or failure of our Class A common stock to be listed on the Nasdaq National Market for a period of five consecutive trading days and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. As of December 31, 2000, none of these triggering events have occurred.

      We also recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A redeemable convertible preferred stock equal to the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. If the conversion price is adjusted based upon certain contingent events as specified in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock, such as the failure to maintain the effectiveness of the related registration statement and issuance of certain equity securities, an additional charge per share of outstanding preferred stock may be recorded in the future.

      Additionally, in accordance with the terms of the agreements relating to the issuance of Series A redeemable convertible preferred stock, under certain circumstances, we may be required to pay substantial penalties to a holder of the preferred stock. Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law. In the third quarter of 2000, we incurred $578,000 in penalties as a result of a 14-day delay in the filing of a registration statement registering the shares of Class A common stock issuable upon conversion of and in lieu of dividends on the Series A redeemable convertible preferred stock.

      During the year ended December 31, 2000, we paid dividends of $4.1 million through the issuance of 359,125 shares of Class A common stock in lieu of cash. As of December 31, 2000, we had recorded unpaid accrued dividends of $599,000. All accrued dividends were paid subsequent to December 31, 2000 through the issuance of 63,146 shares of Class A common stock in lieu of cash.

      In October 2000, we issued 13,401,253 shares of convertible preferred stock of Strategy.com to a group of institutional and accredited investors for cash proceeds of $39.8 million, net of offering costs, in an initial closing. In January 2001, we issued an additional 3,134,796 million shares for $10.0 million, in a second and final closing. The preferred stock is convertible into Class A common stock of Strategy.com on a one-for-one basis based upon the occurrence of certain specified events. The total proceeds of $49.8 million, net of offering costs, will be used to fund ongoing operations of our Strategy.com subsidiary. Microstrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis.

      As part of the class action litigation settlement agreement, in addition to issuing Class A common stock, we expect to issue five-year unsecured promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year and warrants to purchase 1.9 million shares of Class A common stock at an exercise price between $40 and $50 per share, with the warrants expiring five years from the date they are issued. In connection with this arrangement, we expect to pay approximately $6.0 million per year in interest charges commencing upon the settlement hearing date which has been scheduled for April 2, 2000.

      As of December 31, 2000, we had $12.1 million in future minimum lease commitments for computer software and equipment. Additionally, in November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of December 31, 2000. The lease bears interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0%. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are unable to draw down additional amounts under the lease agreement.

      The principal source of cash from financing activities during 1999 was from the sale of 3,170,000 shares of Class A common stock in which we raised $40.1 million, net of offering costs.

      In March 1999, we entered into a line of credit agreement with a commercial bank, which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, we entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The modified line of credit accrued interest at LIBOR plus 1.75%, included a 0.2% unused line of credit fee, and required monthly payments of interest. As of December 31, 2000, after consideration of outstanding letters of credit, we had $18.7 million of borrowing capacity under this credit line. As of December 31, 2000, the line of credit was secured by $25.9 million of cash and cash equivalents, which is classified as restricted cash in the accompanying consolidated balance sheets. The cash was restricted through February 2001, at which time the agreement was terminated upon the closing of the credit facility agreement described below.

      On February 9, 2001, we entered into a loan and security agreement which provides for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes (the "Credit

Facility"). The Credit Facility consists of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to certain borrowing base limitations, as defined in the agreement. The Credit Facility, which matures in February 2004, is collateralized by substantially all of our assets and replaces the previous line of credit agreement. On February 9, 2001, we borrowed $10.0 million under the term loan. Currently, we have $1 million of borrowing capacity under the $20 million revolving line of credit. The remaining $19 million under the revolving line of credit is expected to be available for future drawdowns upon completion of specified reporting requirements and other events defined in the agreement and subject to borrowing base limitations.

      At our option, borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR plus 3.25% or 3.75% or at a variable rate equal to the prime rate plus 1.50% or 2.00%, depending on the outstanding balance. The Credit Facility also includes a 1.50% unused letter of credit fee and requires monthly payments of interest and other fees beginning on the first day of the month following the execution of the agreement. Borrowings under the term loan are based upon certain levels of maintenance revenue and bear interest at a variable rate equal to the prime rate plus 3.00%. In addition to the interest and other fees on borrowings under the Credit Facility, the lender has been granted warrants to purchase 50,000 shares of our Class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein. Under the terms of the Credit Facility, we are required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, limitations on capital expenditures ($11.2 million in 2001, $14.4 million in 2002 and $21.0 million in 2003), minimizing the ability to invest further in subsidiaries, and limitations on incurring additional indebtedness.

      We have grown significantly in 2000 and prior years in anticipation of high revenue growth. We have recently taken actions to realign our cost structure to better match our expected revenue growth by reducing our workforce, limiting discretionary operating expenses and reducing capital expenditures. If revenues do not grow at anticipated rates, and we are not able to promptly adjust our cost structure, we will need to take further measures to reduce costs or will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary, or by obtaining other financing facilities to support our current cost structure. Financing facilities may not be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the new credit facility agreement entered into in February 2001 will meet our working capital requirements and anticipated capital expenditures for the next 12 months.

Recent Accounting Standards

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We have not entered into any material derivative contracts and do not have near term plans to enter into such contracts. Accordingly, the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on our financial position or results of operations.

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

      o     the length of our sales cycles;

      o     changes in our operating expenses;

      o     personnel changes;

      o     our success in adding to our indirect distribution channels;

      o utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

      o     changes in foreign currency exchange rates; and

      o seasonal factors, such as our traditionally lower pace of new sales in the summer.

      Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends. Many of our expenses, particularly personnel costs and rent, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues

      To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products and/or services. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer's own budget and purchasing priorities may change.

      Even after an order is placed, the time it takes to deploy our products and complete consulting engagements varies widely from one customer to the next. Implementing our product can sometimes last several months, depending on the customer's needs and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

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

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

      Our deferred revenue was $81.6 million as of December 31, 2000. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

      We may require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary or by obtaining other financing facilities to support our operations, as we expect to incur operating losses through at least the third quarter of 2001 and possibly longer. Obtaining additional financing will be subject to a number of factors, including:

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

We face litigation that could have a material adverse effect on our business, financial condition and results of operations

      We and certain of our directors and executive officers are named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit relating to the restatement of our 1999, 1998 and 1997 financial results. Although we have entered into agreements to settle such lawsuits, the settlements are subject to court approval and certain other conditions. If the agreed upon settlements are not consummated, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and that such actions may cause a diversion of management time and attention.

The issuance of Class A common stock as part of the proposed settlement of class action litigation and the exercise of warrants or conversion of notes issued as part of the litigation settlement could result in a substantial number of additional shares of Class A common stock being issued

      The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue shares of common stock with a market value of $16.5 million, but not less than 550,000 shares. Based on the closing price of our Class A common stock on March 1, 2001, we and certain of our executive officers would be obligated to issue approximately 1,872,340 shares of Class A common stock to the class members as part of the settlement. In addition, the settlement agreements require the issuance of warrants to purchase 1,900,000 shares of common stock and promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time to convert the notes into a number of shares of Class A common stock equal to the principal amount of the notes being converted divided by 80% of the weighted average trading price of the Class A common stock over a 10 day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of Class A common stock being issued. For example, if the conversion of notes were based on the weighted average trading price of the Class A common stock during the 10 days ending March 1, 2001, we would be obligated to issue 10,363,690 shares of Class A common stock if we elected to convert the notes. The issuance of a substantial number of shares of Class A common stock as part of the litigation settlement and future exercises or conversions of securities issued in the litigation settlement may result in substantial dilution to the interests of holders of Class A common stock and may result in downward pressure on the price of our Class A common stock.

Shares in our public offerings may have been offered and sold in violation of the Securities Act and purchasers in one or more of these offerings may have claims that could result in a substantial amount of damages

      The Company and selling shareholders sold an aggregate 9,200,000 shares of our Class A common stock in our initial public offering on June 16, 1998 at a price (adjusted for a 2 for 1 stock split in January 2000) per share of $6.00 for an aggregate purchase price of $55.2 million and 4,000,000 shares of our Class A common stock at a price (adjusted for a 2 for 1 stock split in January
2000) per share of $13.50 in an additional public offering on February 10, 1999 for an aggregate purchase price of $54.0 million. The shares were sold pursuant to prospectuses that contained financial statements that we subsequently revised. The inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offering and sale of these shares may constitute a violation of the Securities Act.

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

We are currently unable to borrow additional amounts under our master equipment lease agreement

      We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of December 31, 2000. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

      The markets for business intelligence software, customer relationship management applications, portals and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products and those of Strategy.com.

      MicroStrategy's most direct competitors provide:

      o     business intelligence software;

      o     OLAP tools;

      o     query and reporting tools;

      o     web-based static reporting tools;

      o     information delivery and proactive reporting;

      o     analytical customer relationship management products;

      o     web traffic analysis applications; and

      o     marketing automation.

      Each of these markets are discussed more fully below.

      Business Intelligence Software. Makers of business intelligence software provides business intelligence capabilities designed for integration, customization and application development. Leading analyst firms classify companies such as Microsoft, Oracle, Hyperion, SAP and SAS to be leading providers of business intelligence software.

      OLAP Tools. Companies that build software to perform OLAP provide offerings competitive with the core MicroStrategy 7 platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Microsoft, Hyperion, Brio, IBM, Seagate and Microsoft.

      Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited `drilling' is also provided. Companies who produce query and reporting tools include Business Objects, Cognos, Oracle, Seagate, and Brio.

      Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end-user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Seagate, Microsoft, Computer Associates and SAS.

      Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has this technology integrated into its core platforms. Vendors of such technology include Actuate, nQuire, Information Builders and Business Objects.

      Analytical Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as Broadbase, BroadVision, E.piphany, Vignette, compete with our analytical customer relationship management applications. In contrast with providers of operational customer relationship management vendors, such as Vantive and Oracle, analytical customer relationship management deals more with customer segmentation, analysis and interaction as opposed to infrastructure and call centers.

      Web Traffic Analysis Applications. Reporting and analysis tools can be specialized to deal specifically with the analysis of visitors to a company's website. Typically this involves extracting data from a web-log file and importing it into a usable format, often in a relational database. A set of analysis, sometimes customer-centric in nature, is performed, and limited ad-hoc reporting is permitted. Advanced applications in this space merge data from the web-logs with other customer centric attributes to help provide a complete view of the customer base. Vendors in this space include Accrue, Net.Genesis and WebTrends.

      Marketing Automation. Applications focused on the automation and execution of marketing tasks, such as campaign management and delivery, compete with our customer relationship management applications and our Narrowcast Server platform. Leading vendors in this space include E.piphany, Xchange, Chordiant and Broadbase.

      Strategy.com's most direct competitors provide:

      o     web portal and information networks;

      o     vertical internet portals and information networks; and,

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

      Wireless Communications and Wireless Access Protocol Enabled Products. Wireless communications providers, such as AT&T, Sprint, MCI WorldCom, Nextel Communications, British Telecom, Deutsche Telekom, PageNet, Nokia, Ericsson, 3COM and Palm offer a variety of mobile phones and wireless devices over which Strategy.com delivers information. These companies may develop in-house information services or partner with other companies to deliver information that is competitive to that offered by Strategy.com.

      Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse affect on our business, operating results and financial condition.

      Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could harm our ability to obtain maintenance revenues for new and existing product licenses on favorable terms.

We have expanded our business rapidly and our failure to manage this expansion effectively, as well as the strain it places on our resources, could have a material adverse effect on our business, operating results and financial condition

      We have expanded rapidly. Our total number of employees has grown from 907 on December 31, 1998 to 1,899 on December 31, 2000. This expansion has placed significant demands on our administrative, operational, financial and personnel resources and is expected to continue doing so. In particular, our expansion into international markets has led to increased financial and administrative demands. For example, managing relationships with new foreign partners require additional administrative burdens and managing foreign currency risks requires expanded treasury functions. We may also need to expand our support organization to develop our indirect distribution channels in new and expanded markets and to accommodate growth in our installed customer base.

      In addition, the development of the Strategy.com network could divert the time and attention of our senior management from our other business. Michael J. Saylor, our chairman and chief executive officer, currently is responsible for the strategic planning and direction of both our MicroStrategy software business and the Strategy.com business. If Mr. Saylor does not effectively manage his time and attention between these businesses, it could materially adversely affect our business, operating results and financial condition.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

      Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our chairman and chief executive officer, and Sanju K. Bansal, our vice chairman, executive vice president and chief operating officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

      The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our MicroStrategy applications. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows NT operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT operating system. We cannot market many of our current business intelligence applications to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost-effective basis, if at all.

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

      Our business, and in particular the Strategy.com network, depends upon our receiving detailed personal information about subscribers in order to provide them with the services they select. Privacy concerns may cause some potential subscribers to forego subscribing to our service. If new laws or regulations prohibit us from using information in the ways that we currently do or plan to do, or if users opt out of making their personal preferences and information available to us and Strategy.com affiliates, the utility of our products will decrease, which could have a material adverse effect on our business, operating results and financial condition. If our customers, our network or Strategy.com affiliates misuse personal information, our legal liability may be increased and our growth may be limited.

      The Federal Trade Commission has recently launched investigations of the data collection practices of various Internet companies. In addition, numerous individuals and privacy groups have filed lawsuits or administrative complaints against other companies asserting that they were harmed by the misuse of their personal information. If comparable legal proceedings were commenced against us, regardless of the merits of the claim, we could be required to spend significant amounts on legal defense and our senior management's time and attention could be diverted from our business. In addition, demand for our products could be reduced if companies are not permitted to use clickstream data derived from their websites. This could materially and adversely affect our business, operating results and financial condition.

      In Europe, the European Union Directive on Data Protection requires member countries to implement legislation that prohibits any European entity from sharing personal data collected from EU persons with entities in any country that is not deemed to have adequate data protection laws. Currently, the United States' data protection laws are not deemed to be adequate, and some data transfers from European entities to us may be prohibited unless explicit consent is obtained from EU data subjects, we agree to specified contractual privacy safeguards that are approved by EU authorities, or we comply with the requirements of the so-called Safe Harbor program between the United States and the EU. It may not be feasible for us to obtain the required consent or to make the necessary contractual commitments. Currently, we have not sought to be certified under the Safe Harbor program, and our data collection and handling practices may not qualify under this program. Although enforcement of EU data protection laws against U.S. companies is currently subject to a standstill, this standstill will expire in June 2001, and some countries, including France, are currently attempting to enforce data protection laws with respect to data exports to the United States, notwithstanding the existence of the standstill.

Our business may suffer if either the Internet infrastructure or the wireless communication infrastructure is unable to effectively support the growth in demand placed upon it

      The Strategy.com network and our other products depend increasingly upon the Internet infrastructure and wireless communications infrastructures to collect information and deliver information to customers. These infrastructures may not continue to effectively support the capacity, speed and security demands placed upon them as they continue to experience increased numbers of users, frequency of use and increased requirements for data transmission by users. Even if the necessary infrastructure or technologies are developed, we may incur considerable costs to adapt our solutions accordingly. Furthermore, the Internet has experienced a variety of outages and other delays due to damage to portions of its infrastructure or attacks by hackers. These outages and delays could impact the websites using our products or hosting the Strategy.com network and could materially affect our business, operating results and financial condition.

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

Our relationship with Strategy.com could create the potential for conflicts of interest

      We hold an approximately 84% economic interest in the equity of Strategy.com. Conflicts may arise between us and other investors in Strategy.com, including: the allocation of business opportunities, the sharing of rights, technologies, facilities, personnel and other resources, and the fiduciary duties owed by officers, directors and other personnel who provide services to both us and Strategy.com.

Strategy.com has only recently introduced its network and it is uncertain whether it will achieve widespread acceptance

      Strategy.com has implemented the finance, news, weather, sports and traffic channels of its network. Strategy.com may introduce additional channels as part of our suite of information and we could be subject to delays or difficulties in this commercial introduction. We expect that a portion of our future revenue will depend on fees from subscribers for the use of the Strategy.com network service, from products and services offered through this network, and from royalties from Strategy.com affiliates who bundle the Strategy.com network with their own product and service offerings. If this service, or the products and services offered through it, fails to achieve widespread customer acceptance, our business, operating results and financial condition would be materially adversely affected. In addition, revenue from Strategy.com would be adversely affected if Strategy.com affiliates do not perceive that the integration of the Strategy.com network with their product and service offerings will increase demand for their products and services or will otherwise be able to generate a sufficient return on their investment in the use of our network.

Strategy.com is expected to incur significant losses for the foreseeable future and will require additional external financing

      Strategy.com is expected to incur significant losses for the foreseeable future and will require additional external financing to support its operations and it may be difficult to obtain addition financing on acceptable terms. If Strategy.com is unable to raise capital to fund its operations, our business and spending results could be materially and adversely affected.

Strategy.com relies on Strategy.com affiliates to market and deliver Strategy.com services to their customers and if Strategy.com is unable to enter into arrangements with a sufficient number of Strategy.com affiliates, or if Strategy.com affiliates are unable to interest their customers in Strategy.com services or have difficulty in delivering those service to their customers, our business and reputation will suffer

      Strategy.com relies on Strategy.com affiliates to market and deliverStrategy.com services to their customers. Strategy.com may not attract Strategy.com affiliates who will market its services effectively and deliver services reliably to customers. If Strategy.com affiliates fail to deliver services reliably, Strategy.com could face liability claims from its subscribers and our reputation could be damaged. Strategy.com includes contractual provisions limiting its liability to the subscriber for failures and delays, but these limits may not be enforceable and may not be sufficient to shield Strategy.com from liability. Strategy.com will seek to obtain liability insurance to cover problems of this sort, but insurance may not be available and the amounts of its coverage may not be sufficient to cover all potential claims

      Our ability to achieve revenue growth in the future will depend in part on Strategy.com's success in recruiting and maintaining successful relationships with Strategy.com affiliates and the performance of the systems deployed and maintained by Strategy.com affiliates which Strategy.com does not control. If

Strategy.com is unable to recruit Strategy.com affiliates or maintain its relationships with Strategy.com affiliates, or if Strategy.com affiliates perform poorly in the delivery of Strategy.com services to customers, our business, operating results and financial condition will suffer.

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

      We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of March 1, 2001, holders of our Class B common stock owned or controlled 51,165,624 shares of Class B common stock, or 94.4% of the total voting power. Michael J. Saylor, our chairman and chief executive officer, controlled 3,550,155 shares of Class A common stock and 39,657,110 shares of Class B common stock, or 73.8% of total voting power, as of March 1, 2001. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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

The conversion of the Series A redeemable convertible preferred shares could result in substantial numbers of additional shares of Class A common stock being issued if our market price declines during periods in which the conversion price of the Series A redeemable convertible preferred shares may adjust

      As of December 31, 2000, the Series A redeemable convertible preferred shares are convertible into Class A common stock at a conversion price equal to $33.3854 per share. This conversion price may be adjusted based on the market price of our Class A common stock if the preferred stock remains outstanding on June 19, 2001 and on each subsequent anniversary of such date, if such adjustment would result in a lower conversion price. The conversion price may also be adjusted upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which these shares relate and the issuance of certain equity securities. As a result, the lower the price of our Class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment. For example, the number of shares of Class A common stock that we would be required to issue upon conversion of all 12,500 Series A redeemable convertible preferred shares, excluding shares issued as accrued dividends, would increase from approximately 3,744,152 shares, based on the applicable conversion price of $33.3854 per share as of December 31, 2000, to approximately:

      o     4,992,212 shares if the applicable conversion price decreased 25%;

      o     7,488,303 shares if the applicable conversion price decreased 50%;

      o     14,976,516 shares if the applicable conversion price decreased 75%;
            or

      o 37,441,516 shares if the applicable conversion price decreased by 90%.

For example, if the Series A redeemable convertible preferred stock conversion price were adjusted to a conversion price of $8.8125 per share (the closing price of our Class A common stock on March 1, 2001) we would be required to issue 14,184,397 shares of Class A common stock upon conversion of all 12,500 Series A preferred shares.

      To the extent the Series A redeemable convertible preferred shares are converted or dividends on the Series A preferred shares are paid in shares of Class A common stock rather than cash, a significant number of shares of Class A common stock may be sold into the market, which could decrease the price of our Class A common stock and encourage short sales. Short sales could place further downward pressure on the price of our Class A common stock. In that case, we could be required to issue an increasingly greater number of shares of our Class A common stock upon future conversions of the Series A redeemable convertible preferred shares as a result of the annual and other adjustments described above, sales of which could further depress the price of our Class A common stock.

      The conversion of and the payment of dividends in shares of Class A common stock in lieu of cash on the Series A redeemable convertible preferred shares may result in substantial dilution to the interests of other holders of our Class A common stock. No selling stockholder may convert its Series A redeemable convertible preferred shares if upon such conversion the selling stockholder together with its affiliates would have acquired a number of shares of Class A common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of Class A common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding Class A common stock, excluding for purposes of such determination shares of Class A common stock issuable upon conversion of Series A preferred shares which have not been converted. Nevertheless, a selling stockholder may still sell a substantial number of shares in the market. By periodically selling shares into the market, an individual selling stockholder could eventually sell more than 9.99% of our outstanding Class A common stock while never holding more than 9.99% at any specific time.

We may be required to pay substantial penalties to the holders of the Series A redeemable convertible preferred shares if specific events occur

      In accordance with the terms of the agreements relating to the issuance of the Series A redeemable convertible preferred shares, we are required to pay substantial penalties to a holder of the Series A preferred shares under specified circumstances, including, among others:

      o nonpayment of dividends on the Series A redeemable convertible preferred shares in a timely manner;

      o failure to deliver shares of our Class A common stock upon conversion of the Series A redeemable convertible preferred shares after a proper request;

      o nonpayment of the redemption price at maturity of the Series A redeemable convertible preferred shares;

      o failure to hold a meeting of our stockholders on or before July 31, 2001 to approve the issuance of the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A redeemable convertible preferred shares; or

      o the unavailability of the registration statement relating to the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the Series A redeemable convertible preferred shares to cover the resale of such shares for more than brief intervals.

      Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law. In the third quarter of 2000, we incurred $578,000 in penalties as a result of a 14 day delay in the filing of a registration statement registering the shares of Class A common stock issuable upon conversion of and in lieu of dividends on the Series A redeemable convertible preferred shares.

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

      In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, the years ended December 31, 2000, 1999 and 1998, channel partners accounted for, directly or indirectly, approximately 44.4%, 39.2% and 33.6% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

Third party providers of information and services for Strategy.com services may fail to provide us such information and services or may also provide such information and services to our competitors

      Strategy.com relies on third parties to provide information and services for the Strategy.com network. For example, Strategy.com relies on Thomson Financial to provide users of Strategy.com financial information services with stock quote information. If one or more of these providers were to stop working with Strategy.com, Strategy.com would have to rely on other parties to provide the information and services it needs. Other parties may not be willing to do so on reasonable terms. Furthermore, Strategy.com does not have long-term agreements with its providers of information and services and cannot restrict them from providing similar information and services to its competitors. As a result, Strategy.com's competitors may be able to duplicate some of the information and services that it provides and may, therefore, find it easier to enter the market for personal intelligence and compete with Strategy.com.

Strategy.com affiliates will rely on Strategy.com to maintain the infrastructure of the network and any problems with that infrastructure could expose Strategy.com to liability from its Strategy.com affiliates and their customers

      Strategy.com affiliates depend on Strategy.com to maintain the software and hardware infrastructure of the Strategy.com network. If this infrastructure fails or Strategy.com affiliates or their customers otherwise experience difficulties or delays in accessing the network, Strategy.com could face liability claims from them. Strategy.com expects to include contractual provisions limiting its liability to its Strategy.com affiliates for system failures and delays, but these limits may not be enforceable and may not be sufficient to shield Strategy.com from liability. Strategy.com will seek to obtain liability insurance to cover problems of this sort, but insurance may not be available and the amounts of its coverage may not be sufficient to cover all potential claims.

Strategy.com is vulnerable to system failures, which could cause interruptions or disruptions in its service

      The hardware infrastructure on which the Strategy.com system operates is located at the Exodus Communications data center in Northern Virginia. Strategy.com may not be able to manage this relationship successfully to mitigate any risks associated with having its hardware infrastructure maintained by Exodus. Unexpected events such as natural disasters, power losses and vandalism could damage its systems. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of its systems. Insurance policies may not provide adequate compensation for any losses that may occur due to any damages or interruptions in its systems. Accordingly, we may need to make capital expenditures in the event of damage. Strategy.com does not currently have a formal disaster recovery plan. Periodically, Strategy.com experiences unscheduled system downtime that results in its website being inaccessible to subscribers. Although Strategy.com has not suffered material losses during these downtimes to date, if these problems persist in the future, users, Strategy.com affiliates and advertisers could lose confidence in Strategy.com services.

System capacity constraints may diminish our ability to generate revenues from Strategy.com

      A substantial increase in the use of the products and services offered by Strategy.com could strain the capacity of its systems, which could lead to slower response time or system failures. System failures or slowdowns could adversely affect the speed and responsiveness of the Strategy.com network. These would diminish the experience for Stategy.com subscribers and affect our reputation. The ability of Stategy.com systems to manage a significantly increased volume of transactions in a production environment is unknown. As a result, Stategy.com faces risks related to its ability to scale up to expected transaction levels while maintaining satisfactory performance. If Strategy.com transaction volume increases significantly, it may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds. The availability of these products and related services may be limited or their cost may be significant.

We have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights

       We rely primarily on a combination of copyright, patent, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

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

      In late March 2001, NCR Corporation asked us to consider licensing certain technology which NCR alleges is covered under patents that they hold. NCR has implied that if we are unwilling to license this technology they may seek to enforce their patents against us. We have not yet had an opportunity to fully review these matters. In the event NCR seeks to enforce any of these patents and if such patents are found to be valid and enforceable against MicroStrategy, our business, operating results and financial condition may be materially adversely affected. We are not currently able to estimate the potential range of loss and the outcome of the uncertainty is unknown. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

      International sales accounted for 24.9%, 24.0% and 26.1% of our total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Our international operations require significant management attention and financial resources.

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

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

      Software products as complex as ours may contain errors or defects, especially when first or subsequent versions are released. Although we test our products extensively, we have in the past discovered software errors in new products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

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

      o any change in the actual or expected amount of dilution attributable to issuances of additional shares of Class A common stock upon conversion of the Series A redeemable convertible preferred stock or as a result of the litigation settlement; or

      o     other events or factors.

      Many of the above factors are beyond our control.

      The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market price of many software companies, often without regard to their operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not have material derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2000, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

      We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2000, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements, together with the related notes and the report of independent accountants, are set forth on the pages indicated in
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRTANT

      Our executive officers and directors and their ages and positions as of March 1, 2001 are as follows:

           Name                 Age                   Title
  -------------------------     --- -------------------------------------------
Michael J. Saylor............   36  Chairman and Chief Executive Officer
Sanju K. Bansal..............   35  Vice Chairman, Executive Vice President &
                                        Chief Operating Officer
Eric F. Brown................   35  President and Chief Financial Officer
Jonathan F. Klein............   34  Vice President, Law and General Counsel
Stephen S. Trundle...........   32  Vice President, Technology and Chief
                                        Technology Officer
Frank A. Ingari (1)(2).......   51  Director
Jonathan J. Ledecky..........   43  Director
John W. Sidgmore.............   49  Director
Ralph S. Terkowitz (1)(2)....   50  Director

----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

      Set forth below is certain information regarding the professional experience of each of the above-named persons.

      Michael J. Saylor has served as chief executive officer and chairman of the board of directors since founding MicroStrategy in November 1989, and as president from November 1989 to November 2000. Prior to that, Mr. Saylor was employed by E.I. du Pont de Nemours & Company as a Venture Manager from 1988 to 1989 and by Federal Group, Inc. as a consultant from 1987 to 1988. Mr. Saylor received an S.B. in Aeronautics and Astronautics and an S.B. in Science, Technology and Society from the Massachusetts Institute of Technology.

      Sanju K. Bansal has served as executive vice president and chief operating officer since 1993 and was previously vice president, consulting since joining MicroStrategy in 1990. He has been a member of the board of directors of MicroStrategy since September 1997 and has served as vice chairman since November 2000. Prior to joining MicroStrategy, Mr. Bansal was a consultant at Booz Allen & Hamilton, a worldwide technical and management-consulting firm, from 1987 to 1990. Mr. Bansal received an S.B. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Computer Science from The Johns Hopkins University.

      Eric F. Brown has served as president and chief financial officer since November 2000. Mr. Brown originally joined the Company as chief financial officer of the Strategy.com subsidiary in February 2000. Prior to that, Mr. Brown served as division chief financial officer and then chief operating officer of Electronic Arts from October 1998 until February 2000. Prior to that, Mr. Brown was co-founder and chief financial officer of DataSage, Inc. from 1995 until October 1998. Mr. Brown also held several senior financial positions with Grand Metropolitan from 1990 until 1995. Mr. Brown received his M.B.A. from the Sloan School of Management of Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

      Jonathan F. Klein has served as vice president, law and general counsel since November 1998 and as corporate counsel from June 1997 to November 1998. From September 1993 to June 1997, Mr. Klein was an appellate litigator with the United States Department of Justice. Mr. Klein received a B.A. in Economics from Amherst College and a J.D. from Harvard Law School.

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

      Frank A. Ingari has been a member of the board of directors of MicroStrategy since October 1997. Mr. Ingari founded Wheelhouse Corporation, a marketing infrastructure services provider, in April 1999 and served as its chief executive officer from April 1999 until May 2000 and as its chairman of the board from April 1999 until the present. Prior to Wheelhouse, Mr. Ingari founded Growth Ally, LLC, a start-up consultancy dedicated to helping pre-public technology companies accelerate their development, and served as its president from November 1997 until April 1999. Mr. Ingari was chairman and chief executive officer of Shiva Corporation from 1993 to 1997. Prior to joining Shiva Corporation, Mr. Ingari was vice president of worldwide marketing at Lotus Development Corporation. Mr. Ingari received a B.A. in Creative Writing and U.S. Foreign Relations from Cornell University.

      Jonathan J. Ledecky has been a member of the board of directors of MicroStrategy since June 1998. Mr. Ledecky is currently vice chairman of Lincoln Holdings LLC, which owns the Washington Capitals, the Washington Wizards and the Washington Mystics sports teams, and has served in this position since July 1999. Mr. Ledecky founded U.S. Office Products Company in October 1994 and served as its chairman of the board and chief executive officer from inception through November 1997 and thereafter as a director until May 1998. In February 1997, Mr. Ledecky founded Building One Services Corp., now Encompass Services Corporation, and served as its chairman until February 2000 and chief executive officer until June 1999. Mr. Ledecky is also a director of publicly traded School Specialty, Inc.

      John W. Sidgmore has been a member of the board of directors of MicroStrategy since February 2000. Mr. Sidgmore is currently the chief operating officer and vice chairman of WorldCom, Inc., a provider of long distance, Internet and telecommunications services, where he has served in such positions since December 1996. Mr. Sidgmore was the president and chief executive officer of UUNET Technologies, Inc., a provider of worldwide Internet services, from June 1994 until December 1996. Prior to joining UUNET, Mr. Sidgmore was president and chief executive officer of Intelicom Solutions, now CSC Intelicom, a telecommunications software company. Mr. Sidgmore is also a member of the board of directors of WorldCom.

      Ralph S. Terkowitz has been a member of the board of directors of MicroStrategy since September 1997. Mr. Terkowitz is vice president, technology for the Washington Post Company, a position he has held since 1992. Until February 1996, Mr. Terkowitz was chief executive officer, president and publisher of Digital Ink, an Internet publishing venture that launched, among other ventures, WashingtonPost.com and PoliticsNow. In 1998, he was co-chief executive officer of HireSystems and instrumental in the formation of BrassRing.com. Mr. Terkowitz is a director of BigStep.com and OutTask. Mr. Terkowitz received an A.B. in Chemistry from Cornell University and an M.S. in Chemical Physics from the University of California, Berkeley.

      We have agreed as part of a settlement with the Securities and Exchange Commission ("SEC") to add an additional independent director with finance experience to the audit committee of the our board of directors who is not objectionable to the SEC. We expect to appoint this additional director to the audit committee in the second quarter of 2001.

Involvement in Certain Legal Proceedings

      On December 14, 2000, Mr. Saylor and Mr. Bansal each entered into a settlement with the SEC in connection with the Company's restatement of its financial results for 1999, 1998 and 1997. In the settlement, each of Mr. Saylor and Mr. Bansal consented, without admitting or denying the allegations in the SEC's complaint, to the entry of a judgment enjoining him from violating the antifraud and recordkeeping provisions of the federal securities laws and ordering him to pay disgorgement and a civil penalty.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Class A Common Stock to file with the SEC initial reports of ownership of the Company's Class A Common Stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and holders of 10% of the Company's Class A Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the Company's records, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended 2000 except that (i) one Form 4 that was timely filed by Michael J. Saylor to report a series of gift transactions included four share conversions by Michael J. Saylor that were reportable in two prior months in connection with those gift transactions, and (ii) one Form 4 filed by Stephen S. Trundle included a sale of shares by his spouse that was inadvertently omitted from a prior reporting period.

ITEM 11. EXECUTIVE COMPENSATION

      The compensation information set forth in this Item 11 relates to compensation paid by the Company to its Chief Executive Officer, the Company's four other most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 2000, and the two most highly compensated executive officers who served as executive officers during the fiscal year ended December 31, 2000 ("Fiscal Year 2000"), but who were not serving as executive officers at the end of Fiscal Year 2000 (collectively, the "Named Executive Officers").

      Option awards relating to the Class A Common Stock of Strategy.com Incorporated, a majority-owned subsidiary of the Company, are designated in the tables set forth below in this Item 11 by the term "SDC." Unless so designated, all option information set forth in this Item 11 refers to option awards relating to the Class A Common Stock of the Company.

      The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long-Term
                                                                      Annual                                Compensation
                                                                   Compensation                             Awards
                                                      --------------------------------------                ------------

                                                                                                            Number of Shares
Name and                                Fiscal                                                              Underlying
Principal Position                      Year            Salary             Bonus        Other Annual        Options
------------------                      ----            ------             -----        Compensation        -------

Michael J. Saylor.                      2000           150,000              --                  --          --
Chairman of the Board and Chief         1999           150,000            50,000                --          --
Executive Officer                       1998           127,500              --                  --          --

Sanju K. Bansal                         2000           115,000              --                  --          --
Vice Chairman of the Board,             1999           115,000            40,000                --          --
Executive Vice President, Chief         1998           115,000              --                  --          --
Operating Officer and Director

Eric F. Brown (1)                       2000           131,250            10,000            96,962(2)       500,000
President and Chief Financial                                                                               100,000 (SDC)
Officer                                 1999              --                --                  --          --
                                        1998              --                --                  --          --

Jonathan F. Klein                       2000           135,417            60,000                --           75,000
Vice President, Law and General                                                                              75,000 (SDC)
Counsel                                 1999           115,000            30,000                --           30,000
                                        1998            91,500            15,000                --           80,500

Stephen S. Trundle                      2000           125,000              --                  --          125,000
Vice President, Technology and Chief                                                                        150,000 (SDC)
Technology Officer                      1999           125,000              --                  --          100,000
                                        1998           115,000            20,000                --          --

Eric D. Driscoll (3)                    2000           153,750            72,365                --          125,661
Vice President, Corporate Development                                                                        50,000 (SDC)
                                        1999              --                --                  --           10,000
                                        1998              --                --                  --          --

Joseph P. Payne (4)                     2000           175,000            75,000                --          75,000
Vice President, Marketing and                                                                               50,000 (SDC)
Chief Marketing Officer                 1999           121,307            15,000                --         250,000
                                        1998              --                --                  --          --

----------

(1) Mr. Brown joined the Company in February 2000 as Chief Financial Officer of Strategy.com, a business unit of the Company at the time, and became Chief Financial Officer and President of the Company on August 1, 2000 and November 14, 2000, respectively. Accordingly, the 2000 information for Mr. Brown is for the period from February 2000 to December 31, 2000, and there is no information for 1999 and 1998.

(2)   This amount represents relocation expenses paid by the Company.

(3) Mr. Driscoll became the Company's Vice President, Corporate Development in June 2000. From March 1999 until June 2000, Mr. Driscoll was Vice President, Americas Consulting and from October 1998 until March 1999 was Director, North American Consulting. The information in the table for Mr. Driscoll reflects the aggregate compensation received during 2000 as an employee of MicroStrategy Services Corporation and as an employee of the Company. Mr. Driscoll did not serve as an executive officer of the Company during 1999 or 1998.

(4) Mr. Payne joined the Company in April 1999 as Vice President, Marketing and Chief Marketing Officer. Accordingly, the 1999 information for Mr. Payne is for the period from April 22, 1999 to December 31, 1999, and there is no information for 1998. Mr. Payne resigned from the Company on February 28, 2001.

Option Grants Table

      The following table contains information concerning grants of stock options made to each of the Named Executive Officers during Fiscal Year 2000:

                       Option Grants in Last Fiscal Year
                               Individual Grants

                                                                                                       Potential Realizable
                        Number of Shares                                                                  Value at Assumed
                        of Class A                                                                      Annual rates of Stock
                        Common Stock          % of Total                                               Price Appreciation for
                        Underlying          Options Granted      Exercise                                  Option Term(3)
                        Options             to Employees in     Price Per          Expiration              --------------
         Name           Granted(1)               2000            Share(2)             Date                   5%      10%
         ----           ----------               ----            --------             ----                   --      ---
Michael J. Saylor            --                   --                --                 --              $    --     $    --

Sanju K. Bansal              --                   --                --                 --                   --          --

Eric F. Brown           500,000                  6.504            21.000            8/21/2010           6,603,394   16,734,296
                        100,000 (SDC)            2.124            2.7500           12/20/2010             172,946      438,279

Jonathan F. Klein        50,000                  0.650            23.625            9/27/2010             742,882    1,882,608
                         25,000                  0.325            21.500           10/17/2010             338,031      856,637
                         75,000 (SDC)            1.593            2.7500           12/20/2010             129,710      328,709

Stephen S. Trundle       50,000                  0.650            44.125            6/09/2010           1,387,499    3,516,194
                         75,000                  0.976            21.500           10/17/2010           1,014,093    2,569,910
                        150,000 (SDC)            3.186            2.7500           12/20/2010             259,419      657,419

Eric D. Driscoll           661                   0.009            17.938            5/30/2010               7,457       18,897
                        75,000                   0.976            39.313            6/16/2010           1,854,280    4,699,110
                        50,000                   0.650            21.500           10/17/2010             676,062    1,713,273
                        50,000 (SDC)             1.062            2.7500           12/20/2010              86,473      219,140

                        50,000                   0.650            23.625            9/27/2010             742,882    1,882,608
Joseph P. Payne         25,000                   0.325            21.500           10/17/2010             338,031      856,637
                        50,000 (SDC)             1.062            2.7500           12/20/2010              86,473      219,140

----------
(1) These options generally vest over a five-year period and expire on the tenth anniversary of the date of grant. SDC options, irrespective of vesting, are not exercisable until the earlier of an underwritten initial public offering of SDC or the closing of an acquisition transaction resulting in a change of control of SDC.

(2) The exercise price of options of the Company or SDC may be paid in cash or in shares of Class A Common Stock of the Company or SDC, as the case may be, valued at fair market value on the exercise date. All stock options were granted with an exercise price equal to the fair market value of such stock as determined by the Board of Directors of the Company or SDC, as applicable, on the grant date.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the Class A Common Stock of the Company or of SDC, as the case may be, on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Option Exercises and Holdings

      The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2000 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                       AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Shares of Class
                               Number of                            A Common Stock             Value of Unexercised In-
                                Shares                         Underlying Unexercised        the-Money Options at Fiscal
                               Acquired                      Options at Fiscal Year-End              Year-End(2)
                                  on            Value
           Name                Exercise      Realized(1)      Exercisable/Unexercisable       Exercisable/Unexercisable
           ----                --------      -----------      -------------------------       -------------------------

Michael J. Saylor                    --    $        --               -- / --                        $ -- / $ --

Sanju K. Bansal                      --             --               -- / --                          -- / --

Eric F. Brown                        --             --                0 / 500,000                     -- / --
                                                                      0 / 100,000 (SDC)               -- / --

Jonathan F. Klein                20,000      2,049,000           10,200 / 155,300                 35,270 / 429,905
                                                                      0 / 75,000 (SDC)                -- / --

Stephen S. Trundle              100,000     16,025,000           81,600 / 245,400                569,800 / 373,700
                                                                      0 / 150,000 (SDC)               -- / --

Eric D. Driscoll                 10,000        318,750            2,000 / 153,661                      0 / 170,000
                                                                      0 / 50,000 (SDC)                -- / --

Joseph P. Payne                  20,000        380,000           30,000 / 275,000                 18,750 / 125,000
                                                                      0 / 50,000 (SDC)                -- / --


----------
(1) Represents the difference between the exercise price and the fair market value of the Class A Common Stock of the Company on the date of exercise.

(2) Value of unexercised options is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2000, multiplied by the number of shares underlying the options. The fair market value of the Company's Class A Common Stock is based upon the last reported sale price as reported on the Nasdaq National Market on December 31, 2000 ($9.50 per share). No public market for the shares underlying the SDC options existed as of December 31, 2000, and accordingly no value in excess of the exercise price has been attributed to these options.

Directors' Compensation

      Directors do not receive any fees or other cash compensation for serving on the Company's Board of Directors or any committee thereof. Directors of the Company who are not employees of the Company or any subsidiary ("Outside Directors") are entitled to receive options to purchase shares of the Company's Class A Common Stock.

      In 2000, options for 30,000 shares of Class A Common Stock were granted to Outside Directors under the 1997 Director Option Plan. Subsequent to 2000, the Company grants options to Outside Directors under the 1999 Stock Option Plan. Pursuant to this plan, Outside Directors are granted options on the following terms: (i) each Outside Director of the Company is granted an option to purchase 100,000 shares of Class A Common Stock upon his or her initial election or appointment to the Board of Directors ("First Options") and (ii) each Outside Director is granted an option to purchase 30,000 shares of Class A Common Stock of the Company on the day immediately following each annual meeting of stockholders ("Subsequent Options"). Each option granted to an Outside Director under the 1999 Stock Option Plan has an exercise price equal to the last reported sale price of the Company's Class A Common Stock as reported on the Nasdaq National Market for the most recent trading day prior to the date of grant. First Options granted under the 1999 Stock Option Plan become exercisable in equal annual installments over a five-year period and Subsequent Options are exercisable in full upon grant. In the event of a merger of the Company with or into another corporation or another qualifying acquisition event, each option will be assumed or an equivalent option will be substituted by the successor corporation. If the successor corporation does not assume outstanding options or such options are not otherwise exchanged, the exercisability of all outstanding options will accelerate.

Employment Agreements

      Employees of the Company are generally required to enter into confidentiality agreements prohibiting the employees from disclosing any confidential or proprietary information of the Company. In addition, the agreements generally provide that upon termination, an employee will not work for a competitor and will not solicit Company customers and employees for a period of one year. At the time of commencement of employment, the Company's employees also generally sign offer letters specifying certain basic terms and conditions of employment. Otherwise, employees of the Company are not subject to written employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Common Stock of the Company, as of February 28, 2001 unless otherwise indicated, by (i) each person who is known by the Company to beneficially own more than 5% of any class of the Company's Common Stock, (ii) each director or nominee for director,
(iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group as of February 28, 2001:

                                             Number of Shares  Percentage of
                                             Beneficially      Class
Beneficial Owner(1)                          Owned(2)(3)       Outstanding(3)(4)
-------------------                          -----------       -----------------
Michael J. Saylor (5)                        43,534,865        53.4
Sanju K. Bansal (6)                           8,698,958        10.7
Eric F. Brown (7)                               100,000        *
Jonathan F. Klein (8)                            68,946        *
Stephen S. Trundle (9)                          452,878        *
Eric D. Driscoll (10)                            17,274        *
Joseph P. Payne (11)                             30,396        *
Frank A. Ingari (12)                             45,000        *
Jonathan J. Ledecky (13)                         38,000        *
Ralph S. Terkowitz (14)                          38,000        *
John W. Sidgmore (15)                            18,000        *
Thomas P. Spahr (16)                          1,582,242        2.0
Capital Group International, Inc. (17)        1,626,900        2.0
Citadel Investment Group, L.L.C. (18)         2,664,845        3.3
John Hancock Financial Services, Inc. (19)    1,549,000        1.9
Nevis Capital (20)                            2,474,850        3.1

All executive officers and directors as a    52,994,647        64.8
group (9 persons) (2)

----------
*     Less than 1%

(1) Each person named above (except as otherwise indicated in the footnotes below) has an address in care of MicroStrategy Incorporated, 8000 Towers Crescent Drive, Vienna, Virginia 22182.

(2) The shares of the Company listed in this table are shares of Class B Common Stock, unless otherwise indicated or set forth in the footnotes to this table. Shares held by the directors and executive officers as a group include options to purchase 363,300 shares of Class A Common Stock of the Company that are exercisable within 60 days after February 28, 2001.

(3) The inclusion of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after February 28, 2001, and any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.

(4) Number of shares deemed outstanding as of February 28, 2001 includes (i) 30,313,030 shares of the Company's Class A Common Stock and (ii) 51,165,624.28 shares of the Company's Class B Common Stock, plus any shares of the Company's Common Stock subject to outstanding stock options exercisable by the person in question within 60 days after February 28, 2001.

(5) Mr. Saylor's holdings of the Company's Common Stock consist of 39,257,110 shares of the Class B Common Stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC, 400,000 shares of Class B Common Stock held in trust (approximately 77.5% of the Class B Common Stock outstanding), 3,030,000 shares of the Company's Class A Common Stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC, 535,155 shares of the Company's Class A Common Stock held in his own name and 312,600 shares of the Company's Class A Common Stock held beneficially by Mr. Saylor in a foundation.

(6) Mr. Bansal's holdings of Common Stock consist of 8,059,681 shares of Class B Common Stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 439,046 shares of Class B Common Stock held in trust, 16,954 shares of Class B Common Stock held in his own name (approximately 16.6% of the Class B Common Stock outstanding), 19,000 shares of the Company's Class A Common Stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 106,277 shares of the Company's Class A Common Stock held in his own name and 58,000 shares of Class A Common Stock held beneficially by Mr. Bansal in a foundation.

(7) Mr. Brown's holdings of the Common Stock consist of options exercisable within 60 days after February 28, 2001 for 100,000 shares of the Company's Class A Common Stock.

(8) Mr. Klein's holdings of Common Stock consist of 42,646 shares of the Company's Class A Common Stock and options exercisable within 60 days after February 28, 2001 for 26,300 shares of the Company's Class A Common Stock.

(9) Mr. Trundle's holdings of Common Stock consist of 230,878 shares of the Company's Class A Common Stock, 100,000 Shares of Class B Common Stock (approximately 0.002% of the Class B common stock outstanding), and options exercisable within 60 days after February 28, 2001 for 122,000 shares of the Company's Class A Common Stock.

(10) Mr. Driscoll's holdings of Common Stock consist of 15,274 shares of the Company's Class A Common Stock and options exercisable within 60 days after February 28, 2001 for 2,000 shares of the Company's Class A Common Stock.

(11) Mr. Payne's holdings of Common Stock consist of 936 shares of the Company's Class A Common Stock and options exercisable within 60 days after February 28, 2001 for 30,000 shares of the Company's Class A Common Stock.

(12) Mr. Ingari's holdings of Common Stock consist of 20,000 shares of the Company's Class A Common Stock and options exercisable within 60 days after February 28, 2001 for 25,000 shares of the Company's Class A Common Stock.

(13) Mr. Ledecky's holdings of Common Stock consist of 2,000 shares of the Company's Class A Common Stock and options exercisable within 60 days after February 28, 2001 for 36,000 shares of the Company's Class A Common Stock.

(14) Mr. Terkowitz's holdings of Common Stock consist of 2,000 shares of the Company's Class A Common Stock held beneficially by Mr. Terkowitz in trust and options exercisable within 60 days after February 28, 2001 for 36,000 shares of the Company's Class A Common Stock.

(15) Mr. Sidgmore was elected as a director on February 16, 2000. Mr. Sidgmore's holdings of Common Stock consist of options exercisable within 60 days after February 28, 2001 for 18,000 shares of the Company's Class A Common Stock.

(16) Mr. Spahr's holdings of Common Stock consist of 1,364,000 shares of Class B Common Stock (approximately 2.7% of the Class B Common Stock outstanding), 139,000 shares of the Company's Class A Common Stock in his own name, 50,000 shares of the Company's Class A Common Stock held beneficially by Mr. Spahr in trust, 19,000 shares of the Company's Class A Common Stock held beneficially by Mr. Spahr in a foundation and options exercisable within 60 days after February 28, 2001 for 10,242 shares of the Company's Class A Common Stock.

(17) Information regarding the number of shares of Common Stock beneficially owned by Capital Group International, Inc. includes shares beneficially owned by a wholly-owned subsidiary, Capital Guardian Trust Company, and is based on the most recent Schedule 13-G of such entities received by the Company, which reported such ownership as of December 29, 2000. All shares beneficially held by Capital Group International consist of the Company's Class A Common Stock (approximately 5.7% of the Class A Common Stock outstanding as of December 29, 2000). The address of Capital Group International, Inc. is 11100 Santa Monica Boulevard, Los Angeles, California 90025.

(18) Information regarding the number of shares of Common Stock beneficially owned by Citadel Investment Group, L.L.C. includes shares beneficially owned by affiliates Citadel Limited Partnership, GLB Partners,

      L.P., Wellington Partners Limited Partnership, Kensington Global Strategies Fund, Ltd., Wingate Capital Ltd., Fisher Capital Ltd. and Kenneth Griffin, and is based on the most recent Schedule 13-G of such entities and individual received by the Company, which reported such ownership as of December 31, 2000. All shares beneficially held by such entities and individual consist of the Company's Class A Common Stock (approximately 8.8% of the Class A Common Stock outstanding as of December 31, 2000). The address of Citadel Investment Group, L.L.C. is 225 W. Washington, 9th Floor, Chicago, Illinois 60606.

(19) Information regarding the number of shares of Common Stock beneficially owned by John Hancock Financial Services, Inc. includes shares beneficially owned by affiliates John Hancock Life Insurance Company, John Hancock Subsidiaries, Inc., The Berkeley Financial Group, Inc. and John Hancock Advisers, Inc., and is based on the most recent Schedule 13-G of such entities received by the Company, which reported such ownership as of December 31, 2000. All shares beneficially held by such entities and individual consist of the Company's Class A Common Stock (approximately 5.4% of the Class A Common Stock outstanding as of December 31, 2000). The address of John Hancock Financial Services, Inc. is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117.

 (20) Information regarding the number of shares of Common Stock beneficially owned by Nevis Capital includes shares beneficially owned by Jon C. Baker and David R. Wilmerding, III, and is based on the most recent Schedule 13-G of such entities received by the Company, which reported such ownership as of December 31, 2000. All shares beneficially held by such entities consist of the Company's Class A Common Stock (approximately 8.6% of the Class A Common Stock outstanding as of December 31, 2000). The address of Nevis Capital is 1119 St. Paul Street, Baltimore, Maryland 21202.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As discussed under Item 3 "Legal Proceedings" above, Michael J. Saylor and Sanju K. Bansal were named as defendants in a class action lawsuit and shareholder derivative action and were subjects of an SEC investigation relating to the restatement of our financial results for 1999, 1998 and 1997. Mr. Saylor and Mr. Bansal each retained separate legal counsel to defend their individual interests in these legal proceedings. Using a portion of the proceeds that we received from insurance in connection with those proceedings, we paid the legal fees of such separate counsel in the amounts of $1,009,360 and $334,553 on behalf of Mr. Saylor and Mr. Bansal, respectively, during 2000.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report:

      1. Consolidated Financial Statements

                                                                    Page
                                                                    ----
Report of Independent Accountants...................................  64
Consolidated Financial Statements:
      Balance Sheets................................................  65
      Statements of Operations......................................  66
      Statements of Stockholders' Equity (Deficit)..................  67
      Statements of Cash Flows......................................  70
Notes to Consolidated Financial Statements..........................  71

      2. Consolidated Financial Statement Schedule

                                                                     Page
                                                                     ----
Schedule II--Valuation and Qualifying Accounts......................  93

      3. Exhibits

          Exhibit
          Number Description
          ------ -----------

            3.1 Amended and Restated Certificate of Incorporation of the registrant, as amended (Filed as Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

            3.2 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein).

            3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant (Filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24435) and incorporated by reference herein).

            3.4 Bylaws of the registrant (Filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

            4.1 Form of Certificate of Class A Common Stock of the registrant (Filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

            10.1  1996 Stock Plan (as amended) of the registrant (Filed as
                  Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).

            10.2 1997 Stock Option Plan for French Employees of the registrant (Filed as Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

            10.3 1997 Director Option Plan (as amended) of the registrant (Filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.4  1998 Employee Stock Purchase Plan of the registrant (Filed as
                  Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).

            10.5  1999 Stock Option Plan of the registrant (Filed as Exhibit
                  10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.6 Amendment No. 1 to the 1999 Stock Option Plan of the registrant (Filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24435) and incorporated by reference herein).

            10.7 Master Lease Agreement No. VAC180, dated November 1, 1999, between MLC Group, Inc. and the registrant (Filed as Exhibit
                  10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.8 Letter Agreement, dated December 1, 1999, between ePlus, Inc. (f/k/a MLC Group, Inc.) and the registrant (Filed as Exhibit
                  10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.9 Software Development and OEM Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

          Exhibit
          Number Description
          ------ -----------

            10.10 Software License Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.11 Value-Added Reseller Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.12 Payment and Registration Rights Agreement, dated December 28,
                  1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.13 DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation (Filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.14 Memorandum of Understanding (Purchase), dated as of September
                  30, 1999, between, the registrant and NCR Corporation (Filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.15 Memorandum of Understanding (Joint Marketing), dated as of
                  September 30, 1999, between the registrant and NCR Corporation (Filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.16 Asset Purchase Agreement, dated December 23, 1999, between the registrant and NCR Corporation (Filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.17 Deed of Lease, dated January 7, 2000, between Tysons Corner
                  Property LLC and the registrant (Filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

            10.18 Registration Rights Agreement, dated as of June 17, 2000, by and among MicroStrategy Incorporated and each of the signatories thereto (Filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein).

            10.19 Series A Preferred Stock Purchase Agreement by and among
                  Strategy.com Incorporated, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.1 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.20 Amended and Restated Certificate of Incorporation of
                  Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.2 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.21 Investor Rights Agreement by and among Strategy.com
                  Incorporated, the registrant, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.3 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.22 Stockholders' Voting Agreement by and among Strategy.com
                  Incorporated, the registrant, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.4 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

          Exhibit
           Number Description
           ------ -----------

            10.23 Memorandum of Understanding by and among the registrant,
                  Strategy.com Incorporated and certain other affiliates of the registrant, dated as of October 17, 2000 (Filed as Exhibit
                  10.5 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.24 United States Intellectual Property Assignment and License
                  Back Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit
                  10.6 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.25 U.S. Intellectual Property License Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.7 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.26 U.S. Software License Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.8 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.27 International Software License Agreement by and between
                  MicroStrategy International II Limited and Strategy.com International Limited, dated as of October 17, 2000 (Filed as
                  Exhibit 10.9 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.28 International Intellectual Property License Agreement by and
                  between MicroStrategy International II Limited and Strategy.com International Limited, dated as of October 17, 2000 (Filed as Exhibit 10.10 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

            10.29 Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001.

            10.30 Loan and Security Agreement by and among Foothill Capital
                  Corporation, the registrant and MicroStrategy Services Corporation, dated as of February 9, 2001 (Filed as Exhibit
                  10.1 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

            10.31 General Continuing Guaranty by and among the registrant,
                  Aventine Incorporated, MicroStrategy Capital Corporation and MicroStrategy Management Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.2 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

            10.32 Security Agreement by and among the registrant, Aventine
                  Incorporated, MicroStrategy Capital Corporation, MicroStrategy Management Corporation and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.3 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

            10.33 Warrant to Purchase Class A Common Stock of the registrant, dated February 9, 2001, issued to Foothill 10.33 Wapital Corporation (Filed as Exhibit 10.4 to the registrant's Current Report of Form 8-K (File No. C00-24435) filed on February 15, 2001 and incorporated by reference herein).

            10.34 Registration Rights Agreement by and between the registrant and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.5 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

          Exhibit
          Number Description
          ------ -----------

            21.1  Subsidiaries of the registrant.

            23.1  Consent of PricewaterhouseCoopers LLP.


      (b) Reports on Form 8-K

      On November 6, 2000, we filed a Current Report on Form 8-K announcing the initial closing of a private placement of Series A redeemable convertible preferred stock by Strategy.com Incorporated.

      (c) Exhibits

      We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

      (d) Financial Statement Schedule

      The following financial statement schedule is filed herewith:

            Schedule II--Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
MicroStrategy Incorporated

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 59 present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /S/ PRICEWATERHOUSECOOPERS LLP

                                                      PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
February 2, 2001, except as to Note 19
  which is as of March 20, 2001

                           MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                            December 31,
                                                                                        ------------------
                                                                                         2000        1999
                                                                                         ----        ----
Assets
   Current assets:
     Cash and cash equivalents.....................................................    $ 67,685    $ 25,941
     Restricted cash...............................................................      25,884         --
     Short-term investments........................................................       1,085      42,418
     Accounts receivable, net......................................................      49,061      37,586
     Prepaid expenses and other current assets.....................................      11,158      15,461
                                                                                       --------    --------
          Total current assets.....................................................     154,873     121,406
                                                                                       --------    --------
   Property and equipment, net.....................................................      61,409      30,594
   Long-term investments...........................................................       5,271         --
   Goodwill and other intangible assets, net of accumulated amortization
        of $18,170 and $503, respectively..........................................      34,300      47,154
   Deposits and other assets.......................................................       3,234       2,439
   Deferred tax assets, net........................................................         --        1,775
                                                                                       --------    --------
          Total assets.............................................................    $259,087    $203,368
                                                                                       ========    ========
Liabilities and Stockholders' (Deficit) Equity
   Current liabilities:
     Accounts payable and accrued expenses.........................................    $ 35,025    $ 13,582
     Accrued compensation and employee benefits....................................      26,929      14,912
     Deferred revenue and advance payments.........................................      50,303      38,028
     Deferred tax liabilities, net.................................................         --        1,775
                                                                                       --------    --------
          Total current liabilities................................................     112,257      68,297
   Deferred revenue and advance payments...........................................      31,260      33,255
   Accrued litigation settlement...................................................      99,484         --
   Other long-term liabilities.....................................................       1,509         --
                                                                                       --------    --------
          Total liabilities. ......................................................     244,510     101,552
                                                                                       --------    --------
    Commitments and contingencies (Notes 8, 11 and 12)
    Series A redeemable convertible preferred stock, par value $0.001 per share,
        18 shares authorized, 13 shares issued and outstanding in 2000.............     119,585         --
    Mandatorily redeemable convertible preferred stock of consolidated subsidiary, par value $0.001 per share, 47,884 shares authorized, 13,401 shares issued
        and outstanding in 2000....................................................      40,530         --
    Stockholders' equity (deficit):
     Preferred stock undesignated, par value $0.001 per share, 4,982 shares
          authorized, no shares issued or outstanding..............................         --          --
     Class A common stock, par value $0.001 per share, 330,000 shares
          authorized, 28,736 and 22,384 shares issued and outstanding, respectively.         29          22
     Class B common stock, par value $0.001 per share, 165,000 shares
          authorized, 52,033 and 55,867 shares issued and outstanding, respectively.         52          56
     Additional paid-in capital....................................................     152,821     138,943
     Deferred compensation.........................................................        (624)       (895)
     Accumulated other comprehensive income........................................       1,443       1,643
     Accumulated deficit...........................................................    (299,259)    (37,953)
                                                                                       --------    --------
          Total stockholders' (deficit) equity.....................................    (145,538)    101,816
                                                                                       --------    --------
          Total liabilities and stockholders' (deficit) equity.....................    $259,087    $203,368
                                                                                       ========    ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                 Years ended December 31,
                                                                              ------------------------------
                                                                                2000       1999        1998
                                                                                ----       ----        ----
Revenues:
   Product licenses......................................................    $ 102,050   $ 85,797    $ 61,635
   Product support and other services....................................      121,880     65,461      33,854
                                                                             ---------   --------    --------
     Total revenues......................................................      223,930    151,258      95,489
                                                                             ---------   --------    --------
Cost of revenues:
   Product licenses......................................................        2,722      2,597       2,246
   Product support and other services....................................       85,249     34,436      17,535
                                                                             ---------   --------    --------
     Total cost of revenues..............................................       87,971     37,033      19,781
                                                                             ---------   --------    --------
Gross profit.............................................................      135,959    114,225      75,708
Operating expenses:
   Sales and marketing...................................................      151,095     93,090      53,327
   Research and development..............................................       61,433     27,998      12,106
   General and administrative............................................       58,762     24,448      12,743
   Amortization of intangibles assets....................................       17,667        422          81
   In-process research and development...................................           --      2,800          --
   Restructuring and related charges.....................................       10,835        --           --
                                                                             ---------   --------    --------
     Total operating expenses............................................      299,792    148,758      78,257
                                                                             ---------   --------    --------
Loss from operations.....................................................     (163,833)   (34,533)     (2,549)
Financing and other income (expenses):
   Interest income.......................................................        3,675      2,174       1,028
   Interest expense......................................................          (37)      (144)       (720)
   Loss on investments...................................................       (9,365)       --           --
   Provision for litigation settlement...................................      (89,729)       --           --
   Minority interest.....................................................         (713)       --           --
   Other income (expense), net...........................................           96          6         (14)
                                                                             ---------   --------    --------
     Total financing and other income (expenses).........................      (96,073)     2,036         294
                                                                             ---------   --------    --------
Loss before income taxes.................................................     (259,906)   (32,497)     (2,255)
Provision for income taxes...............................................        1,400      1,246         --
                                                                             ---------   --------    --------
Net loss.................................................................     (261,306)   (33,743)     (2,255)
                                                                             ---------   --------    --------
Preferred stock dividends................................................       (4,687)       --           --
Beneficial conversion feature............................................      (19,375)       --           --
                                                                             ---------   --------    --------
Net loss attributable to common stockholders.............................    $(285,368)  $(33,743)   $ (2,255)
                                                                             =========   ========    ========
Basic and diluted net loss per share.....................................    $   (3.58)  $  (0.44)   $  (0.03)
                                                                             =========   ========    ========
Weighted average shares used in computing basic and diluted net loss
   per share.............................................................       79,779     77,028      66,986
                                                                             =========   ========    ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                                                  Additional
                                                                                    Class A           Class B       Paid-in
                                                                 Common Stock     Common Stock     Common Stock     Capital
                                                                ---------------  ---------------  ---------------  --------
                                                                Shares  Amount   Shares  Amount  Shares  Amount
                                                                ------  ------   ------  ------  ------  ------
Balance at December 31, 1997 ...............................    58,988   $ 59        --  $--         --   $ --     $    (10)
                                                               -------   ----    ------  ---     ------   ----     --------
Net loss ...................................................        --     --        --   --         --     --           --
Foreign currency translation adjustment ....................        --     --        --   --         --     --           --
Comprehensive loss .........................................        --     --        --   --         --     --           --
Issuance of common stock in exchange for minority
  interest of Company's foreign subsidiaries ...............     2,803      3        --   --         --     --        1,065
Issuance of stock options below fair value .................        --     --        --   --         --     --        1,350
Declaration of dividend ....................................        --     --        --   --         --     --      (10,000)
Conversion of common stock to Class B common stock.            (61,791)   (62)       --   --     61,791     62           --
S-Corporation to C-Corporation conversion ..................        --     --        --   --         --     --          315
Issuance of Class A common stock in connection with
  initial public offering, net of offering costs ...........        --     --     8,880    9         --     --       48,180
Issuance of Class A common stock under stock option
  plan .....................................................        --     --       699    1         --     --          349
Conversion of Class B to Class A common stock ..............        --     --       525    1       (525)    (1)          --
Issuance of Class A common stock warrants ..................        --     --        --   --         --     --          934
Amortization of deferred stock compensation ................        --     --        --   --         --     --           --
                                                               -------   ----    ------  ---     ------   ----     --------
Balance at December 31, 1998 ...............................        --   $ --    10,104  $11     61,266   $ 61     $ 42,183
                                                               -------   ----    ------  ---     ------   ----     --------
Net loss ...................................................        --     --        --   --         --     --           --
Change in unrealized gain (loss) on investments, net of
  applicable taxes .........................................        --     --        --   --         --     --           --
Foreign currency translation adjustment ....................        --     --        --   --         --     --           --
Comprehensive loss .........................................        --     --        --   --         --     --           --
Issuance of Class A common stock in connection with
  offering, net of offering costs ..........................        --     --     3,170    3         --     --       40,046
Conversion of Class B to Class A common stock ..............        --     --     5,399    5     (5,399)    (5)          --
Issuance of Class A common stock under stock option and
  purchase plans ...........................................        --     --     3,145    3         --     --        7,018
Issuance of Class A common stock related to purchase of
  NCR's Teracube assets ....................................        --     --       566   --         --     --       49,557
Issuance of Class A common stock warrants ..................        --     --        --   --         --     --          139
Amortization of deferred stock compensation ................        --     --        --   --         --     --           --
                                                               -------   ----    ------  ---     ------   ----     --------
Balance at December 31, 1999 ...............................        --   $ --    22,384  $22     55,867   $ 56     $138,943
                                                               -------   ----    ------  ---     ------   ----     --------
Net loss ...................................................        --     --        --   --         --     --           --
Change in unrealized gain (loss) on investments, net of
  applicable taxes .........................................        --     --        --   --         --     --           --
Foreign currency translation adjustment ....................        --     --        --   --         --     --           --
Comprehensive loss .........................................        --     --        --   --         --     --           --
Conversion of Class B to Class A common stock ..............        --     --     3,834    4     (3,834)    (4)          --
Issuance of Class A common stock under stock option and
  purchase plans ...........................................        --     --     2,102    2         --     --        8,392
Issuance of Class A common stock in connection with
  agreement with software integrator .......................        --     --        57   --         --     --        1,600
Capital contribution related to stockholder stock grant ....        --     --        --   --         --     --        3,003
Acceleration of vesting provisions on stock options ........        --     --        --   --         --     --        1,483
Preferred stock dividends ..................................        --     --        --   --         --     --       (4,687)
Payment of preferred stock dividends .......................        --     --       359    1         --     --        4,087
Amortization of deferred stock compensation ................        --     --        --   --         --     --           --
                                                               -------   ----    ------  ---     ------   ----     --------
Balance at December 31, 2000 ...............................        --   $ --    28,736  $29     52,033   $ 52     $152,821
                                                               -------   ----    ------  ---     ------   ----     --------


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                 Accumulated Other        Accumu-      Deferred
                                                   Comprehensive           lated         Comp-
                                                    Income (Loss)         Deficit       ensation      Total
                                              ------------------------    -------       --------      -----
                                               Unrealized    Foreign
                                             Gain (Loss) on  Currency
                                               Short-term   Translation
                                              Investments   Adjustment
                                              -----------   ----------
Balance at December 31, 1997..............    $    --         $   158    $  (1,640)      $     --     $  (1,433)
                                              -------         -------    ---------       --------     ---------
Net loss..................................         --              --       (2,255)            --        (2,255)
Foreign currency translation
   adjustment.............................         --             736           --             --           736
                                                                                                      ---------
Comprehensive loss........................         --              --           --             --        (1,519)
Issuance of common stock in
   exchange for minority interest of
   Company's foreign subsidiaries.........         --              --           --             --         1,068
Issuance of stock options below fair
   value..................................         --              --           --         (1,350)           --
Declaration of dividend...................         --              --           --             --       (10,000)
Conversion of common stock to
   Class B common stock...................         --              --           --             --            --
S-Corporation to C-Corporation
   conversion.............................         --              --         (315)            --            --
Issuance of Class A common stock
   in connection with initial public
   offering, net of offering costs........         --              --           --             --        48,189
Issuance of Class A common Stock
   under stock option plan................         --              --           --             --           350
Conversion of Class B to Class A
   common stock...........................         --              --           --             --            --
Issuance of warrants......................         --              --           --             --           934
Amortization of deferred stock
   compensation...........................         --              --           --            186           186
                                              -------         -------    ---------       --------     ---------
Balance at December 31, 1998..............    $    --         $   894    $  (4,210)      $ (1,164)    $  37,775
                                              -------         -------    ---------       --------     ---------
Net loss..................................         --              --      (33,743)            --       (33,743)
Change in unrealized gain (loss) on
   investments, net of applicable
   taxes..................................      1,367              --           --             --         1,367
Foreign currency translation
   adjustment.............................         --            (618)          --             --          (618)
                                                                                                      ---------
Comprehensive loss........................         --              --           --             --       (32,994)
Issuance of Class A common stock
    in connection with offering,
    net of offering costs.................         --              --           --             --        40,049
Conversion of Class B to Class A
   common stock...........................         --              --           --             --            --
Issuance of Class A common stock
   under stock option and purchase
   plans..................................         --              --           --             --         7,021
Issuance of Class A common stock
   related to purchase of NCR's
   Teracube assets........................         --              --           --             --        49,557
Issuance of warrants......................         --              --           --             --           139
Amortization of deferred stock
   compensation...........................         --              --           --            269           269
                                              -------         -------    ---------       --------     ---------
Balance at December 31, 1999..............    $ 1,367         $   276    $ (37,953)      $   (895)    $ 101,816
                                              -------         -------    ---------       --------     ---------
Net loss..................................         --              --     (261,306)            --      (261,306)
Change in unrealized gain (loss) on
   investments, net of applicable
   taxes..................................     (1,400)             --           --             --        (1,400)
Foreign currency translation
   adjustment.............................         --           1,200           --             --         1,200
                                                                                                      ---------
Comprehensive loss........................         --              --           --             --      (261,506)
Conversion of Class B to Class A
   common stock...........................         --              --           --             --            --
Issuance of Class A common stock
  under stock option and purchase plans...         --              --           --             --         8,394
Issuance of Class A common stock in
    connection with agreement with
    software integrator...................         --              --           --             --         1,600
Capital contribution related to
    stockholder stock grant...............         --              --           --             --         3,003
Acceleration of vesting provisions on
    stock options.........................         --              --           --             --         1,483
Preferred stock dividends.................         --              --           --             --        (4,687)
Payment of preferred stock dividends......         --              --           --             --         4,088
Amortization of deferred stock
    compensation..........................         --              --           --            271           271
                                              -------         -------    ---------       --------     ---------
Balance at December 31, 2000..............    $   (33)        $ 1,476    $(299,259)      $   (624)    $(145,538)
                                              -------         -------    ---------       --------     ---------

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       Years ended December 31,
                                                                                                    -------------------------------
                                                                                                    2000          1999         1998
                                                                                                    ----          ----         ----
Operating activities:
   Net loss................................................................................      $(261,306)   $(33,743)    $ (2,255)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization...........................................................         34,890       7,839        3,250
   Allowance for doubtful accounts.........................................................         10,129       1,877          815
   Acquired in-process research and development............................................            --        2,800          --
   Amortization of deferred stock option compensation......................................            271         269          186
   Loss on other than temporary decline in investments.....................................         12,095         --           --
   Gain on hedging transaction and short-term investments..................................        (2,730)         --           --
   Restructuring expense related to stockholder stock grant and accelerated options........          4,486         --           --
   Noncash accrual for litigation settlement...............................................         99,484         --           --
   Minority interest.......................................................................            713         --           --
   Issuance of warrants to a customer......................................................            --          --           934
Changes in operating assets and liabilities:
   Accounts receivable.....................................................................        (20,395)    (14,598)     (12,884)
   Prepaid expenses and other current assets...............................................          4,528     (10,318)      (3,758)
   Deposits and other assets...............................................................         (1,908)     (1,054)        (188)
   Accounts payable and accrued expenses, compensation and employee benefits...............         33,064      10,297        5,508
   Deferred revenue and advance payments...................................................         (2,636)     36,720        5,844
   Other long-term liabilities.............................................................          1,509         --           --
                                                                                                 ---------    --------     --------
     Net cash (used in) provided by operating activities...................................        (87,806)         89       (2,548)
                                                                                                 ---------    --------     --------
Investing activities:
   Purchases of property and equipment.....................................................        (47,420)    (23,733)      (9,295)
   Purchases of short-term investments.....................................................         (1,496)    (24,491)         --
   Purchases of long-term investments......................................................         (5,021)        --           --
   Maturities of short-term investments....................................................          5,500       5,000          --
   Proceeds from sale of short-term investments and realized gain on hedging transaction...         39,763         --           --
   Increase in restricted cash.............................................................        (25,884)        --           --
   Purchase of intangible assets...........................................................         (3,168)        --           --
                                                                                                 ---------    --------     --------
     Net cash used in investing activities.................................................        (37,726)    (43,224)      (9,295)
                                                                                                 ---------    --------     --------
Financing activities:
   Proceeds from sale of Class A common stock and exercise of stock options, net
     of offering costs.....................................................................          8,394      47,197       48,539
   Proceeds from sale of Series A redeemable convertible preferred stock, net of offering
     costs.................................................................................        119,585         --           --
   Proceeds from sale of redeemable convertible preferred stock of consolidated subsidiary,
     net of offering costs.................................................................         39,817         --           --
   Repayments on short-term line of credit, net............................................            --          --        (4,508)
   Payments of dividend notes payable......................................................            --       (5,000)      (5,000)
   Proceeds from issuance of notes payable.................................................            --          --           862
   Principal payments on notes payable.....................................................            --          --        (4,190)
                                                                                                 ---------    --------     --------
     Net cash provided by financing activities.............................................        167,796      42,197       35,703
                                                                                                 ---------    --------     --------
     Effect of foreign exchange rate changes on cash.......................................           (520)       (612)         125
                                                                                                 ---------    --------     --------
Net increase (decrease) in cash and cash equivalents.......................................         41,744      (1,550)      23,985
Cash and cash equivalents, beginning of year...............................................         25,941      27,491        3,506
                                                                                                 ---------    --------     --------
Cash and cash equivalents, end of year.....................................................      $  67,685    $ 25,941    $  27,491
                                                                                                 =========    ========    =========

Supplemental disclosure of noncash investing and financing activities:
   Issuance of common stock in exchange for minority interest of Company's foreign
     subsidiaries..........................................................................      $     --     $    --     $   1,065
                                                                                                 =========    ========    =========
   Issuance of Class A common stock related to purchase of Teracube assets.................      $     --     $ 49,557    $     --
                                                                                                 =========    ========    =========
   Stock received in exchange for product and services.....................................      $  13,058    $ 21,546    $     --
                                                                                                 =========    ========    =========
   Issuance of Class A common stock warrants...............................................      $     --     $    139    $     934
                                                                                                 =========    ========    =========
   Issuance of Class A common stock in connection with agreement with software integrator.       $   1,600    $    --     $     --
                                                                                                 =========    ========    =========
   Payment of preferred stock dividends through the issuance of Class A common stock.......      $  (4,088)   $    --     $     --
                                                                                                 =========    ========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest..................................................      $      33    $     87    $     714
                                                                                                 =========    ========    =========
   Cash paid during the year for income taxes..............................................      $     515    $  2,113    $   2,996
                                                                                                 =========    ========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization

      MicroStrategy Incorporated (the "Company" or "MicroStrategy") provides business intelligence software and related services that enable the transaction of one-to-one electronic business through web, wireless and voice communication channels. MicroStrategy's product line enables both proactive and interactive delivery of information from large-scale databases and provides businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners. In July 1999, MicroStrategy launched a business unit called Strategy.com, which leverages MicroStrategy's software platform to deliver personalized, requested information to consumers.

      In October 2000, the Company completed a reorganization of its business, which resulted in the establishment of Strategy.com as a stand-alone subsidiary. As part of this reorganization, the Company assigned rights to MicroStrategy software, certain contracts, employees and intellectual property to Strategy.com in exchange for approximately 84.0 million shares of Class B common stock, which at the time represented all of the outstanding common stock of Strategy.com. The Company also agreed to enter into various intercompany agreements covering consulting services, sales and marketing activities and administrative services to be provided by MicroStrategy on behalf of Strategy.com. The Company owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. All losses of Strategy.com are included in the consolidated financial statements of the Company.

      The Company has incurred substantial losses for each of the three years in the period ended December 31, 2000. For the year ended December 31, 2000, the Company incurred a loss from operations of $163.8 million and negative cash flows from operations of $87.8 million. As of December 31, 2000, the Company had an accumulated deficit of $299.3 million. If revenues do not grow at anticipated rates, and the Company is not able to promptly adjust its cost structure, it will need to take further measures to reduce costs or will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in Strategy.com, or by obtaining other financing facilities to support the Company's current cost structure. Financing facilities may not be available on acceptable terms. Management believes that existing cash, cash generated internally by operations and the new credit facility agreement entered into in February 2001 (see Note 19) will meet working capital requirements and anticipated capital expenditures for the next 12 months.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Use of Estimates

      The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)   Reclassification

      Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

(d)   Cash and Cash Equivalents

      Cash equivalents include money market instruments and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

(e)   Investments

      Investments are comprised of readily marketable equity securities, non-publicly traded equity securities, and debt securities with original maturities of more than three months when purchased. Where the original maturity of marketable debt securities is more than one year, the marketable debt securities are classified as short-term investments if the Company's intention is to convert them to cash within one year. Marketable debt securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Marketable equity securities are classified as either trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities, which the Company has the ability and intent to hold until maturity. All other marketable securities not included in trading and held-to-maturity are classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. A majority of the Company's marketable securities are available-for-sale as of December 31, 2000.

      Available-for-sale marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale marketable securities are reported in accumulated other comprehensive income in stockholders' equity until realized. On a quarterly basis, management evaluates individual securities to determine whether a decline in fair value is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

(f)   Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and software and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

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

      Included in property and equipment is the cost of internally developed software. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," eligible internally developed software costs incurred are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, internally developed software costs are amortized using the straight-line method over the estimated useful life of the software, generally up to three years.

(g)   Goodwill and Other Intangible Assets

      Goodwill and other intangible assets were acquired principally in connection with the purchase of NCR Corporation's ("NCR") Teracube assets and related intangible assets and the purchase of the minority interest in the Company's foreign subsidiaries. Other intangible assets consist of trade names, customer lists, assembled work force, domain names and agreement with software integrator. Goodwill and other intangible assets are amortized on the straight-line basis over their weighted average useful lives of approximately three years.

(h)   Impairment of Long-Lived Assets

      The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. No provisions for impairment have been recorded to date.

(i)   Software Development Costs

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Software development costs capitalized include direct labor costs and fringe labor overhead costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Capitalized costs are amortized over the estimated product life of two to three years using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Capitalized software development costs, net of accumulated amortization, are $1,296,000 and $647,000 at December 31, 2000 and 1999, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets. Amortization expense related to software development costs was $771,000, $600,000 and $584,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in cost of product license revenues. During 2000, the Company capitalized software development costs of $1.4 million. No costs were capitalized during 1999 as the establishment of technological feasibility and general release of such software had substantially coincided.

(j)   Legal Costs

      The Company accrues legal costs in the period in which expenses are incurred, except in the event of a loss contingency that is believed to be probable and can be reasonably estimated, whereby the Company accrues the legal costs estimated to be incurred until the expected settlement of the contingent matter. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to accrued legal costs.

(k)   Deferred Costs

      Deferred costs represent costs incurred that are directly associated with customer contracts for which the Company has not yet started recognizing revenue. These costs, which consist mainly of salary and commissions costs, are deferred until revenues on the related project are recognized in order to properly match revenues and associated expenses. Deferred costs are amortized over the same period as the related revenue. As of December 31, 2000 and 1999, the Company had deferred costs of $2.9 million and $630,000, respectively. The current and non-current portions of deferred costs are included in prepaid expenses and other current assets and deposits and other assets, respectively, in the accompanying consolidated balance sheets.

(l)   Deferred Revenue and Advance Payments

      Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include development and other customized services, which may also include subsequent hosting services, or other arrangements with future deliverables. Certain of these services significantly alter features or functionality of the software. Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for software development, consulting, education and maintenance. Deferred revenue has been classified as either deferred product revenue or deferred product support and other services revenue based on the estimated fair value of the multiple elements of the arrangement. Non-current deferred revenue and advance payments are expected to be recognized into revenue in one to three years. The Company offsets its accounts receivable and deferred revenue for any unbilled and unpaid items included in deferred revenue and advance payments.

(m)   Revenue Recognition

      Product license revenue is derived from sales of software licenses. Product support and other services revenue consists of revenue derived from software production and/or modification, maintenance services, customer and partner education, consulting, hosting and other services. The Company's revenue recognition policies are in accordance with SOP 97-2, "Software Revenue Recognition," as amended, which is the authoritative guidance for recognizing revenue on software transactions. In the case of software arrangements which require significant production, modification, or customization of software, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. SOP 97-2 was amended in February 1998 by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. In December 1999, the Securities and Exchange Commission ("SEC") released SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC.

      The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows. SAB No. 101 was effective in fiscal year 2000. The implementation of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

      The Company's revenue recognition policy is as follows:

      Product license revenue: The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software and determination that collection of a fixed or determinable license fee is reasonably assured. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using the Company's objective evidence of the fair value of the multiple elements represented by the Company's customary pricing for each element in separate transactions. If such evidence of fair value exists on undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. When the software license arrangement requires the Company to provide consulting services for significant production, customization or modification of the software or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of SOP 81-1. The Company recognizes revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. Expected losses on contracts in progress are expensed in the current period. As of December 31, 2000, the Company has not incurred any losses on contracts in progress. If the arrangement includes acceptance criteria, revenue is not recognized until the Company can demonstrate that the software or service can meet the acceptance criteria. If the software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

      Product support and other services: Maintenance includes technical support and software updates and upgrades to customers. Maintenance service revenue is recognized ratably over the term, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed. Revenue from arrangements where the Company provides hosting services is recognized over the hosting period. Any fees paid or costs incurred prior to the hosting period, such as license fees, consulting, customization or development services, are deferred and recognized ratably over the subsequent hosting period, which is typically two to three years.

      Amounts collected prior to satisfying the above revenue recognition criteria are reflected in deferred revenue and advance payments. The Company offsets its accounts receivable and deferred revenue for any unbilled and unpaid items included in deferred revenue and advance payments.

      Cost of product licenses consists of the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs and royalty payments to third party vendors, as well as amortization of software development costs. Cost of product support and other services consists primarily of consulting and support personnel salaries and related costs. Research and development costs are excluded from the cost of revenue.

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

(n)   Advertising Costs

      Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $9.0 million, $1.6 million and $134,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company had no prepaid advertising costs. As of December 31, 1999, the Company had prepaid advertising costs of $3.5 million.

(o)   Income Taxes

      Prior to the initial public offering, the Company was a Subchapter S corporation for federal and state income tax purposes. Under Subchapter S, the stockholders reported the taxable income or loss and, accordingly, no federal or state income taxes have been recorded in the financial statements prior to the Initial Public Offering.

      In connection with the initial public offering, the Company converted to a Subchapter C corporation and, accordingly, is no longer treated as a Subchapter S corporation for tax purposes. Since that conversion, the Company is subject to federal and state income taxes and recognizes deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

(p)   Basic and Diluted Net Loss Per Share

      Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss used in the calculation is increased by dividends and beneficial conversion features in each period related to preferred stock outstanding. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consist of common stock issuable upon exercise of outstanding common stock options, warrants and the conversion of preferred stock. The Company's net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options, warrants and the conversion of preferred stock have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Refer to Notes 13 and 15 below for stock options, warrants and the conversion of preferred stock excluded in each year.

(q)   Foreign Currency Translation

      The functional currency of the Company's international operations is the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations. For the year ended December 31, 2000, the Company recorded foreign currency transaction losses of $505,000. Gains and losses resulting from foreign currency transactions were immaterial for 1999 and 1998.

(r)   Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. For the year ended December 31, 2000, one customer accounted for 10.8% of net accounts receivable. For the year ended 1999, no individual customer accounted for 10% or more of net accounts receivable.

(s)   Fair Value of Financial Instruments

      The carrying amounts for the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair market value for short-term and long-term marketable securities is based on quoted market prices where available. The carrying value of Series A redeemable convertible preferred stock approximates fair value. The carrying value of long-term debt and warrants to be issued in connection with the settlement of the class action litigation is based upon the fair value of the instruments to be issued. See factors for determining the fair value of these instruments discussed in Note 12.

(t)   Stock-based Compensation

      The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to adopt only the disclosure provisions of SFAS No. 123.

(u)   Comprehensive Income (Loss)

     Other comprehensive income (loss) recorded by the Company is comprised of accumulated currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.

(v)   Recent Accounting Standards

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," until 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into any material derivative contracts and does not have near term plans to enter into such contracts. Accordingly, the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial position or results of operations of the Company.

(3)   Public Offerings

      On February 10, 1999, the Company sold to the public 3,170,000 shares of Class A common stock for approximately $40.1 million, net of offering costs of $2.7 million. In addition, certain holders of Class B common stock converted 830,000 shares of Class B common stock to Class A common stock in connection with their sale of such shares in the public offering. Class B common stock shares are convertible to Class A common stock shares on a one-to-one basis at the election of the stockholder.

      On June 16, 1998, the Company issued 8,880,000 shares of Class A common stock in an initial public offering, raising $48.2 million, net of offering costs of $5.1 million. In addition, certain stockholders of Class B common stock converted 320,000 shares of Class B common stock to Class A common stock in connection with their sale of such shares in the initial public offering.

      The holders of Class A common stock generally have rights identical to those of holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders.

(4)   Acquisitions

      In December 1999, the Company purchased the intellectual property and other tangible and intangible assets, including the assembled workforce relating to NCR's Teracube project in exchange for 566,372 shares of Class A common stock, valued at $49.6 million, based on the price of the Company's stock at the closing. The Company is developing the Teracube assets in concert with its existing proprietary technology to create a business intelligence platform for data warehouses using NCR's Teradata database. The Company's allocation of the $49.6 million purchase price was $2.8 million for in-process research and development and $46.8 million for tangible and intangible assets including core technology, computer equipment, and assembled workforce. The Company is amortizing the intangible assets over their estimated useful lives, ranging from one to three years.

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

      At the end of 1999, the Company estimated additional expenditures of approximately $900,000 to complete development; however, due to expansion of project scope, the Company incurred expenses of $1.6 million during 2000 and intends to incur additional expenses in 2001 of approximately $700,000 in order to complete development. Remaining development efforts are focused on completing the development of certain sub-products of Teracube that will maximize efficiencies in operation of the Company's business intelligence products. Completion of these projects will be necessary before revenues are produced. Approximately 30% of the final products' estimated cash in-flows are attributable to the acquired Teracube technology. The Company used a discount rate of 35% when estimating the net present value of the projected incremental cash flows. The Company expects to begin deriving revenues in 2001 when certain MicroStrategy products that include the Teracube sub-products are expected to be generally available. If these projects are not successfully developed, the Company may not realize the value assigned to the intangible assets.

      During the years ended December 31, 2000 and 1999, the Company recorded amortization expense of $16.4 million and $341,000, respectively, relating to these intangible assets.

(5)   Investments

      The following summarizes by major security type the fair market value and cost of the Company's investments as of December 31, (in thousands):

                                                 2000              1999
                                            --------------   ---------------
                                            Fair             Fair
                                            Value     Cost   Value      Cost
                                            -----     ----   -----      ----
  Corporate notes......................... $    -   $    -  $ 5,455  $ 5,505
  U.S. agency notes.......................      -        -   13,922   14,000
  Marketable equity securities............  1,085    1,118   23,041   21,546
  Non-publicly traded equity securities...  5,271    5,271        -        -
                                           ------   ------  -------  -------
                                           $6,356   $6,389  $42,418  $41,051
                                           ======   ======  =======  =======

      In December 1999, the Company received 824,742 shares of Xchange, Inc. ("Xchange"), formerly Exchange Applications, Inc., stock valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. The Company sold all of its economic interest in these shares for a net realized gain of $1.5 million during the first two quarters of 2000.

      During 2000, the Company received an additional 805,800 shares of Xchange's stock, valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of their stock, the timing and amount of future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company has written down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

      At December 31, 2000, the Company had net unrealized losses of $33,000 and at December 31, 1999, the Company had net unrealized gains of $1.4 million included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity (deficit).

(6)   Accounts Receivable

      Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

                                                         2000       1999
                                                        -------    -------
     Billed and billable...........................     $84,833    $66,181
     Less: billed and unpaid deferred revenue......     (26,128)   (25,266)
                                                        -------    -------
                                                         58,705     40,915
     Less: allowance for doubtful accounts.........      (9,644)    (3,329)
                                                        -------    -------
                                                        $49,061    $37,586
                                                        =======    =======

      The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7)   Property and Equipment

      Property and equipment consist of the following, as of December 31, (in thousands):

                                                             2000       1999
                                                           -------    -------
     Computer equipment and software.....................  $43,677    $22,940
     Furniture and equipment.............................   18,772      9,595
     Leasehold improvements..............................   13,508      3,647
     Internally developed software.......................   12,409      5,511
                                                           -------    -------
                                                            88,366     41,693
     Less: accumulated depreciation and amortization.....  (26,957)   (11,099)
                                                           -------    -------
                                                           $61,409    $30,594
                                                           =======    =======

      Depreciation and amortization expense related to property and equipment was $16.4 million, $6.6 million, $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(8)   Bank Borrowings

      In March 1999, the Company entered into a line of credit agreement with a commercial bank which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, the Company entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. As of December 31, 2000, the line of credit was secured by $25.9 million of cash and cash equivalents, which is classified as restricted cash in the accompanying consolidated balance sheet. The cash was restricted through February 2001, at which time the agreement was terminated upon the closing of the credit facility agreement discussed in Note 19 below. The modified line of credit accrued interest at LIBOR plus 1.75%, includes a 0.2% unused line of credit fee, and requires monthly payments of interest. As of December 31, 2000, after consideration of outstanding letters of credit, the Company had $18.7 million of borrowing capacity under this credit line. As of December 31, 2000 and 1999, there were no outstanding amounts under the line of credit.

(9)   Deferred Revenue and Advance Payments

      Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

                                                                     2000       1999
                                                                     ----       ----
     Current:
        Deferred product revenue................................   $21,399     $38,164
        Deferred product support and other services revenue.....    48,278      24,267
                                                                   -------     -------
                                                                    69,677      62,431
        Less: billed and unpaid deferred revenue................   (19,374)    (24,403)
                                                                   -------     -------
                                                                   $50,303     $38,028
                                                                   =======     =======
     Non-current:
        Deferred product revenue................................   $13,267      $9,461
        Deferred product support and other services revenue.....    24,747      24,657
                                                                   -------     -------
                                                                    38,014      34,118
        Less: billed and unpaid deferred revenue................    (6,754)       (863)
                                                                   -------     -------
                                                                   $31,260     $33,255
                                                                   =======     =======

      The Company offsets it accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(10)  Income Taxes

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

      U.S. and international components of income (loss) before income taxes were, for the years ended December 31, (in thousands):


                                     2000          1999          1998
                                     ----          ----          ----
     U.S.....................     $(235,703)     $(28,245)     $   206
     Foreign.................       (24,203)       (4,252)      (2,461)
                                  ---------      --------      -------
     Total...................     $(259,906)     $(32,497)     $(2,255)
                                  =========      ========      =======

     The provision for income taxes consists of the following, for the years ended December 31, (in thousands):


                                    2000           1999          1998
                                    ----           ----          ----
     Current:
        Federal..............    $   175         $  --         $    --
        State................        --             --              --
        Foreign..............      1,225          1,246             --
                                  ------         ------        --------
                                  $1,400         $1,246        $    --
                                  ======         ======        ========

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income (loss) before income taxes as follows, for the years ended December 31, (in thousands):


                                                2000          1999        1998
                                                ----          ----        ----
    Income tax benefit at federal
      statutory rate......................    $(88,369)    $(11,374)    $ (766)
    Goodwill amortization and other
      non-deductibles.....................       2,234          351        (72)
    Restructuring and related charges.....       1,528          --         --
    Impact of international operations....     (10,860)        (200)      (787)
    Adjustment for tax method change......         --         1,016        --
    S Corporation income..................         --          (180)      (637)
    Research and development tax credit...         --           (40)       (73)
    Change in valuation allowance.........      96,867       11,673      2,335
                                              --------     --------     ------
                                              $  1,400     $  1,246     $  --
                                              ========     ========     ======

     Significant components of the Company's deferred tax assets and liabilities are as follows, as of December 31, (in thousands):


                                                             2000         1999
                                                             ----         ----
    Deferred tax assets, net:
       Allowances and reserves...........................  $  3,723   $   1,826
       Reserve for litigation settlement.................    37,804         --
       Accrued compensation and expenses.................     1,827       1,214
       Net operating loss carryforwards..................    59,044      17,434
       Deferred revenue adjustment.......................    14,577      12,660
       Investment valuation differences..................     4,596         --
       Rent abatement....................................       545         --
       Amortization......................................     6,809         329
       Acquired in-process research and development......     1,055       1,064
       Alternative minimum tax and contribution
       Carryforwards.....................................       152         --
       Federal and state tax credit carryforwards........     4,335       1,649
       Net unrealized gain/loss on marketable securities.        12         --
                                                          ---------    --------
                                                            134,479      36,176
       Valuation allowance...............................  (124,159)    (25,169)
                                                          ---------    --------
       Deferred tax assets, net of valuation allowance...    10,320      11,007
                                                             ------      ------
    Deferred tax liabilities:
       Prepaid assets....................................       187       3,257
       Depreciation......................................     2,464       2,311
       Capitalized software..............................       540         208
       Capitalized internal software.....................     4,272       1,651
          Deferred costs.................................     1,459         --
       Amortization......................................       --            7
       Unbilled receivables..............................       650       1,558
       Cash to accrual conversion........................       748       1,496
       Net unrealized gain on marketable securities......       --          519
                                                          ---------    --------
       Total deferred tax liabilities....................    10,320      11,007
                                                          ---------    --------
       Total net deferred taxes.......................... $     --     $    --
                                                          =========    ========

      The Company recorded a net $99.0 million increase in the valuation allowance for the year ended December 31, 2000 related to deferred tax assets. As of December 31, 2000 management has concluded that a full valuation allowance is required on the deferred tax assets based on its assessment that the realization of deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109. The Company has foreign net operating loss carryforwards of $20.9 million of which $185,000, $744,000, $2.0 million and $959,000 will expire in 2002, 2003, 2005 and 2007, respectively. The remaining foreign net operating losses of $17.0 million can be carried forward indefinitely. The Company has domestic net operating loss carryforwards of $137.9 million, of which $10.3 million and $127.6 million will expire in 2019 and 2020, respectively. The Company has research and development tax credit carryforwards of $3.7 million expiring in 2018, 2019 and 2020.

      For the years ended December 31, 2000, 1999 and 1998, the Company recorded a total tax provision of $1.4 million, $1.2 million and $0, respectively.

(11)  Commitments and Contingencies

      The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2010. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs and several leases include options for renewal or purchase The Company has also entered into marketing agreements and agreements with content providers expiring at various dates through 2003. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following (in thousands):

     2001..............................    $ 27,754
     2002..............................      26,931
     2003..............................      16,718
     2004..............................      11,832
     2005..............................      11,285
     Thereafter........................      32,195
                                           --------
                                           $126,715
                                           ========

      Total rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $29.4 million, $12.8 million and $4.0 million, respectively.

      As of December 31, 2000, future minimum lease commitments included $12.1 million in commitments for computer software and equipment, $5.2 million in commitments for marketing agreements and $2.8 million in commitments with content providers.

      The Company subleases office space under an operating lease agreement expiring in 2005. As of December 31, 2000, the total future minimum rentals to be received under this noncancellable sublease agreement are $1.6 million in 2001, $1.7 million in 2002, $1.8 million in 2003, $1.8 million in 2004 and $1.6 million in 2005.

      Shares of Class A common stock sold in connection with the Company's public offerings on June 16, 1998 and February 10, 1999, respectively, were sold pursuant to prospectuses that contained financial statements that were subsequently revised. The inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offering and sale of these shares may constitute a violation of the Securities Act.

      If the inclusion of these financial statements that required revision in the registration statements and prospectuses used in the offerings did constitute a violation of the Securities Act, the purchasers in these offerings would have the right for a period of one year from the date that they discovered, or should have discovered with reasonable diligence, that such financial statements required revision in the applicable registration statement and prospectus, but in no event later than three years from the date of the sale of shares to them, to obtain recovery of the consideration paid in connection with their purchase of Class A common stock or, if they have already sold the stock, to sue the Company for damages based upon the difference between the price they paid for Class A common stock and the proceeds they obtained from the sale of the stock. The amount of these damages could be substantial. No provision has been recorded in the Company's consolidated financial statements as management believes that the occurrence of these events is remote.

(12)  Litigation

      The Company and certain of its officers and directors are defendants in a private securities class action lawsuit alleging that they have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to the 1999, 1998 and 1997 financial results. The action has been consolidated in the United States District Court for the Eastern District of Virginia. The class action complaint does not specify the amount of damages sought. In June 2000, purported holders of the Company's common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers of the Company relating to the restatement of financial results for 1999, 1998 and 1997.

      In October 2000, the Company entered into agreements to settle these lawsuits. Both settlements are subject to confirmatory discovery, final documentation, court approval and certain other conditions.

      Under the class action settlement agreements, class members will receive:
1) five-year unsecured promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 550,000 shares of the Company's Class A common stock, with the number of shares to be increased if the market value of the shares, based on the dollar weighted average trading price during a specified trading period prior to the district court settlement hearing, is less than $30 per share so that the minimum value of the shares is $16.5 million; and 3) warrants issued by the Company to purchase 1.9 million shares of the Company's Class A common stock at an exercise price between $40 and $50 per share, based on the dollar weighted average trading price during a specific trading period prior to the district court settlement hearing, with the warrants expiring five years from the date they are issued.

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

      Under the derivative settlement agreement, the Company will add a new, independent director with finance experience to the audit committee of its Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain officers of the Company will contribute a portion of the 550,000 shares of the Company's Class A common stock that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, Sanju K. Bansal and Mark S. Lynch will contribute to the class action settlement shares of Class A common stock held by them with a total value of $10 million.

      Based on the terms of the settlement agreements, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, the Company separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and established an estimate for the cost of the litigation settlement. The details of this estimate are as follows (in thousands):

     Issuance of debt securities....................     $ 69,200
     Issuance of Class A common stock...............       16,500
     Issuance of warrants...........................       13,034
     Legal fees.....................................        3,245
     Administration costs...........................          750
                                                         --------
     Total..........................................      102,729
     Less insurance recoveries......................      (13,000)
                                                         --------
     Net estimated litigation settlement............     $ 89,729
                                                         ========

      The fair value of the debt securities was based on the present value of future cash flows discounted at borrowing rates currently available for debt with similar terms and maturities. Utilizing a market borrowing rate of 12%, a discount of $11.3 million was computed on the debt securities to be issued. Upon the issuance of the debt securities, the discount will be amortized to interest expense over the term of the debt securities.

      The fair value of each warrant was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 119%, risk free interest rate of 6%, expected life of 5 years, and no dividend yield.

      The Company has recorded the unpaid amounts of $99.5 million in the accompanying consolidated balance sheet as a long-term liability pending approval by the courts and satisfaction of certain other conditions and $2.0 million in accounts payable and accrued expenses related to amounts due currently. Upon issuance of the securities, the Company will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. As of December 31, 2000, the Company had paid approximately $1.2 million in legal fees and had received all amounts recoverable from the insurance company.

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

      On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. A hearing has been scheduled for April 2, 2001 for the United States District Court to consider and, if appropriate, approve the class action settlement. No hearing has been scheduled for the Delaware Court of Chancery to review and, if appropriate, approve the derivative settlement.

      In March 2000, the Company was notified that the SEC had issued a formal order of private investigation in connection with matters relating to the Company's restatement of its financial results. The Company cooperated with the SEC in its investigation. On December 14, 2000, the Company consented, without admitting or denying the SEC's findings, to the entry of an administrative cease and desist order finding that the Company had violated certain provisions of the federal securities laws. As a part of the cease and desist order, the Company made a number of undertakings pursuant to which the Company will implement various corporate governance enhancements, hire additional compliance staff and adopt policies and controls relating to our contract administration and financial reporting functions. The cease and desist order imposed no monetary fines or penalties on the Company.

      In connection with the class action lawsuit and shareholder derivative action and the SEC investigation relating to the restatement of financial results for 1999, 1998 and 1997, Mr. Saylor and Mr. Bansal each retained separate legal counsel to defend their individual interests in these legal proceedings. Using a portion of the proceeds received from the insurance company in connection with those proceedings, the Company paid the legal fees of such separate counsel in the amounts of $1.0 million and $335,000 on behalf of Mr. Saylor and Mr. Bansal, respectively, during 2000.

      The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

(13)  Series A Redeemable Convertible Preferred Stock

      In June 2000, the Board of Directors of the Company authorized the issuance of 17,500 shares of Series A redeemable convertible preferred stock with a par value of $0.001 per share. Upon adoption of this resolution, the Company issued 12,500 shares of its Series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of estimated offering costs of $5.4 million. Dividends are cumulative and payable quarterly at a rate of 7% per annum, in cash or in shares of Class A common stock. The preferred stock is currently convertible, at the option of the holders of the preferred stock, into 3,744,152 shares of Class A common stock based on the current conversion price of $33.39 per share. The conversion price may be adjusted at certain future dates, including the first and each subsequent anniversary of the initial issuance date, dependent upon the trading price of the Company's Class A common stock and an agreed upon formula. The preferred stock is also redeemable upon certain triggering events such as suspension from trading or failure of the Company's Class A common stock to be listed on the Nasdaq National Market for a period of five consecutive trading days and other events as defined in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. In the event of redemption upon a triggering event, the preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of December 31, 2000, none of these triggering events have occurred.

      During the second quarter of 2000, the Company recorded a $19.4 million charge attributable to the beneficial conversion feature of the Series A redeemable convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate. The conversion rate was computed based on the volume weighted average price of the stock for the 17 trading days subsequent to the closing date in accordance with the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. If the conversion price is adjusted based upon certain contingent events as specified in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock, such as the failure to maintain the effectiveness of the related registration statement and issuance of certain equity securities, an additional charge per share of outstanding preferred stock may be recorded in the future.

      Holders of the Series A redeemable convertible preferred stock have no voting rights, except as required by law and as provided in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. The preferred stock ranks senior to common stock with respect to distribution and payments upon the liquidation or dissolution of the Company and to resolutions made by the Board of Directors of the Company. Additionally, the Series A redeemable convertible preferred stock has a liquidation preference of $10,000 per share plus an additional amount per share based upon an agreed upon formula.

      In accordance with the terms of the agreements relating to the issuance of Series A redeemable convertible preferred stock, under certain circumstances, the Company may be required to pay substantial penalties to a holder of the preferred stock. Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law. In the third quarter of 2000, the Company incurred $578,000 in penalties as a result of a 14-day delay in the filing of a registration statement registering the shares of Class A common stock issuable upon conversion of and in lieu of dividends on the Series A redeemable convertible preferred stock.

      For the year ended December 31, 2000, the Company paid dividends on such preferred stock of $4.1 million through the issuance of 359,125 shares of Class A common stock in lieu of cash. As of December 31, 2000, the Company has accrued dividends of $599,000 which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. All accrued dividends were paid subsequent to December 31, 2000 through the issuance of 63,146 shares of Class A common stock in lieu of cash.

(14)  Mandatorily Redeemable Convertible Preferred Stock of Consolidated
      Subsidiary

      In October 2000, the Board of Directors of Strategy.com authorized the issuance of 47,884,011 shares of $0.001 par value Series A redeemable convertible preferred stock. Dividends are accreted at a rate of $0.2552 per annum. The preferred stock is automatically convertible into Class A common stock of Strategy.com, at the then effective conversion rate, at the time of an initial public offering resulting in at least $30.0 million of net proceeds to Strategy.com. The preferred shares are mandatorily redeemable for $3.19 per share plus any dividends accrued or declared but unpaid thereon at mandatory redemption dates of October 17, 2005, 2006 and 2007, with the maximum redemption portions at each date being 33%, 50% and 100%, respectively. Each holder of outstanding shares of Series A redeemable convertible preferred stock of Strategy.com shall be entitled to the number of votes equal to the number of whole shares of Strategy.com common stock into which the shares of Series A redeemable convertible preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matters. Additionally, the preferred stock has a liquidation preference of $3.19 per share plus any dividends accrued or declared but unpaid thereon.

     In October 2000, Strategy.com issued 13,401,253 shares of Series A redeemable convertible preferred stock to a group of institutional and accredited investors in exchange for $39.8 million, net of offering costs of approximately $3.0 million, in an initial closing. In January 2001, Strategy.com completed this round of financing in a second closing and issued an additional 3,134,796 shares for proceeds of $10.0 million. The investors own approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. The remaining 84% economic interest continues to be owned by the Company and the Company maintains approximately 98% of the voting interest in Strategy.com.

      During the year ended December 31, 2000, the Company has accreted dividends of $713,000 on the preferred stock of its consolidated subsidiary, Strategy.com. The dividends on Strategy.com's preferred stock are classified as minority interest in the accompanying consolidated statements of operations. No other minority interest has been recorded as all losses of Strategy.com are included in the consolidated financial statements of the Company.

(15)  Stockholders' Equity

(a)   Stock Split

      In January 2000, the Company's Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a stock dividend. The stock dividend was distributed on January 26, 2000 to stockholders of record as of January 20, 2000. Stockholders' equity has been restated to give retroactive recognition to the split for all periods presented by reclassifying the par value of the additional shares arising from the split from paid-in capital to common stock. All references to share and per share amounts for all periods presented have been restated to reflect this stock split.

(b)   Stock Plans

      In February 1996, Microstrategy adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of Microstrategy. A total of 12,282,664 shares of Class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 2000, options to purchase 15,337,838 shares have been granted, of which 4,289,640 have been canceled. As of December 31, 2000, 1,234,466 shares are available for grant under the 1996 Stock Plan. The Company is no longer issuing options under this plan.

      In March 1997, Microstrategy adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options on the Company's Class A common stock to employees of MicroStrategy France SARL, the Company's French subsidiary. A total of 600,000 shares of Class A common stock are reserved under the 1997 Stock Option Plan for French Employees. As of December 31, 2000, options to purchase 377,618 shares have been granted. As of December 31, 2000, 268,161 shares are available for grant under the 1997 Stock Option Plan for French Employees.

      In September 1997, Microstrategy adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of Microstrategy. A total of 600,000 shares of Class A common stock are reserved under the 1997 Director Option Plan, as amended. As of December 31, 2000, options to purchase 440,000 shares have been granted. As of December 31, 2000, 160,000 shares are available for grant under the 1997 Director Option Plan.

      In April 1999, Microstrategy adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees and officers of Microstrategy. A total of 11,000,000 shares of Class A common stock are reserved under the 1999 Stock Option Plan, as amended. As of December 31, 2000, options to purchase 12,992,404 shares have been granted, of which 2,390,039 have been canceled. As of December 31, 2000, 397,635 shares are available for grant under the 1999 Stock Option Plan.

      Shares of Class A common stock will be issued upon exercise of any of the stock options granted under the stock plans. Stock options granted to date generally vest ratably over five years from the date of grant and expire ten years after grant. The stock option exercise price of incentive options under Microstrategy's stock option plans may not be less than the determined fair market value at the date of grant.

A summary of the status of the Microstrategy's stock option plans is presented (in thousands, except per share data):

                                                          Price per Share                      Options Exercisable
                                                          ---------------                      -------------------
                                                                                                             Weighted
                                                                                  Weighted    Number of       Average
                                                  Shares            Range          Average     Shares      Exercise Price
                                                  ------            -----          -------     ------      --------------
      Balance, December 31, 1996............       4,919       $ 0.25-- 0.63       $ 0.42
         Granted............................       5,321         0.75-- 2.00         1.22
         Exercised..........................         --                   --           --
         Canceled...........................        (416)        0.25-- 1.25         0.55
                                                  ------       -------------       ------
      Balance, December 31, 1997............       9,824         0.25-- 2.00         0.85         913          $0.41
         Granted............................       3,753         2.00--21.25         7.14
         Exercised..........................        (700)        0.25-- 2.00         0.53
         Canceled...........................        (726)        0.25--19.13         1.98
                                                  ------       -------------       ------
      Balance, December 31, 1998............      12,151         0.25--21.25         2.73       2,292          $1.04
         Granted............................       5,245        7.75--115.66        28.42
         Exercised..........................      (2,513)        0.25--20.00         1.26
         Canceled...........................      (2,065)        0.25--48.31         4.38
                                                  ------       -------------       ------
      Balance, December 31, 1999............      12,818        0.25--115.66        13.07       2,128          $4.11
         Granted............................       9,929       10.50--313.00        40.48
         Exercised..........................      (1,968)        0.25--22.09         2.41
         Canceled...........................      (3,537)       0.25--313.00        36.24
                                                  ------       -------------       ------
      Balance, December 31, 2000............      17,242        $0.25-313.00       $25.70       2,976         $12.60

                        Options Outstanding at                            Options Exercisable at
                           December 31, 2000                                 December 31, 2000
                           -----------------                                 -----------------
                                        Weighted Average
                                           Remaining
               Range of      Number of  Contractual Life   Weighted Average    Number of   Weighted Average
           Exercise Prices     Shares       (Years)         Exercise Price      Shares      Exercise Price
           ---------------     ------       -------         --------------      ------      --------------
          $ 0.25  --  0.75     1,191          5.1              $  0.49            596          $  0.49
            1.00  --  1.50     1,792          6.1                 1.23            748             1.24
            1.51  --  4.00       949          6.5                 2.38            213             2.38
            4.01  --  8.00       543          6.2                 5.81            225             5.90
            8.01  -- 14.00     1,994          6.8                11.10            459            11.16
           14.01  -- 22.00     5,738          8.9                20.54            351            18.18
           22.01  -- 35.00     1,133          7.8                27.18             88            27.71
           35.01  -- 70.00     2,708          8.7                43.03            166            44.59
           70.01  --140.00       871          8.3               101.69            115            88.82
          140.01  --313.00       323          8.7               177.45             15           167.09
                              ------          ---               ------           -----          ------
                              17,242          7.7               $25.70           2,976          $12.60

      In October 2000, Strategy.com adopted the 2000 Strategy.com Stock Option Plan, which provides for grants of stock options to eligible employees, officers, and non-employees of Strategy.com. A total of 17,200,000 shares of Strategy.com Class A common stock are reserved under the 2000 Strategy.com Stock Option Plan. As of December 31, 2000, options to purchase 3,651,430 and 2,479,900 shares have been granted to employees of Strategy.com and MicroStrategy, respectively. As of December 31, 2000, 11,082,670 shares are available for grant under the 2000 Strategy.com Stock Option Plan.

      Shares of Strategy.com Class A common stock will be issued upon exercise of any stock options granted under the stock plan. Stock options granted to date vest over approximately five years from the date of grant and expire ten years after grant. The stock option exercise price of incentive options under Strategy.com's stock option plan may not be less than the determined fair value at the date of grant.

     A summary of the status of the 2000 Strategy.com Stock Option Plan is presented (in thousands, except per share data):

                                                    Weighted Average
                                                     Exercise Price
                                          Shares        Per Share
                                          ------        ---------
     Balance, December 31, 1999.......       --              --
        Granted.......................    6,131           $2.75
        Exercised.....................       --              --
        Canceled......................      (14)           2.75
                                          -----           -----
     Balance, December 31, 2000.......    6,117           $2.75

      All options under the 2000 Strategy.com Stock Option Plan were granted at the then determined per share fair market value at the date of grant of $2.75. These options will expire if not exercised by December 2010 and the weighted average remaining contractual life of the options outstanding at December 31, 2000 is approximately 9.9 years. At December 31, 2000, there were 11,750 options vested but not exercisable under the 2000 Strategy.com Stock Option Plan, all of which related to international employees.

      During 1998, Microstrategy adopted the 1998 Employee Stock Purchase Plan and reserved 800,000 shares, subject to annual increases. As of December 31, 2000, a total of 1,000,000 shares of common stock were reserved. The Purchase Plan became effective upon the completion of the Microstrategy's initial public offering. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31 2000, 758,465 shares have been issued under the plan.

      If compensation expense had been recorded based on the fair value at the grant dates for awards under the stock option and purchase plans as set forth in SFAS 123, "Accounting for Stock-based Compensation," the Company's net loss would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

                                                              2000        1999       1998
                                                              ----        ----       ----
     Net loss:
        As reported......................................   $(285,368)   $(33,743)  $(2,255)
        Pro forma........................................   $(349,414)   $(42,358)  $(5,229)
     Basic and diluted net loss per share, as reported...   $   (3.58)   $  (0.44)  $ (0.03)
     Pro forma basic and diluted net loss per share......   $   (4.38)   $  (0.55)  $ (0.08)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under Microstrategy's stock option plans issued during 2000, 1999 and 1998, respectively: volatility factors of 119%, 95% and 80%, risk-free interest rates of 6%, 6% and 5%, weighted-average expected life of 5 years, and no dividend yields.

      The following assumptions were used for shares issued during 2000, 1999 and 1998, respectively, under the Employee Stock Purchase Plan: volatility factors of 119%, 96% and 80%, risk free interest rates of 6%, 5% and 5%, weighted-average expected life of 6 months, and no dividend yields. The pro forma amounts for options granted prior to the Microstrategy's initial public offering are based on the minimum value method proscribed by SFAS 123.

      The following assumptions were used for shares issued during 2000 to employees of MicroStrategy under the 2000 Strategy.com Stock Option Plan: volatility factor of 131%, risk free interest rate of 5%, weighted-average expected life of 10 years, and no dividend yield.

      The following assumptions were used for shares issued during 2000 to employees and directors of Strategy.com under the 2000 Strategy.com Stock Option
Plan: volatility factor of 131%, risk free interest rate of 5%, weighted-average expected life of 6 years, and no dividend yield.

      The grant date fair value of grants made under Microstrategy's stock option plans during 2000, 1999 and 1998 are $32.58, $21.44 and $9.52, respectively. The fair value of grants made to employees of MicroStrategy and Strategy.com under the 2000 Strategy.com Stock Option Plan during 2000 is $2.67 and $2.49, respectively.

      During the year ended December 31, 1998, Microstrategy granted options to purchase 3,753,380 shares of Class A common stock, of which options to purchase 1,071,670 shares of Class A common stock were granted at exercise prices below fair market value. The Company is amortizing $1.4 million of compensation expense related to these options ratably over the five-year vesting period. For the years ended December 31, 2000, 1999 and 1998, the Company recorded compensation expense of $271,000, $269,000 and $186,000, respectively. The Company will record compensation expense of $270,000 in 2001 and 2002 and $84,000 in 2003, if all of the related options vest.

(c) Distribution to S Corporation Stockholders

      In 1998, the Company declared a $10.0 million dividend to the existing stockholders of the S corporation in the form of short-term one-year notes prior to the termination of the Company's S corporation election, which occurred immediately prior to the initial public offering. The notes issued to the existing stockholders of the Company bore interest at the applicable federal rate for short-term obligations and were repaid in 1999.

(d) Stock Warrants

      In June 1999, the Company issued warrants to a customer to purchase 14,000 shares of Class A common stock at $12.47 per share, which immediately vested and were exercisable upon issuance. The fair value of the warrants of $139,000 was recorded as a reduction of revenue at the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following assumptions: volatility factor of 80%, weighted average expected life of 8 years, risk-free interest rate of 6%, and no dividend yield. As of December 31, 2000, the customer had exercised all 14,000 warrants in its possession.

      In December 1998, the Company issued warrants to a customer to purchase 100,000 shares of Class A common stock at $11.75 per share, which become exercisable ratably over the five-year vesting period. The fair value of the warrants of $934,000 was recorded as general and administrative expense at the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following assumptions: volatility factor of 80%, weighted average expected life of 5 years, risk-free interest rate of 5%, and no dividend yield. As of December 31, 2000, the customer had exercised 21,666 warrants in its possession.

(e) Other stock-related transaction

      In June 2000, the Company entered into an agreement with the controlling stockholder of a software integrator. The primary purpose of the agreement was to grant the Company the right to hire certain employees of the software integrator. In exchange, the Company issued 57,143 shares of Class A common stock to the controlling stockholder, which had a value of $1.6 million as of the consummation date and which are restricted until registered with the SEC. The Company will issue up to $3.4 million in additional shares of Class A common stock over the next two years at the then current market price of the Class A common stock on the date of issuance based on an agreed upon formula including revenue and attrition objectives. The Company recorded the initial issuance of stock as an intangible asset in the amount of $1.6 million and has recognized $451,000 of amortization expense through December 31, 2000. The Company is amortizing the intangible asset over its estimated period of benefit of two years.

(16) Employee Benefit Plan

      The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) Plan (the "Plan"). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation not to exceed the federally determined maximum allowable contribution. The Plan permits for discretionary company contributions; however, no contributions were made for the years presented.

(17) Segment Information

      The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform provides scalable, sophisticated and maintainable solutions that enable businesses to develop and deploy business intelligence systems. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Strategy.com's hosted one-to-one messaging platform enables third-party content providers to offer their customers highly personalized, timely information services through a wide variety of delivery methods including the web, wireless applications protocol-enabled devices, e-mail, mobile phone, fax, pager and regular telephone. Revenues are derived from license fees, programming services, and subscriber and messaging services. The Company began operating its business as two segments in the latter part of 1999. Prior years' segment information has been restated to reflect the operations of Strategy.com.

      The accounting policies of both segments are the same as those described in the summary of significant accounting policies. Prior to the establishment of Strategy.com as a stand-alone subsidiary in October 2000, certain corporate support costs were allocated to Strategy.com based on factors such as headcount, gross asset value and the specific level of activity directly related to such costs. Upon completion of the reorganization which resulted in the establishment of Strategy.com as a stand-alone subsidiary, the Company entered into various intercompany agreements whereby consulting services, sales and marketing activities and administrative services are provided by MicroStrategy to Strategy.com for a fee based on rates and factors specified in the agreements. These rates and factors for determining fees are based upon the same allocations utilized prior to the reorganization and include factors such as headcount, gross asset value and specific level of activity directly related to such services.

      The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                           MicroStrategy
                                              Platform    Strategy.com    Consolidated
                                              --------    ------------    ------------
Year ended December 31, 2000
   Total license and service revenues ....   $ 215,261      $  8,669        $ 223,930
   Gross profit (loss) ...................     137,700        (1,741)         135,959
   Depreciation and amortization .........      29,622         5,268           34,890
   Operating expenses ....................     255,540        44,252          299,792
   Loss from operations ..................    (117,840)      (45,993)        (163,833)
   Total assets ..........................     198,331        60,756          259,087
Year ended December 31, 1999
   Total license and service revenues ....   $ 151,258      $     --        $ 151,258
   Gross profit ..........................     114,225            --          114,225
   Depreciation and amortization .........       6,839         1,000            7,839
   Operating expenses ....................     139,522         9,236          148,758
   Loss from operations ..................     (25,297)       (9,236)         (34,533)
   Total assets ..........................     195,150         8,218          203,368
Year ended December 31, 1998
   Total license and service revenues ....   $  95,489      $     --        $  95,489
   Gross profit ..........................      75,708            --           75,708
   Depreciation and amortization .........       3,242             8            3,250
   Operating expenses ....................      77,916           341           78,257
   Loss from operations ..................      (2,208)         (341)          (2,549)
   Total assets ..........................      76,476            95           76,571

      The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets and long-term investments, relating to the Company's geographic regions (in thousands):

                                                     Domestic       International    Consolidated
                                                     --------       -------------    ------------
     Year ended December 31, 2000
        Total license and service revenues...        $168,138         $ 55,792        $ 223,930
        Long-lived assets....................          95,603            3,340           98,943
     Year ended December 31, 1999
        Total license and service revenues...        $114,907         $ 36,351        $ 151,258
        Long-lived assets....................          78,159            2,028           80,187
     Year ended December 31, 1998
        Total license and service revenues...        $ 70,573         $ 24,916        $  95,489
        Long-lived assets....................          13,776            2,754           16,530

      Transfers of $12.7 million, $8.3 million and $6.6 million for the year ended December 31, 2000, 1999 and 1998, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

      For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for 10% or more of consolidated total revenue.

(18) Restructuring and Related Charges

      During 2000, the Company announced a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a reduction of the Company's workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of a number of new jobs for which candidates had not yet started with the Company. As a result of the reduction in headcount, the Company plans to consolidate its facilities located in the vicinity of its Northern Virginia headquarters. In addition, the Company is eliminating or reducing certain quarterly corporate events, including the cancellation of its annual cruise. Finally, the Company is reducing expenditures on external consultants and contractors across all functional areas.

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

      The following table sets forth a summary of these restructuring costs and related charges (in thousands):

Severance and rescinded employment offers.........................      $ 2,854
Stock grant and applicable payroll taxes..........................        3,192
Compensation expense on accelerated stock options                         1,483
Elimination of corporate events...................................        2,838
Write-off of impaired assets......................................          360
Accrual for professional fees.....................................          108
                                                                        -------
Total restructuring costs and related charges.....................      $10,835
                                                                        =======

      Included in the $10.8 million restructuring charge incurred during 2000 are $6.2 million of cash costs and $4.6 million in non-cash related costs. Substantially all restructuring costs and related charges had been paid as of December 31, 2000. The unpaid amount of $48,000 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(19) Subsequent Events

      On February 9, 2001, the Company entered into a loan and security agreement which provides for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes (the "Credit Facility"). The Credit Facility consists of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to certain borrowing base limitations, as defined in the agreement. The Credit Facility, which matures in February 2004, is collateralized by substantially all of the Company's assets, and replaces the previous line of credit agreement. On February 9, 2001, the Company borrowed $10.0 million under the term loan.

      At the Company's option, borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR plus 3.25% or 3.75% or at a variable rate equal to the prime rate plus 1.50% or 2.00%, depending on the outstanding balance. The Credit Facility also includes a 1.50% unused letter of credit fee and requires monthly payments of interest and other fees beginning on the first day of the month following the execution of the agreement. Borrowings under the term loan are based upon certain levels of maintenance revenue and bear interest at a variable rate equal to the prime rate plus 3.00%. In addition to the interest and other fees on borrowings under the Credit Facility, the lender has been granted warrants to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein.

      Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, limitations on capital expenditures ($11.2 million in 2001, $14.4 million in 2002 and $21.0 million in 2003), minimizing the ability to invest further in subsidiaries, and limitations on incurring additional indebtedness.

      On March 20, 2001, NCR Corporation asked the Company to consider licensing certain technology which NCR alleges is covered under patents that they hold. NCR has implied that if the Company is unwilling to license this technology they may seek to enforce their patents against the Company. Management has not yet had an opportunity to fully review these matters. In the event
NCR seeks to enforce any of these patents and if such patents are found to be valid and enforceable against the Company, the Company's business, operating results and financial condition may be materially adversely affected. The Company is not currently able to estimate the potential range of loss and the outcome of the uncertainty is unknown. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

(20) Selected Quarterly Financial Data (Unaudited)

      The following tables contain unaudited Statement of Operations information for each quarter of 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                  (in thousands, except per share data)

                                            Quarter Ended

                                  March 31     June 30   September 30  December 31     Year
1999
Revenues ......................   $ 29,322    $ 40,465    $  35,309    $ 46,162    $ 151,258
Gross profit ..................     22,193      31,996       25,442      34,594      114,225
Net loss ......................     (3,804)         (3)     (12,774)    (17,162)     (33,743)
Net loss attributable to common
     stockholders .............     (3,804)         (3)     (12,774)    (17,162)     (33,743)
Basic and diluted net loss per
     share ....................      (0.05)         --        (0.17)      (0.22)       (0.44)

2000
Revenues ......................   $ 50,615    $ 50,344    $  64,855    $ 58,116    $ 223,930
Gross profit ..................     34,249      28,176       38,582      34,952      135,959
Net loss ......................    (32,850)    (52,142)    (168,228)     (8,086)    (261,306)
Net loss attributable to common
     stockholders .............    (32,850)    (71,829)    (170,416)    (10,273)    (285,368)
Basic and diluted net loss per
     share ....................      (0.42)      (0.90)       (2.13)      (0.13)       (3.58)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Vienna, Commonwealth of Virginia, on this 30th day of March, 2001.

                                       MICROSTRATEGY INCORPORATED
                                       (Registrant)

                                       By:   /s/ Michael J. Saylor
                                           -------------------------------------
                                           Name: Michael J. Saylor
                                           Title: Chairman of the Board of
                                           Directors and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                         Position                                  Date
--------------------------------------       --------------------------------------------         ------------------

    /s/ Michael J. Saylor                    Chairman of the Board of Directors and Chief
--------------------------------------       Executive Officer
           Michael J. Saylor                 (Principal Executive Officer)                           March 30, 2001


   /s/ Eric F. Brown                         President and Chief Financial Officer                   March 30, 2001
--------------------------------------       (Principal Financial and Accounting Officer)
             Eric F. Brown

   /s/ Sanju K. Bansal                       Director                                                March 30, 2001
--------------------------------------
            Sanju K. Bansal

  /s/ Frank A. Ingari                        Director                                                March 30, 2001
--------------------------------------
            Frank A. Ingari

                                             Director
--------------------------------------
          Jonathan J. Ledecky

  /s/ John W. Sidgmore                       Director                                                March 30, 2001
--------------------------------------
            John W. Sidgmore

  /s/ Ralph S. Terkowitz                     Director                                                March 30, 2001
--------------------------------------
           Ralph S. Terkowitz

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNT

              For the years ended December 31, 1998, 1999 and 2000
                                 (in thousands)

     Allowance for doubtful accounts

                      Balance at     Additions                     Balance at
                     beginning of   charged to                     the end of
                     the period      expenses      Deductions      the period
                     ----------      --------      ----------      ----------
31-Dec-98 .....           770          1,468           (653)         1,585
31-Dec-99 .....         1,585          4,625         (2,881)         3,329
31-Dec-00 .....         3,329         10,129         (3,814)         9,644

                                INDEX TO EXHIBITS

     Exhibit
     Number    Description
     ------    -----------

      3.1 Amended and Restated Certificate of Incorporation of the registrant, as amended (Filed as Exhibit 3.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

      3.2 Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein).

      3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant (Filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24435) and incorporated by reference herein).

      3.4 Bylaws of the registrant (Filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

      4.1 Form of Certificate of Class A Common Stock of the registrant (Filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

      10.1     1996 Stock Plan (as amended) of the registrant (Filed as Exhibit
               10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).

      10.2 1997 Stock Option Plan for French Employees of the registrant (Filed as Exhibit 10.6 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

      10.3 1997 Director Option Plan (as amended) of the registrant (Filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.4     1998 Employee Stock Purchase Plan of the registrant (Filed as
               Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).

      10.5 1999 Stock Option Plan of the registrant (Filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.6 Amendment No. 1 to the 1999 Stock Option Plan of the registrant (Filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24435) and incorporated by reference herein).

      10.7 Master Lease Agreement No. VAC180, dated November 1, 1999, between MLC Group, Inc. and the registrant (Filed as Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.8 Letter Agreement, dated December 1, 1999, between ePlus, Inc. (f/k/a MLC Group, Inc.) and the registrant (Filed as Exhibit 10.9 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

     Exhibit
     Number    Description
     ------    -----------

      10.9 Software Development and OEM Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.10 Software License Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit
               10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.11 Value-Added Reseller Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit
               10.12 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.12 Payment and Registration Rights Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (Filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.13 DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation (Filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.14 Memorandum of Understanding (Purchase), dated as of September 30, 1999, between, the registrant and NCR Corporation (Filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.15 Memorandum of Understanding (Joint Marketing), dated as of September 30, 1999, between the registrant and NCR Corporation (Filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.16 Asset Purchase Agreement, dated December 23, 1999, between the registrant and NCR Corporation (Filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.17 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (Filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

      10.18 Registration Rights Agreement, dated as of June 17, 2000, by and among MicroStrategy Incorporated and each of the signatories thereto (Filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 19, 2000 and incorporated by reference herein).

      10.19 Series A Preferred Stock Purchase Agreement by and among Strategy.com Incorporated, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit
               10.1 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.20 Amended and Restated Certificate of Incorporation of Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.2 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

     Exhibit
     Number    Description
     ------    -----------

      10.21 Investor Rights Agreement by and among Strategy.com Incorporated, the registrant, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit 10.3 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.22 Stockholders' Voting Agreement by and among Strategy.com Incorporated, the registrant, Aether Capital LLC and the other parties thereto, dated as of October 18, 2000 (Filed as Exhibit
               10.4 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.23 Memorandum of Understanding by and among the registrant, Strategy.com Incorporated and certain other affiliates of the registrant, dated as of October 17, 2000 (Filed as Exhibit 10.5 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.24 United States Intellectual Property Assignment and License Back Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.6 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.25 U.S. Intellectual Property License Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as Exhibit 10.7 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.26 U.S. Software License Agreement by and between the registrant and Strategy.com Incorporated, dated as of October 17, 2000 (Filed as
               Exhibit 10.8 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.27 International Software License Agreement by and between MicroStrategy International II Limited and Strategy.com International Limited, dated as of October 17, 2000 (Filed as
               Exhibit 10.9 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.28 International Intellectual Property License Agreement by and between MicroStrategy International II Limited and Strategy.com International Limited, dated as of October 17, 2000 (Filed as
               Exhibit 10.10 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on November 6, 2000 and incorporated by reference herein).

      10.29 Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001.

      10.30 Loan and Security Agreement by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.1 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

      10.31 General Continuing Guaranty by and among the registrant, Aventine Incorporated, MicroStrategy Capital Corporation and MicroStrategy Management Corporation, dated as of February 9, 2001 (Filed as
               Exhibit 10.2 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

     Exhibit
     Number    Description
     ------    -----------

      10.32 Security Agreement by and among the registrant, Aventine Incorporated, MicroStrategy Capital Corporation, MicroStrategy Management Corporation and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.3 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

      10.33 Warrant to Purchase Class A Common Stock of the registrant, dated February 9, 2001, issued to 10.33 Woothill Capital Corporation (Filed as Exhibit 10.4 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

      10.34 Registration Rights Agreement by and between the registrant and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.5 to the registrant's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

      21.1     Subsidiaries of the registrant.

      23.1     Consent of PricewaterhouseCoopers LLP.