Form 10-Q
period 2001-03-31
MICROSTRATEGY INC
filed 2001-05-15
CIK 1050446

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                      1861 International Drive, McLean, VA
                    (Address of Principal Executive Offices)

                                      22102
                                   (Zip Code)

                                  51-0323571
                           (I.Identification Number)


      Registrant's telephone number, including area code: (703) 848-8600

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's Class A common stock and Class B common stock outstanding on May 1, 2001 was 31,100,485 and 50,975,624, respectively.

                          MICROSTRATEGY INCORPORATED

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.........     1

            Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and
            2000 (unaudited)...........................................................................     2

            Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and
            2000 (unaudited)...........................................................................     3

            Notes to Consolidated Financial Statements (unaudited).....................................     4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......    13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................    35

PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings..........................................................................    37


Item 6.     Exhibits and Reports on Form 8-K...........................................................    38

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MICROSTRATEGY INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                 ---------------  -----------------
                                                                                   (unaudited)
Assets
     Current assets:
        Cash and cash equivalents............................................... $        86,825  $         67,685
        Restricted cash.........................................................             400            25,884
        Short-term investments..................................................           4,208             1,085
        Accounts receivable, net................................................          35,129            49,061
        Prepaid expenses and other current assets...............................          11,122            11,158
                                                                                 ---------------  ----------------
           Total current assets.................................................         137,684           154,873
                                                                                 ---------------  ----------------
     Property and equipment, net................................................          59,251            61,409
     Long-term investments......................................................             250             5,271
     Goodwill and intangible assets, net of accumulated amortization
        of $22,419 and $18,170 respectively.....................................          30,051            34,300
     Deposits and other assets..................................................           3,810             3,234
                                                                                 ---------------  ----------------
           Total assets......................................................... $       231,046  $        259,087
                                                                                 ===============  ================

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
        Accounts payable and accrued expenses................................... $        29,655  $         35,025
        Accrued compensation and employee benefits..............................          18,588            26,929
        Deferred revenue and advance payments...................................          50,036            50,303
        Working capital line of credit..........................................             291                 -
        Current portion of long-term debt.......................................           3,047                 -
                                                                                 ---------------  ----------------
           Total current liabilities............................................         101,617           112,257
                                                                                 ---------------  ----------------
     Deferred revenue and advance payments......................................          25,400            31,260
     Accrued litigation settlement..............................................          89,819            99,484
     Term loan..................................................................           5,884                 -
     Other long-term liabilities................................................           1,509             1,509
                                                                                 ---------------  ----------------
           Total liabilities....................................................         224,229           244,510
                                                                                 ---------------  ----------------
Commitments and contingencies
     Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, and 13 shares issued and
        outstanding.............................................................         120,126           119,585
     Mandatorily redeemable convertible preferred stock of consolidated subsidiary, par value $0.001 per share, 47,884 shares authorized,
        16,536 and 13,401 shares issued and outstanding, respectively...........          51,678            40,530
     Stockholders' equity (deficit):
        Preferred stock undesignated, par value $0.001 per share, 4,982
           shares authorized, no shares issued or outstanding...................               -                 -
        Class A common stock, par value $0.001 per share, 330,000 shares authorized, 30,655 and 28,736 shares issued and outstanding,
           respectively.........................................................              31                29
        Class B common stock, par value $0.001 per share, 165,000 shares authorized, 50,976 and 52,033 shares issued and outstanding,
           respectively.........................................................              51                52
        Additional paid-in capital..............................................         154,605           152,821
        Deferred compensation...................................................            (557)             (624)
        Accumulated other comprehensive income..................................             713             1,443
        Accumulated deficit.....................................................        (319,830)         (299,259)
                                                                                 ---------------  ----------------
           Total Stockholders' Equity (Deficit).................................        (164,987)         (145,538)
                                                                                 ---------------  ----------------
           Total Liabilities and Stockholders' Equity (Deficit)................. $       231,046  $        259,087
                                                                                 ===============  ================

      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             MICROSTRATEGY INCORPORATED

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                  (unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ----------------------------
                                                                                         2001           2000
                                                                                     -------------  -------------
Revenues:
     Product licenses...........................................................     $     19,552   $     26,011
     Product support and other services.........................................           31,832         24,604
                                                                                     -------------  -------------
        Total revenues..........................................................           51,384         50,615
                                                                                     -------------  -------------
Cost of revenues:
     Product licenses...........................................................            1,435            605
     Product support and other services.........................................           18,614         15,761
                                                                                     -------------  -------------
        Total cost of revenues..................................................           20,049         16,366
                                                                                     -------------  -------------
Gross profit....................................................................           31,335         34,249
                                                                                     -------------  -------------
Operating expenses:
     Sales and marketing........................................................           28,464         41,512
     Research and development...................................................           14,012         16,200
     General and administrative.................................................           13,316         12,118
     Amortization of intangible assets..........................................            4,249          3,906
                                                                                     -------------  -------------
        Total operating expenses................................................           60,041         73,736
                                                                                     -------------  -------------
Loss from operations............................................................          (28,706)       (39,487)
Financing and other income (expenses):
     Interest income............................................................            1,378            460
     Interest expense...........................................................             (284)            (3)
     (Loss) gain on investments.................................................           (1,097)         6,430
     Provision for litigation settlement........................................            9,665              -
     Minority interest..........................................................           (1,148)             -
     Other......................................................................              (90)             -
                                                                                     -------------  -------------
        Total financing and other (expenses) income.............................            8,424          6,887
                                                                                     -------------  -------------
Loss before income taxes........................................................          (20,282)       (32,600)
Provision for income taxes......................................................              289            250
                                                                                     -------------  -------------
Net loss........................................................................          (20,571)       (32,850)
                                                                                     -------------  -------------
Preferred stock dividends.......................................................           (2,158)             -
                                                                                     -------------  -------------
Net loss attributable to common stockholders....................................     $    (22,729)  $    (32,850)
                                                                                     =============  =============
Basic and diluted net loss per share............................................     $      (0.28)  $      (0.42)
                                                                                     =============  =============
Weighted average shares outstanding used in computing basic
     and diluted net loss per share.............................................           81,269         78,926
                                                                                     =============  =============

      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          MICROSTRATEGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                 ---------------------------------
                                                                                                     2001               2000
                                                                                                 --------------     --------------
Operating activities:
      Net loss...............................................................................    $     (20,571)     $     (32,850)
      Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation and amortization.....................................................            9,588              6,131
           Provision for doubtful accounts...................................................            2,511                507
           Amortization of deferred stock option compensation................................               67                 67
           Realized loss (gain) on sale and write-down of short-term investments.............            1,097             (6,430)
           Loss on disposals of property and equipment.......................................              127                  -
           Non-cash reduction in provision for litigation settlement.........................           (9,665)                 -
           Amortization of loan costs and other..............................................               53                  -
           Minority interest.................................................................            1,148                  -
      Changes in operating assets and liabilities:
           Accounts receivable...............................................................           10,434              1,370
           Prepaid expenses and other current assets.........................................              432              3,106
           Deposits and other assets.........................................................             (314)            (1,368)
           Accounts payable and accrued expenses, compensation and employee benefits.........          (14,977)             9,928
           Deferred revenue and advance payments.............................................           (6,411)            (1,898)
                                                                                                 --------------     --------------
                Net cash used in operating activities........................................          (26,481)           (21,437)
                                                                                                 --------------     --------------
Investing activities:
      Purchases of property and equipment....................................................           (3,351)            (9,937)
      Proceeds from sales of property and equipment..........................................               38                  -
      Purchases of intangible assets.........................................................                -             (2,313)
      Purchases of short-term investments....................................................           (1,599)            (1,496)
      Maturities of short-term investments...................................................                -              5,500
      Proceeds from sales of short-term investments..........................................                -             17,204
      Proceeds from exchange of short-term investment........................................            2,166                  -
      Decrease in restricted cash............................................................           25,484                  -
                                                                                                 --------------     --------------
                Net cash provided by investing activities....................................           22,738              8,958
                                                                                                 --------------     --------------
Financing activities:
      Proceeds from sale of Class A common stock and exercise of stock options, net
           of offering costs.................................................................            3,471              4,379
      Proceeds from sale of redeemable convertible preferred stock of consolidated
           subsidiary, net of offering costs.................................................           10,000                  -
      Borrowings under term loan in connection with the Credit Facility......................           10,000                  -
                                                                                                 --------------     --------------
                Net cash provided by financing activities....................................           23,471              4,379
                                                                                                 --------------     --------------
                Effect on foreign exchange rate changes on cash and cash equivalents.........             (588)              (307)
                                                                                                 --------------     --------------
Net increase (decrease) in cash and cash equivalents.........................................           19,140             (8,407)
Cash and cash equivalents, beginning of period...............................................           67,685             25,941
                                                                                                 --------------     --------------
Cash and cash equivalents, end of period.....................................................    $      86,825      $      17,534
                                                                                                 ==============     ==============
Supplemental disclosure of noncash investing and financing activities:
      Stock received in exchange for product and services....................................    $         762      $           -
                                                                                                 ==============     ==============
      Payment of preferred stock dividends through the issuance of Class A common
           stock.............................................................................    $        (599)     $           -
                                                                                                 ==============     ==============
      Issuance of warrants in connection with the Credit Facility............................    $        (414)     $           -
                                                                                                 ==============     ==============
      Repayment of term loan through use of line of credit...................................    $        (278)     $           -
                                                                                                 ==============     ==============

      The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                          MICROSTRATEGY INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Basis of Presentation

      The consolidated balance sheet of MicroStrategy Incorporated ("MicroStrategy" or the "Company") as of March 31, 2001, the related consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

      The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      The Company has incurred substantial losses for the three months ended March 31, 2001 and each of the three years in the period ended December 31, 2000. For the three months ended March 31, 2001, the Company incurred a loss from operations of $28.7 million and negative cash flows from operations of $26.5 million. As of March 31, 2001, the Company had an accumulated deficit of $319.8 million. The Company has taken several actions to reduce operating expenses, including reducing headcount and curtailing discretionary expenses. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy or in Strategy.com or alternative finance sources for Strategy.com (including the potential sale of its operations). Concurrently, the Company has entered into an agreement to refinance its Series A redeemable convertible preferred stock. Alternative debt or equity financing may not be available on acceptable terms. If the Company does not achieve revenues at acceptable levels, it will need to take further measures to reduce costs in order to reduce its losses from operations. Management believes that existing cash, cash generated internally by operations and the new credit facility agreement entered into in February 2001 (see Note 5) will meet working capital requirements and anticipated capital expenditures for the remainder of 2001.

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentations.

(2) Recent Accounting Standards

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133. The Company adopted SFAS No. 133 as of January 1, 2001, and through March 31, 2001, the adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

(3) Investments

     The following summarizes by major security type the fair market value and cost of the Company's investments as of, (in thousands):

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)

                                                                        March 31,                December 31,
                                                                        ---------                ------------
                                                                          2001                      2000
                                                                          ----                      ----
                                                                   Fair                      Fair
                                                                   ----                      ----
                                                                  Value          Cost        Value       Cost
                                                                  -----          ----        -----       ----
Short-term obligations................................        $       1,599    $   1,599   $       -   $       -
Marketable equity securities..........................                2,609        2,935       1,085       1,118
Equity securities held in escrow......................                  334          484           -           -
Non-publicly traded equity securities.................                  250          250       5,271       5,271
                                                              --------------   ----------  ----------  ----------
                                                              $       4,792    $   5,268   $   6,356   $   6,389
                                                              ==============   ==========  ==========  ==========
Classified as:
       Short-term investments.........................        $       4,208                $   1,085
       Prepaid expenses and other current assets......                  334                        -
       Long-term investments..........................                  250                    5,271
                                                              --------------               ----------
                                                              $       4,792                $   6,356
                                                              ==============               ==========

     During 2000, the Company received 805,800 shares of Xchange, Inc. common stock, originally valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Xchange's stock, the timing and amount of future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company wrote down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. During the first quarter of 2001, the Company sold 161,300 of these shares for a gain of $24,000.

     In March 2001, the Company received an additional of 320,733 shares of Xchange's stock, originally valued at $762,000, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a subsequent decrease in the market value of Xchange's stock, the timing and amount of future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company has written down this investment to its fair value at March 31, 2001 and recognized a loss of $281,000 during the three months ended March 31, 2001.

     In August 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In February 2001, this voice portal technology company was acquired by a publicly-traded company for cash and common stock of approximately $91.4 million. In consideration for its interest in the voice portal technology company, MicroStrategy received $2.2 million in cash and 454,503 shares of common stock valued at $2.0 million, of which 109,056 shares are held in escrow for a twelve-month period following the date of the transaction. The fair value of the shares held in escrow are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2001. In connection with the transaction, MicroStrategy recorded a loss of $840,000 based on the difference between its original basis in its investment and the fair value of the consideration received.

     At March 31, 2001, the Company had net unrealized losses of $476,000 included in accumulated other comprehensive loss.

(4) Accounts Receivable

     Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)

                                                                    March 31,         December 31,
                                                                      2001               2000
                                                                 ---------------   -----------------
Billed and billable.................................             $       65,158     $        84,833
Less: billed and unpaid deferred revenue............                    (19,637)            (26,128)
                                                                 ---------------   -----------------
                                                                         45,521              58,705
Less: allowance for doubtful accounts...............                    (10,392)             (9,644)
                                                                 ---------------   -----------------
                                                                 $       35,129    $         49,061
                                                                 ===============   =================

     The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5)  Borrowings

     On February 9, 2001, the Company entered into a loan and security agreement which provides for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes (the "Credit Facility"). The Credit Facility consists of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations. The Credit Facility matures in February 2004 and is collateralized by substantially all of the Company's assets. The Credit Facility replaced the previous line of credit agreement, which had provided for a $25.0 million revolving line of credit and which was secured by cash and cash equivalents of $25.9 million classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 2000. The cash was restricted through February 2001, at which time the previous line of credit agreement was terminated upon the closing of the new credit facility.

At the Company's option, borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR (4.71% at March 31, 2001) plus 3.25% or 3.75% or at a variable rate equal to the prime rate (8.00% at March 31, 2001) plus 1.50% or 2.00%, in each case depending on the outstanding balance. The Credit Facility also includes a 1.50% unused letter of credit fee and requires monthly payments of interest and other fees beginning on the first day of the month following the execution of the agreement. Borrowings under the term loan are based upon certain levels of maintenance revenue and bear interest at a variable rate equal to the prime rate plus 3.00%. Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, limitations on capital expenditures, minimizing the ability to invest further in subsidiaries, and limitations on incurring additional indebtedness. On May 15, 2001, the Credit Facility was amended to, among other things, extend the time to satisfy certain administrative covenants through June 15, 2001. In April and May 2001, the Company did not meet these administrative covenants but believes it will comply with these requirements prior to June 15, 2001. In addition to the interest and other fees on borrowings under the Credit Facility, the lender has been granted warrants to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein.

     In connection with obtaining the Credit Facility, the Company incurred loan origination costs of $417,000 for professional and other origination fees. The Company accounted for the loan origination costs as a discount on the term loan. The loan origination costs will be amortized to interest expense using the straight-line method over the term of the Credit Facility of three years. Additional interest expense related to the amortization of the loan origination costs was $17,000 for the three months ended March 31, 2001.

     As of March 31, 2001, the Company had $5.4 million of borrowing capacity under the revolving line of credit. The remaining $14.6 million under the revolving line of credit may be available for future drawdowns upon completion of specified reporting requirements and other events defined within the agreement and subject to borrowing base limitations. At March 31, 2001, the Company has $8.9 million outstanding under the term loan and $291,000 outstanding under the line of credit. There were no borrowings outstanding at December 31, 2000.

(6) Deferred Revenue and Advance Payments

     Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)


                                                                     March 31,         December 31,
                                                                       2001                2000
                                                                  ----------------   -----------------
Current:
Deferred product revenue.................................         $        18,015    $         21,399
Deferred product support and other services revenue......                  48,540              48,278
                                                                  ----------------   -----------------
                                                                           66,555              69,677
Less: billed and unpaid deferred revenue.................                 (16,519)            (19,374)
                                                                  ----------------   -----------------
                                                                  $        50,036    $         50,303
                                                                  ================   =================

Non-current:
Deferred product revenue.................................         $         9,440    $         13,267
Deferred product support and other services revenue......                  19,078              24,747
                                                                  ----------------   -----------------
                                                                           28,518              38,014
Less: billed and unpaid deferred revenue.................                  (3,118)             (6,754)
                                                                  ----------------   -----------------
                                                                  $        25,400    $         31,260
                                                                  ================   =================

     The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Litigation

     The Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they have violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and
Section 20A of the Exchange Act in connection with various statements that were made with respect to the 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of the Company's common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers of the Company relating to the restatement of financial results for 1999, 1998 and 1997.

     In October 2000, the Company entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement. Any appeals from the ruling of the court must be filed in May 2001 and the settlement is subject to various closing conditions. The derivative settlement is subject to confirmatory discovery, final documentation, court approval and other conditions. The Company expects to file the settlement agreements with the Delaware Court of Chancery in May 2001 and for the Chancery Court subsequently to authorize notice of the proposed settlement to be sent to shareholders. The Chancery Court would then be expected to schedule a hearing on the fairness of the proposed settlement approximately 60 days after the sending of the notice to shareholders.

     Under the class action settlement agreements, class members will receive:
1) five-year unsecured subordinated promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of the Company's Class A common stock; and 3) warrants issued by the Company to purchase 1,900,000 shares of the Company's Class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued.

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

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)


exercise at 133% of their principal amount plus accrued interest.

     Under the derivative settlement agreement, the Company will add a new, independent director with finance experience to the audit committee of its Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain officers of the Company will contribute a portion of the shares of the Company's Class A common stock that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, the Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, the Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, the former Chief Financial Officer, will contribute to the class action settlement an aggregate of 1,683,502 shares of Class A common stock held by them.

     Based on the terms of the settlement agreements, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, the Company separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and established an estimate for the cost of the litigation settlement. The details of the accrued litigation settlement at March 31, 2001 are as follows (in thousands):

     Issuance of debt securities.................     $      69,200
     Issuance of Class A common stock............            16,500
     Issuance of warrants........................             3,119
     Pending loss on additional settlement.......               250
     Legal fees..................................             1,037
     Administration costs........................               750
                                                      --------------
           Accrued litigation settlement.........     $      90,856
                                                      ==============

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

     The fair value of the warrants to be issued in connection with the litigation settlement was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 119%, risk free interest rate of 5.5%, expected life of 5 years, and no dividend yield. Upon issuance of the warrants, the Company expects to revalue the warrants on a quarterly basis in accordance with SFAS No. 133.

     The Company has recorded the unpaid amounts of $89.8 million in the accompanying consolidated balance sheet as a long-term liability pending final approval by the courts and satisfaction of certain other conditions and $1.1 million in accounts payable and accrued expenses related to amounts due currently. Upon issuance of the debt and equity securities, the Company will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities.

     The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Company's stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, the Company will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Due to a decline in the market value of the Company's Class A common stock, the Company recorded a reduction in the provision for the litigation settlement of $9.9 million during the three months ended March 31, 2001 based on a revaluation of the warrants to be issued in connection with the litigation settlement. This reduction was partially offset by an increase in the provision of $250,000 during the first quarter of 2001 for additional costs to be incurred for settling the litigation.

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)


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

(8)  Series A Redeemable Convertible Preferred Stock

     For the three months ended March 31, 2001, the Company paid dividends on its Series A redeemable convertible preferred stock of $599,000 through the issuance of 63,146 shares of Class A common stock in lieu of cash. As of March 31, 2001, the Company has accrued dividends of $2.2 million which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. All accrued dividends were paid subsequent to March 31, 2001 through the issuance of 646,238 shares of Class A common stock in lieu of cash. Additionally, for the three months ended March 31, 2001, the Company accreted preferred stock offering costs of $541,000. The Company is accreting the preferred stock offering costs of $5.4 million using the straight-line method over the term of the preferred stock of thirty months.

     On April 3, 2001, the Company announced that it had entered into an agreement to refinance its Series A redeemable convertible preferred stock. See discussion of refinancing in Note 13 below.

(9)  Mandatorily Redeemable Convertible Preferred Stock of Consolidated
     Subsidiary

     In October 2000, Strategy.com issued 13,401,253 shares of Series A redeemable convertible preferred stock to a group of institutional and accredited investors in exchange for $39.8 million, net of offering costs of approximately $3.0 million, in an initial closing. In January 2001, Strategy.com completed this round of financing in a second closing and issued an additional 3,134,796 shares for proceeds of $10.0 million. The offering costs are being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. The investors own approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. The remaining 84% economic interest continues to be owned by the Company and the Company maintains approximately 98% of the voting interest in Strategy.com.

     For the three months ended March 31, 2001, the Company accreted dividends of $1.0 million on the preferred stock of its consolidated subsidiary, Strategy.com. Additionally, during the three months ended March 31, 2001, the Company accreted offering costs of $127,000 on the preferred stock of Strategy.com. The accretion of dividends and offering costs on Strategy.com's preferred stock are classified as minority interest in the accompanying consolidated statements of operations. No other minority interest has been recorded as all losses of Strategy.com are included in the consolidated financial statements of the Company.

(10) Comprehensive Loss

     Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net loss and reflected in stockholders' equity (deficit) as accumulated other comprehensive income.

     Comprehensive loss for the three months ended March 31, 2001 and 2000 is calculated as follows (in thousands):

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      -------------   -------------
Net loss..........................................................................     $ (20,571)       $ (32,850)
Foreign currency translation adjustment...........................................          (287)            (379)
Unrealized (loss) gain on short-term investments, net of applicable taxes.........          (443)           9,571
                                                                                      ----------       ----------
     Comprehensive loss...........................................................     $ (21,301)       $ (23,658)
                                                                                      ==========       ==========

(11) Basic and Diluted Net Loss Per Share

      Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options, convertible preferred stock and warrants are computed using the treasury stock method. The Company's net loss per share calculation for basic and diluted is based on the weighted average common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 16,052,253 and 12,688,504 and warrants of 128,334 and 100,000 for the three months ended March 31, 2001 and 2000, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Additionally, Series A redeemable convertible preferred stock, which is currently convertible into 3,744,152 shares of Class A common stock, was excluded from the net loss per share calculation for the three ended March 31, 2001 because their effect would be anti-dilutive.

(12) Segment Information

     The Company has two operating segments, MicroStrategy Platform and Strategy.com. MicroStrategy Platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Strategy.com's hosted one-to-one messaging platform enables third-party content providers to offer their customers highly personalized, timely information services through a wide variety of delivery methods including the web, wireless applications protocol-enabled devices, e-mail, mobile phone, fax, pager and regular telephone. Revenues are derived from license fees, programming services, and subscriber and messaging services. The Company began operating its business as two segments in the latter part of 1999. Prior years' segment information has been restated to reflect the operations of Strategy.com.

     The accounting policies of both segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Prior to the establishment of Strategy.com as a stand-alone subsidiary in October 2000, certain corporate support costs were allocated to Strategy.com based on factors such as headcount, gross asset value and the specific level of activity directly related to such costs. Upon completion of the reorganization which resulted in the establishment of Strategy.com as a stand-alone subsidiary, the Company entered into various intercompany agreements whereby consulting services, sales and marketing activities and administrative services are provided by MicroStrategy to Strategy.com for a fee based on rates and factors specified in the agreements. These rates and factors for determining fees are based upon the same allocations utilized prior to the reorganization and include factors such as headcount, gross asset value and specific level of activity directly related to such services.

     The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)

                                                                 Microstrategy
                                                                 -------------
                                                                   Platform         Strategy.com      Consolidated
                                                                   --------         ------------      ------------
     Three Months Ended March 31, 2001
           Total license and service revenues............          $ 48,949            $ 2,435          $ 51,384
           Gross profit (loss)...........................            33,018             (1,683)           31,335
           Depreciation and amortization.................             7,368              2,220             9,588
           Operating expenses............................            53,070              6,971            60,041
           Loss from operations..........................           (20,052)            (8,654)          (28,706)
           Total assets..................................           173,737             57,309           231,046
     Three Months Ended March 31, 2000
           Total license and service revenues............          $ 50,502              $ 113          $ 50,615
           Gross profit (loss)...........................            34,343                (94)           34,249
           Depreciation and amortization.................             5,360                771             6,131
           Operating expenses............................            62,352             11,384            73,736
           Loss from operations..........................           (28,009)           (11,478)          (39,487)
           Total assets..................................           182,608             10,614           193,222

     The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets and long-term investments, relating to the Company's geographic regions (in thousands):

                                                                   Domestic        International      Consolidated
                                                                   --------        -------------      ------------
     Three Months Ended March 31, 2001
           Total license and service revenues............          $ 34,605           $ 16,779          $ 51,384
           Long-lived assets.............................            89,412              3,700            93,112
     Three Months Ended March 31, 2000
           Total license and service revenues............          $ 39,185           $ 11,430          $ 50,615
           Long-lived assets.............................            85,615              3,423            89,038


       Transfers of $4.6 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

(13) Subsequent Events

     On April 3, 2001, MicroStrategy announced a restructuring plan designed to focus its commercial activities. The restructuring plan includes a refocus on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company's workforce by approximately 600 employees or approximately 33% of the worldwide headcount. As a result of the reduction in headcount, the Company will consolidate its multiple Northern Virginia facilities into a single location in McLean, Virginia. On April 3, 2001 and May 4, 2001, Strategy.com adopted restructuring plans in which its workforce will be reduced to approximately 40 employees.

     The Company will record a special charge during the second quarter of 2001 including severance costs for terminated employees, the write-off of certain property and equipment that will be no longer of service, costs associated with exiting and consolidating facilities, fees for professional services and certain other charges.

     On April 3, 2001, the Company announced that it entered into an agreement to refinance its Series A redeemable convertible preferred stock. The refinancing is expected to close on June 4, 2001, subject to the satisfaction of various closing conditions including the consent of the holder of its new Credit Facility. As a result of the refinancing, the Company will have the option to redeem for cash $5.3 million face value of its outstanding Series A redeemable convertible preferred stock and will redeem or exchange all remaining outstanding Series A redeemable convertible preferred stock as follows:

                          MICROSTRATEGY INCORPORATED

                                  (unaudited)

 .    $25 million stated value of the Series A redeemable convertible preferred stock will be redeemed for $25 million in cash;

 .    $33.75 million stated value of the Series A redeemable convertible preferred stock will be exchanged for a combination of Class A common stock and Series D redeemable convertible preferred stock with a fixed conversion price of $5 per share so that the number of shares of Class A common stock issued in exchange for the Series A redeemable convertible preferred stock and the number of shares of the Class A common stock issuable upon conversion of the Series D convertible preferred stock will equal 7,355,978 shares in aggregate;

 .    $33.125 million stated value of the Series A redeemable convertible preferred stock will be exchanged for an equivalent face amount of Series B redeemable convertible preferred stock, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock; and

 .    $27.825 million stated value of the Series A redeemable convertible preferred stock will be exchanged for an equivalent face amount of Series C redeemable convertible preferred stock, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock.

     The Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock will mature three years after the date of issuance and accrue dividends at a rate of 12.5% per annum, payable in cash or shares of Class A common stock, subject to satisfaction of certain conditions. At the option of the Company, the Series B and Series C preferred stock may be redeemed at maturity at par value plus accrued dividends or mandatorily converted into Class A common stock at the lower of their respective fixed conversion prices or 95% of the average of the dollar volume-weighted average price of the Class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The Series D preferred stock will mature three years after the date of issuance, will not pay dividends, and will have a fixed conversion price of $5 per share. At maturity, the Series D preferred stock mandatorily converts into Class A common stock at the fixed conversion price of $5 per share. The Company has not yet determined the potential impact of this refinancing transaction on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.


Overview

     We are a leading worldwide provider of business intelligence software and related services that enable the transaction of one-to-one electronic business through web, wireless and communication channels. Our product line enables both proactive and interactive delivery of information from large-scale databases. Our objective is to provide businesses with a software platform to develop solutions that deliver insight and intelligence to their enterprises, customers and supply-chain partners. Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. We offer a comprehensive set of business intelligence software, consulting, education and technical support services for our customers and partners.

     In July 1999, we launched a new business unit called Strategy.com. Third party content providers use Strategy.com's hosted one-to-one messaging platform to offer their customers highly personalized, timely information services. These services are delivered on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail, telephone and wireless devices. As of March 31, 2001, syndicated programming hosted by Strategy.com includes Finance, News, Weather, Sports and Traffic "channels." Strategy.com syndicates its channels through companies it refers to as Strategy.com affiliates, such as Earthlink and Ameritrade. MicroStrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted, diluted basis. In April and Many 2001, Strategy.com adopted restructuring plans in which it will reduce its workforce to approximately 40 employees and will explore strategic alternatives for the Strategy.com business, including the potential sale of its operations.

     Recognizing the need to bring operating expenses in line with revenue expectations in order to achieve our goal of making our MicroStrategy platform business profitable on an operating basis by the end of 2001, excluding special charges, we developed a restructuring plan to be implemented during the second quarter of 2001. The restructuring plan includes a refocus on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by approximately 600 employees or approximately 33% of the worldwide headcount. As a result of the reduction in headcount, we will consolidate our multiple Northern Virginia facilities into a single location in McLean, Virginia. Additionally, Strategy.com adopted restructuring plans in which it will reduce its workforce to approximately 40 employees and will explore strategic alternatives for the Strategy.com business, including the potential sale of its operations. As a result of these actions, we will record a special during the second quarter of 2001 including severance costs for terminated employees, the write-off of certain property and equipment that will be no longer of service, costs associated with exiting and consolidating facilities, professional services and certain other charges. We anticipate annualized savings to be between $70 million and $85 million as a result of these actions.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                                  Three Months Ended March 31,
                                                                             -------------------------------------
                                                                                 2001                     2000
                                                                             -----------               -----------
Statements of Operations Data
Revenues:
     Product licenses......................................................         38.1%                     51.4%
     Product support and other services....................................         61.9                      48.6
                                                                              ----------                ----------
        Total revenues.....................................................        100.0                     100.0
                                                                              ----------                ----------
Cost of revenues:
     Product licenses......................................................          2.8                       1.2
     Product support and other services....................................         36.2                      31.1
                                                                              ----------                ----------
        Total cost of revenues.............................................         39.0                      32.3
                                                                              ----------                ----------
Gross profit...............................................................         61.0                      67.7
                                                                              ----------                ----------
Operating expenses:
     Sales and marketing...................................................         55.4                      82.0
     Research and development..............................................         27.3                      32.0
     General and administrative............................................         25.9                      24.0
     Amortization of intangible assets.....................................          8.2                       7.7
                                                                              ----------                ----------
        Total operating expenses...........................................        116.8                     145.7
                                                                              ----------                ----------
Loss from operations.......................................................        (55.8)                    (78.0)
Financing and other income (expenses):
     Interest income.......................................................          2.7                       0.9
     Interest expense......................................................         (0.6)                        -
     (Loss) gain on investments............................................         (2.1)                     12.7
     Provision for litigation settlement...................................         18.8                         -
     Minority interest.....................................................         (2.2)                        -
     Other (expense) income, net...........................................         (0.2)                        -
                                                                              ----------                ----------
        Total financing and other (expenses) income........................         16.4                      13.6
                                                                              ----------                ----------
Loss before income taxes...................................................        (39.4)                    (64.4)
Provision for income taxes.................................................          0.6                       0.5
                                                                              ----------                ----------
Net loss...................................................................        (40.0)                    (64.9)
                                                                              ----------                ----------
Preferred stock dividends..................................................         (4.2)                        -
                                                                              ----------                ----------
Net loss attributable to common stockholders...............................        (44.2)%                   (64.9)%
                                                                              ==========                ==========

Comparison of the Three Months Ended March 31, 2001 and 2000

Revenues

     Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $50.6 million to $51.4 million for the three months ended March 31, 2000 and 2001, respectively, resulting in an increase of 1.5%.

     Product License Revenues. Product license revenues decreased from $26.0 million to $19.6 million for the three months ended March 31, 2000 and 2001, respectively, resulting in a decrease of 24.8%. Product license revenues included revenues related to Strategy.com of $0 and $916,000 during the three months ended March 31, 2000 and 2001, respectively. The overall decrease in product license revenues was primarily due to the economic slowdown domestically in the first quarter of 2001 which led to decreased corporate spending in information technology. As discussed further below, the decline in domestic product license revenues was offset by an increase in international product license revenues. Additionally, the decrease may have been caused, in part, by concerns of potential new customers over our restatement of our 1999, 1998, and 1997 financial results and the related shareholder class action litigation and SEC proceedings during 2000. We believe the resolution of these matters may help alleviate some of these concerns. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years. There can be no assurance that we will be able to maintain or increase market acceptance for our family of products.

     Product Support and Other Services Revenues. Product support and other services revenues increased from $24.6 million to $31.8 million for the three months ended March 31, 2000 and 2001, respectively, resulting in an increase of 29.4%. Product support and other services revenues included revenues related to Strategy.com of $113,000 and $1.5 million during the three months ended March 31, 2000 and 2001, respectively. The increase in product support and other services revenues was primarily due to an increase technical support services resulting from an increase in the size of our installed product base covered under our software support contracts with new and existing customers. As a result of possible fluctuations in product license revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

     International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues increased from $11.4 million to $16.8 million for the three months ended March 31, 2000 and 2001, respectively, resulting in an increase of 46.8%. International product license revenues increased from $6.9 million to $8.2 million for the three months ended March 31, 2000 and 2001, respectively, resulting in an increase of 18.8%. International product support and other services revenues increased from $4.5 million to $8.6 million for the three months ended March 31, 2001, respectively, resulting in an increase of 91.1%. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. In addition, we opened new sales offices in Argentina, Switzerland, Mexico, Korea, and Australia in the latter half of 2000. As a percentage of total revenues, international revenues were 32.7% and 22.6% for the three months ended March 31, 2001 and 2000, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

     Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues increased from $605,000 to $1.4 million for the three months ended March 31, 2000 and 2001, respectively. As a percentage of product license revenues, cost of product license revenues increased from 2.3% to 7.3% for the three months ended March 31, 2000 and 2001, respectively. The increase in cost of product license revenues as a percentage of product license revenues was primarily due to increased royalty obligations to third party software vendors resulting from an increase in royalty arrangements with strategic partners. In the event that we increase indirect sales and enter into additional royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

     Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services increased from $15.8 million to $18.6 million for the three months ended March 31, 2000 and 2001, respectively. As a percentage of product support and other services revenues, however, cost of product support and other services revenues decreased from 64.1% to 58.5% for the three months ended March 31, 2000 and 2001, respectively. The increase in cost of product support and other services was primarily due to consulting, technical support and other costs, including costs associated with Strategy.com. The decrease in cost of product support and other services as a percentage of product support and other services revenues ("services margin") was primarily due to a decrease in the use of third parties to perform consulting services and an increase in maintenance revenues as a percentage of total product support and other services revenues, which are at higher margins than other product support revenues.

     As discussed above, we developed a restructuring plan to be implemented during the second quarter of 2001, under which we have reduced our consulting, education and technical support staffing levels in our core business and Strategy.com. To the extent that we do not achieve anticipated levels of product support and other services revenues, our services margin may not improve without further lowering costs of product support and other services.

     Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $41.5 million to $28.5 million for the three months ended March 31, 2000 and 2001, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 82.0% to 55.4% for the three months ended March 31, 2000 and 2001, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our restructuring in the third quarter of 2000, decreased commissions earned, relating to product license revenues and decreased promotional activities and advertising. During the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. These advertising programs were not continued in the latter half of 2000 and in the first quarter of 2001. We intend to continue to market our MicroStrategy 7 software and other technology in our suite of products; however, we expect to continue to reduce our overall advertising and marketing efforts going forward in order to better align our costs with anticipated revenues.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses decreased from $16.2 million to $14.0 million for the three months ended March 31, 2000 and 2001, respectively. As a percentage of total revenues, research and development expenses decreased from to 32.0% to 27.3% for the three months ended March 31, 2000 and 2001, respectively. The decrease in research and development expenses was due to a reduction in spending, a decrease in the use of third party consultants to develop new products and product releases, and a curtailment of spending on the Strategy.com network. Research and development expenses related to Strategy.com decreased from $4.3 million to $3.5 million for the three months ended March 31, 2000 and 2001, respectively. We expect that research and development expenses may decrease in future periods in view of staff reductions, reductions in the use of external consultants and reductions in spending on technology projects that are unrelated to our primary market.

     General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside consulting, legal and other professional fees. General and administrative expenses increased from $12.1 million to $13.3 million for the three months ended March 31, 2000 and 2001, respectively. As a percentage of total revenues, general and administrative expenses increased from 24.0% to 25.9% for the three months ended March 31, 2000 and 2001, respectively. The increase in general and administrative expenses was primarily the result of increased staffing levels through our international expansion and additional Strategy.com personnel. The increase in international and Strategy.com general and administrative expenses was offset by decreased staffing levels in domestic core business operations and a reduction in legal and other consultancy fees. We expect that general and administrative expenses may decrease in future periods in view of staff reductions, facilities consolidation, and reductions in the use of external consultants.

     Amortization of Goodwill and Other Intangible Assets. We have recorded $3.9 million and $4.2 million in amortization expense for the three months ended March 31, 2000 and 2001, respectively. We expect our rate of amortization expense to be substantially the same over the next two years, to the extent no additional intangible assets are acquired.


     (Loss) Gain on Investments. In March 2000, we sold 412,372 of Xchange, Inc. common shares received in consideration for the sale of software, for a realized gain of $6.4 million.

     During the first quarter of 2001, we received additional shares of Xchange's stock in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a subsequent decrease in the market value of Xchange's stock, the timing and amount of future recovery of our aggregate investment in Xchange's stock was determined to be uncertain and the decline in value was deemed to be other than temporary. Accordingly, we wrote down the investment to its fair value at March 31, 2001 and recognized a loss of $281,000 during the three months ended March 31, 2001.

     The remaining amount of the loss on investments incurred during the first quarter of 2001 was attributable to an $840,000 loss related to a 5% interest we held in a voice portal company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity.

     Provision for Litigation Settlement. We and certain of our officers and directors were named as defendants in a private securities class action lawsuit alleging that we had violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and
Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to our 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to the restatement of our financial results for 1999, 1998 and 1997.

     In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court held a hearing and approved the class action settlement. Any appeals from the ruling of the court must be filed in May 2001 and the settlement is subject to various closing conditions. The derivative settlement is still subject to confirmatory discovery, final documentation, court approval and certain other conditions. We expects to file the settlement agreements with the Delaware Court of Chancery in May 2001 and for the Chancery Court subsequently to authorize notice of the proposed settlement to be sent to shareholders. The Chancery Court would then be expected to schedule a hearing on the fairness of the proposed settlement approximately 60 days after the sending of the notice to shareholders.

     Under the class action settlement agreements, class members will receive:
1) five-year unsecured subordinated promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of our Class A common stock; and 3) warrants issued by the Company to purchase 1,900,000 shares of our Class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued.

     Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, we separately evaluated the individual components of the settlement agreements in consideration of existing market conditions and recorded an estimated charge during 2000 of $89.7 million for the cost of the litigation settlement, net of insurance proceeds of approximately $13.0 million.

     The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the debt and equity securities are issued. Due to a decline in the market value of our Class A common stock, we recorded a reduction in the provision for the litigation settlement of $9.9 million for three months ended March 31, 2001 based on a revaluation of the warrants to be issued in connection with the litigation settlement. This reduction was partially offset by an increase in the provision of $250,000 for the three months ended March 31, 2001 for additional costs to be incurred for settling the litigation. Upon issuance of the warrants, the Company expects to revalue the warrants on a quarterly basis in accordance with SFAS No. 133.

     Minority Interest. During the three months ended March 31, 2001, we accreted dividends and offering costs of $1.1 million on the preferred stock of Strategy.com which was issued in October 2000 and January 2001.

     Provision for Income Taxes. During the three months ended March 31, 2001 and 2000, we recorded income tax expense of $289,000 and $250,000, respectively, primarily related to foreign jurisdictions where we are profitable. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions.

     Preferred Stock Dividends. During the three months ended March 31, 2001, we recorded preferred stock dividends of $2.2 million which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. All accrued dividends were paid subsequent to March 31, 2001 through the issuance of 646,238 share of Class A common stock in lieu of cash.

Deferred Revenue

     Deferred revenue represents product support and other services fees that are collected in advance for product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Deferred revenue also includes product license and product support and other services fees relating to arrangements which required implementation-related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Aggregate deferred revenue was $75.4 million as of March 31, 2001 compared to $81.6 million as of December 31, 2000. We expect to recognize approximately $50.0 million of this deferred revenue over the next twelve months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

Liquidity and Capital Resources

     On March 31, 2001 and December 31, 2000, we had $91.4 million and $94.7 million of cash, cash equivalents, and short-term investments, respectively, of which $400,000 and $25.9 million was restricted cash as of March 31, 2001 and December 31, 2000, respectively and $32.1 million and $34.5 million was cash of Strategy.com as of March 31, 2001 and December 31, 2000, respectively.

     Cash used in operations was $26.5 million and $21.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in operations from 2000 to 2001 was primarily attributable to an increase in cash used for working capital items such as accounts payable and accrued expenses offset by a decrease in sales and marketing and other operating expenses. During the latter part of 2000 and subsequent to the first quarter of 2001, we have taken several actions to curtail our operating expenses including a reduction in headcount, consolidation of facilities and discontinuation of various company sponsored events. We have also implemented actions to reduce the use of outside consultants and contractors and other sales and marketing expenses. These actions were taken to achieve our goal of making our business, excluding Strategy.com, profitable on an operating basis by the end of 2001, excluding amortization, preferred dividends and other non-operating expenses.

     Cash provided by investing activities was $22.7 million and $9.0 million for the three months ended March 31, 2001 and 2000, respectively. As discussed further below, cash provided by investing activities consisted primarily of the $25.9 million in restricted cash that was released in connection with the termination of our prior credit facility. Additionally, as discussed above, we received $2.2 million in cash relating to the sale of a 5% interest we held in a voice portal company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity. The remaining increase in cash provided by investing activities from 2000 to 2001 is attributable to a reduction in capital expenditures.

     Our financing activities provided cash of $23.5 million and $4.4 million for the three months ended March 31, 2001 and 2000, respectively. In January 2001, we issued an additional 3,134,796 million shares for $10.0 million, in a second and final closing of convertible preferred stock of Strategy.com.

     On February 9, 2001, we entered into a loan and security agreement which provides for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes (the "Credit Facility"). The Credit Facility consists of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations. The Credit Facility matures in February 2004 and is collateralized by substantially all of our assets. The Credit Facility replaced the previous line of credit agreement, which provided for a $25.0 million revolving line of credit and was secured by cash and cash equivalents of $25.9 million classified as restricted cash in the accompanying consolidated balance sheet at December 31, 2000. The cash was restricted through February 2001, at which time the previous line of credit agreement was terminated upon the closing of the new credit facility. At March 31, 2001, we had $5.4 million of borrowing capacity under the revolving line of credit. The remaining $14.6 million under the revolving line of credit may be available for future drawdowns upon completion of specified reporting requirements and other events defined in the agreement and subject to borrowing base limitations.

At our option, borrowings under the revolving line of credit will bear interest at a variable rate equal to LIBOR plus 3.25% or 3.75% or at a variable rate equal to the prime rate plus 1.50% or 2.00%, depending on the outstanding balance. The Credit Facility also includes a 1.50% unused letter of credit fee and requires monthly payments of interest and other fees beginning on the first day of the month following the execution of the agreement. Borrowings under the term loan are based upon certain levels of maintenance revenue and bear interest at a variable rate equal to the prime rate plus 3.00%. Under the terms of the Credit Facility, we are required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, limitations on capital expenditures, minimizing the ability to invest further in subsidiaries, and limitations on incurring additional indebtedness. On May 15, 2001, the Credit Facility was amended to, among other things, extend the time to satisfy certain administrative covenants through June 15, 2001. In April and May 2001, we did not meet these administrative covenants but believe we will comply with these requirements prior to June 15, 2001. In addition to the interest and other fees on borrowings under the Credit Facility, the lender has been granted warrants to purchase 50,000 shares of our Class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein.

     In connection with obtaining the Credit Facility, we incurred loan origination costs of $417,000 for professional and other origination fees. The loan origination costs were accounted for as a discount on the term loan. The loan origination costs will be amortized to interest expense using the straight-line method over the term of the Credit Facility of three years. Additional interest expense related to the amortization of the loan origination costs was $17,000 for the three months ended March 31, 2001.

     As part of the class action litigation settlement agreement, in addition to issuing Class A common stock, we will issue five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year and warrants to purchase 1,900,000 shares of Class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. In connection with this arrangement, we expect to pay approximately $6.0 million per year in interest charges commencing upon the settlement hearing date of April 2, 2001.

     In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of March 31, 2001. The lease bears interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0%. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are unable to draw down additional amounts under the lease agreement.

     We have recently taken actions to realign our cost structure to better match our expected revenues by reducing our workforce, limiting discretionary operating expenses and reducing capital expenditures. If we do not achieve revenues at anticipated levels, and we are not able to promptly adjust our cost structure, we will need to take further measures to reduce costs or will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or in our Strategy.com subsidiary, or by obtaining other financing facilities to support our current cost structure. Financing facilities may not be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the new credit facility agreement entered into in February 2001 will meet our working capital requirements and anticipated capital expenditures for the remainder of 2001.

 In connection with the restructuring plan, we announced, on April 3, 2001, that we had entered into an agreement to refinance our Series A redeemable convertible preferred stock. The refinancing is expected to close on June 4, 2001, subject to the satisfaction of various closing conditions including the consent of the holders of our new credit facility. As a result of the refinancing, we will have the option to redeem for cash $5.3 million face value of our outstanding Series A redeemable convertible preferred stock and will redeem or exchange all remaining outstanding Series A redeemable convertible preferred stock as follows:

 .    $25 million stated value of the Series A redeemable convertible preferred stock will be redeemed for $25 million in cash;

 .    $33.75 million stated value of the Series A redeemable convertible preferred stock will be exchanged for a combination of Class A common stock and Series D redeemable convertible preferred stock with a fixed conversion price of $5 per share;

 .    $33.125 million stated value of the Series A redeemable convertible preferred stock will be exchanged for an equivalent face amount of Series B redeemable convertible preferred stock, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock; and

 .    $27.825 million stated value of the Series A redeemable convertible preferred stock will be exchanged for an equivalent face amount of Series C redeemable convertible preferred stock, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock.

     The Series B redeemable convertible preferred stock and the Series C redeemable convertible preferred stock will mature three years after the date of issuance and accrue dividends at a rate of 12.5% per annum, payable in cash or shares of Class A common stock, subject to satisfaction of certain conditions. At our option, the Series B and Series C preferred stock may be redeemed at maturity at par value plus accrued dividends or mandatorily converted into Class A common stock at the lower of their respective fixed conversion prices or 95% of the average of the dollar volume-weighted average price of the Class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The Series D preferred stock will mature three years after the date of issuance, will not pay dividends, and will have a fixed conversion price of $5 per share. At maturity, the Series D preferred stock mandatorily converts into Class A common stock at the fixed conversion price of $5 per share. We have not yet determined the potential impact of this refinancing transaction on our consolidated financial position and results of operations.

     Our operations and prospects have been and will be significantly affected by the developments relating to the revision of our 1999, 1998 and 1997 financial statements. We and certain of our officers and directors were named as defendants in a class action lawsuit alleging violations of various securities laws and certain of our officers and directors are defendants in a shareholder derivative lawsuit alleging that they breached their fiduciary duties related to our restated financial statements. In October 2000, we entered into agreements to settle the class action and shareholder derivative lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court held a hearing and approved the class action settlement. Any appeals from the ruling of the court must be filed in May 2001 and the settlement is subject to various closing conditions. The derivative settlement is still subject to confirmatory discovery, final documentation, court approval and certain other conditions. We expect to file the settlement agreements with the Delaware Court of Chancery in May 2001 and for the Chancery Court subsequently to authorize notice of the proposed settlement to be sent to shareholders. The Chancery Court would then be expected to schedule a hearing on the fairness of the proposed settlement approximately 60 days after the sending of the notice to shareholders.

Recent Accounting Standards

     In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133. We adopted SFAS No. 133 as of January 1, 2001 and through March 31, 2001, the adoption of this statement did not have a material effect on our financial position or results of operations.

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

We have experienced losses in the past and expect future losses through at least the end of 2001

      We have not achieved profitability and have incurred significant operating losses in each of the last five years. We incurred net losses since becoming a public company of $20.6 million in the three months ended March 31, 2001 and $261.3 million, $33.7 million and $2.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of March 31, 2001, our accumulated deficit was $319.8 million. We expect our gross revenue to decline from the fiscal year ended December 31, 2000 to the fiscal year ended December 31, 2001.

         We expect that we will not achieve sufficient revenue to become profitable through at least the end of 2001. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

      .   the length of our sales cycles;

      .   changes in our operating expenses;

      .   personnel changes;

      .   our success in adding to our indirect distribution channels;

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

      Even after an order is placed, the time it takes to deploy our products and complete consulting engagements varies widely from one customer to the next. Implementing our products can sometimes last several months, depending on the customer's needs and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our employees, investors, customers, vendors and lenders may react adversely to the revision of our 1999, 1998 and 1997 revenues and operating results

      Our future success depends in large part on the support of our key employees, investors, customers, vendors and lenders, some of whom have reacted adversely to the revision of our 1999, 1998 and 1997 revenues and operating results. The revision of our 1999, 1998 and 1997 revenues and operating results has resulted in substantial amounts of negative publicity about us and we believe that this publicity has caused some of our potential customers to defer purchases of our software or to do business with other vendors. We may not be able to retain key employees and customers if they lose confidence in us, and our vendors and lenders may reexamine their willingness to do business with us. In addition, investors may lose confidence, which may cause the trading price of our class A common stock to decrease. We believe that adverse reaction to our revision of our financial statements and the loss of confidence in MicroStrategy by some employees, investors, customers, vendors and lenders due to the revision contributed to the substantial decline in our stock price over the last year. If we lose the services of our key employees or are unable to retain and attract our existing and new customers, vendors and lenders, our business, operating results and financial condition could be materially and adversely affected.

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of actual revenues for succeeding periods

     Our deferred revenue was approximately $75.4 million as of March 31, 2001. The timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

     We may require additional external financing through credit facilities, sale of additional debt or equity securities in MicroStrategy or by obtaining other financing facilities to support our operations, as we expect to incur operating losses through at least the third quarter of 2001 and possibly longer. Obtaining additional financing will be subject to a number of factors, including:

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

We face litigation that could have a material adverse effect on our business, financial condition and results of operations

     We and certain of our directors and executive officers are named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit relating to the restatement of our 1999, 1998 and 1997 financial results. Although we have entered into agreements to settle such lawsuits and the securities class action settlement has received district court approval, the securities class action settlement may be appealed prior to June 2001, the shareholder derivative lawsuit is subject to court approval and both settlements are subject to various closing conditions. If the agreed upon settlements are not consummated, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and that these actions may cause a diversion of management time and attention.

The issuance of class A common stock as part of the proposed settlement of class action litigation and the exercise of warrants or conversion of notes issued as part of the litigation settlement could result in a substantial number of additional shares of class A common stock being issued

     The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue to members of the class 2,777,778 shares of class A common stock. At the time of that issuance, some of our officers will tender to us for no consideration 1,683,502 shares of class A common stock for cancellation, resulting in a net issuance of 1,094,276 additional shares of class A common stock. In addition, the number of shares of class A common stock to be issued to class members will be increased based on a dollar-weighted anti-dilution formula in the event we issue or sell any equity securities or equity linked securities to any person on or before June 2, 2001, with some exceptions, for an effective price per share of class A common stock that is less than $5.94 per share. In addition, the settlement agreements require the issuance of warrants to purchase 1,900,000 shares of common stock and five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time prior to the expiration of the five year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the weighted average trading price of the class A common stock over a 10 day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of notes were the based on the weighted average trading price of the Class A common stock during the 10 trading days ending May 1, 2001, we would be obligated to issue 22,183,642 shares of class A common stock if we elected to convert the notes. The issuance of a substantial number of shares of class A common stock as part of the litigation settlement and future exercises or conversions of securities issued in the litigation settlement may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

We are currently unable to borrow additional amounts under our master equipment lease agreement

     We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we have leased approximately $17.8 million as of March 31, 2001. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement.

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

     MicroStrategy's most direct competitors provide:

 .    business intelligence software;

 .    online analytical processing, or OLAP, tools;

 .    query and reporting tools;

 .    web-based static reporting tools;

 .    information delivery and proactive reporting;

 .    analytical customer relationship management products;

 .    web traffic analysis applications; and

 .    marketing automation.

     Each of these markets are discussed more fully below.

     Business Intelligence Software. Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Leading industry analysts classify companies such as Microsoft, Oracle, Hyperion, SAP and SAS to be leading providers of business intelligence software.

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

     Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited `drilling' is also provided. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Seagate, and Brio.

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

     Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has this technology integrated into its core platforms. Vendors of such technology include Actuate, nQuire, Information Builders and Business Objects.

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

     Web Traffic Analysis Applications. Reporting and analysis tools can be specialized to analyze visitors to a company's website. Typically this involves extracting data from a web-log file and importing it into a usable format, often in a relational database. A set of analysis, sometimes customer-centric in nature, is performed, and limited ad-hoc reporting is permitted. Advanced applications in this space merge data from the web-logs with other customer centric attributes to help provide a complete view of the customer base. Vendors in this space include Accrue, Net.Genesis and WebTrends.

     Marketing Automation. Applications focused on the automation and execution of marketing tasks, such as campaign management and delivery, compete with our customer relationship management products and our Narrowcast Server platform. Leading vendors in this space include E.piphany, Xchange, Chordiant and Broadbase.

     Strategy.com's most direct competitors provide:

     .   web portal and information networks;

     .   vertical internet portals and information networks; and,

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

      Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. In April 2001, we implemented a corporate restructuring which included a reduction in our worldwide workforce of approximately one-third. In April and May 2001, Strategy.com adopted restructuring plans in which its workforce would be reduced to approximately 40 employees. These reductions in force have had and could continue to have an adverse impact on our employee morale and on our ability to attract and retain employees. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

      The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our MicroStrategy products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows NT operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT operating system. We cannot market many of our current business intelligence products to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost-effective basis, if at all.

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

Strategy.com is expected to incur significant losses for the foreseeable future and we are exploring strategic alternatives for this business

      Strategy.com is expected to incur significant losses for the foreseeable future. In April and May 2001, Strategy.com adopted restructuring plans in which it will reduce its workforce to approximately 40 employees and will explore strategic alternatives for the Strategy.com business, including a sale of the Strategy.com business. It may not be possible to sell the Strategy.com business on acceptable terms.

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

      We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2001, holders of our class B common stock owned or controlled 50,975,624 shares of class B common stock, or 94.2% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 3,100,155 shares of class A common stock and 39,467,110 shares of class B common stock, or 73.5% of total voting power, as of May 1, 2001. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

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

The conversion of the shares of our preferred stock could result in substantial numbers of additional shares of class A common stock being issued if our market price declines during periods in which the conversion price of the preferred stock may adjust

      The holders of 11,970 shares of our series A redeemable convertible preferred stock have entered into an agreement with us in which they have agreed to exchange their preferred stock for cash and shares of our class A common stock, series B redeemable convertible preferred stock, series C redeemable convertible preferred stock and series D redeemable convertible preferred stock subject to the satisfaction of various closing conditions. The transaction is expected to close on June 4, 2001. The series B redeemable convertible preferred stock, series C redeemable convertible preferred stock and series D redeemable convertible preferred are convertible into shares of our class A common stock at conversion prices currently equal to $12.50, $17.50 and $5.00 per share, respectively. If the transaction closes and the series A redeemable convertible preferred stock is exchanged, the shares of series B redeemable convertible preferred stock and series C redeemable convertible preferred stock that we would issue in the exchange would currently convert into 4,240,000 shares of class A common stock, plus a number of shares reflecting accrued but unpaid dividends as of the conversion date. However, if the holders of the series B redeemable convertible preferred stock and series C redeemable convertible preferred stock do not convert their shares into shares of class A common stock prior to their maturity three years from the date of issuance, and if we do not redeem their outstanding shares of series B redeemable convertible preferred stock and series C redeemable convertible preferred stock at maturity, the conversion price for such shares will be reset to a price equal to 95% of the dollar weighted average price of our class A common stock for the 30 trading days prior to the maturity date. If the market price of our class A common stock is less than the applicable conversion price at maturity, the number of shares of class A common stock that we could be required to issue upon conversion of the series B redeemable convertible preferred stock and series C redeemable convertible preferred stock would increase. For instance, if the market price of our class A common stock on the maturity date of our series B redeemable convertible preferred stock and series C redeemable convertible preferred stock were the same as the market price of our class A common stock as of May 1, 2001, the holders of the series B redeemable convertible preferred stock and series C redeemable convertible preferred stock did not elect to convert any of their shares prior to the maturity date and we did not redeem such shares on the maturity date, we would be required to issue a total of 10,883,929 shares of our class A common stock upon conversion of such shares at maturity.

      After the exchange of shares of our series A convertible preferred stock for shares of our class A common stock, series B redeemable convertible preferred stock, series C redeemable convertible preferred stock and series D redeemable convertible preferred stock as described above, there would be 530 shares of our series A redeemable convertible preferred stock outstanding if we do not elect to redeem such shares in connection with the refinancing of the series A redeemable convertible preferred stock. If the refinancing transaction does not close, all 12,500 shares of the series A redeemable convertible preferred stock would remain outstanding. As of March 31, 2001, shares of series A redeemable convertible preferred stock are convertible into class A common stock at a conversion price equal to $33.39 per share. This conversion price may be adjusted based on the market price of our class A common stock if the series A redeemable convertible preferred stock remains outstanding on June 19, 2001 and on each subsequent anniversary of such date, if such adjustment would result in a lower conversion price. The conversion price may also be adjusted upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which these shares relate and the issuance of certain equity securities. As a result, the lower the price of our class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment. For example, the number of shares of class A common stock that we would be required to issue upon conversion of all 12,500 shares of series A redeemable convertible preferred stock, excluding shares issued as accrued dividends would increase from approximately 3,744,151 shares, based on the applicable conversion price of $33.39 per share as of March 31, 2001, to approximately 22,321,428 shares based on the $5.60 closing price of our class A common Stock as of May 1, 2001. If the refinancing transaction were to close, the number of shares of class A common stock that we would be required to issue upon conversion of the 530 shares of series A redeemable convertible preferred stock, excluding shares issued as accrued dividends, would increase from approximately 158,752 shares, based on the applicable conversion price of $33.39 per share as of March 31, 2001, to approximately 946,429 shares based on the closing price of our class A common stock as of May 1, 2001.

      To the extent the shares of our preferred stock are converted or dividends on these shares are paid in shares of class A common stock rather than cash, a significant number of shares of class A common stock may be sold into the market, which could decrease the price of our class A common stock and encourage short sales. Short sales could place further downward pressure on the price of our class A common stock. In that case, we could be required to issue an increasingly greater number of shares of our class A common stock upon future conversions of the preferred stock as a result of the annual and other adjustments described above, sales of which could further depress the price of our class A common stock.

      The conversion of and the payment of dividends in shares of class A common stock in lieu of cash on the preferred stock may result in substantial dilution to the interests of other holders of our class A common stock. No selling stockholder may convert its preferred stock if upon such conversion the selling stockholder together with its affiliates would have acquired a number of shares of class A common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of class A common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding class A common stock, excluding for purposes of such determination shares of class A common stock issuable upon conversion of shares of preferred stock which have not been converted. Nevertheless, a selling stockholder may still sell a substantial number of shares in the market. By periodically selling shares into the market, an individual selling stockholder could eventually sell more than 9.99% of our outstanding class A common stock while never holding more than 9.99% at any specific time.

We may be required to pay substantial penalties to the holders of the preferred shares if specific events occur

      In accordance with the terms of the agreements relating to the issuance of the series A redeemable convertible preferred stock and in connection with the transactions relating to the proposed issuance of the series B redeemable convertible preferred stock, the series C redeemable convertible preferred stock and the series D redeemable convertible preferred stock, we are required to pay substantial penalties to a holder of preferred stock under specified circumstances, including, among others:

 .    nonpayment of dividends on the series A redeemable convertible preferred stock, series B redeemable convertible preferred stock and series C redeemable convertible preferred stock in a timely manner;

 .    failure to deliver shares of our class A common stock upon conversion of the preferred shares after a proper request;

 .    nonpayment of the redemption price at maturity of any remaining series A redeemable convertible preferred stock, series B redeemable convertible preferred stock and series C redeemable convertible preferred stock; or

 .    the unavailability of the registration statement relating to the shares of class A common stock issuable upon conversion of and in lieu of cash dividends on the preferred stock to cover the resale of such shares for more than brief intervals.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

      In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, channel partners accounted for, directly or indirectly, approximately 34.0%, 44.4%, 39.2% and 33.6% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

      In late March 2001, NCR Corporation asked us to consider licensing certain technology which NCR alleges is covered under patents that they hold. NCR has implied that if we are unwilling to license this technology they may seek to enforce their patents against us. We have not yet had an opportunity to fully review these matters. In the event NCR seeks to enforce any of these patents and if such patents are found to be valid and enforceable against MicroStrategy, our business, operating results and financial condition may be materially adversely affected. We are not currently able to estimate the potential range of loss and the outcome of the uncertainty is unknown. Accordingly, no provision for this matter has been made in our consolidated financial statements.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

      International sales accounted for 32.7%, 24.9%, 24.0% and 26.1% of our total revenues for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. Our international operations require significant management attention and financial resources.

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

The price of our stock may be extremely volatile

     The market price for our class A common stock has historically been volatile and could fluctuate significantly for any of the following reasons:

 .    quarter-to-quarter variations in our operating results;

 .    developments or disputes concerning proprietary rights;

 .    technological innovations or new products;

 .    governmental regulatory action;

 .    general conditions in the software industry;

 .    increased price competition;

 .    changes in revenue or earnings estimates by analysts;

 .    any change in the actual or expected amount of dilution attributable to issuances of additional shares of class A common stock upon conversion of our preferred stock or as a result of the litigation settlement; or

 .    other events or factors.

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

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2001, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

     We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 2001, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

     On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured subordinated promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 2,777,778 shares of our Class A common stock; and
(3) warrants to purchase 1.9 million shares of Class A common stock at an exercise price of $40 per share. The settlement was made subject to confirmatory discovery, final documentation, district court approval, and other conditions.

     On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to opt out of the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement. Any appeal from that order must be taken in May 2001.

Delaware Derivative Investigation

     On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. On September 11, 2000, we filed a motion to dismiss the derivative complaint for failure to make a demand. That motion remains pending. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action. Under the derivative settlement agreement, we will add a new, independent director with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain of our officers will contribute a portion of the Class A common stock held by them that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, our former Chief Financial Officer, will contribute to the class action settlement an aggregate of 1,683,502 shares of Class A common stock held by them. The settlement was made subject to confirmatory discovery, final documentation, Chancery Court approval, and other conditions. No hearing has been scheduled for the Chancery Court to review and, if appropriate, approve the settlement.

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


 3.2 Restated Bylaws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333- 49899) and incorporated by reference herein).

 4.1      Form of Certificate of Class A Common Stock of the Company (Filed as
          Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

10.1 Amended and Restated 1997 Stock Option Plan for French Employees of the Company.

10.2      Amended and Restated 1999 Stock Option Plan of the Company.


10.3 Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001. (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 000-24435) filed on April 2, 2001 and incorporated by reference herein).

10.4 Loan and Security Agreement by and among Foothill Capital Corporation, the Company and MicroStrategy Services Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.1 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

10.5 General Continuing Guaranty by and among the Company, Aventine Incorporated, MicroStrategy Capital Corporation and MicroStrategy Management Corporation, dated as of February 9, 2001 (Filed as Exhibit
          10.2 to the Company's Current Report of Form 8-K (File No. 000-
          24435) filed on February 15, 2001 and incorporated by reference herein).

10.6 Security Agreement by and among the Company, Aventine Incorporated, MicroStrategy Capital Corporation, MicroStrategy Management Corporation and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as Exhibit 10.3 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

10.7 Warrant to Purchase Class A Common Stock of the Company, dated February 9, 2001, issued to Foothill Capital Corporation (Filed as
          Exhibit 10.4 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

10.8 Registration Rights Agreement by and between the Company and Foothill Capital Corporation, dated as of February 9, 2001 (Filed as
          Exhibit 10.5 to the Company's Current Report of Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).


10.9 Redemption and Exchange Agreement, dated as of April 3, 2001, by and among the Company, Fisher Capital Ltd. and Wingate Ltd. (Filed as
          Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.10 Redemption and Exchange Agreement, dated as of April 3, 2001, by and between the Company and HFTP Investment L.L.C. (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.11 Redemption and Exchange Agreement, dated as of April 3, 2001, by and between the Company and Leonardo, L.P. (Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.12 Form of Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock (Exhibit A to Exhibits 10.9,
          10.10 and 10.11 hereto) (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.13 Form of Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (Exhibit B to Exhibits 10.9 and
          10.11 hereto) (Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.14 Form of Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock (Exhibit C to Exhibits 10.9 and
          10.11 hereto and Exhibit B to Exhibit 10.10 hereto) (Filed as Exhibit
          10.6 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.15 Registration Rights Agreement, dated as of April 3, 2001, by and among the Company, Fisher Capital Ltd. and Wingate Capital Ltd. (Filed as Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.16 Registration Rights Agreement, dated as of April 3, 2001, by and between the Company and HFTP Investment L.L.C. (Filed as Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).

10.17 Registration Rights Agreement, dated as of April 3, 2001, by and between the Company and Leonardo, L.P. (Filed as Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2001 and incorporated by reference herein).


B.       Reports on Form 8-K

     On February 7, 2001, the Company filed a Current Report on Form 8-K dated February 6, 2001 to report that it had issued a press release announcing its financial results for the three month period ended December 31, 2000, and providing additional outlook and financial guidance information.

     On February 15, 2001, the Company filed a Current Report on Form 8-K dated February 13, 2001, announcing that (a) the Company had entered into a $30 million credit facility with Foothill Capital Corporation, (b) Foothill had been issued a Warrant to purchase 50,000 shares of the Company's Class A common stock and (c) the Company had entered into a Registration Rights Agreement, pursuant to which the Company has agreed to register the resale of the shares of its Class A common stock issued upon exercise of the Warrant under certain circumstances.

     On March 9, 2001, the Company filed a Current Report on Form 8-K dated March 7, 2001 to report that it had issued a press release announcing that Sanju
K. Bansal, the Company's vice chairman, executive vice president and chief operating officer, had adopted a new asset diversification plan in place of the plan announced on February 6, 2001.

     All other items included in a Quarterly Report of Form 10-Q are omitted because they are not applicable or the answers are "none".

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROSTRATEGY INCORPORATED



                                       By:  /s/ Michael J. Saylor
                                            ----------------------------------
                                            Michael J. Saylor
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer




                                        By: /s/ Eric F. Brown
                                            ----------------------------------
                                            Eric F. Brown
                                            President and Chief Financial
                                            Officer
Date: May 14, 2001