Form 10-K/A
period 2000-12-31
MICROSTRATEGY INC
filed 2001-06-22
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the transition period from     to

                        Commission File Number 000-24435

                           MICROSTRATEGY INCORPORATED
             (Exact name of registrant as specified in its charter)

              1861 International Drive, McLean, VA            22102
           (Address of Principal Executive Offices)        (Zip Code)


                Delaware                             51-0323571
        (State of incorporation)       (I.R.S. Employer Identification Number)


       Registrant's telephone number, including area code: (703) 848-8600

   Securities registered pursuant to Section 12(b) of the Act: Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                Class A common stock, par value $0.001 per share
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant's Class A common stock on May 1, 2001 on the Nasdaq National Market) was approximately $174.2 million.

The number of shares of the registrant's Class A common stock and Class B common stock outstanding on May 1, 2001 was 31,100,485 and 50,975,624, respectively.

                                    PART III


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

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

                                                     SUMMARY COMPENSATION TABLE
                                                                                                                      Long-Term
                                                                                   Annual Compensation           Compensation Awards
                                                                          ----------------------------------  ----------------------
                                                                 Fiscal                         Other Annual       Number of Shares
Name and Principal Position                                       Year     Salary    Bonus      Compensation      Underlying Options
--------------------------------------------------------------  --------  --------  -------  ---------------  ----------------------
Michael J. Saylor.............................................      2000  $150,000  $    --       $    --                   --
Chairman of the Board and Chief Executive Officer                   1999   150,000   50,000            --                   --
                                                                    1998   127,500       --            --                   --

Sanju K. Bansal...............................................      2000   115,000       --            --                   --
Vice Chairman of the Board, Executive Vice                          1999   115,000   40,000            --                   --
  President, Chief Operating Officer and Director                   1998   115,000       --            --                   --

Eric F. Brown (1).............................................      2000   131,250   10,000        96,962 (2)          500,000
President and Chief Financial Officer                                                                                  100,000 (SDC)
                                                                    1999        --       --            --                   --
                                                                    1998        --       --            --                   --

Jonathan F. Klein.............................................      2000   135,417   60,000            --               75,000
Vice President, Law and General Counsel                                                                                 75,000 (SDC)
                                                                    1999   115,000   30,000            --               30,000
                                                                    1998    91,500   15,000            --               80,500

Stephen S. Trundle............................................      2000   125,000       --            --              125,000
Vice President, Technology and Chief Technology                                                                        150,000 (SDC)
  Officer                                                           1999   125,000       --            --              100,000
                                                                    1998   115,000   20,000            --                   --

Eric D. Driscoll (3)..........................................      2000   153,750   72,365            --              125,661
Vice President, Corporate Development                                                                                   50,000 (SDC)
                                                                    1999        --       --            --               10,000
                                                                    1998        --       --            --                   --

Joseph P. Payne (4)...........................................      2000   175,000   75,000            --               75,000
Vice President, Marketing and Chief Marketing Officer                                                                   50,000 (SDC)
                                                                    1999   121,307   15,000            --              250,000
                                                                    1998        --       --            --                   --

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

(3) Mr. Driscoll became the Company's Vice President, Corporate Development in June 2000. From March 1999 until June 2000, Mr. Driscoll was Vice President, Americas Consulting and from October 1998 until March 1999 was Director, North American Consulting. The information in the table for Mr. Driscoll reflects the aggregate compensation received during 2000 as an employee of MicroStrategy Services Corporation and as an employee of the Company. Mr. Driscoll did not serve as an executive officer of the Company during 1999 or 1998. Mr. Driscoll ceased serving in the capacity of an executive officer on November 29, 2000.

(4) Mr. Payne joined the Company in April 1999 as Vice President, Marketing and Chief Marketing Officer. Accordingly, the 1999 information for Mr. Payne is for the period from April 22, 1999 to December 31, 1999, and there is no information for 1998. Mr. Payne ceased serving in the capacity of an executive officer of the Company on November 29, 2000 and resigned from the Company on February 28, 2001.

Option Grants Table

The following table contains information concerning grants of stock options made to each of the Named Executive Officers during Fiscal Year 2000:

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS


                                                                                                            Potential Realizable
                                      Number of                                                              Value At Assumed
                                      Shares of               % of                                         Annual Rates of Stock
                                       Class A            Total Options                                    Price Appreciation for
                                    Common  Stock          Granted to          Exercise                       Option Term (3)
                                  Underlying Options       Employees in       Price Per       Expiration   -------------------------
Name                                  Granted (1)             2000            Share (2)          Date          5%            10%
----                              --------------------------------------------------------------------------------------------------
Michael J. Saylor.............             --                    -- %          $    --                --   $       --    $        --

Sanju K. Bansal...............             --                    --                 --                --           --             --

Eric F. Brown.................        500,000                 6.504             21.000         8/21/2010    6,603,394     16,734,296
                                      100,000 (SDC)           2.124              2.750        12/20/2010      172,946        438,279

Jonathan F. Klein.............         50,000                 0.650             23.625         9/27/2010      742,882      1,882,608
                                       25,000                 0.325             21.500        10/17/2010      338,031        856,637
                                       75,000 (SDC)           1.593              2.750        12/20/2010      129,710        328,709

Stephen S. Trundle............         50,000                 0.650             44.125         6/09/2010    1,387,499      3,516,194
                                       75,000                 0.976             21.500        10/17/2010    1,014,093      2,569,910
                                      150,000 (SDC)           3.186              2.750        12/20/2010      259,419        657,419

Eric D. Driscoll..............            661                 0.009             17.938         5/30/2010        7,457         18,897
                                       75,000                 0.976             39.313         6/16/2010    1,854,280      4,699,110
                                       50,000                 0.650             21.500        10/17/2010      676,062      1,713,273
                                       50,000 (SDC)           1.062              2.750        12/20/2010       86,473        219,140

Joseph P. Payne...............         50,000                 0.650             23.625         9/27/2010      742,882      1,882,608
                                       25,000                 0.325             21.500        10/17/2010      338,031        856,637
                                       50,000 (SDC)           1.062              2.750        12/20/2010       86,473        219,140

(1) These options generally vest over a five-year period and expire on the tenth anniversary of the date of grant. SDC options, irrespective of vesting, are not exercisable until the earlier of an underwritten initial public offering of SDC, the closing of an acquisition transaction resulting in a change of control of SDC or sixty months from the date of grant.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                            Number of Shares of
                                                                          Class A Common stock               Value of Unexercised
                                      Number of                          Underlying Unexercised             In-the-Money Options at
                                      Shares of                         Options at Fiscal Year-End            Fiscal Year-End (2)
                                       Acquired           Value        ------------------------------     -------------------------
Name                                 on Exercise       Realized (1)    Exercisable/Unexercisable          Exercisable/Unexercisable
----                                 ----------------------------------------------------------------------------------------------
Michael J. Saylor                          --         $       --            --/          --                 $    --/       $    --

Sanju K. Bansal                            --                 --            --/          --                      --/            --

Eric F. Brown....................          --                 --             0/     500,000                      --/             --
                                                                             0/     100,000 (SDC)                --/             --

Jonathan F. Klein................      20,000          2,049,000       10,200/      155,300                  35,270/        429,905
                                                                            0/       75,000 (SDC)                --/             --

Stephen S. Trundle...............     100,000         16,025,000       81,600/      245,400                 569,800/        373,700
                                                                            0/      150,000 (SDC)                --/             --

Eric D. Driscoll.................      10,000            318,750        2,000/      153,661                       0/        170,000
                                                                            0/       50,000 (SDC)                --/             --

Joseph P. Payne..................      20,000            380,000       30,000/      275,000                  18,750/        125,000
                                                                            0/       50,000 (SDC)                --/             --

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

In 2000, options for 120,000 shares of Class A Common Stock were granted to Outside Directors under the 1997 Director Option Plan. Subsequent to 2000, the Company grants options to Outside Directors under the 1999 Stock Option Plan. Pursuant to this plan, Outside Directors are granted options on the following terms: (i) each new Outside Director of the Company is granted an option to purchase 100,000 shares of Class A Common Stock upon his or her initial election or appointment to the Board of Directors ("First Options") and (ii) each Outside Director is granted an option to purchase 30,000 shares of Class A Common Stock on the day immediately following each annual meeting of stockholders ("Subsequent Options"). Each option granted to an Outside Director under the 1999 Stock Option Plan has an exercise price equal to the last reported sale price of the Class A Common Stock as reported on the Nasdaq National Market for the most recent trading day prior to the date of grant. First Options granted under the 1999 Stock Option Plan become exercisable in equal annual installments over a five-year period and Subsequent Options are exercisable in full upon grant. In the event of a merger of the Company with or into another corporation or another qualifying acquisition event, each option will be assumed or an equivalent option will be substituted by the successor corporation. If the successor corporation does not assume outstanding options or such options are not otherwise exchanged, the exercisability of all outstanding options will accelerate.

Employment Agreements

Employees of the Company, including the Company's executive officers, are generally required to enter into confidentiality agreements prohibiting the employees from disclosing any confidential or proprietary information of the Company. In addition, the agreements generally provide that upon termination, an employee will not provide competitive products or services and will not solicit Company customers and employees for a period of one year. At the time of commencement of employment, the Company's employees also generally sign offer letters specifying certain basic terms and conditions of employment. Otherwise, employees of the Company are generally not subject to written employment agreements.

Compensation Committee Interlocks and Insider Participation

As discussed below under Item 13 "Certain Relationships and Related Transactions," Frank A. Ingari, a director and member of the Compensation Committee of the Company, is a founding stockholder and chairman of the board of directors of Wheelhouse Corporation, which paid the Company approximately $374,000 in 2000 and, in 2001, has paid approximately $21,000 through March 31, 2001, relating to license and support fees and education services under a business alliance agreement between the Company and Wheelhouse. Also, the Company paid Wheelhouse approximately $1,200 in 2000 and, in 2001, has paid approximately $18,000 through March 31, 2001 for consulting services which were unrelated to the business alliance agreement.


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

On December 30, 1999, the Company entered into a business alliance agreement with Wheelhouse Corporation, a company for which Frank A. Ingari, a director and member of the Compensation Committee of the Company, is a founding stockholder and chairman of the board of directors. Pursuant to the agreement, Wheelhouse acquired from the Company certain development software and training technology and the right to offer Company products in the marketplace as a sales agent. In addition, Wheelhouse is entitled to a finders fee of 1.5% of the license fees paid to the Company by any company referred to the Company by Wheelhouse. Wheelhouse paid the Company approximately $374,000 in 2000 and, in 2001, has paid approximately $21,000 through March 31, 2001, relating to license and support fees and education services in connection with the development software acquired from the Company under the agreement. Also, the Company paid Wheelhouse approximately $1,200 in 2000 and, in 2001, has paid approximately $18,000 through March 31, 2001 for consulting services which were unrelated to the business alliance agreement.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McLean, Commonwealth of Virginia, on this 22nd day of June, 2001.


                                  MICROSTRATEGY INCORPORATED
                                  (Registrant)


                                  By: /s/ Eric F. Brown
                                  ---------------------
                                    Name: Eric F. Brown
                                    Title: President and Chief Financial Officer