Form 10-Q
period 2001-06-30
MICROSTRATEGY INC
filed 2001-08-14
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the registrant's Class A common stock and Class B common stock outstanding on August 1, 2001 was 37,100,449 and 50,941,421, respectively.

                           MICROSTRATEGY INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I.    FINANCIAL INFORMATION


Item 1.     Financial Statements


            Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000..........  1

            Consolidated Statements of Operations For the Three Months Ended June 30, 2001 (unaudited)
            and 2000 (unaudited).......................................................................  3

            Consolidated Statements of Operations For the Six Months Ended June 30, 2001 (unaudited)
            and 2000 (unaudited).......................................................................  4

            Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2001 (unaudited)
            and 2000 (unaudited).......................................................................  5

            Notes to Consolidated Financial Statements (unaudited).....................................  7


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......  21


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................  44


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings..........................................................................  46

Item 2.     Changes in Securities and Use of Proceeds..................................................  47

Item 5.     Other Information..........................................................................  48

Item 6.     Exhibits and Reports on Form 8-K...........................................................  48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MICROSTRATEGY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                    June 30,        December 31,
                                                                                      2001              2000
                                                                                 ---------------- -----------------
                                                                                   (unaudited)
Assets
     Current assets:
        Cash and cash equivalents..............................................      $ 57,165          $ 67,685
        Restricted cash........................................................           564            25,884
        Short-term investments.................................................         3,396             1,085
        Accounts receivable, net...............................................        34,374            49,061
        Prepaid expenses and other current assets..............................        10,203            11,158
                                                                                 ---------------- -----------------
           Total current assets................................................       105,702           154,873
                                                                                 ---------------- -----------------
     Property and equipment, net...............................................        31,428            61,409
     Long-term investments.....................................................           250             5,271
     Goodwill and intangible assets, net of accumulated amortization
        of $26,668 and $18,170 respectively....................................        25,791            34,300
     Deposits and other assets.................................................         3,178             3,234
                                                                                 ---------------- -----------------
           Total assets........................................................     $ 166,349         $ 259,087
                                                                                 ================ =================

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
        Accounts payable and accrued expenses..................................      $ 28,086          $ 35,025
        Accrued restructuring costs............................................        10,641                 -
        Accrued compensation and employee benefits.............................        16,721            26,929
        Deferred revenue and advance payments..................................        48,163            50,303
        Working capital line of credit.........................................         6,066                 -
                                                                                 ---------------- -----------------
           Total current liabilities...........................................       109,677           112,257
                                                                                 ---------------- -----------------
     Deferred revenue and advance payments.....................................        22,307            31,260
     Accrued litigation settlement.............................................        64,128            99,484
     Other long-term liabilities...............................................         3,612             1,509
     Accrued restructuring costs...............................................         3,986                 -
                                                                                 ---------------- -----------------
           Total liabilities...................................................       203,710           244,510
                                                                                 ---------------- -----------------
     Commitments and contingencies
     Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 1 and 13 shares issued and
        outstanding, respectively..............................................         6,251           119,585
     Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
        outstanding, respectively..............................................        32,183                 -

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

     Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
        outstanding, respectively..............................................        25,552                 -
     Series D convertible preferred stock, par value $0.001
        per share, 2 shares authorized, 2 and 0 shares issued and
        outstanding, respectively..............................................         4,101                 -
     Series E redeemable convertible preferred stock, par value $0.001 per share, 1 share authorized, 1 and 0 shares issued and
        outstanding, respectively..............................................         6,592                 -
     Mandatorily redeemable convertible preferred stock of consolidated subsidiary, par value $0.001 per share, 47,884 shares authorized,
        16,536 and 13,401 shares issued and outstanding, respectively..........        52,859            40,530

     Stockholders' Equity (Deficit):
        Preferred stock undesignated, par value $0.001 per share, 4,973
           shares authorized, no shares issued or outstanding..................             -                 -
        Class A common stock, par value $0.001 per share, 330,000 shares authorized, 36,849 and 28,736 shares issued and outstanding,
           respectively........................................................            37                29
        Class B common stock, par value $0.001 per share, 165,000 shares authorized, 50,940 and 52,033 shares issued and outstanding,
           respectively........................................................            51                52
        Additional paid-in capital.............................................       187,221           152,821
        Deferred compensation..................................................          (179)             (624)
        Accumulated other comprehensive income.................................         1,099             1,443
        Accumulated deficit....................................................      (353,128)         (299,259)
                                                                                 ---------------- -----------------
           Total Stockholders' Equity (Deficit)................................      (164,899)         (145,538)
                                                                                 ---------------- -----------------
           Total Liabilities and Stockholders' Equity (Deficit)................     $ 166,349         $ 259,087
                                                                                 ================ =================

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                          MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        ----------------------------
                                                                                            2001          2000
                                                                                        ------------- --------------
                                                                                                (unaudited)
Revenues:
     Product licenses..........................................................            $ 21,224       $ 21,829
     Product support and other services........................................              27,985         28,515
                                                                                        ------------- --------------
        Total revenues.........................................................              49,209         50,344
                                                                                        ------------- --------------
Cost of revenues:
     Product licenses..........................................................                 863            392
     Product support and other services........................................              14,143         21,776
                                                                                        ------------- --------------
        Total cost of revenues.................................................              15,006         22,168
                                                                                        ------------- --------------
Gross profit...................................................................              34,203         28,176
                                                                                        ------------- --------------
Operating expenses:
     Sales and marketing.......................................................              21,074         38,343
     Research and development..................................................               9,713         15,813
     General and administrative................................................              11,771         17,385
     Restructuring and impairment charges......................................              43,103              -
     Amortization of goodwill and intangible assets............................               4,249          4,242
                                                                                        ------------- --------------
        Total operating expenses...............................................              89,910         75,783
                                                                                        ------------- --------------
Loss from operations...........................................................             (55,707)       (47,607)
Financing and other income (expense):
     Interest income...........................................................                 836            441
     Interest expense..........................................................              (1,487)            (7)
     Loss on investments.......................................................                (233)        (5,075)
     Reduction in estimated cost of litigation settlement......................              24,941              -
     Minority interest.........................................................              (1,181)             -
     Other (expense) income, net...............................................                (419)           106
                                                                                        ------------- --------------
        Total financing and other income (expense).............................              22,457         (4,535)
                                                                                        ------------- --------------
Loss before income taxes.......................................................             (33,250)       (52,142)
     Provision for income taxes................................................                  48              -
                                                                                        ------------- --------------
Net loss.......................................................................             (33,298)       (52,142)
                                                                                        ------------- --------------
     Dividends on and accretion of Series A, B, C, D and E convertible
       preferred stock.........................................................              (2,364)          (312)
     Net gain on refinancing of Series A redeemable convertible
          preferred stock......................................................              29,370              -
     Preferred stock beneficial conversion feature.............................                   -        (19,375)
                                                                                        ------------- --------------
Net loss attributable to common stockholders...................................            $ (6,292)      $(71,829)
                                                                                        ============= ==============
Basic and diluted net loss per share...........................................            $  (0.08)      $  (0.90)
                                                                                        ============= ==============
Weighted average shares outstanding used in computing basic
     and diluted net loss per share............................................              83,253         79,757
                                                                                        ============= ==============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                              MICROSTRATEGY INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        ----------------------------
                                                                                            2001           2000
                                                                                        -------------  -------------
                                                                                                 (unaudited)
Revenues:
     Product licenses..........................................................            $ 40,776      $  47,840
     Product support and other services........................................              59,817         53,119
                                                                                        -------------  -------------
        Total revenues.........................................................             100,593        100,959
                                                                                        -------------  -------------
Cost of revenues:
     Product licenses..........................................................               2,298            997
     Product support and other services........................................              32,757         37,537
                                                                                        -------------  -------------
        Total cost of revenues.................................................              35,055         38,534
                                                                                        -------------  -------------
Gross profit...................................................................              65,538         62,425
                                                                                        -------------  -------------
Operating expenses:
     Sales and marketing.......................................................              49,538         79,855
     Research and development..................................................              23,725         32,013
     General and administrative................................................              25,087         29,503
     Restructuring and impairment charges......................................              43,103              -
     Amortization of goodwill and intangible assets............................               8,498          8,148
                                                                                        -------------  -------------
        Total operating expenses...............................................             149,951        149,519
                                                                                        -------------  -------------
Loss from operations...........................................................             (84,413)       (87,094)
Financing and other income (expense):
     Interest income...........................................................               2,214            901
     Interest expense..........................................................              (1,771)           (10)
     (Loss) gain on investments................................................              (1,330)         1,355
     Reduction in estimated cost of litigation settlement......................              34,606              -
     Minority interest.........................................................              (2,329)             -
     Other (expense) income, net...............................................                (509)           106
                                                                                        -------------  -------------
        Total financing and other income (expense).............................              30,881          2,352
                                                                                        -------------  -------------
Loss before income taxes.......................................................             (53,532)       (84,742)
     Provision for income taxes................................................                 337            250
                                                                                        -------------  -------------
Net loss.......................................................................             (53,869)       (84,992)
                                                                                        -------------  -------------
     Dividends on and accretion of Series A, B, C, D and E convertible
       preferred stock.........................................................              (4,522)          (312)
     Net gain on refinancing of Series A redeemable convertible
          preferred stock......................................................              29,370              -
     Preferred stock beneficial conversion feature.............................                   -        (19,375)
                                                                                        -------------  -------------
Net loss attributable to common stockholders...................................            $(29,021)     $(104,679)
                                                                                        =============  =============
Basic and diluted net loss per share...........................................            $  (0.35)     $   (1.32)
                                                                                        =============  =============
Weighted average shares outstanding used in computing basic
     and diluted net loss per share............................................              82,239         79,321
                                                                                        =============  =============


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            Six Months Ended
                                                                                                       ------------------------
                                                                                                          2001             2000
                                                                                                       ----------     ---------
                                                                                                              (unaudited)
Operating activities:
      Net loss..............................................................................         $ (53,869)       $ (84,992)
      Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation and amortization....................................................            19,448           14,252
           Allowance for doubtful accounts..................................................             3,213            2,004
           Realized loss (gain) on sale and write-down of short-term investments............             1,330           (1,355)
           Non-cash portion of restructuring and impairment charges.........................            38,555                -
           Decrease in estimated cost of litigation settlement..............................           (34,606)               -
           Minority interest................................................................             2,329                -
           Other, net.......................................................................               292              136
      Changes in operating assets and liabilities:
           Accounts receivable..............................................................            10,174           (5,442)
           Prepaid expenses and other current assets........................................               295              429
           Deposits and other assets........................................................               128           (2,994)
           Accounts payable and accrued expenses, compensation and employee benefits........           (17,805)          34,166
           Deferred revenue and advance payments............................................           (11,626)           1,665
           Other long-term liabilities......................................................             2,103            1,508
                                                                                                     ---------        ---------
                Net cash used in operating activities.......................................           (40,039)         (40,623)
                                                                                                     ---------        ---------
Investing activities:
      Purchases of property and equipment...................................................            (3,769)         (28,032)
      Purchases of intangible assets........................................................                 -           (2,428)
      Purchases of short-term investments...................................................            (1,935)          (1,496)
      Maturities of short-term investments..................................................             1,935            5,500
      Proceeds from sales of short-term investments.........................................             2,787           38,388
      Decrease (increase) in restricted cash................................................            25,320          (28,600)
                                                                                                     ---------        ---------
                Net cash provided by (used in) investing activities.........................            24,338          (16,668)
                                                                                                     ---------        ---------
Financing activities:
      Proceeds from sale of Class A common stock and exercise of stock options..............             3,645            5,758
      Proceeds from issuance of Series A redeemable convertible preferred stock,
        net of offering costs...............................................................                 -          119,794
      Proceeds from sale of mandatorily redeemable convertible preferred stock of consolidated
           subsidiary.......................................................................            10,000                -
      Proceeds from term loan in connection with the New Credit Facility....................            10,000                -
      Cash repayment of term loan...........................................................           (10,000)               -
      Net cash advances under working capital line of credit................................             6,066                -
      Debt issuance costs...................................................................              (765)               -
      Redemption of Series A redeemable convertible preferred stock, including
          offering costs of $513............................................................           (13,013)               -
                                                                                                     ---------        ---------
                Net cash provided by financing activities...................................             5,933          125,552
                                                                                                     ---------        ---------
                Effect on foreign exchange rate changes on cash and cash equivalents........              (752)            (379)
                                                                                                     ---------        ---------
Net (decrease) increase in cash and cash equivalents........................................           (10,520)          67,882
Cash and cash equivalents, beginning of period..............................................            67,685           25,941
                                                                                                     ---------        ---------
Cash and cash equivalents, end of period....................................................         $  57,165        $  93,823
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

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                      --------------------------
                                                                                                        2001             2000
                                                                                                        ----             ----
                                                                                                             (unaudited)
Supplemental disclosure of noncash investing and financing activities:
      Stock received in exchange for product and services...................................        $    1,153          $ 5,974
                                                                                                    ==========          =======
      Public stock received in exchange for stock in private company........................        $    2,017          $     -
                                                                                                    ==========          =======
      Issuance of Class A common stock related to consulting services agreement.............        $        -          $ 1,600
                                                                                                    ==========          =======
      Payment of Series A redeemable convertible preferred stock dividends through the issuance of Class A common stock and Series D convertible preferred
           stock............................................................................        $    3,662          $     -
                                                                                                    ==========          =======
      Issuance of warrants in connection with the New Credit Facility.......................        $      414          $     -
                                                                                                    ==========          =======
      Fair value of Class A common stock and Series B, Series C, Series D, and Series E redeemable convertible preferred stock issued in connection with refinancing
           transaction......................................................................        $   90,385          $     -
                                                                                                    ==========          =======
      Carrying value of Series A redeemable convertible preferred stock redeemed and
           exchanged in connection with refinancing transaction.............................        $ (113,880)         $     -
                                                                                                    ==========          =======

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1) Basis of Presentation

The consolidated balance sheet of MicroStrategy Incorporated (the "Company" or "MicroStrategy") as of June 30, 2001, the related consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

The Company has incurred substantial losses for the six months ended June 30, 2001 and for each of the three years in the period ended December 31, 2000. For the six months ended June 30, 2001, the Company incurred a loss from operations of $84.4 million and incurred negative cash flows from operations of $40.0 million. As of June 30, 2001, the Company had an accumulated deficit of $353.1 million. The Company has taken several actions to reduce operating expenses, including reducing headcount and substantially curtailing operations in Strategy.com and overall Company discretionary expenses. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy or other alternative financing sources for the Company and Strategy.com. In addition, the Company refinanced its Series A redeemable convertible preferred stock in June 2001 (Note 9). Alternative debt or equity financing may not be available on acceptable terms. If the Company does not achieve sufficient revenues, it will need to take further measures to reduce costs in order to reduce its losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the modified credit facility entered into in June 2001 (Note 5), will be sufficient to meet working capital requirements and anticipated capital expenditures for the remainder of 2001.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as of January 1, 2001. Through June 30, 2001, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

In June 2001, the Finanical Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill should not be amortized. Instead, the statement requires that entities conduct a two-step impairment test on an annual basis to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Company expects to discontinue amortization of goodwill on January 1, 2002 and will assess impairment of its goodwill on an annual basis in accordance with SFAS No. 142.

(3) Investments

The following summarizes by major security type the fair market value and cost of the Company's investments as of (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                            June 30,               December 31,
                                                            --------               ------------
                                                             2001                     2000
                                                             ----                     ----
                                                     Fair                     Fair
                                                     ----                     ----
                                                     Value        Cost        Value       Cost
                                                     -----        ----        -----       ----
Marketable equity securities...................    $ 3,396     $ 3,173      $ 1,085     $ 1,118
Non-publicly traded equity securities..........        250         250        5,271       5,271
                                                 ----------   ---------   ----------  ----------
                                                   $ 3,646     $ 3,423      $ 6,356     $ 6,389
                                                 ==========   =========   ==========  ==========
Classified as:
       Short-term investments..................    $ 3,396                  $ 1,085
       Long-term investments...................        250                    5,271
                                                 ----------               ----------
                                                   $ 3,646                  $ 6,356
                                                 ==========               ==========


During 2000, the Company received 805,800 shares of Xchange, Inc. common stock, originally valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Xchange's stock, the timing and amount of future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company wrote down the investment to its fair value at December 31, 2000 and recognized a loss of $12.1 million during 2000. During the first quarter of 2001, the Company sold 161,300 of these shares for a gain of $24,000. During the second quarter of 2001, the Company sold 323,700 of these shares for a loss of $9,000.

In March and June 2001, the Company separately received 320,733 shares of Xchange's stock, originally valued at $762,000 and $391,000, respectively, pursuant to the arrangement discussed above. Due to a subsequent decrease in the market value of Xchange's stock, the timing and amount of future recovery, if any, of this asset is uncertain and the Company does not consider the decline in value to be temporary. Accordingly, the Company wrote down this investment to its fair value at March 31, 2001 and again at June 30, 2001 and recognized losses of $224,000 and $505,000 during the three months and six months ended June 30, 2001, respectively.

In August 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In February 2001, this voice portal technology company was acquired by a publicly-traded company for cash and common stock of approximately $91.4 million. In consideration for its interest in the voice portal technology company, MicroStrategy received $2.2 million in cash and 454,503 shares of common stock valued at $2.0 million. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during the first quarter of 2001 based on the difference between its original basis in its investment and the fair value of the consideration received.

(4) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                                                                    June 30,         December 31,
                                                                      2001               2000
                                                                 ---------------   -----------------
Billed and billable.........................................         $ 60,214            $ 84,833
Less: billed and unpaid deferred revenue....................          (15,758)            (26,128)
                                                                 ---------------   -----------------
                                                                       44,456              58,705
Less: allowance for doubtful accounts.......................          (10,082)             (9,644)
                                                                 ---------------   -----------------
                                                                     $ 34,374            $ 49,061
                                                                 ===============   =================


The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



(5) Borrowings

On February 9, 2001, the Company entered into a loan and security agreement (the "New Credit Facility") which provided for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes. The New Credit Facility consisted of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations. The New Credit Facility replaced a previous line of credit agreement, which had provided for a $25.0 million revolving line of credit and which was secured by cash and cash equivalents of $25.9 million classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 2000. The cash was restricted through February 2001, at which time the previous line of credit agreement was terminated upon the closing of the New Credit Facility. During the first and second quarters of 2001, the Company repaid $1.1 million of the term loan under the New Credit Facility through the use of the revolving line of credit. On June 14, 2001, the Company entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility" or "working capital line of credit"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month until March 2002, at which time the then remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, the Company also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million upon the working capital line of credit.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The Company's borrowing rate in effect at June 30, 2001 was 8.75%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of the Company's assets. Under the terms of the Modified Credit Facility, the Company is required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, maintaining certain cash balances domestically, and limitations on incurring additional indebtedness. During April 2001, the Company did not meet certain administrative covenant requirements under the New Credit Facility. The Company received an extension through June 15, 2001 and has cured the covenant non-compliance. At June 30, 2001, the Company was in compliance with all debt covenants.


In addition to the interest and other fees on borrowings under the New Credit Facility, the Company granted the lender warrants to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein. The fair value of the warrants of $414,000 was accounted for as debt issuance costs and will be amortized to interest expense through the expiration of the Modified Credit Facility. Interest expense related to the amortization of the initial value of the warrant was $35,000 and $52,000, respectively, during the three and six months ended June 30, 2001. The warrants may be exercised by tendering cash, executing a cashless exercise using the value of the warrants, or by tendering principal outstanding under the Modified Credit Facility. Because the warrants meet the definition of a derivative under SFAS NO. 133, they will be adjusted for subsequent changes in fair value on a quarterly basis with the change being recorded as interest expense. Fair value was determined using the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.9%, expected life of 5 years, and no dividend yield. As a result of a decline in the fair value of the warrants as of June 30, 2001, the Company recorded a reduction in the carrying value of its warrant liability and a decrease in interest expense in the amount of $315,000 during the second quarter of 2001. As the fair value of the warrants was substantially the same upon issuance and as of March 31, 2001, the charge to interest expense in the first quarter of 2001 was not material.

At June 30, 2001, the Company had $6.1 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $6.3 million, the Company has $17.6 million available for future drawdowns subject to borrowing base limitations. As a result of the borrowing base limitations, $4.6 million of additional borrowing capacity under the Modified Credit Facility was available at June 30, 2001.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                                                     June 30,          December 31,
                                                                       2001                2000
                                                                  ----------------   -----------------
Current:
Deferred product revenue..................................             $ 13,576            $ 21,399
Deferred product support and other services revenue.......               46,447              48,278
                                                                  ----------------   -----------------
                                                                         60,023              69,677
Less: billed and unpaid deferred revenue..................              (11,860)            (19,374)
                                                                  ----------------   -----------------
                                                                       $ 48,163            $ 50,303
                                                                  ================   =================

Non-current:
Deferred product revenue..................................             $  6,814            $ 13,267
Deferred product support and other services revenue.......               19,391              24,747
                                                                  ----------------   -----------------
                                                                         26,205              38,014
Less: billed and unpaid deferred revenue..................               (3,898)             (6,754)
                                                                  ----------------   -----------------
                                                                       $ 22,307            $ 31,260
                                                                  ================   =================


The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Restructuring and Impairment Charges

During the second quarter of 2001, the Company adopted a restructuring plan designed to focus its commercial activities. The restructuring plan includes a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company's workforce by 597 domestic, international, and Strategy.com employees throughout all functional areas, or approximately 33% of the Company's worldwide headcount. As a result of the reduction in headcount, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia. On April 3, 2001 and May 4, 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations and reduced its workforce to approximately 40 employees. This reduction in workforce implemented by Strategy.com is included in the Company's worldwide reduction in workforce of 597 emmployees described above.

As a result of these restructuring plans, the Company and Strategy.com recorded restructuring and impairment charges during the second quarter of 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses and other facility closing costs including rent expense while the office space is vacant, estimated sublease commissions and concessions, and estimated sublease losses representing the excess lease costs over sublease income.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plan, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Certain other assets to be held and used by the Company were also written down to fair value based upon current market values and certain other estimates of fair value such as discounting estimated future cash flows. As a result, certain long-lived assets were deemed to be impaired, a summary of which is as follows:

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                     Core                                      Strategy.com
                               ----------------------------------------------   -------------------------------------------
                                                                                   Internally
                                Leasehold     Furniture and   Computers and    Developed Software   Computers and
                               Improvements     Fixtures        Equipment           and Other         Equipment      Total
                               ------------     --------        ---------           ---------         ---------      -----
Net book value of assets
  impaired before impairment.. $ 1,887        $ 5,002            $ 206              $ 11,590          $ 6,385     $ 25,070
Impairment charge.............  (1,887)        (4,474)             (82)              (11,590)          (5,895)     (23,928)
                               ---------     ----------        ---------           -----------       ----------   ---------
Adjusted net
  book value.................. $    -         $   528            $ 124              $      -          $   490     $  1,142
                               =========     ==========        =========           ===========       ==========   =========



Certain assets to be held and used in the Company's ongoing business were written down to their estimated fair value of $330,000, continue to be classified as property and equipment and will be depreciated over their remaining useful lives. Certain other assets held for sale were written down to their estimated fair value of $812,000 and have been classified in other current assets in the accompanying consolidated balance sheet as of June 30, 2001. The Company expects to dispose of these assets held for sale within the next six months.

The following table sets forth a summary, by operating segment, of the restructuring and impairment charges (in thousands):

                                                                                                           Accrued
                                                                   Total                                Restructuring
                                  Charge for      Charge for   Consolidated    Non-cash    Cash           Costs at
                                     Core        Strategy.com     Charge        Charges    Payments      June 30, 2001
                                     ----        ------------     ------        -------    --------      -------------
Severance and other employee
  termination benefits.........  $  2,862        $  1,505      $  4,367     $       -    $ (3,583)       $    784
Write-down of impaired assets..     6,443          17,485        23,928       (23,928)          -               -
Estimated sublease losses and
  other facility closing costs.    13,008               -        13,008             -        (568)         12,440
Terminations of computer and
  equipment leases.............       712             590         1,302             -        (246)          1,056
Accrual for professional fees..       393             105           498             -        (151)            347
                                 --------        --------      --------     ---------    --------        --------
      Total restructuring and
      impairment charges.......  $ 23,418        $ 19,685      $ 43,103     $ (23,928)   $ (4,548)       $ 14,627
                                 ========        ========      ========     =========    ========        ========


As of June 30, 2001, unpaid amounts of $10.6 million and $4.0 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to severance costs and fees incurred for professional services will be substantially paid during the third quarter of 2001. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 223,000 square feet of vacant office space, all of which is currently being marketed for sublease. The Company estimated its sublease losses based upon current information supplied by a third party realtor. Final estimates could differ from current estimates once all vacant office space is sublet. The Company expects that its restructuring plan will be substantially completed by December 2001.

(8) Litigation

(a) Securities Litigation

The Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


respect to the 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of the Company's common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers of the Company relating to the restatement of financial results for 1999, 1998 and 1997.

In October 2000, the Company entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

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

The Company will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of the Company's Class A common stock at a conversion price equal to 80% of the dollar volume-weighted average trading price per share for all round lot transactions in the Company's stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The warrants may be exercised for cash or by tendering the related unsecured subordinated promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, certain officers of the Company are required to contribute a portion of the shares of the Company's Class A common stock that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, the Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, the Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, the former Chief Financial Officer and current Vice President of Business Affairs, will contribute to the class action settlement an aggregate of 1,683,502 shares of Class A common stock held by them.

Based on the terms of the settlement agreements, during the third quarter of 2000, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, the Company established an estimate for the cost of the litigation settlement of $126.8 million during the third quarter of 2000. Subsequently, the Company has updated the estimated value of the settlement during each of the successive quarterly financial reporting periods based upon valuation assumptions stemming from the settlement. During the second quarter of 2001, the Company updated the estimated value assigned to the promissory notes and warrants to be issued based upon an independent third-party valuation and separately evaluated the other individual components of the settlement agreements. The details of the accrued litigation settlement at June 30, 2001 are as follows (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                        Accounts              Accrued             Total
                                                       Payable and           Litigation        Accrual at
                                                    Accrued Expenses         Settlement       June 30 2001
                                                    ----------------         ----------       ------------
Issuance of promissory notes.................          $     -              $ 52,500            $ 52,500
Issuance of Class A common stock.............                -                 7,778               7,778
Issuance of warrants.........................                -                 3,600               3,600
Pending loss on additional settlement........                -                   250                 250
Legal fees...................................              833                     -                 833
Administration costs.........................              546                     -                 546
                                                  ----------------------   ------------    ----------------
      Total accrual..........................          $ 1,379              $ 64,128            $ 65,507
                                                  ======================   ============    ================


The fair value of the promissory notes was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. Based on the terms of the debt instrument and the market conditions in existence at the time, the fair value of the promissory notes was initially estimated assuming a market borrowing rate of 12%. Due to changes in market conditions since the settlement and based upon the third-party valuation during the second quarter of 2001, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 20%. Based on an estimated market borrowing rate of 20%, the expected discount on the unsecured subordinated promissory notes was increased to $28.0 million. As a result of the change in the estimated fair value of the promissory notes, the Company recorded a $16.7 million reduction in the provision for the litigation settlement during the second quarter of 2001. No change in the estimated fair value of the promissory notes was recorded during the first quarter of 2001. Upon the issuance of these promissory notes, the discount will be amortized to interest expense over the term of the promissory notes.

Prior to the United States District Court approval on April 2, 2001, the Company recorded an estimate for the common stock portion of the settlement of $16.5 million because the number of shares and the share price were not fixed, as it was obligated to issue the greater of 550,000 shares of common stock or a number of shares of common stock with a value of $16.5 million based upon the per share price of the stock on the date of the settlement hearing. As a result of the court's approval during the second quarter of 2001, the number of shares of common stock was fixed at 2,777,778 shares based upon a per share price of $5.94. As a result of a decline in the Company's Class A common stock price to $2.80 per share as of June 30, 2001, the value of the common stock to be issued under the settlement agreement was reduced by $8.7 million to $7.8 million. No change in the common stock portion of the accrued litigation settlement was recorded during the first quarter of 2001.

The fair value of the warrants to be issued in connection with the litigation settlement of $3.6 million was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.9%, expected life of 5 years, and no dividend yield. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis. As a result of the change in the estimated fair value of the warrants, the Company recorded a $480,000 increase in the provision for the litigation settlement during the second quarter of 2001. During the first quarter of 2001, the Company recorded a $9.9 million reduction in the provision for the litigation settlement due to a decrease in the estimated fair value of the warrants during the first quarter.

As a result of the changes in the estimated value of each element of the settlement discussed above, the Company recorded an aggregate reduction in the provision for the litigation settlement of $24.9 million and $34.6 million during the three and six months ended June 30, 2001, respectively. This reduction was comprised of the following (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                               Three                 Six
                                                            Months Ended         Months Ended
                                                           June 30, 2001        June 30, 2001
                                                          -----------------    -----------------
Issuance of promissory notes.....................            $ (16,700)           $ (16,700)
Issuance of Class A common stock.................               (8,721)              (8,721)
Issuance of warrants.............................                  480               (9,435)
Pending loss on additional settlement............                    -                  250
                                                          -----------------    -----------------
      Reduction in estimated value of provision..            $ (24,941)           $ (34,606)
                                                          =================    =================


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

(b) NCR Matter

In June 2001, NCR Corporation ("NCR") filed a patent infringement lawsuit against the Company claiming that MicroStrategy was using NCR's patented technology. In July 2001, NCR dismissed the lawsuit without any financial payments being made by either company. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements. In addition, the companies made certain modifications to an agreement under which NCR resells MicroStrategy software. These modifications had no material effect on revenue recorded during 2001.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations, or cash flows.

(9) Redeemable Convertible Preferred Stock

On June 19, 2000, the Company issued 12,500 shares of its Series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. In connection with the transaction, the Company recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature of the Series A redeemable convertible preferred stock. On June 14, 2001, the Company refinanced its Series A redeemable convertible preferred stock. As a result of the refinancing, 650 shares of the Series A redeemable convertible stock with a $6.5 million stated value remain outstanding. The Company redeemed or exchanged the remaining 11,850 shares of its Series A redeemable convertible preferred stock, in connection with the refinancing, as follows:

     o $12.5 million stated value of the Series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

     o $38.75 million stated value of the Series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all Series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 5,568,466 shares of Class A common stock and $16.3 million stated value of Series D convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $5.00 per share;

     o $33.125 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock;

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     o $27.825 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock; and

     o $6.3 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series E redeemable convertible preferred stock, or 630 shares, which is currently not convertible into Class A common stock, but will become convertible into Class A common stock on December 12, 2001 with a conversion price per share equal to the average of the dollar volume-weighted average price of the Class A common stock during the ten consecutive trading days immediately preceding December 11, 2001.

The Series B preferred stock and the Series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of Class A common stock at the option of the Company, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their Series B preferred stock and Series C preferred stock into shares of the Company's Class A common stock. At the option of the Company, the Series B and Series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into Class A common stock at the lower of their respective fixed conversion prices above or 95% of the average of the dollar volume-weighted average price of the Class A common stock during the 30 consecutive trading days immediately preceding the maturity date.

The Series D preferred stock matures three years after the date of issuance, does not carry any dividend rate, and has a fixed conversion price of $5 per share. At maturity, the Series D preferred stock mandatorily converts into Class A common stock at the fixed conversion price of $5 per share. In addition, prior to maturity, holders have the right to convert their Series D preferred stock into shares of the Company's Class A common stock.

The Series E preferred stock matures three years after the date of issuance and accrues cumulative dividends at a rate of 12.5% per annum until September 12, 2001, 15% per annum from September 13, 2001 until December 11, 2001, and 17.5% per annum thereafter, accruing daily and payable in cash. The Company has the right to redeem the Series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the Series E preferred stock have the right to require the Company to redeem the Series E preferred stock at any time after July 14, 2002 for 120% of the stated value plus accrued and unpaid dividends and may require redemption of the Series E preferred stock prior to that date upon specified financing transactions or other events. Upon maturity in June 2004, the Company is required to redeem any Series E preferred stock outstanding for $10,000 per share plus accrued and unpaid dividends. Prior to maturity, the holders shall have the right to convert their Series E preferred stock into shares of the Company's Class A common stock at any time beginning on December 12, 2001, based on a conversion price equal to the average of the dollar volume-weighted average price of the Class A common stock during the ten consecutive trading days immediately preceding December 11, 2001.

Each series of preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of Class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of the Company's Class A common stock on the day immediately before the triggering event occurs. As of June 30, 2001, none of these triggering events have occurred.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Other than as required by law, holders of each series of preferred stock have no voting rights, except that the consent of at least two-thirds of the outstanding shares of the applicable series of preferred stock would be required to effect any change in either the Company's Amended and Restated Certificate of Incorporation or Certificates of Designation that would change any of the rights of the applicable series of preferred stock or to issue any other additional shares of such series of preferred stock. Each series of preferred stock ranks senior to common stock with respect to distribution and payments upon the liquidation or dissolution of the Company and to resolutions made by the Board of Directors. Each series of preferred stock has a liquidation preference of $10,000 per share plus accrued and unpaid dividends. Additionally, holders of each series of preferred stock are entitled to participate in dividends and distributions on common stock, if any, to the same extent as if they held shares of common stock on the record date for such dividends and distributions.

In connection with the June 2001 refinancing of the Company's Series A redeemable convertible preferred stock, the Company obtained an independent third-party valuation of the fair value of each series of the preferred stock. Based upon the independent third-party valuation, the total fair value of the new series of preferred stock and the actual value of the common stock issued at closing were determined to be lower than the carrying value of the Series A securities being refinanced. Accordingly, the Company recorded a net gain on the refinancing of the Series A preferred stock of $29.4 million. This net gain represents the excess of the fair value of the consideration transferred to the holders of the Series A preferred stock over the carrying value of those preferred securities of $11.0 million plus the amount of the previously recognized beneficial conversion feature equivalent to the pro-rata portion of the shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as a reduction to net loss attributable to common stockholders in the accompanying consolidated statement of operations.

Based on the valuation of the Series D preferred stock, the Company determined that the effective conversion price of the Series D preferred stock was less than the fair value of the Company's Class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company's Class A common stock on the closing date and the effective conversion price of the Series D preferred stock. The beneficial conversion feature has been recorded as a discount on the value of the Series D preferred stock and an increase in additional paid-in capital and will be accreted using the effective interest method over the three-year term of the Series D preferred stock. For the three months ended June 30, 2001, the accretion of the carrying value of the beneficial conversion feature was $37,000.

The remaining 650 shares of Series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or share of Class A common stock at the election of the Company. As of June 30, 2001, the Series A preferred stock was convertible, at the option of the holders, into 194,696 shares of Class A common stock based on the conversion price at that date of $33.39 per share. On July 5, 2001, the conversion price was adjusted downward to $3.08313 per share in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. As a result of this adjustment to the conversion price, the Series A preferred stock is currently convertible into 2,108,247 shares of Class A common stock, not including shares of Class A common stock that may be issuable as dividends on the Series A preferred stock. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. In the event of redemption upon a triggering event, the Series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of June 30, 2001, none of these triggering events have occurred.

The Company has recorded each series of the newly issued preferred stock at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each newly issued series of preferred stock based on the respective fair value of each series. The Company is accreting the carrying value of the Series B and Series C preferred stock to its stated value over the three-year term of each series of preferred stock. Because the holders of the Series E preferred stock have the right to require the Company to redeem the Series E preferred stock for cash at any time after July 14, 2002 for 120% of the stated value of the preferred stock plus accrued and unpaid dividends, the Company will

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


accrete the Series E preferred stock to 120% of the stated value based on the cash redemption values set at certain dates. For the three and six months ended June 30, 2001, accretion to the carrying value of the preferred stock was $130,000 and $671,000, respectively. Because the Series D preferred stock requires share settlement at maturity and does not have a mandatory cash redemption requirement, the Company will not accrete the carrying value of the Series D preferred stock to its stated value.

For the three and six months ended June 30, 2001, the Company accrued total dividends of $2.2 million and $4.4 million, respectively, on all of its series of preferred stock. During the six months ended June 30, 2001, the Company paid dividends of $3.7 million through the issuance of 819,167 shares of Class A common stock and 175.6 shares of Series D preferred stock in lieu of cash. As of June 30, 2001, the Company has accrued dividends of $1.3 million which are included in accounts payable and other accrued expenses in the accompanying consolidated balance sheet.

(10) Mandatorily Redeemable Convertible Preferred Stock of Consolidated
     Subsidiary

In an initial closing in October 2000, Strategy.com issued 13,401,253 shares of Series A redeemable convertible preferred stock to a group of institutional and accredited investors in exchange for $39.8 million, net of offering costs of approximately $3.0 million. In January 2001, Strategy.com completed this round of financing in a second closing and issued an additional 3,134,796 shares for proceeds of $10.0 million. The offering costs are being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. The investors own approximately 16% of the economic interest in the outstanding equity of Strategy.com on an as converted basis. The remaining 84% economic interest is owned by the Company and the Company maintains approximately 98% of the voting interest in Strategy.com.

For the three months and six months ended June 30, 2001, the Company accreted dividends of $1.1 million and $2.1 million, respectively, on the preferred stock of its consolidated subsidiary, Strategy.com. Additionally, during the three months and six months ended June 30, 2001, the Company accreted offering costs of $129,000 and $256,000 on the preferred stock of Strategy.com. The accretion of dividends and offering costs on Strategy.com's preferred stock is classified as minority interest in the accompanying consolidated statements of operations. No other minority interest has been recorded as all losses of Strategy.com are included in the consolidated financial statements of the Company.

(11) Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments that have been excluded from net loss and reflected in stockholders' equity (deficit) as accumulated other comprehensive income.

Comprehensive loss for the three and six months ended June 30, 2001 and 2000 is calculated as follows (in thousands):

                                                                Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                           -----------------------------    ------------------------------
                                                               2001           2000              2001            2000
                                                           -------------  --------------    --------------  --------------
Net loss...........................................        $ (33,298)      $ (52,142)        $ (53,869)      $ (84,992)
Foreign currency translation adjustment............             (313)            258              (600)           (121)
Unrealized (loss) gain on short-term investments...              699         (10,837)              256          (1,266)
                                                           -------------  --------------    --------------  --------------
     Comprehensive loss............................        $ (32,912)      $ (62,721)        $ (54,213)      $ (86,379)
                                                          =============  ==============    ==============  ==============

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(12) Basic and Diluted Net Loss Per Share

Basic net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares have not been included in the calculation of diluted net loss per share because they are anti-dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options of 20,961,377 and 15,241,056 and warrants of 128,334 and 78,334 for the three and six months ended June 30, 2001 and 2000, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Additionally, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, and Series E preferred stock which were convertible into 9,419,307 shares of Class A common stock, have been excluded from the net loss per share calculation for the three and six months ended June 30, 2001 because their effect would be anti-dilutive.


(13) Segment Information

The Company has two operating segments, MicroStrategy Core and Strategy.com. MicroStrategy Core enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence. Revenues are derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Strategy.com delivers to subscribers highly personalized, timely information services on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail and wireless devices. Revenues are derived from license fees, programming services, and subscriber and messaging services. The Company began operating its business as two segments in the latter part of 1999.

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

As previously discussed, during the three months ended June 30, 2001, the Company substantially curtailed operations of Strategy.com and reduced its workforce to approximately 40 employees. The Company is currently seeking strategic alternatives for Strategy.com, including the sale of the business. Although the curtailment of the business includes a substantial reduction in product, software development and marketing expenditures, the Company expects to continue to incur losses from its Strategy.com operations in the forseeable future. As a result of the significant curtailment of the business and the uncertainty of generating additional Strategy.com revenues, the Company recorded asset impairment charges for the three months ended June 30, 2001 related to the hardware and software used in Strategy.com operations.

The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                          Core         Strategy.com      Consolidated
                                                          ----         ------------      ------------
Three Months Ended June 30, 2001
      Total license and service revenues..........    $ 47,160           $  2,049          $ 49,209
      Gross profit (loss).........................      35,802             (1,599)           34,203
      Depreciation and amortization...............       8,534              1,326             9,860
      Operating expenses..........................      66,342             23,568            89,910
      Loss from operations........................     (30,540)           (25,167)          (55,707)
      Total assets................................     133,476             32,873           166,349
Three Months Ended June 30, 2000
      Total license and service revenues..........    $ 49,200           $  1,144          $ 50,344
      Gross profit (loss).........................      28,214                (38)           28,176
      Depreciation and amortization...............       7,111              1,010             8,121
      Operating expenses..........................      63,895             11,888            75,783
      Loss from operations........................     (35,681)           (11,926)          (47,607)
      Total assets................................     273,464             14,213           287,677


                                                          Core         Strategy.com      Consolidated
                                                          ----         ------------      ------------
Six Months Ended June 30, 2001
      Total license and service revenues..........    $ 96,109           $  4,484          $100,593
      Gross profit (loss).........................      68,820             (3,282)           65,538
      Depreciation and amortization...............      15,902              3,546            19,448
      Operating expenses..........................     119,412             30,539           149,951
      Loss from operations........................     (50,592)           (33,821)          (84,413)
      Total assets................................     133,476             32,873           166,349
Six Months Ended June 30, 2000
      Total license and service revenues..........    $ 99,702           $  1,257          $100,959
      Gross profit (loss).........................      62,557               (132)           62,425
      Depreciation and amortization...............      12,471              1,781            14,252
      Operating expenses..........................     126,247             23,272           149,519
      Loss from operations........................     (63,690)           (23,404)          (87,094)
      Total assets................................     273,464             14,213           287,677

Operating expense and loss from operations for Core and Strategy.com for the three and six months ended June 30, 2001 include restructuring and impairment charges. Those charges were $23.4 million and $19.7 million for Core and Strategy.com, respectively.

The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets and long-term investments, relating to the Company's geographic regions (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                          Domestic        International      Consolidated
                                                          --------        -------------      ------------
Three Months Ended June 30, 2001
      Total license and service revenues........          $ 34,212           $ 14,997          $ 49,209
      Long-lived assets.........................            57,425              2,972            60,397
Three Months Ended June 30, 2000
      Total license and service revenues........          $ 39,246           $ 11,098          $ 50,344
      Long-lived assets.........................            99,294              2,995           102,289


                                                          Domestic        International      Consolidated
                                                          --------        -------------      ------------
Six Months Ended June 30, 2001
      Total license and service revenues........          $ 68,817           $ 31,776         $ 100,593
      Long-lived assets.........................            57,425              2,972            60,397
Six Months Ended June 30, 2000
      Total license and service revenues.........         $ 78,431           $ 22,528         $ 100,959
      Long-lived assets.........................            99,294              2,995           102,289

Transfers relating to intercompany software license royalties of $5.7 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively, and transfers relating to intercompany software license royalties of $10.3 million and $4.3 million for the six months ended June 30, 2001 and 2000, respectively, from international to domestic operations have been excluded from the above table and eliminated in the consolidated financial statements.

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

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and answers needed to manage their business effectively. Our software delivers this critical insight to employees, customers, partners and suppliers via e-mail, web, wireless and voice communication channels. Our objective is to provide businesses with a software platform that enables them to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve their customer relationships.

Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts in the context of the users' business processes. Our web architecture provides reporting, security, performance and standards that are critical for web deployment. Within intranets, our products provide employees with information to enable them to make better, more cost-effective business decisions. In extranets, enterprises can use our MicroStrategy 7 software to build stronger relationships by linking customers and suppliers via the Internet. We offer a comprehensive set of consulting, education and technical support services for our customers and partners.

In July 1999, we launched a new business unit called Strategy.com. Strategy.com delivers to subscribers highly personalized, timely information services on a scheduled or event-driven basis through a wide variety of delivery methods, including e-mail and wireless devices. As of June 30, 2001, syndicated programming hosted by Strategy.com included Finance, News, Weather and Traffic "channels." Strategy.com syndicates its channels through companies it refers to as Strategy.com affiliates, such as Earthlink and Ameritrade. MicroStrategy owns approximately 84% of the economic interest in the outstanding equity of Strategy.com on an as converted basis. In April and May 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations, reduced its workforce to approximately 40 employees and will explore strategic alternatives for its business.

We developed a restructuring plan that was adopted during the second quarter of 2001 in order to better align operating expenses with revenue expectations to help achieve our goal of making the MicroStrategy core business profitable on an operating basis by the end of 2001, excluding certain charges. The restructuring plan includes a strategic decision to focus on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 597 domestic, international, and Strategy.com employees throughout all functional areas, or approximately 33% of the worldwide headcount. As a result of the reduction in headcount, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia. As a result of these actions and the Strategy.com restructuring plans discussed above, we recorded restructuring and impairment charges of $43.1 million during the second quarter of 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. We anticipate overall annualized savings to be in the range of $70 million to $85 million as a result of these actions.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                             Three Months Ended             Six Months Ended
                                                             ------------------             ----------------
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                            2001            2000          2001           2000
                                                          ----------      ----------    ---------      ----------
Statements of Operations Data
Revenues:
     Product licenses..................................      43.1  %         43.4 %       40.5  %         47.4 %
     Product support and other services................      56.9            56.6         59.5            52.6
                                                          ----------      ----------    ---------      ----------
        Total revenues.................................     100.0           100.0        100.0           100.0
                                                          ----------      ----------    ---------      ----------
Cost of revenues:
     Product licenses..................................       1.8             0.8          2.3             1.0
     Product support and other services................      28.7            43.3         32.6            37.2
                                                          ----------      ----------    ---------      ----------
        Total cost of revenues.........................      30.5            44.1         34.9            38.2
                                                          ----------      ----------    ---------      ----------
Gross profit...........................................      69.5            55.9         65.1            61.8
                                                          ----------      ----------    ---------      ----------
Operating expenses:
     Sales and marketing...............................      42.8            76.2         49.2            79.1
     Research and development..........................      19.7            31.4         23.6            31.7
     General and administrative........................      23.9            34.5         24.9            29.2
     Restructuring and impairment charges..............      87.6               -         42.8               -
     Amortization of goodwill and intangible assets....       8.7             8.4          8.5             8.1
                                                          ----------      ----------    ---------      ----------
        Total operating expenses.......................     182.7           150.5        149.0           148.1
                                                          ----------      ----------    ---------      ----------
Loss from operations...................................    (113.2)          (94.6)       (83.9)          (86.3)
Financing and other income (expense):
     Interest income...................................       1.7             0.9          2.2             0.9
     Interest expense..................................      (3.0)           ( - )        (1.8)           ( - )
     (Loss) gain on investments........................      (0.5)          (10.1)        (1.3)            1.3
     Reduction in estimated cost of litigation
         settlement....................................      50.7               -         34.4               -
     Minority interest.................................      (2.4)              -         (2.3)              -
     Other (expense) income, net.......................      (0.9)            0.2         (0.5)            0.1
                                                          ----------      ----------    ---------      ----------
        Total financing and other income (expense).....      45.6            (9.0)        30.7             2.3
                                                          ----------      ----------    ---------      ----------
Loss before income taxes...............................     (67.6)         (103.6)       (53.2)          (84.0)
Provision for income taxes.............................       0.1               -          0.3             0.2
                                                          ----------      ----------    ---------      ----------
Net loss...............................................     (67.7)         (103.6)       (53.5)          (84.2)
                                                          ----------      ----------    ---------      ----------
Dividends on and accretion of Series A, B, C, D, and E
     convertible preferred stock.......................      (4.8)           (0.6)        (4.5)           (0.3)
Net gain on refinancing of Series A redeemable
     convertible preferred stock.......................      59.7               -         29.2               -
Preferred stock beneficial conversion feature..........         -           (38.5)           -           (19.2)
                                                          ----------      ----------    ---------      ----------
Net loss attributable to common stockholders...........     (12.8) %       (142.7)%      (28.8) %       (103.7)%
                                                          ==========    ============    =========      ==========

Comparison of the Three and Six Months Ended June 30, 2001 and 2000

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased from $50.3 million to $49.2 million for the three months ended June 30, 2000 and 2001, respectively, resulting in a decrease of 2.3%, and decreased from $101.0 million to $100.6 million for the six months ended June 30, 2000 and 2001, respectively, resulting in a decrease of 0.4%.

Product License Revenues. Product license revenues decreased from $21.8 million to $21.2 million for the three months ended June 30, 2000 and 2001, respectively, a decrease of 2.8%, and decreased from $47.8 million to $40.8 million for the six months ended June 30, 2000 and 2001, respectively, a decrease of 14.8%. Product license revenues included revenues related to Strategy.com of $847,000 and $946,000 during the three months ended June 30, 2000 and 2001, respectively, and $847,000 and $1.9 million during the six months ended June 30, 2000 and 2001, respectively. The overall decrease in product license revenues was primarily attributable to the economic slowdown in the first two quarters of 2001, which led to decreased corporate spending on information technology. As discussed further below, we experienced a decline in domestic product license revenues in this period which was offset in part by an increase in international product license revenues. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years. We may not be able to maintain or increase market acceptance for our family of products.

Product Support and Other Services Revenues. Product support and other services revenues decreased from $28.5 million to $28.0 million for the three months ended June 30, 2000 and 2001, respectively, a decrease of 1.9%, and increased from $53.1 million to $59.8 million for the six months ended June 30, 2000 and 2001, respectively, an increase of 12.6%. Product support and other services revenues included revenues related to Strategy.com of $297,000 and $1.1 million for the three months ended June 30, 2000 and 2001, respectively, and $410,000 and $2.6 million for the six months ended June 30, 2000 and 2001, respectively. The decrease in product support and other services revenues for the three months ended June 30, 2001 compared to the comparable period in the prior year was primarily due to a decrease in demand for consulting services. Additionally, the decrease in product support and other services revenue was also attributable to the implementation of a restructuring plan under which we have reduced our consulting, education and technical support staffing levels in our core business and Strategy.com. The increase in product support and other services revenue for the six months ended June 30, 2001 was primarily attributable to an increase in technical support services during the first quarter of 2001 resulting from an increase in the size of our installed product base covered under our software support contracts with new and existing customers. As a result of possible fluctuations in product license revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues increased from $11.1 million to $15.0 million for the three months ended June 30, 2000 and 2001, respectively, an increase of 35.1%, and increased from $22.5 million to $31.8 million for the six months ended June 30, 2000 and 2001, respectively, an increase of 41.1%. International product license revenues increased from $5.3 million to $7.1 million for the three months ended June 30, 2000 and 2001, respectively, an increase of 34.0%, and increased from $12.2 million to $15.2 million for the six months ended June 30, 2000 and 2001, respectively, an increase of 24.6%. International product support and other services revenues increased from $5.8 million to $7.9 million for the three months ended June 30, 2000 and 2001, respectively, an increase of 36.2%, and increased from $10.3 million to $16.6 million for the six months ended June 30, 2001, respectively, an increase of 61.2%. The increase in these revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. In addition, we opened new sales offices in Argentina, Mexico, Korea, and Australia in the latter half of 2000. As a percentage of total revenues, international revenues were 30.5% and 22.0% for the three months ended June 30, 2001 and 2000, respectively, and 31.6% and 22.3% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that international revenues will continue to account for a significant portion of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product license revenues increased from $392,000 to $863,000 for the three months ended June 30, 2000 and 2001, respectively, and from $997,000 million to $2.3 million for the six months ended June 30, 2000 and 2001, respectively. As a percentage of product license revenues, cost of product license revenues increased from 1.8% to 4.1% for the three months ended June 30, 2000 and 2001, respectively, and from 2.1% to 5.6% for the six months ended June 30, 2000 and 2001, respectively. The increase in cost of product license revenues as a percentage of product license revenues was primarily due to increased royalty obligations to third party software vendors resulting from an increase in royalty arrangements with strategic partners. In the event that we increase indirect sales and enter into additional royalty arrangements with strategic partners in the future, cost of product license revenues as a percentage of total product license revenues may increase.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support, and education. Cost of product support and other services decreased from $21.8 million to $14.1 million for the three months ended June 30, 2000 and 2001, respectively, and from $37.5 million to $32.8 million for the six months ended June 30, 2000 and 2001, respectively. As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 76.4% to 50.5% for the three months ended June 30, 2000 and 2001, respectively, and from 70.7% to 54.8% for the six months ended June 30, 2000 and 2001, respectively. As discussed above, we implemented a restructuring plan during the second quarter of 2001, under which we have reduced our consulting, education and technical support staffing levels in our core business and Strategy.com, which contributed to the decrease in the cost of product support and other services as a percentage of product support and other services revenues ("services cost"). Additionally, the decrease in services cost was also due to a decrease in the use of third parties to perform consulting services and an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services. To the extent that we do not achieve anticipated levels of product support and other services revenues, our services margin may not improve without further lowering costs of product support and other services.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $38.3 million to $21.1 million for the three months ended June 30, 2000 and 2001, respectively, and from $79.9 million to $49.5 million for the six months ended June 30, 2000 and 2001, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 76.2% to 42.8% for the three months ended June 30, 2000 and 2001, respectively, and from 79.1% to 49.2% for the six months ended June 30, 2000 and 2001, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our restructuring plans implemented in the third quarter of 2000 and in the second quarter of 2001, decreased commissions earned, relating to lower product licenses revenues and decreased promotional activities and advertising. During the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. These advertising programs were not continued in the latter half of 2000 or in the first and second quarters of 2001. As part of the restructuring plan in the second quarter of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line. Sales and marketing expenses related to Strategy.com decreased from $3.4 million to $671,000 for the three months ended June 30, 2000 and 2001, respectively, and from $8.7 million to $2.5 million for the six months ended June 30, 2000 and 2001 respectively. We intend to continue to market our MicroStrategy 7 software and other technology in our suite of products; however, we expect to continue to reduce our overall advertising and marketing efforts going forward in order to better align our costs with anticipated revenues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses decreased from $15.8 million to $9.7 million for the three months ended June 30, 2000 and 2001, respectively, and from $32.0 million to $23.7 million for the six months ended June 30, 2000 and 2001, respectively. As a percentage of total revenues, research and development expenses decreased from 31.4% to 19.7% for the three months ended June 30, 2000 and 2001, respectively, and from 31.7% to 23.6% for the six months ended June 30, 2000 and 2001, respectively. The decrease in research and development expenses was primarily due to our focus on enhancing our core business intelligence product line rather than initiating new product development. The decrease in research and development expenses was also attributable to a reduction in staffing levels in connection with the restructuring plan implemented during the second quarter of 2001, a decrease in the use of third party consultants to develop new products and product releases, and a curtailment of spending on the Strategy.com network. Research and development expenses related to Strategy.com decreased from $4.7 million to $1.9 million for the three months ended June 30, 2000 and 2001, respectively, and from $9.0 million to $5.4 million for the six months ended June 30, 2000 and 2001, respectively. We expect that research and development expenses may be further reduced in future periods in view of staff reductions, reductions in the use of external consultants and reductions in spending on technology projects that are unrelated to our primary market.

During the three months ended June 30, 2001, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed," we capitalized $606,000 of software development costs associated with the release of the Narrowcaster 7.1 software. During the three months ended June 30, 2000, we capitalized $1.0 million of software development costs associated with the release of the MicroStrategy 7.0 software. These amounts represent software development costs incurred from the time that technological feasibility was reached until the general release of the respective software products. These capitalized software costs are amortized over their respective useful lives of approximately 3 years.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as outside consulting, legal and other professional fees. General and administrative expenses decreased from $17.4 million to $11.8 million for the three months ended June 30, 2000 and 2001, respectively, and from $29.5 million to $25.1 million for the six months ended June 30, 2000 and 2001, respectively. As a percentage of total revenues, general and administrative expenses decreased from 34.5% to 23.9% for the three months ended June 30, 2000 and 2001, respectively, and from 29.2% to 24.9% for the six months ended June 30, 2000 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a reduction in staff levels as a result of the restructuring plan implemented during the second quarter of 2001, a decrease in the use of external professional services, and a reduction in recruiting efforts. General and administrative expenses related to Strategy.com decreased from $3.8 million to $1.1 million for the three months ended June 30, 2000 and 2001, respectively, and from $5.6 million to $2.7 million for the six months ended June 30, 2000 and 2001, respectively. We expect that general and administrative expenses may be further reduced in future periods in view of staff reductions, facilities consolidation and reductions in the use of external consultants.

Restructuring and Impairment Charges. During the second quarter of 2001, we adopted a restructuring plan designed to focus our commercial activities. The restructuring plan includes a strategic decision to focus our operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 597 domestic, international, and Strategy.com employees throughout all functional areas, or approximately 33% of the worldwide headcount. As a result of the reduction in headcount, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia. On April 3, 2001 and May 4, 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations and reduced its workforce to approximately 40 employees.

As a result of these restructuring plans, we recorded restructuring and impairment charges of $43.1 million during the second quarter of 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. As a result of the restructuring, we expect depreciation expense to be reduced by approximately $22.0 million over the next four years. The following table sets forth a summary, by operating segment, of the restructuring and impairment charges (in thousands):

                                                                                                        Accrued
                                                                   Total                             Restructuring
                                 Charge for    Charge for      Consolidated    Non-cash      Cash      Costs at
                                    Core      Strategy.com        Charge        Charges    Payments  June 30, 2001
                                    ----      ------------        ------        -------    --------  -------------
Severance and other employee
  termination benefits.........  $  2,862      $  1,505         $  4,367       $       -   $ (3,583)   $    784
Write-down of impaired assets..     6,443        17,485           23,928         (23,928)         -           -
Estimated sublease losses and
  other facility closing costs.    13,008             -           13,008               -       (568)     12,440
Terminations of computer and
  equipment leases.............       712           590            1,302               -       (246)      1,056
Accrual for professional fees..       393           105              498               -       (151)        347
                                 --------      --------         --------       ---------   --------    --------
      Total restructuring and
      impairment charges.......  $ 23,418      $ 19,685         $ 43,103       $ (23,928)  $ (4,548)   $ 14,627
                                 ========      ========         ========       =========   ========    ========

Amortization of Goodwill and Intangible Assets. We have recorded $4.2 million in amortization expense for each of the three months ended June 30, 2000 and 2001, and $8.1 million and $8.5 million in amortization expense for the six months ended June 30, 2000 and 2001, respectively. We expect our level of amortization expense to be substantially the same through the end of 2001, to the extent no additional intangible assets are acquired. See "Recent Accounting Pronouncements" below regarding the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets."

(Loss) Gain on Investments. In March 2000, we sold 412,372 of Xchange, Inc. common shares received in consideration for the sale of software, for a realized gain of $6.4 million. In May 2000, we sold an additional 412,370 shares of Xchange, Inc. common stock for a realized loss of $4.9 million. Also during the second quarter of 2000, the Company sold certain other securities, which resulted in a realized loss of $137,000. During the first quarter of 2001, we sold 161,300 of shares of Xchange, Inc. common that we had received during 2000 for a gain of $24,000. During the second quarter of 2001, we sold 323,700 of these shares for a loss of $9,000.

During the first quarter and second quarter of 2001, we received additional shares of Xchange's stock in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a subsequent decrease in the market value of Xchange's stock, the timing and amount of future recovery, if any, of our aggregate investment in Xchange's stock was determined to be uncertain and the decline in value was deemed to be other than temporary. Accordingly, we wrote down the investment to its fair value at March 31, 2001 and then again at June 30, 2001 and recognized losses of $224,000 and $505,000, during the three months and six months ended June 30, 2001, respectively.

Additionally, during the first quarter of 2001, we recognized a loss of $840,000 related to a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity.

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

In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United

States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

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

 Based on the terms of the settlement agreements, during the third quarter of 2000, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the litigation settlement of $126.8 million during the third quarter of 2000. Subsequently, we have estimated the value of the settlement during each of the successive quarterly financial reporting periods based upon valuation assumptions from the settlement. During the second quarter of 2001, we updated the estimated value assigned to the promissory notes and warrants to be issued based upon an independent third-party valuation and separately evaluated the other individual components of the settlement agreements. As a result of the changes in the estimated value of each element of the settlement, we recorded a reduction in the provision for the litigation settlement of $24.9 million and $34.6 million during the three and six months ended June 30, 2001, respectively. This reduction was comprised of the following (in thousands):

                                                               Three                 Six
                                                            Months Ended         Months Ended
                                                           June 30, 2001        June 30, 2001
                                                          -----------------    -----------------
Issuance of promissory notes.....................            $ (16,700)           $ (16,700)
Issuance of Class A common stock.................               (8,721)              (8,721)
Issuance of warrants.............................                  480               (9,435)
Pending loss on additional settlement............                    -                  250
                                                          -----------------    -----------------
      Reduction in estimated value of provision..            $ (24,941)           $ (34,606)
                                                          =================    =================


The final value of the settlements may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis.


Minority Interest. For the three and six months ended June 30, 2001, we accreted dividends and offering costs of $1.2 million and $2.3 million, respectively, on the preferred stock of Strategy.com which was issued in October 2000 and January 2001.

Provision for Income Taxes. We recorded income tax expense of $48,000 and $0 for the three months ended June 30, 2001 and 2000, respectively, and $337,000 and $250,000 of income tax expense for the six months ended June 30, 2001 and 2000, respectively. The provision for both quarters and the six months ended June 30 in each year relates to income taxes payable in certain foreign jurisdictions in which we were profitable. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Dividends on and Accretion of Series A, B, C, D and E Convertible Preferred Stock. For the three and six months ended June 30, 2001, we recorded aggregate preferred stock dividends and accretion of $2.4 million and $4.5 million, respectively. During the six months ended June 30, 2001, we paid dividends of $3.7 million through the issuance of 819,167 shares of Class A common stock and
175.6 shares of Series D preferred stock in lieu of cash. As of June 30, 2001, we had accrued dividends of $1.3 million which are included in accounts payable and other accrued expenses in the accompanying consolidated balance sheet.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of the our Series A redeemable convertible preferred stock described below, we obtained an independent third-party valuation of the fair value of each series of the preferred stock. Based upon the independent third-party valuation, the total fair value of the new series of preferred stock and the actual value of the common stock issued at closing were determined to be lower than the carrying value of the Series A securities being refinanced. Accordingly, we recorded a net gain on the refinancing of the Series A preferred stock of $29.4 million. This net gain represents the excess of the fair value of the consideration transferred to the holders of the Series A preferred stock over the carrying value of those preferred securities of $11.0 million plus the amount of the previously recognized beneficial conversion feature equivalent to the pro-rata portion of the shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as a reduction to net loss attributable to common stockholders in the accompanying consolidated statement of operations.

Preferred Stock beneficial Conversion Feature. During the second quarter of 2000, we recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature of the Series A redeemable convertible preferred stock based on the difference between the fair market value of the Class A common stock on the closing date of the private placement and the conversion rate.

Deferred Revenue

Deferred revenue represents product support and other services fees that are collected in advance for product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Deferred revenue also includes product license and product support and other services fees relating to arrangements which require implementation-related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Aggregate deferred revenue was $70.5 million as of June 30, 2001 compared to $81.6 million as of December 31, 2000. We expect to recognize approximately $48.2 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of actual revenue for any succeeding period.

Liquidity and Capital Resources

On June 30, 2001 and December 31, 2000, we had $61.1 million and $94.7 million of cash, cash equivalents, and short-term investments, respectively, of which $564,000 and $25.9 million was restricted cash as of June 30, 2001 and December 31, 2000, respectively, and $27.4 million and $34.5 million was cash of Strategy.com as of June 30, 2001 and December 31, 2000, respectively.

Cash used in operations was $40.0 million and $40.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash used in operations from 2000 to 2001 was primarily attributable to a decrease in our operating losses, excluding the restructuring and impairment charges recorded during 2001, offset by an increase in cash used for working capital items such as accounts payable and accrued expenses. During the latter part of 2000 and during the second quarter of 2001, we have taken several actions to curtail our operating expenses including a reduction in headcount, consolidation of facilities and discontinuation of various company sponsored events. We have also implemented actions to reduce the use of outside consultants and contractors and other sales and marketing expenses. These actions were taken to achieve our goal of making the core business, excluding Strategy.com, profitable on an operating basis by the end of 2001, excluding amortization, preferred dividends and other non-operating expenses.

Cash provided by investing activities was $24.3 million for the six months ended June 30, 2001. For the six months ended June 30, 2000, cash used in investing activities was $16.7 million. As discussed further below, cash provided by investing activities consisted primarily of the $25.3 million in restricted cash that was released in connection with the termination of our prior credit facility. Additionally, we received $2.2 million in cash relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity. The remaining change in cash provided by investing activities from 2000 to 2001 is primarily attributable to a $24.3 million reduction in capital expenditures. Also during the 2000 period, we received $38.4 million in proceeds from the sale of short-term investments which was offset by a $28.6 million requirement to fund a restricted cash account.

Our financing activities provided cash of $5.9 million and $125.6 million for the six months ended June 30, 2001 and 2000, respectively. On June 19, 2000, we issued 12,500 shares of our Series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of estimated offering costs of $5.4 million. On June 14, 2001, we refinanced our Series A redeemable convertible preferred stock. As a result of the refinancing, 650 shares of the Series A redeemable convertible stock with a $6.5 million stated value remain outstanding. We redeemed or exchanged the remaining 11,850 shares of our Series A redeemable convertible preferred stock, in connection with the refinancing, as follows:

     o $12.5 million stated value of the Series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

     o $38.75 million stated value of the Series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all Series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 5,568,466 shares of Class A common stock and $16.3 million stated value of Series D redeemable convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $5.00 per share;

     o $33.125 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if we elect to mandatorily convert these shares into Class A common stock;

     o $27.825 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if we elect to mandatorily convert these shares into Class A common stock; and

     o $6.3 million stated value of the Series A redeemable convertible preferred stock were exchanged for an equivalent stated value of Series E redeemable convertible preferred stock, or 630 shares, which is not currently convertible into Class A common stock, but will become convertible into Class A common stock on December 12, 2001 with a conversion price per share equal to the average of the dollar volume-weighted average price of the Class A common stock during the ten consecutive trading days immediately preceding December 11, 2001.

The Series B preferred stock and the Series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of Class A common stock at our option, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their Series B preferred stock and Series C preferred stock into shares of our Class A common stock. At our option, the Series B and Series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into Class A common stock at the lower of their respective fixed conversion prices or 95% of the average of the dollar volume-weighted average price of the Class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The Series D preferred stock matures three years after the date of issuance, does not carry any dividend rate, and has a fixed conversion price of $5 per share. At maturity, the Series D preferred stock mandatorily converts into Class A common stock at the fixed conversion price of $5 per share. In addition, prior to maturity, holders have the right to convert their Series D preferred stock into shares of our Class A common stock. The Series E preferred stock matures three years after the date of issuance and accrues cumulative dividends at a rate of 12.5% per annum until September 12, 2001, 15% per annum from September 13, 2001 until December 11, 2001, and 17.5% per annum thereafter, accruing daily and payable in cash. We have the right to redeem the Series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the Series E preferred stock have the right to require us to redeem the Series E preferred stock at any time after July 14, 2002 for 120% of the stated value plus accrued and unpaid dividends and may require redemption of the Series E preferred stock prior to that date upon specified financing transactions or other events. Upon maturity, we are required to redeem any Series E preferred stock outstanding for $10,000 per share plus accrued and unpaid dividends. Prior to maturity, the holders shall have the right to convert their Series E preferred stock into shares of our Class A common stock at any time beginning on December 12, 2001, based on a conversion price equal to the average of the dollar volume-weighted average price of the Class A common stock during the ten consecutive trading days immediately preceding December 11, 2001. The preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of Class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of our Class A common stock on the day immediately before the triggering event occurs. As of June 30, 2001, none of these triggering events have occurred.

The remaining 650 shares of Series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of Class A common stock at our election. As of June 30, 2001, the Series A preferred stock was convertible, at the option of the holders, into 194,696 shares of Class A common stock based on the conversion price at that date of $33.39 per share. The conversion price may be adjusted at certain future dates based on the average of the dollar volume weighted average price of the Class A common stock during the ten trading days after the first and each subsequent anniversary of the initial issuance date, if such adjustment would result in a lower conversion price. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. In the event of redemption upon a triggering event, the Series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of June 30, 2001, none of these triggering events have occurred. On July 5, 2001, the conversion price was adjusted downward to $3.08313 per share in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. As a result of this adjustment to the conversion price, the Series A preferred stock is currently convertible into 2,108,247 shares of Class A common stock, excluding shares of Class A common stock that may be issuable as dividends on the Series A preferred stock.

In January 2001, Strategy.com issued an additional 3,134,796 million shares of redeemable convertible preferred stock for $10.0 million, in a second and final closing of sales of the Series A redeemable convertible preferred stock of Strategy.com.

On February 9, 2001, we entered into a loan and security agreement (the "New Credit Facility") which provided for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes. The New Credit Facility consisted of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations. The New Credit Facility replaced a previous line of credit agreement, which had provided for a $25.0 million revolving line of credit and which was secured by cash and cash equivalents of $25.9 million classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 2000. The cash was restricted through February 2001, at which time the previous line of credit agreement was terminated upon the closing of the New Credit Facility. During the first and second quarters of 2001, we repaid $1.1 million of the term loan under the New Credit Facility through the use of the revolving line of credit. On June 14, 2001, we entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility" or "working capital line of credit"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month until March 2002, at which time the then remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, we also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million upon the working capital line of credit. At June 30, 2001, we had $6.1 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $6.3 million, we have $17.6 million available for future drawdowns subject to borrowing base limitations. As a result of the borrowing base limitations, $4.6 million of additional borrowing capacity under the Modified Credit Facility was available at June 30, 2001. Based upon recent trends in the levels of our accounts receivable and borrowing base limitations, we expect that our borrowing capacity will be substantially lower than the full $17.6 million available at June 30, 2001.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The borrowing rate in effect at June 30, 2001 was 8.75%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of our assets. Under the terms of the Modified Credit Facility, we are required to maintain certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, as defined in the agreement, maintaining certain cash balances domestically, and limitations on incurring additional indebtedness. During April 2001, the Company did not meet certain administrative covenant requirements under the New Credit Facility. The Company received an extension through June 15, 2001 and has cured the covenant non-compliance. At June 30, 2001, the Company was in compliance with all debt covenants.


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

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of June 30, 2001. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are unable to draw down additional amounts under the lease agreement, although we expect only limited, near-term, computer equipment needs as a result of the restructuring.

We have recently taken actions to realign our cost structure to better match our expected revenues by reducing our workforce, limiting discretionary operating expenses and reducing capital expenditures. If we do not achieve revenues at anticipated levels, and we are not able to promptly adjust our cost structure, we will need to take further measures to reduce costs or will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or by obtaining other financing facilities to support our current cost structure. Financing facilities may not be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the new credit facility agreement entered into in June 2001 will be sufficient to meet our working capital requirements and anticipated capital expenditures for the remainder of 2001.

Our operations and prospects have been and will be significantly affected by the developments relating to the revision of our 1999, 1998 and 1997 financial statements. We and certain of our officers and directors were named as defendants in a class action lawsuit alleging violations of various securities laws, and certain of our officers and directors are defendants in a shareholder derivative lawsuit alleging that they breached their fiduciary duties related to our restated financial statements. In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

Recent Accounting Pronouncements

We adopted SFAS No. 133 as of January 1, 2001. Through June 30, 2001, the adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill should not be amortized. Instead, the statement requires that a company conduct a two-step impairment test on an annual basis to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. We expect to discontinue amortization of goodwill on January 1, 2002 and will assess impairment of goodwill on an annual basis in accordance with SFAS No. 142.

Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Class A common stock could decline and you may lose all or part of your investment.

WE HAVE EXPERIENCED LOSSES IN THE PAST AND EXPECT FUTURE LOSSES THROUGH AT LEAST THE END OF 2001

We have not achieved profitability and have incurred significant operating losses in each of the last five years. We incurred net losses of $53.9 million in the six months ended June 30, 2001 and $261.3 million, $33.7 million and $2.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of June 30, 2001, our accumulated deficit was $353.1 million. We expect our gross revenue to decline from the fiscal year ended December 31, 2000 to the fiscal year ended December 31, 2001. In connection with our April 2001 corporate restructuring and the additional Strategy.com restructurings in April and May 2001, we recorded restructuring and impairment charges in the second quarter of 2001 of $43.1 million.

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

     Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office and equipment leases, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

Our deferred revenue was approximately $70.5 million as of June 30, 2001. The timing and ultimate recognition of our deferred revenue depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of actual revenue for any succeeding period.

WE MAY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN

We may require additional external financing through credit facilities, sale of additional debt or equity securities in MicroStrategy or in our Strategy.com subsidiary or by obtaining other financing facilities to support our operations, as we expect to incur operating losses through at least the third quarter of 2001 and possibly longer. Obtaining additional financing will be subject to a number of factors, including:

     o   market conditions;

     o   our operating performance; and

     o   investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital needed to fund our operations, our business, operating results and financial condition may be materially and adversely affected.

WE FACE LITIGATION THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We and certain of our directors and executive officers are named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit relating to the restatement of our 1999, 1998 and 1997 financial results. Although we have entered into agreements to settle such lawsuits and the settlements have received court approval, both settlements are subject to various closing conditions. If the agreed upon settlements are not consummated, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our financial condition or results of operation. Regardless of the outcome of these matters, it is likely that we will incur substantial defense costs and that these actions may cause a diversion of management time and attention.

THE ISSUANCE OF CLASS A COMMON STOCK AS PART OF THE PROPOSED SETTLEMENT OF CLASS ACTION LITIGATION AND THE EXERCISE OF WARRANTS OR CONVERSION OF NOTES ISSUED AS PART OF THE LITIGATION SETTLEMENT COULD RESULT IN A SUBSTANTIAL NUMBER OF ADDITIONAL SHARES OF CLASS A COMMON STOCK BEING ISSUED

The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue to members of the class 2,777,778 shares of Class A common stock. At the time of that issuance, some of our officers will tender to us for no consideration 1,683,502 shares of Class A common stock for cancellation, resulting in a net issuance of 1,094,276 shares of Class A common stock. In addition, the settlement agreements require the issuance of warrants to purchase 1,900,000 shares of Class A common stock and five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of Class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar volume-weighted average trading price of the Class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of Class A common stock being issued. For example, if the conversion price of the notes were based on the dollar volume-weighted average trading price of the Class A common stock during the 10 trading days ending August 1, 2001, we would be obligated to issue 32,968,995 shares of Class A common stock if we elected to convert the notes. The issuance of a substantial number of shares of Class A common stock as part of the litigation settlement and future exercises or conversions of securities issued in the litigation settlement may result in substantial dilution to the interests of holders of Class A common stock and may result in downward pressure on the price of our Class A common stock.

THE CONVERSION OF THE SHARES OF OUR PREFERRED STOCK COULD RESULT IN SUBSTANTIAL NUMBERS OF ADDITIONAL SHARES OF CLASS A COMMON STOCK BEING ISSUED IF OUR MARKET PRICE DECLINES DURING PERIODS IN WHICH THE CONVERSION PRICE OF THE PREFERRED STOCK MAY ADJUST

On June 14, 2001, holders of our Series A preferred stock exchanged 11,850 shares of Series A preferred stock for cash and shares of our Class A common stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock. The Series B preferred stock, Series C preferred stock and Series D preferred stock are convertible into shares of our Class A common stock at conversion prices currently equal to $12.50, $17.50 and $5.00 per share, respectively. The Series E preferred stock is convertible beginning on December 12, 2001 into shares of our Class A common stock at a conversion price equal to the average of the dollar volume-weighted average prices of the Class A common stock during the ten consecutive trading days immediately preceding December 11, 2001. The outstanding shares of Series B preferred stock, Series C preferred stock and Series D preferred stock would currently convert into 7,492,200 shares of Class A common stock, plus a number of shares reflecting accrued but unpaid dividends as of the conversion date. However, if the holders of the Series B preferred stock and Series C preferred stock do not convert their shares into shares of Class A common stock prior to their maturity three years from the date of issuance, and if we do not redeem their outstanding shares of Series B preferred stock and Series C preferred stock at maturity, the conversion price for such shares will be reset to a price equal to 95% of the dollar volume-weighted average price of our Class A common stock for the 30 trading days prior to the maturity date. If the market price at maturity of our Class A common stock is less than the applicable conversion price, the number of shares of Class A common stock that we could be required to issue upon conversion of the Series B preferred stock and Series C preferred stock would increase. For instance, if the market price of our Class A common stock on the maturity date of our Series B preferred stock and Series C preferred stock were $3.89, the closing sale price of our Class A common stock as of August 1, 2001, the holders of the Series B preferred stock and Series C preferred stock did not elect to convert any of their shares prior to the maturity date and we did not redeem such shares on the maturity date, we would be required to issue a total of 15,668,380 shares of our Class A common stock upon conversion of such shares at maturity.

After the exchange of shares of our Series A preferred stock for shares of our Class A common stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series E preferred stock as described above, 650 shares of our Series A preferred stock remain outstanding. We have the right to redeem 120 of such shares through December 11, 2001. As of August 1, 2001, shares of Series A preferred stock are convertible into Class A common stock at a conversion price equal to $3.08313 per share. If any shares of Series A preferred stock remain outstanding on June 19, 2002, the conversion price may be adjusted based on the average of the dollar volume- weighted average price of our Class A common stock during the ten trading days after that date and on each subsequent anniversary of that date, if such adjustment would result in a lower conversion price. The conversion price of the Series A preferred stock may also be adjusted upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which these shares relate and the issuance of certain equity securities. As a result, the lower the price of our Class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment.

If our Series E preferred stock remains outstanding on December 12, 2001 and the average dollar volume-weighted average price of our Class A common stock was low during the ten trading days immediately preceding December 11, 2001, the Series E preferred stock could become convertible into a significant number of shares of Class A common stock, which could decrease the price of our Class A common stock. In addition, to the extent the shares of our preferred stock are converted or dividends on these shares are paid in shares of Class A common stock rather than cash, a significant number of shares of Class A common stock may be sold into the market, which could decrease the price of our Class A common stock and encourage short sales. Short sales could place further downward pressure on the price of our Class A common stock. In that case, we could be required to issue an increasingly greater number of shares of our Class A common stock upon future conversions of the Series A preferred stock, Series B preferred stock and Series C preferred stock as a result of the annual and other adjustments described above, sales of which could further depress the price of our Class A common stock.

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

WE MAY BE REQUIRED TO PAY SUBSTANTIAL PENALTIES TO THE HOLDERS OF THE PREFERRED SHARES IF SPECIFIC EVENTS OCCUR

In accordance with the terms of the agreements relating to the issuance of our redeemable convertible preferred stock, we are required to pay substantial penalties to a holder of preferred stock under specified circumstances, including, among others:

     o nonpayment of dividends on the Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock in a timely manner;

     o failure to deliver shares of our Class A common stock upon conversion of the preferred shares after a proper request;

     o nonpayment of the redemption price at maturity of any remaining Series A preferred stock, Series B preferred stock, Series C preferred stock and Series E preferred stock; or

     o the unavailability of the registration statement relating to the shares of Class A common stock issuable upon conversion of and in lieu of cash dividends on the preferred stock to cover the resale of such shares for more than brief intervals.

These penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law. In the third quarter of 2000, we incurred $578,000 in penalties as a result of a 14-day delay in the filing of a registration statement registering the shares of Class A common stock issuable upon conversion of and in lieu of dividends on the Series A preferred stock.

WE ARE CURRENTLY UNABLE TO BORROW ADDITIONAL AMOUNTS UNDER OUR MASTER EQUIPMENT LEASE AGREEMENT

We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment in November 1999, of which we have leased approximately $17.8 million as of August 1, 2001. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement, although we expect only limited, near-term, computer equipment needs as a result of the restructuring.

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

     o  business intelligence software;

     o  online analytical processing, or OLAP, tools;

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

     Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited `drilling' is also provided. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Seagate and Brio.

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

      Analytical Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e- commerce applications, such as Broadbase, BroadVision, E.piphany and Vignette, compete with our analytical customer relationship management applications. In contrast with providers of operational customer relationship management vendors, such as Vantive and Oracle, analytical customer relationship management deals more with customer segmentation, analysis and interaction as opposed to infrastructure and call centers.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. In April 2001, we implemented a corporate restructuring which included a reduction in our worldwide workforce of approximately one-third. In April and May 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations and reduced its workforce to approximately 40 employees. These reductions in force could adversely impact our employee morale and our ability to attract and retain employees. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our MicroStrategy products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows NT operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT operating system. We cannot market many of our current business intelligence products to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost- effective basis, if at all.

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

In Europe, the European Union Directive on Data Protection requires member countries to implement legislation that prohibits any European entity from sharing personal data collected from EU persons with entities in any country that is not deemed to have adequate data protection laws. Currently, the United States' data protection laws are not deemed to be adequate, and some data transfers from European entities to us may be prohibited unless explicit consent is obtained from EU data subjects, we agree to specified contractual privacy safeguards that are approved by EU authorities, or we comply with the requirements of the so-called Safe Harbor program between the United States and the EU. It may not be feasible for us to obtain the required consent or to make the necessary contractual commitments. Currently, we have not sought to be certified under the Safe Harbor program, and our data collection and handling practices may not qualify under this program. Although enforcement of EU data protection laws against U.S. companies is currently subject to a standstill, this standstill will be in effect until late 2001, and some countries, including France, are currently attempting to enforce data protection laws with respect to data exports to the United States, notwithstanding the existence of the standstill.

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

Strategy.com is expected to incur significant losses for the foreseeable future and we are exploring strategic alternatives for this business

Strategy.com is expected to incur significant losses for the foreseeable future. In April and May 2001, Strategy.com adopted restructuring plans pursuant to which it has reduced its workforce to approximately 40 employees and will explore strategic alternatives for its business, including the potential sale of that business. It may not be possible to sell the Strategy.com business on acceptable terms.

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: Class A common stock and Class B common stock. Holders of our Class A common stock generally have the same rights as holders of our Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have ten votes per share. As of August 1, 2001, holders of our Class B common stock owned or controlled 50,941,421 shares of Class B common stock, or 93.2% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 2,452,755 shares of Class A common stock and 39,432,907 shares of Class B common stock, or 72.6% of total voting power, as of August 1, 2001. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of Class B common stock, almost all of whom are current employees or former employees of our company or related parties, to transfer shares of Class B common stock, subject to the approval of stockholders possessing a majority of the outstanding Class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding Class B common stock could, without seeking anyone else's approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of Class A common stock might otherwise receive a premium for their shares over the then current market price.

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, channel partners accounted for, directly or indirectly, approximately 35.3%, 44.4%, 39.2% and 33.6% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 31.6%, 24.9%, 24.0% and 26.1% of our total revenues for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. Our international operations require significant management attention and financial resources.

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

     o  increased price competition;

     o  changes in revenue or earnings estimates by analysts;

     o any change in the actual or expected amount of dilution attributable to issuances of additional shares of Class A common stock upon conversion of our preferred stock or as a result of the litigation settlement; or

     o  other events or factors

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


Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British pound sterling, the German deutsche mark, the Spanish peseta, and the Italian lira. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 2001, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, operating results, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured subordinated promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 2,777,778 shares of our Class A Common Stock; and
(3) warrants to purchase 1,900,000 shares of Class A Common Stock at an exercise price of $40 per share with the warrants expiring five years from the date they are issued. On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to object the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions.

Delaware Derivative Litigation

On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action. Under the derivative settlement agreement, we have added a new independent director with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, certain of our officers will contribute a portion of the Class A Common Stock held by them that is to be issued to class members in settlement of the class action lawsuit. Specifically, Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, our former Chief Financial Officer and current Vice President of Business Affairs, will contribute to the class action settlement an aggregate of 1,683,502 shares of Class A Common Stock held by them. At a hearing on August 7, 2001, the Chancery Court approved the settlement.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Refinancing of Series A Redeemable Convertible Preferred Stock

On June 14, 2001, the Company and the holders of the Series A redeemable convertible preferred stock (the "Series A Preferred Shares") agreed to a refinancing of 11,850 of the Series A Preferred Shares, leaving 650 Series A Preferred Shares outstanding. The Company redeemed or exchanged these 11,850 Series A Preferred Shares as follows:

     o $12.5 million stated value of the Series A Preferred Shares, or 1,250 shares, were redeemed for $12.5 million in cash;

     o $38.75 million stated value of the Series A Preferred Shares, or 3,875 shares, and accrued dividends on all Series A Preferred Shares being exchanged were exchanged for 5,568,466 shares of Class A common stock and $16.261 million stated value of Series D redeemable convertible preferred stock (the "Series D Preferred Shares") with a fixed conversion price of $5.00 per share;

     o $33.125 million stated value of the Series A Preferred Shares, or 3,312.5 shares, were exchanged for an equivalent stated value of Series B redeemable convertible preferred stock (the "Series B Preferred Shares") with a conversion price of $12.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock;

     o $27.825 million stated value of the Series A Preferred Shares, or 2,782.5 shares, were exchanged for an equivalent stated value of Series C redeemable convertible preferred stock (the "Series C Preferred Shares"), with a conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into Class A common stock; and

     o $6.3 million stated value of the Series A Preferred Shares, or 630 shares, were exchanged for an equivalent stated value of Series E redeemable convertible preferred stock (the "Series E Preferred Shares") with a conversion price per share equal to the average of the volume-weighted average prices of the Class A Common Stock during the ten consecutive trading days immediately preceding December 11, 2001.

As part of the refinancing, the Company has the option to redeem for cash $1.2 million stated value of its outstanding Series A Preferred Shares, or 120 shares, until December 11, 2001, if such shares have not been converted into Class A common stock. If the Company does not exercise its option to redeem such 120 shares, an aggregate of 650 Series A Preferred Shares will remain outstanding, assuming none of such shares are converted. These 650 Series A Preferred Shares may be converted by the holders prior to maturity or by the Company at maturity for shares of Class A common stock and accrue dividends payable at the Company's option in shares of Class A common stock in lieu of cash.

The Series B Preferred Shares and the Series C Preferred Shares have a three-year maturity and accrue dividends at the rate of 12.5% per year, payable in cash or Class A common stock at the election of the Company, subject to satisfaction of certain conditions. At the option of the Company, the Series B and Series C Preferred Shares may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into Class A common stock at the lower of their respective fixed conversion prices or 95% of the average of the dollar volume-weighted average price of the Class A common stock during the 30 consecutive trading days immediately preceding the maturity date.

The Series D Preferred Shares have a three-year maturity, will not pay dividends, and will have a fixed conversion price of $5 per share. At maturity, the Series D Preferred Shares mandatorily converts into Class A common stock at the fixed conversion price of $5 per share.

The Series E Preferred Shares have a three-year maturity, will pay dividends at the rate of 12.5% per annum until September 12, 2001, 15% per annum from September 13, 2001 until December 11, 2001 and 17.5% per annum thereafter. The

Company will have the right to redeem the Series E Preferred Shares prior to December 11, 2001 at a price equal to 105% of the stated value plus accrued dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued dividends if redeemed from October 28, 2001 through December 31, 2001 and at 120% of the stated value plus accrued dividends thereafter. Holders of Series E Preferred Shares have the right to require the Company to redeem the Series E Preferred Shares if the Company receives cash from a financing transaction, certain assets sales and from certain other events by the Company. Holders of Series E Preferred Shares have the right to require the Company to redeem the Series E Preferred Shares at any time after July 14, 2002 at such holder's option at a price equal to 120% of the stated value plus accrued dividends.

The issuance of the securities in the above refinancing transaction was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended . No underwriters were involved in the foregoing issuance of securities.

ITEM 5.  OTHER INFORMATION

         The Company's Annual Meeting of Stockholders was held on July 16, 2001. The following proposals were adopted by the vote specified below.



                                                                           Withheld/                        Broker
                                                             For           Against         Abstain        Non-votes
                                                           -------       -----------     ----------      ----------
1.  Election of directors:
         Michael J. Saylor                               535,526,098       315,495            --             --
         Sanju K. Bansal                                 535,526,098       315,495            --             --
         F. David Fowler                                 535,526,098       315,495            --             --
         Frank A. Ingari                                 535,526,098       315,495            --             --
         Jonathan J. Ledecky                             534,295,222      1,546,371           --             --
         Stuart B. Ross                                  535,526,098       315,495            --             --
         John W. Sidgmore                                535,526,098       315,495            --             --
         Ralph S. Terkowitz                              535,526,098       315,495            --             --

2.  To approve the Amended and Restated 1999 Stock       510,505,548      2,469,567         39,844       22,626,634
    Option Plan to increase the number of shares of
    Class A Common Stock reserved for issuance
    under the plan from 11,000,000 to 23,500,000
    shares

3.  To approve the Amended and Restated 1997 Stock       510,892,757      2,084,038         38,164       22,626,634
    Option Plan for French Employees to increase
    the number of shares of Class A Common Stock
    reserved for issuance under the plan from
    600,000 to 800,000 shares

4.  To approve the issuance of shares of Class A         512,846,025       131,244          37,691       22,626,633
    Common Stock upon conversion of shares of
    Series A Convertible Preferred Stock and as
    dividends thereon

5.  To approve the issuance of shares of Class A         512,825,929       148,450          40,581       22,626,633
    Common Stock (i) upon exchange of shares of
    Series A Convertible Preferred Stock and (ii)
    upon conversion of shares of Series B
    Convertible Preferred Stock, Series C
    Convertible Preferred Stock, Series D
    Convertible Preferred Stock and Series E
    Convertible Preferred Stock issued in exchange
    for shares of Series A Convertible Preferred
    Stock (including any shares of Class A Common
    Stock issuable in lieu of cash dividends
    thereon)

6.  To approve the issuance of shares of Class A         512,842,505       136,874          35,581       22,626,633
    Common Stock upon conversion of 7 1/2% Series
    A Unsecured Notes to be issued to class
    members pursuant to the settlement agreement
    among the Company, certain of the Company's
    officers and directors and plaintiffs'
    counsel, approved by the United States
    District Court for the Eastern District of
    Virginia on April 2, 2001

7.  To ratify the selection of                           521,095,169      14,515,651        30,773          --
    PricewaterhouseCoopers LLP as the Company's
    independent auditors for the current fiscal
    year




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


        3.3            Certificate of Designations, Preferences and Rights of Series A Conertible Preferred Stock.
                       (Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File no. 000-24435) filed on
                       June 19, 2000, and incorporated by reference herein).

        3.4            Certificate of  Designations,  Preferences and Rights of the Series B Convertible  Preferred
                       Stock.  (Filed  as  Exhibit  4.1 to the  Company's  Current  Report  on Form 8-K  (File  No.
                       000-24435) filed on June 18, 2001, and incorporated by reference herein).

        3.5            Certificate of  Designations,  Preferences and Rights of the Series C Convertible  Preferred
                       Stock  (Filed  as  Exhibit  4.2 to the  Company's  Current  Report  on Form  8-K  (File  No.
                       000-24435) filed on June 18, 2001, and incorporated by reference herein).

        3.6            Certificate of  Designations,  Preferences and Rights of the Series D Convertible  Preferred
                       Stock  (Filed  as  Exhibit  4.3 to the  Company's  Current  Report  on Form  8-K  (File  No.
                       000-24435) filed on June 18, 2001, and incorporated by reference herein).

        3.7            Certificate of  Designations,  Preferences and Rights of the Series E Convertible  Preferred
                       Stock  (Filed  as  Exhibit  4.4 to the  Company's  Current  Report  on Form  8-K  (File  No.
                       000-24435) filed on June 18, 2001, and incorporated by reference herein).

        10.1           Amended and Restated  Redemption and Exchange  Agreement,  dated as of June 14, 2001, by and among the Company,  Fisher  Capital  Ltd. and Wingate  Capital Ltd (Filed as Exhibit 10.1 to
                       the Company's  Current Report on Form 8-K (File No.  000-24435)  filed on June 18, 2001, and incorporated by reference herein).

        10.2           Amended and Restated  Redemption and Exchange  Agreement,  dated as of June 14, 2001, by and between the Company  and HFTP  Investment  L.L.C.  (Filed as Exhibit  10.2 to the  Company's
                       Current Report on Form 8-K (File No.  000-24435) filed on June 18, 2001, and incorporated by reference herein).

        10.3           Amended and Restated  Redemption and Exchange  Agreement,  dated as of June 14, 2001, by and between the Company and  Leonardo,  L.P.  (Filed as Exhibit  10.3 to the  Company's  Current
                       Report  on Form 8-K  (File  No.  000-24435)  filed on June 18,  2001,  and  incorporated  by reference herein).

        10.4           Amended and Restated Registration Rights Agreement,  dated as of April June 14, 2001, by and among the Company,  Fisher Capital Ltd. and Wingate  Capital Ltd.  (Filed as Exhibit 10.4 to
                       the Company's  Current Report on Form 8-K (File No.  000-24435)  filed on June 18, 2001, and incorporated by reference herein).

        10.5           Amended and Restated Registration Rights Agreement, dated as of June 14, 2001, by and between the Company and HFTP Investment L.L.C. (Filed as Exhibit 10.5 to the Company's Current Report
                       on Form 8-K (File No. 000-24435) filed on June 18, 2001, and incorporated by reference herein).

        10.6           Amended and  Restated  Registration  Rights  Agreement,  dated as of June 14,  2001,  by and between the Company and  Leonardo,  L.P.  (Filed as Exhibit  10.6 to the  Company's  Current
                       Report  on Form 8-K  (File  No.  000-24435)  filed on June 18,  2001,  and  incorporated  by reference herein).

        10.7           Amended and Restated Loan and Security Agreement by and among Foothill Capital Corporation,
                       MicroStrategy Incorporated and MicroStrategy Services Corporation, dated as of June 14, 2001
                       (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24435)
                       filed on June 20, 2001, and incorporated by reference herein).

B.    Reports on Form 8-K

On April 4, 2001, the Company filed a Current Report on Form 8-K dated April 3, 2001 to report that it had issued a press release announcing new corporate developments, including (a) the Company's expectation that the results of operations for the first quarter of 2001 will be below its previous expectations, (b) the implementation of a corporate restructuring program which will include a reduction in the Company's worldwide workforce by approximately one-third, (c) the refinancing of its $125 million Series A preferred stock and
(d) federal court approval of the settlement of the consolidated securities class action lawsuit against the Company and certain of its officers and directors.

On May 2, 2001, the Company filed a Current Report on Form 8-K dated April 30, 2001 to report that it had issued a press release announcing its financial results for the three month period ended March 31, 2001, and providing additional outlook and financial guidance information.

On June 18, 2001, the Company filed a Current Report on Form 8-K dated June 14, 2001 to report that it had issued a press release announcing that it closed the refinancing on its Series A preferred stock.

On June 20, 2001, the Company filed a Current Report on Form 8-K dated June 14, 2001 to report that, in connection with the refinancing of its $125 million of outstanding Series A preferred stock, the Company amended and restated the loan and security agreement among Foothill Capital Corporation, the Company and MicroStrategy Services Corporation, a wholly-owned subsidiary of the Company.

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

                                 MICROSTRATEGY INCORPORATED

                                 By:    /s/ Michael J. Saylor
                                      ------------------------------

                                      Michael J. Saylor
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer

                                 By:    /s/ Eric F. Brown
                                      ---------------------

                                      Eric F. Brown
                                      President and Chief Financial Officer

Date:  August 14, 2001