Form 10-Q
period 2001-09-30
MICROSTRATEGY INC
filed 2001-11-14
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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


       Registrant's telephone number, including area code: (703) 848-8600

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

  The number of shares of the registrant's class A common stock and class B common stock outstanding on November 1, 2001 was 43,192,074 and 49,421,262, respectively.

                           MICROSTRATEGY INCORPORATED

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.                                      Financial Statements

            Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000.   1

            Consolidated Statements of Operations For the Three Months Ended September 30, 2001 and
            2000 (unaudited).......................................................................   2

            Consolidated Statements of Operations For the Nine Months Ended September 30, 2001 and
            2000 (unaudited).......................................................................   3

            Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and
            2000 (unaudited).......................................................................   4

            Notes to Consolidated Financial Statements (unaudited).................................   5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  24

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.............................  47

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings......................................................................  48

Item 2.     Changes in Securities and Use of Proceeds..............................................  49

Item 4.     Submission of Matters to a Vote of Security Holders....................................  49

Item 6.     Exhibits and Reports on Form 8-K.......................................................  49

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                          MICROSTRATEGY INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)

                                                                               September 30,  December 31,
                                                                                   2001           2000
                                                                               ------------- -------------
                                                                                 (unaudited)
Assets
     Current assets:
        Cash and cash equivalents ..............................................   $  42,166    $  67,685
        Restricted cash ........................................................         603       25,884
        Short-term investments .................................................         361        1,085
        Accounts receivable, net ...............................................      24,043       49,061
        Prepaid expenses and other current assets ..............................       7,548       11,158
                                                                                   ---------    ---------
           Total current assets ................................................      74,721      154,873
                                                                                   ---------    ---------
     Property and equipment, net ...............................................      28,860       61,409
     Long-term investments .....................................................         250        5,271
     Goodwill and intangible assets, net of accumulated amortization
        of $30,916 and $18,170, respectively ...................................      21,542       34,300
     Deposits and other assets .................................................       3,268        3,234
                                                                                   ---------    ---------
           Total assets ........................................................   $ 128,641    $ 259,087
                                                                                   =========    =========

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
        Accounts payable and accrued expenses ..................................   $  30,804    $  35,025
        Accrued restructuring costs ............................................      11,134         --
        Accrued compensation and employee benefits .............................      13,662       26,929
        Deferred revenue and advance payments ..................................      42,032       50,303
        Working capital line of credit .........................................       1,097         --
                                                                                   ---------    ---------
           Total current liabilities ...........................................      98,729      112,257
                                                                                   ---------    ---------
     Deferred revenue and advance payments .....................................      16,351       31,260
     Accrued litigation settlement .............................................      57,082       99,484
     Other long-term liabilities ...............................................       3,560        1,509
     Accrued restructuring costs ...............................................       3,338         --
                                                                                   ---------    ---------
           Total liabilities ...................................................     179,060      244,510
                                                                                   ---------    ---------
     Commitments and contingencies
     Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 1 and 13 shares issued and
        outstanding, respectively ..............................................       6,322      119,585
     Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
        outstanding, respectively ..............................................      32,263         --
     Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
        outstanding, respectively ..............................................      25,745         --
     Series D convertible preferred stock, par value $0.001 per share,
        2 shares authorized, 2 and 0 shares issued and outstanding,
        respectively ...........................................................       4,332         --

     Mandatorily redeemable convertible preferred stock of consolidated subsidiary, par value $0.001 per share, 47,884 shares authorized, 0
        and 13,401 shares issued and outstanding, respectively .................        --         40,530

     Stockholders' Equity (Deficit):
        Preferred stock undesignated, par value $0.001 per share, 4,973 shares
           authorized, no shares issued or outstanding .........................        --           --
        Class A common stock, par value $0.001 per share, 330,000 shares authorized, 42,672 and 28,736 shares issued and outstanding,
           respectively ........................................................          43           29
        Class B common stock, par value $0.001 per share, 165,000 shares authorized, 49,421 and 52,033 shares issued and outstanding,
           respectively ........................................................          49           52
        Additional paid-in capital .............................................     239,892      152,821
        Deferred compensation ..................................................        (121)        (624)
        Accumulated other comprehensive income .................................         183        1,443
        Accumulated deficit ....................................................    (359,127)    (299,259)
                                                                                   ---------    ---------
           Total stockholders' equity (deficit) ................................    (119,081)    (145,538)
                                                                                   ---------    ---------
           Total liabilities and stockholders' equity (deficit) ................   $ 128,641    $ 259,087
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

                          MICROSTRATEGY INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                                   Three Months Ended
                                                                                                      September 30,
                                                                                               ----------------------------
                                                                                                    2001           2000
                                                                                               -------------  -------------
                                                                                                         (unaudited)
Revenues:
     Product licenses...............................................................               $ 16,559       $ 28,124
     Product support and other services.............................................                 27,639         36,731
                                                                                               -------------  -------------
        Total revenues..............................................................                 44,198         64,855
                                                                                               -------------  -------------
Cost of revenues:
     Product licenses...............................................................                  1,145            120
     Product support and other services.............................................                 11,736         26,153
                                                                                               -------------  -------------
        Total cost of revenues......................................................                 12,881         26,273
                                                                                               -------------  -------------
Gross profit........................................................................                 31,317         38,582
                                                                                               -------------  -------------
Operating expenses:
     Sales and marketing............................................................                 16,001         36,419
     Research and development.......................................................                  8,814         16,031
     General and administrative.....................................................                  9,252         17,108
     Restructuring and impairment charges...........................................                  2,907         10,835
     Amortization of goodwill and intangible assets.................................                  4,248          4,798
                                                                                               -------------  -------------
        Total operating expenses....................................................                 41,222         85,191
                                                                                               -------------  -------------
Loss from operations................................................................                 (9,905)       (46,609)
Financing and other income (expense):
     Interest income................................................................                    805          1,378
     Interest expense...............................................................                 (1,794)           (18)
     Loss on investments............................................................                   (923)        (8,985)
     Reduction in (provision for) estimated cost of litigation settlement...........                  7,046       (113,700)
     Minority interest..............................................................                   (779)             -
     Other income, net..............................................................                    554             56
                                                                                               -------------  -------------
        Total financing and other income (expense)..................................                  4,909       (121,269)
                                                                                               -------------  -------------
Loss before income taxes............................................................                 (4,996)      (167,878)
     Provision for income taxes.....................................................                  1,003            350
                                                                                               -------------  -------------
Net loss............................................................................                 (5,999)      (168,228)
                                                                                               -------------  -------------
     Dividends on and accretion of series A, B, C, D and E convertible preferred
        stock.......................................................................                 (2,789)        (2,188)
     Gain on early redemption of mandatorily redeemable convertible preferred
        stock of consolidated subsidiary............................................                 44,923              -
                                                                                               -------------  -------------
Net income (loss) attributable to common stockholders...............................               $ 36,135    $  (170,416)
                                                                                               =============  =============
Basic earnings (loss) per share.....................................................               $   0.38    $     (2.13)
                                                                                               =============  =============
Diluted earnings (loss) per share...................................................               $   0.37    $     (2.13)
                                                                                               =============  =============
Basic weighted average shares outstanding...........................................                 96,935         79,975
                                                                                               =============  =============
Diluted weighted average shares outstanding.........................................                 99,097         79,975
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

                          MICROSTRATEGY INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                         ----------------------------
                                                                                             2001           2000
                                                                                         -------------  -------------
                                                                                                  (unaudited)
Revenues:
     Product licenses...............................................................          $ 57,335    $    75,964
     Product support and other services.............................................            87,456         89,850
                                                                                         -------------  -------------
        Total revenues..............................................................           144,791        165,814
                                                                                         -------------  -------------
Cost of revenues:
     Product licenses...............................................................             3,443          1,117
     Product support and other services.............................................            44,493         63,690
                                                                                         -------------  -------------
        Total cost of revenues......................................................            47,936         64,807
                                                                                         -------------  -------------
Gross profit........................................................................            96,855        101,007
                                                                                         -------------  -------------
Operating expenses:
     Sales and marketing............................................................            65,539        116,274
     Research and development.......................................................            32,539         48,044
     General and administrative.....................................................            34,339         46,611
     Restructuring and impairment charges...........................................            46,010         10,835
     Amortization of goodwill and intangible assets.................................            12,746         12,946
                                                                                         -------------  -------------
        Total operating expenses....................................................           191,173        234,710
                                                                                         -------------  -------------
Loss from operations................................................................           (94,318)      (133,703)
Financing and other income (expense):
     Interest income................................................................             3,019          2,279
     Interest expense...............................................................            (3,565)           (28)
     Loss on investments............................................................            (2,253)        (7,629)
     Reduction in (provision for) estimated cost of litigation settlement...........            41,652       (113,700)
     Minority interest..............................................................            (3,108)             -
     Other income, net..............................................................                45            161
                                                                                         -------------  -------------
        Total financing and other income (expense)..................................            35,790       (118,917)
                                                                                         -------------  -------------
Loss before income taxes............................................................           (58,528)      (252,620)
     Provision for income taxes.....................................................             1,340            600
                                                                                         -------------  -------------
Net loss............................................................................           (59,868)      (253,220)
                                                                                         -------------  -------------
     Dividends on and accretion of series A, B, C, D and E convertible
        preferred stock.............................................................            (7,311)        (2,500)
     Net gain on refinancing of series A redeemable convertible preferred
        stock.......................................................................            29,370              -
     Gain on early redemption of mandatorily redeemable convertible preferred
        stock of consolidated subsidiary............................................            44,923              -
     Preferred stock beneficial conversion feature..................................                 -        (19,375)
                                                                                         -------------  -------------
Net income (loss) attributable to common stockholders...............................          $  7,114    $ (275,095)
                                                                                         =============  =============
Basic and diluted loss per share....................................................          $  (0.21)   $    (3.46)
                                                                                         =============  =============
Basic and diluted weighted average shares outstanding...............................            87,874         79,546
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

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                              ---------------------------------
                                                                                                   2001              2000
                                                                                              ---------------   ---------------
                                                                                                          (unaudited)
Operating activities:
      Net loss .................................................................................   $ (59,868)   $(253,220)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization .......................................................      26,866       23,732
           Bad debt expense ....................................................................       3,774        4,022
           Net realized loss on sale and write-down of short-term investments ..................       2,253        7,629
           Non-cash portion of restructuring and impairment charges ............................      23,796        4,846
           (Decrease) increase in estimated cost of litigation settlement ......................     (41,652)     113,700
           Minority interest ...................................................................       3,108         --
           Other, net ..........................................................................         685          203
      Changes in operating assets and liabilities:
           Accounts receivable .................................................................      21,247       (7,076)
           Prepaid expenses and other current assets ...........................................       2,792        1,968
           Deposits and other assets ...........................................................        (179)      (1,576)
           Accounts payable and accrued expenses, compensation and employee benefits ...........     (18,979)      29,588
           Accrued restructuring costs .........................................................      14,472         --
           Deferred revenue and advance payments ...............................................     (23,420)      (7,480)
           Other long-term liabilities .........................................................       2,051        1,508
                                                                                                   ---------    ---------
                Net cash used in operating activities ..........................................     (43,054)     (82,156)
                                                                                                   ---------    ---------
Investing activities:
      Purchases of property and equipment ......................................................      (3,959)     (41,924)
      Purchases of intangible assets ...........................................................        --         (2,443)
      Purchases of short-term investments ......................................................      (1,935)      (1,496)
      Purchases of long-term investments .......................................................        --         (5,011)
      Maturities of short-term investments .....................................................       1,935        5,500
      Proceeds from sales of short-term investments ............................................       2,800       39,763
      Decrease (increase) in restricted cash ...................................................      25,281      (26,220)
                                                                                                   ---------    ---------
                Net cash provided by (used in) investing activities ............................      24,122      (31,831)
                                                                                                   ---------    ---------
Financing activities:
      Proceeds from sale of class A common stock and exercise of stock options .................       3,967        7,792
      Proceeds from issuance of series A redeemable convertible preferred stock, net of offering
           costs ...............................................................................        --        119,667
      Proceeds from sale of mandatorily redeemable convertible preferred stock of consolidated
           subsidiary ..........................................................................      10,000         --
      Proceeds from term loan in connection with the New Credit Facility .......................      10,000         --
      Cash repayment of term loan ..............................................................     (10,000)        --
      Net cash advances under the Modified Credit Facility .....................................         866         --
      Debt issuance costs ......................................................................        (765)        --
      Redemption of series A redeemable convertible preferred stock, including offering costs
           of $513 .............................................................................     (13,013)        --
      Redemption of series E redeemable convertible preferred stock ............................      (6,770)        --
      Cash dividends for series E redeemable convertible preferred stockholders ................        (192)        --
                                                                                                   ---------    ---------
                Net cash (used in) provided by financing activities ............................      (5,907)     127,459
                                                                                                   ---------    ---------
                Effect of foreign exchange rate changes on cash and cash equivalents ...........        (680)        (709)
                                                                                                   ---------    ---------
Net (decrease) increase in cash and cash equivalents ...........................................     (25,519)      12,763
Cash and cash equivalents, beginning of period .................................................      67,685       25,941
                                                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................................................   $  42,166    $  38,704
                                                                                                   =========    =========


Supplemental disclosure of noncash investing and financing activities:
      Stock received in exchange for products and services .....................................   $   1,153    $  12,556
                                                                                                   =========    =========
      Public stock received in exchange for stock in private company ...........................   $   2,017    $    --
                                                                                                   =========    =========
      Issuance of class A common stock related to consulting services agreement ................   $    --      $   1,600
                                                                                                   =========    =========
      Payment of series A redeemable convertible preferred stock dividends through the
           issuance of class A common stock and series D convertible preferred stock ...........   $   5,198    $   2,500
                                                                                                   =========    =========
      Issuance of warrants in connection with the New Credit Facility ..........................   $     414    $    --
                                                                                                   =========    =========
      Fair value of class A common stock and series B, series C, series D, and series E redeemable convertible preferred stock issued in connection
           with refinancing transaction ........................................................   $  90,385    $    --
                                                                                                   =========    =========
      Carrying value of series A redeemable convertible preferred stock redeemed and
           exchanged in connection with refinancing transaction ................................   $(113,880)   $    --
                                                                                                   =========    =========
      Exchange of mandatorily redeemable convertible preferred stock of consolidated
           subsidiary for class A common stock .................................................   $  53,638    $    --
                                                                                                   =========    =========
      Issuance of class A common stock exchanged for mandatorily redeemable
           convertible preferred stock of consolidated subsidiary ..............................   $   8,715    $    --
                                                                                                   =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

(1) Basis of Presentation

The consolidated balance sheet of MicroStrategy Incorporated (the "Company" or "MicroStrategy") as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

The Company has incurred substantial losses for the nine months ended September 30, 2001 and for each of the three years in the period ended December 31, 2000. For the nine months ended September 30, 2001, the Company incurred a loss from operations of $94.3 million and incurred negative cash flows from operations of $43.1 million. As of September 30, 2001, the Company had an accumulated deficit of $359.1 million. The Company has taken several actions to reduce operating expenses, including reducing headcount and substantially curtailing operations in Strategy.com and overall Company discretionary expenses. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy or other alternative financing sources for the Company. Alternative debt or equity financing may not be available on acceptable terms. If the Company does not achieve sufficient revenues, it will need to take further measures to reduce costs in order to reduce its losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the modified credit facility entered into in June 2001 (Note 6) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures for the next twelve months.

Due to a change in the way management reviews its operating results, the Company changed its basis of segmentation during the third quarter of 2001 (Note 13). The new operating segments, referred to as Core and Non-Core, separate the Company's core business intelligence business from other unrelated business activities.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 133 as of January 1, 2001. Through September 30, 2001, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Company is currently assessing the impact that the adoption of this statement will have on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, " Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the Company. The Company is currently assessing the impact that the adoption of this statement will have on its consolidated financial statements.

(3) Restructuring and Impairment Charges

(a) 2001 Restructuring Plans

During the second quarter of 2001, the Company adopted a restructuring plan designed to focus its commercial activities. The restructuring plan includes a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company's workforce by 597 domestic, international, and Strategy.com employees throughout all functional areas, or approximately 33% of the Company's worldwide headcount. As a result of the reduction in headcount, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia. In April and May 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations and reduced its workforce to approximately 40 employees. This reduction in Strategy.com's workforce is included in the Company's worldwide workforce reduction of 597 employees described above.

During the third quarter of 2001, the Company adopted an additional restructuring plan to effect a further reduction in its workforce as part of its ongoing measures to better align operating expenses with revenues and further focus on its core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of the Company's workforce by 229 additional domestic and international employees throughout all functional areas. Independent of this additional restructuring plan, during the third quarter of 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and is currently negotiating to terminate Strategy.com's remaining customer contracts.

As a result of these restructuring plans, the Company recorded restructuring and impairment charges during the second quarter and third quarter of 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plan adopted during the second quarter of 2001, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Certain other assets to be held and used by the Company were also written down to fair value based upon current market values and certain other estimates of fair value such as discounting estimated future cash flows. As a result, certain long-lived assets were deemed to be impaired, a summary of which is as follows (in thousands):

                                                     Core                                         Non-Core
                                 -----------------------------------------------   ---------------------------------------
                                                                                        Internally
                                   Leasehold      Furniture and    Computers and     Developed Software    Computers and
                                  Improvements      Fixtures        Equipment             and Other          Equipment        Total
                                  ------------      --------        ---------             ---------          ---------        -----
Net book value of assets
  impaired before impairment      $     1,887      $    5,002       $      206         $     11,590      $      6,385   $    25,070

Impairment charge                      (1,887)         (4,474)             (82)             (11,590)           (5,895)      (23,928)

Disposals during the
  third quarter of 2001.......              -            (246)               -                    -                (6)         (252)
                                  -----------      ----------       ----------         ------------        ----------   -----------
Adjusted net book value at
    September 30, 2001........    $         -      $      282       $      124         $          -        $      484   $       890
                                  ===========      ==========       ==========         ============        ==========   ===========

Certain assets to be held and used in the Company's ongoing business were written down to their estimated fair value of $330,000, continue to be classified as property and equipment and will be depreciated over their remaining useful lives. Certain other assets held for sale, which are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheet, were written down to their fair value of $812,000 as of June 30, 2001. During the third quarter of 2001, the Company sold approximately $252,000 of these assets held for sale. The Company expects to dispose of the remaining assets held for sale within the next three months.

The following table sets forth a summary of the restructuring and impairment charges for 2001 (in thousands):

                                 Charge for      Charge for     Consolidated    Consolidated                            Accrued
                                   Core           Non-Core     Charge for the  Charge for the  2001       2001       Restructuring
                               Second Quarter  Second Quarter  Second Quarter  Third Quarter  Non-cash    Cash         Costs at
                                  of 2001         of 2001         of 2001         of 2001     Charges   Payments  September 30, 2001
                                  -------         -------         -------         -------     -------   --------  ------------------
Severance and other employee
  termination benefits.......... $   2,862       $  1,505        $   4,367       $  1,837    $      -   $ (4,900)      $  1,304
Write-down of impaired assets...     6,443         17,485           23,928              -     (23,928)         -              -
Estimated sublease losses and
  other facility closing costs..    13,008              -           13,008          1,040         132     (2,031)        12,149
Terminations of computer and
   equipment leases.............       712            590            1,302              -           -       (489)           813
Accrual for professional fees...       393            105              498             30           -       (322)           206
                                 ---------       --------        ---------      ---------    --------   --------       --------
      Total restructuring and
      impairment charges........ $  23,418       $ 19,685         $ 43,103      $   2,907    $(23,796)  S (7,742)      $ 14,472
                                 =========       ========         ========      =========    ========   ========       ========

All restructuring and impairment charges recorded during the third quarter of 2001 were recorded to Core operations. As of September 30, 2001, unpaid amounts of $11.1 million and $3.3 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to severance costs and fees incurred for professional services will be substantially paid during the fourth quarter of 2001. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 179,000 square feet of vacant office space as of September 30, 2001, all of which is currently being marketed for sublease. Total future aggregate lease commitments related to the vacant office space, before any sublease income, are $27.8 million. The Company is also considering terminating certain leases early. The Company estimated its sublease losses based upon current information supplied by a third-party real estate broker. Final estimates could differ from current estimates once all vacant office space is sublet. Except for its estimated sublease losses and other facility closing costs, the Company expects that its restructuring plan will be substantially completed by December 2001.

(b) 2000 Restructuring Plan

In the third quarter of 2000, the Company adopted a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of its business. The restructuring plan included a reduction of the Company's workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of a number of new jobs for which candidates had not yet commenced employment with the Company. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, the Company consolidated certain of its operations in the vicinity of its Northern Virginia headquarters. In addition, the Company reduced or eliminated certain corporate events. Finally, the Company reduced expenditures on external consultants and contractors across all functional areas.

In connection with this restructuring plan, the Company incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that were no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, the chairman and CEO of the Company, made grants of the Company's class A common stock to terminated employees from his personal stock holdings. As Mr. Saylor is a principal shareholder of the Company, his actions were deemed to be an action undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized an expense and a capital contribution by Mr. Saylor of approximately $3.0 million, which represented the fair value of the stock on the date of grant.

The following table sets forth a summary of these restructuring and impairment charges recorded during the third quarter of 2000 (in thousands):

                                                                                                      Consolidated
                                                                                                     Charge for the
                                                                         Non-cash       Cash         Third Quarter
                                                                         Charges      Payments          of 2000
                                                                         -------      --------          -------
Severance and rescinded employment offers.......................       $         -    $    2,854     $     2,854
Stock grant and applicable payroll taxes........................             3,003           189           3,192
Compensation expense on accelerated stock options...............             1,483             -           1,483
Elimination of corporate events.................................                 -         2,838           2,838
Write-off of impaired assets....................................               360             -             360
Accrual for professional fees...................................                 -           108             108
                                                                       -----------    ----------     -----------
Total restructuring and impairment charges......................       $     4,846    $    5,989     $    10,835
                                                                       ===========    ==========     ===========

Substantially all cash payments relating to the restructuring during the third quarter of 2000 were made by December 31, 2000.

(4) Investments

On a quarterly basis, as of the end of the quarter, the Company determines whether a decline in fair value of a marketable security is other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders' equity, net of related tax effects. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The following summarizes by major security type the fair market value and cost of the Company's investments as of the dates indicated (in thousands):

                                                              September 30,           December 31,
                                                           ---------------------   --------------------
                                                                  2001                    2000
                                                           ---------------------   --------------------
                                                               Fair                    Fair
                                                               Value     Cost          Value       Cost
                                                               -----     ----          -----       ----
Marketable equity securities.....................           $      361  $   2,242     $   1,085  $   1,118
Non-publicly traded equity securities............                  250        250         5,271      5,271
                                                            ----------  ---------     ---------  ---------
                                                            $      611  $   2,492     $   6,356  $   6,389
                                                            ==========  =========     =========  =========
Classified as:
       Short-term investments....................           $      361                $   1,085

       Long-term investments.....................                  250                    5,271
                                                            ----------                ---------
                                                            $      611                $   6,356
                                                            ==========                =========

During 2000, the Company received 805,800 shares of Xchange, Inc. common stock, originally valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Xchange's stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at December 31, 2000 and recognized a loss of $12.1 million during 2000.

In March and June 2001, the Company separately received 320,733 shares of Xchange's stock, originally valued at $762,000 and $391,000, respectively, pursuant to the arrangement discussed above. Due to a subsequent decrease in the market value of Xchange's stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at March 31, 2001, at June 30, 2001, and again at September 30, 2001. Consequently, the Company recognized losses of $923,000 and $1.4 million during the three months and nine months ended September 30, 2001, respectively.

In August 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In February 2001, this voice portal technology company was acquired by a publicly-traded company for a combination of cash and common stock. In consideration for its interest in the voice portal technology company, MicroStrategy received $2.2 million in cash and 454,503 shares of common stock valued at $2.0 million. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during the first quarter of 2001 based on the difference between its original basis in its investment and the fair value of the consideration received. Any additional changes in the fair value of the common stock during the second and third quarters of 2001 were deemed to be temporary.

The Company has concluded that all unrealized losses on marketable equity securities at September 30, 2001 are temporary in nature. Should any portion of these unrealized losses subsequently be determined to be other than temporary, the Company would be required to record the related amount as a charge to current earnings. As a result of temporary declines in the fair value of certain marketable equity securities, the Company had net unrealized losses of $1.9 million at September 30, 2001 included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

(5) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of the dates indicated (in thousands):

                                                             September 30,       December 31,
                                                           -----------------   -----------------
                                                                  2001                2000
                                                           -----------------   -----------------
Billed and billable....................................        $      41,963       $      84,833
Less: billed and unpaid deferred revenue...............              (10,087)            (26,128)
                                                           -----------------   -----------------
                                                                      31,876              58,705
Less: allowance for doubtful accounts..................               (7,833)             (9,644)
                                                           -----------------   -----------------
                                                               $      24,043       $      49,061
                                                           =================   =================

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

 (6) Borrowings

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

On June 14, 2001, the Company entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month until March 2002, at which time the then remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, the Company also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million under the Modified Credit Facility. During the third quarter of 2001, the Company repaid $5.2 million of the balance under the Modified Credit Facility.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The Company's borrowing rate in effect at September 30, 2001 was 7.50%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of the Company's domestic assets. Under the terms of the Modified Credit Facility, the Company is required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company may incur. At September 30, 2001, the Company was in compliance with all covenants.

In addition to the interest and other fees on borrowings under the New Credit Facility, the Company granted the lender warrants to purchase 50,000 shares of the Company's class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein. The fair value of the warrants of $414,000 was accounted for as debt issuance costs and will be amortized to interest expense through the expiration of the Modified Credit Facility. Interest expense related to the amortization of the initial value of the warrant was $35,000 and $87,000, respectively, during the three and nine months ended September 30, 2001. The warrants may be exercised by tendering cash, executing a cashless exercise using the value of the warrants, or by tendering principal outstanding under the Modified Credit Facility. Because the warrants meet the definition of a derivative under SFAS No. 133, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis with the change being recorded as interest expense. During the second quarter of 2001, fair value was determined using the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.9%, expected life of 5 years, and no dividend yield. The estimated value of the warrants was updated again during the third quarter of 2001 using the same methodology as in the second quarter of 2001. As a result of a decline in the fair value of the warrants as of June 30, 2001 and again as of September 30, 2001, the Company recorded reductions in the carrying value of its warrant liability and a decrease in interest expense in the amount of $315,000 during the second quarter of 2001 and $71,000 during the third quarter of 2001. Because the fair value of the warrants was substantially the same upon issuance and as of March 31, 2001, there was no charge to interest expense in the first quarter of 2001.

At September 30, 2001, the Company had $1.1 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $5.8 million, the Company has $23.1 million available for future drawdowns, subject to borrowing base limitations. As a result of the borrowing base limitations, $3.8 million of additional borrowing capacity under the Modified Credit Facility was available at September 30, 2001.

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of the dates indicated (in thousands):

                                                               September 30,       December 31,
                                                                    2001               2000
                                                              -----------------   -------------
Current:
Deferred product revenue...................................   $     9,410         $   21,399
Deferred product support and other services revenue........
                                                                   41,468             48,278
                                                              -------------       -------------

                                                                   50,878             69,677
Less: billed and unpaid deferred revenue...................        (8,846)           (19,374)
                                                              -------------       -------------
                                                              $    42,032         $   50,303
                                                              =============       =============
Non-current:
Deferred product revenue...............................       $     3,620         $   13,267
Deferred product support and other services revenue.........
                                                                   13,972             24,747
                                                              -------------       -------------

                                                                   17,592             38,014
Less: billed and unpaid deferred revenue......................
                                                                   (1,241)            (6,754)
                                                              -------------       -------------
                                                              $    16,351         $   31,260
                                                              =============       =============

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Strategy.com is currently negotiating to terminate its remaining customer contracts. As of September 30, 2001, Strategy.com had $7.8 million of deferred revenue remaining associated with these contracts. A significant portion of this deferred revenue may not ultimately be recognized as revenue in the event that the contracts are terminated early.

(8) Litigation

(a) Securities Litigation

The Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to its 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of the Company's common stock filed a shareholder derivative lawsuit in the Delaware Court of

Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers of the Company relating to the restatement of financial results for 1999, 1998 and 1997.

In October 2000, the Company entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

Under the class action settlement agreements, class members will receive: 1) five-year unsecured subordinated promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of the Company's class A common stock; and 3) warrants issued by the Company to purchase 1,900,000 shares of the Company's class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. Prior to the issuance of these securities, certain officers of the Company will tender 1,683,502 shares of class A common stock to the Company for no consideration as part of the derivative settlement agreement described below, resulting in a net issuance of 1,094,276 shares of class A common stock.

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

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities to be issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer and current Vice President of Business Affairs, will tender to the Company for no consideration an aggregate of 1,683,502 shares of class A common stock.

Based on the terms of the settlement agreements, during the third quarter of 2000, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during the third quarter of 2000, the Company established an estimate for the cost of the litigation settlement of $113.7 million, net of insurance recoveries of $13.1 million. Subsequently, the Company has updated the estimated value of the settlement during each of the successive quarterly financial reporting periods based upon valuation assumptions stemming from the settlement. During the second quarter of 2001, the Company updated the estimated value assigned to the notes and warrants to be issued based upon an independent third-party valuation. The estimated value of the warrants was updated again during the third quarter of 2001 using the same methodology as in the second quarter of 2001, and the other individual components of the settlement agreements were separately evaluated. The details of the accrued litigation settlement at September 30, 2001 are as follows (in thousands):

                                                 Accounts            Accrued               Total
                                               Payable and          Litigation          Accrual at
                                             Accrued Expenses       Settlement      September 30, 2001
                                             ----------------       ----------      ------------------
Promissory notes to be issued................     $      -            $ 52,500           $ 52,500
Class A common stock to be issued............            -               3,139              3,139
Warrants to be issued........................            -               1,193              1,193
Pending loss on additional settlement........            -                 250                250
Legal fees...................................          799                   -                799
Administration costs.........................          530                   -                530
                                                ----------            --------           --------
      Total accrual..........................     $  1,329            $ 57,082           $ 58,411
                                                ==========            ========           ========



The fair value of the promissory notes was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. Based on the terms of the debt instrument and the market conditions in existence at the time, the fair value of the promissory notes was initially estimated during the third quarter of 2000 assuming a market borrowing rate of 12%. Due to changes in market conditions since the settlement and based upon the third-party valuation during the second quarter of 2001, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 20%. Based on an estimated market borrowing rate of 20%, the expected discount on the unsecured subordinated promissory notes was increased to $28.0 million. As a result of the change in the estimated fair value of the promissory notes, the Company recorded a $16.7 million reduction in the provision for the litigation settlement during the second quarter of 2001. As market conditions and assumptions remained similar, no change in the estimated fair value of the promissory notes was recorded during the third quarter of 2001. Upon the issuance of these promissory notes, the discount will be amortized to interest expense over the term of the promissory notes.

Prior to the approval of the United States District Court on April 2, 2001, the Company was obligated to issue the greater of 550,000 shares of common stock or a number of shares of common stock with a value of $16.5 million based upon the per share price of the stock on the date of the settlement hearing. Because the number of shares and share price were not fixed, the Company recorded the full amount of the $16.5 million value of the common stock portion of the settlement. As a result of the court's approval during the second quarter of 2001, the number of shares of common stock was fixed at 2,777,778 shares based upon a per share price of $5.94. As a result of a decline in the Company's class A common stock price to $1.13 per share as of September 30, 2001, the value of the common stock to be issued under the settlement agreement was reduced by $4.6 million to $3.1 million during the third quarter of 2001 and by $13.4 million for the nine month period in 2001.

The fair value of the warrants to be issued in connection with the litigation settlement of $3.6 million was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.9%, expected life of 5 years, and no dividend yield. As a result of changes in the estimated fair value of the warrants, the Company recorded reductions in the provision for the litigation settlement of $2.4 million and $11.8 million, respectively, during the three and nine months ended September 30, 2001.

As a result of the changes in the estimated value of each element of the securities litigation settlement discussed above, the Company recorded an aggregate reduction in the provision for the litigation settlement of $7.0 million and $41.7 million during the three and nine months ended September 30, 2001, respectively. This reduction was comprised of the following (in thousands):

                                                              Three                  Nine
                                                           Months Ended          Months Ended
                                                        September 30, 2001    September 30, 2001
                                                        ------------------    ------------------
Promissory notes to be issued................              $     -                 $ (16,700)
Class A common stock to be issued............               (4,639)                  (13,360)
Warrants to be issued........................               (2,407)                  (11,842)
Pending loss on additional settlement........                    -                       250
                                                          ---------                ---------
      Reduction in estimated value of
      provision................................            $(7,046)               $  (41,652)
                                                          =========               ==========

The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Company's class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, the Company will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, the Company will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis after issuance.

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). The lawsuit alleges that these employees, who previously worked for the Company, have breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company's trade secrets and confidential information and soliciting the Company's employees and customers. The Company's complaint seeks injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company's software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. The Company intends to vigorously defend the case. On October 31, 2001, the Company filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. The Company is seeking monetary damages and injunctive relief. As these actions are in a very preliminary stage, the Company is currently unable to estimate the potential range of gain or loss, and the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

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

o $27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into class A common stock; and

o $6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

The series B preferred stock and the series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of class A common stock at the option of the Company, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their series B preferred stock and series C preferred stock into shares of the Company's class A common stock. At the option of the Company, the series B and series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into class A common stock at a conversion price of 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date.

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

The Company had the right to redeem the series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the series E preferred stock had the right to require the Company to redeem the series E preferred stock at specified prices upon specified financing transactions or other events. Upon the closing of the Exchange Agreement pursuant to which the Company acquired the outstanding series A preferred stock of Strategy.com (Note 10), the holders exercised this right, and on September 10, 2001 the Company paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. The cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

Each series of preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of the Company's class A common stock on the day immediately before the triggering event occurs, except for the series D preferred stock which is redeemable at the greater of its stated value or such product. As of September 30, 2001, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series A, series B, and series C preferred stock shall have the right, at the holder's option, to require the Company to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends. Holders of series D preferred stock shall have the right, at the holder's option, to require the Company to redeem all or a portion of the preferred stock at the stated value of such shares of preferred stock plus accrued and unpaid dividends upon a change of control.

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

In connection with the June 2001 refinancing of the Company's series A redeemable convertible preferred stock, the Company obtained an independent third-party valuation of the fair value of each series of the preferred stock. Based upon the independent third-party valuation, the total fair value of the new series of preferred stock and the actual value of the common stock issued at closing were determined to be lower than the carrying value of the series A securities being refinanced. Accordingly, the Company recorded a net gain attributable to common stockholders on the refinancing of the series A preferred stock of $29.4 million during the second quarter of 2001. This net gain represents the excess of the fair value of the consideration transferred to the holders of the series A preferred stock over the carrying value of those preferred securities, equal to $11.0 million, plus the amount of the previously recognized beneficial conversion feature equivalent to the pro-rata portion of the shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as a reduction to net loss attributable to common stockholders in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

Based on the valuation of the series D preferred stock, the Company determined that the effective conversion price of the series D preferred stock was less than the fair value of the Company's class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company's class A common stock on the closing date and the effective conversion price of the series D preferred stock. The beneficial conversion feature has been recorded as a discount on the value of the series D preferred stock and an increase in additional paid-in capital and will be accreted using the effective interest method over the three-year term of the series D preferred stock. For the three and nine months ended September 30, 2001, accretion to the carrying value of the beneficial conversion feature was $231,000 and $268,000, respectively.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at the election of the Company. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the series A preferred stock was adjusted downward to $3.08 per share based on the average of the dollar-volume weighted average price of the Company's class A common stock during the ten trading day immediately preceding July 5, 2001. Prior to this adjustment, the conversion price was $33.39 per share. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of September 30, 2001, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. The Company has the right to redeem 120 shares of the series A preferred stock with a $1.2 million stated value on or prior to December 11, 2001. At the option of the Company, the series A preferred stock may be redeemed at its June 19, 2002 maturity at stated value plus accrued dividends or mandatorily converted into class A common stock equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, the Company, at its option, may extend the maturity of the series A preferred stock for up to an additional two years. If the Company elects to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the Company's class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series A Redeemable Convertible Preferred Stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of September 30, 2001, none of these triggering events have occurred.

The Company has recorded each series of preferred stock issued in June 2001 at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on the respective fair value of each series. The Company is accreting the carrying value of the series B and series C preferred stock to its stated value over the three-year term of each series of preferred stock. For the three and nine months ended September 30, 2001, accretion to the carrying value of the preferred stock was $397,000 and $1.1 million, respectively. Because the series D preferred stock requires share settlement at maturity and does not have a mandatory cash redemption requirement, except upon a triggering event, the Company will not accrete the carrying value of the series D preferred stock to its stated value.

For the three and nine months ended September 30, 2001, the Company accrued total dividends of $2.2 million and $6.5 million, respectively, on all of its series of preferred stock. During the nine months ended September 30, 2001, the Company paid aggregate dividends of $5.2 million through the issuance of 1,336,479 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the refinancing transaction. As of September 30, 2001, the Company has accrued dividends of $1.8 million which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

On August 29, 2001, the Company entered into an exchange agreement (the "Exchange Agreement") whereby MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock. Based on the closing price of the Company's class A common stock of $2.49 per share on the date of the closing and the carrying value of Strategy.com's series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million. This gain represents the excess of the carrying value of Strategy.com's preferred stock over the fair value of the Company's class A common stock exchanged in the transaction. The gain of $44.9 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations.

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the three months and nine months ended September 30, 2001, the Company accreted offering costs of $85,000 and $341,000, respectively, on the preferred stock of Strategy.com. Additionally, for the three months and nine months ended September 30, 2001, the Company accreted dividends of $694,000 and $2.8 million, respectively, on the preferred stock of Strategy.com. The accretion of dividends and offering costs on Strategy.com's preferred stock until the date of redemption is classified as minority interest in the accompanying consolidated statements of operations. No other minority interest has been recorded as all losses of Strategy.com are included in the consolidated financial statements of the Company.

(11) Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains and losses on short-term investments that have been excluded from net loss and reflected in stockholders' equity (deficit) as accumulated other comprehensive income.

Comprehensive loss for the three and nine months ended September 30, 2001 and 2000 is calculated as follows (in thousands):

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                        --------------------------     ---------------------------
                                                           2001          2000             2001           2000
                                                        ------------  ------------     ------------   ------------
Net loss..........................................        $ (5,999)    $(168,228)        $ (59,868)     $(253,220)
Foreign currency translation adjustment...........           1,188          (601)              588           (722)
Unrealized loss on short-term investments.........          (2,104)          (70)           (1,848)        (1,336)
                                                        ------------  ------------     ------------   ------------
     Comprehensive loss...........................        $ (6,915)    $(168,899)        $ (61,128)     $(255,278)
                                                        ============  ============     ============   ============

(12) Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and EITF Topic D-72, "Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share". Additionally, in accordance with EITF Topic D-95, "Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share," participating securities that are convertible into common stock must be included in the computation of basic earnings (loss) per share if their effect is dilutive.

Because each series of the Company's preferred stock has participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, each series of preferred stock is considered a participating convertible security and is therefore included in the computation of basic earnings per share to the extent they are dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the three months ended September 30, 2001 and 2000, respectively (in thousands, except per share data):

                                                     Three months ended                                Three months ended
                                                     September 30, 2001                                September 30, 2000
                                      ------------------------------------------------- ------------------------------------------
                                          Income             Shares          Per Share     Income             Shares      Per Share
                                       (Numerator)       (Denominator)        Amount     (Numerator)      (Denominator)    Amount
                                       -----------       -------------        ------     -----------      -------------    ------
Net loss                                   $  (5,999)                                      $ (168,228)

Dividends on and accretion of
     series A, B, C, D and E
     convertible preferred stock              (2,789)                                          (2,188)
Gain on early redemption of
     mandatorily redeemable
     convertible preferred stock
     of consolidated subsidiary               44,923                                                -
                                      ---------------                                   --------------

Net income (loss) attributable
     to common stockholders                   36,135                                         (170,416)

Effect of common stock:
Weighted average shares of
     class A common stock                                          40,031                                   55,147
Weighted average shares of
     class B common stock                                          49,421                                   24,828

Effect of dilutive participating
  convertible securities:
Series D preferred stock                         231                3,252
Series A preferred stock                         186                2,384
Series E preferred stock                         178                1,847
                                      ---------------  -------------------              --------------    ---------

Basic earnings (loss) per share               36,730               96,935    $ 0.38          (170,416)      79,975        $(2.13)
                                                                           ============                                 ==========

Effect of dilutive securities:
Employee stock options                                              2,162
                                      ---------------  -------------------              --------------    ---------     ----------
Diluted earnings (loss) per share          $  36,730               99,097    $ 0.37        $ (170,416)      79,975        $(2.13)
                                      ===============  =================== ============ ==============    =========     ==========

The diluted earnings (loss) per share calculation for the three months ended September 30, 2001 excludes 4,355,584 weighted average shares of Series B and C preferred stock because their effect would have been anti-dilutive. Employee stock options of 9,598,688 and 5,119,667 and warrants of 128,334 and 78,334 for the three months ended September 30, 2001 and 2000, respectively, have also been excluded from the diluted earnings (loss) per share calculation because their effect would be anti-dilutive. In addition, series A convertible preferred stock, which was convertible into 3,744,152 shares of class A common stock, was excluded from the diluted earnings (loss) per share calculation for the three months ended September 30, 2000 because its effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the nine months ended September 30, 2001 and 2000, respectively (in thousands, except per share data):

                                                     Nine months ended                             Nine months ended
                                                     September 30, 2001                            September 30, 2000
                                       -------------------------------------------     --------------------------------------------
                                           Income           Shares       Per Share       Income           Shares          Per Share
                                        (Numerator)     (Denominator)     Amount       (Numerator)    (Denominator)        Amount
                                        -----------     -------------     ------       -----------    ------------        --------
Net loss                                   $ (59,868)                                   $ (253,220)

Dividends on and accretion of
     series A, B, C, D and E
     convertible preferred stock              (7,311)                                       (2,500)
Net gain on refinancing of
     series A redeemable
     convertible preferred stock              29,370                                             -
Gain on early redemption of
     mandatorily redeemable
     convertible preferred stock
      of consolidated subsidiary              44,923                                             -
Preferred stock beneficial
     conversion feature                            -                                       (19,375)
                                       ---------------                                --------------

Net income (loss) attributable
     to common stockholders
                                               7,114                                      (275,095)

Effect of common stock:
Weighted average shares of
     class A common stock                                      35,272                                     55,147
Weighted average shares of
     class B common stock                                      49,421                                     24,399

Effect of dilutive participating
  convertible securities:
Series A preferred stock                     (25,227)           3,181
                                       ---------------     ----------                 --------------  -----------

Basic and diluted loss per share           $ (18,113)          87,874   $  (0.21)       $ (275,095)       79,546        $ (3.46)
                                       ===============     ==========   =========     ==============  ===========       =========


The numerator in the basic and diluted loss per share calculation for the nine months ended September 30, 2001 has been adjusted to eliminate the $29.4 million gain on the refinancing of the series A preferred stock and $4.2 million of dividends and accretion as required by the if-converted method. As a result, the Company has a loss per share of $0.21 for the nine months ended September 30, 2001 for both basic and diluted earnings (loss) per share.

The diluted earnings (loss) per share calculation for the nine months ended September 30, 2001 excludes 3,699,164 incremental weighted shares of Series B, C, D and E preferred stock because their effect would have been anti-dilutive. Employee stock options of 13,707,443 and 2,761,314 and warrants of 128,334 and 78,334 for the nine months ended September 30, 2001 and 2000, respectively, have also been excluded from the diluted earnings (loss) per share calculation because their effect would be anti-dilutive. In addition, series A convertible preferred stock, which was convertible into 3,744,152 shares of class A common stock, was excluded from the diluted earnings (loss) per share calculation for the nine months ended September 30, 2000 because its effect would be anti-dilutive.


(13) Segment Information

Due to a change in the way management reviews its operating results, the Company changed its basis of segmentation during the third quarter of 2001. Prior to the change, the Company had two operating segments,

MicroStrategy Core and Strategy.com and had begun operating its business as these two segments in the latter part of 1999. The new segments, referred to as Core and Non-Core, separate the Company's core business intelligence business from other unrelated business activities. Revenues in the Core segment are derived from business intelligence sales of product licenses and product support and other services, including technical support, education and consulting services. The Non-Core segment consists of the operations of Strategy.com and other similar non-core research and development activities. Strategy.com delivers personalized information services to subscribers on a scheduled or event-driven basis. Other non-core research and development activities consist of speech and voice command services. Due to similarities in the financial requirements, economic characteristics, and nature of the respective businesses, the results of three separate business activities have been aggregated into the Non-Core segment.

As previously discussed, during the second quarter of 2001, the Company substantially curtailed operations of Strategy.com and reduced its workforce to approximately 40 employees. During the third quarter 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and is currently negotiating to terminate Strategy.com's remaining customer contracts. Although the curtailment of the business includes a substantial reduction in product, software development and marketing expenditures, the Company expects to continue to incur losses from its Strategy.com operations in the forseeable future. As a result of the significant curtailment of the business and the uncertainty of generating additional Strategy.com revenues, the Company recorded asset impairment charges during the second quarter of 2001 related to the hardware and software used in Strategy.com operations.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. To be consistent with current period presentation, the Company has restated the comparative financial segment information of earlier periods. The following summary discloses certain financial information regarding the Company's operating segments (in thousands):

                                                          Core           Non-Core        Consolidated
                                                          ----           --------        ------------
Three Months Ended September 30, 2001
      Total license and service revenues.............   $ 41,072         $    3,126        $   44,198
      Gross profit...................................     30,733                584            31,317
      Depreciation and amortization..................      7,207                211             7,418
      Operating expenses.............................     39,128              2,094            41,222
      Loss from operations...........................     (8,395)            (1,510)           (9,905)
      Total assets...................................    123,221              5,420           128,641
Three Months Ended September 30, 2000
      Total license and service revenues.............   $ 59,539         $    5,316        $   64,855
      Gross profit (loss)............................     39,295              (713)            38,582
      Depreciation and amortization..................      7,899              1,582             9,481
      Operating expenses.............................     71,250             13,941            85,191
      Loss from operations...........................    (31,955)           (14,654)          (46,609)
      Total assets...................................    218,880             23,183           242,063


                                                          Core           Non-Core        Consolidated
                                                          ----           --------        ------------
Nine Months Ended September 30, 2001
      Total license and service revenues.............   $137,181         $    7,610        $  144,791
      Gross profit (loss)............................     99,561            (2,706)            96,855
      Depreciation and amortization..................     23,110              3,756            26,866
      Operating expenses.............................    156,875             34,298           191,173
      Loss from operations...........................    (57,314)           (37,004)          (94,318)
      Total assets...................................    123,221              5,420           128,641
Nine Months Ended September 30, 2000
      Total license and service revenues.............   $159,241         $    6,573        $  165,814
      Gross profit (loss)............................    101,852              (845)           101,007
      Depreciation and amortization..................     20,314              3,418            23,732
      Operating expenses.............................    196,161             38,549           234,710
      Loss from operations...........................    (94,309)           (39,394)         (133,703)
      Total assets...................................    218,880             23,183           242,063

Operating expenses and loss from operations for the three months ended September 30, 2001 include restructuring and impairment charges of $2.9 million for Core. For the nine months ended September 30, 2001, those charges were $26.3 million and $19.7 million for Core and Non-Core, respectively. For both the three and nine months ended September 30, 2000, those charges were $9.3 million and $1.5 million for Core and Non-Core, respectively.

The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets and long-term investments, relating to the Company's geographic regions (in thousands):

                                                      Domestic      International    Consolidated
                                                      --------      -------------    ------------
Three Months Ended September 30, 2001
      Total license and service revenues.......... $   29,760       $   14,438       $   44,198
      Long-lived assets...........................     50,431            3,239           53,670
Three Months Ended September 30, 2000
      Total license and service revenues.......... $   47,329       $   17,526       $   64,855
      Long-lived assets...........................    112,601            3,300          115,901


                                                      Domestic      International    Consolidated
                                                      --------      -------------    ------------
Nine Months Ended September 30, 2001
      Total license and service revenues.......... $   98,577       $   46,214       $  144,791
      Long-lived assets...........................     50,431            3,239           53,670
Nine Months Ended September 30, 2000
      Total license and service revenues.......... $  125,760       $   40,054       $  165,814
      Long-lived assets...........................    112,601            3,300          115,901

Transfers relating to intercompany software license royalties from international to domestic operations of $2.2 million for both the three months ended September 30, 2001 and 2000, respectively, and of $12.5 million and $6.5 million for the nine months ended September 30, 2001 and 2000, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are cautioned that actual results may differ from management's expectations.

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

Towards the end of 2000 and throughout 2001, we have been affected by the global economic slowdown which has resulted in a decrease in corporate spending on information technology. The terrorist attacks on September 11, 2001 magnified this economic trend during the third quarter. These macro-economic factors have had an adverse impact on the Company's results of operations as discussed below.

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

During the third quarter of 2001, we adopted an additional restructuring plan to effect a further reduction in our workforce as part of our ongoing measures to better align operating expenses with revenues and further focus on our core business intelligence software business. The restructuring adopted during the third quarter of 2001 resulted in a reduction of the Company's workforce by 229 additional domestic and international employees throughout all functional areas. As a result of our restructuring plans, we recorded restructuring and impairment charges of $2.9 million and $46.0 million during the three and nine months ended September 30, 2001, respectively, for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. We anticipate overall annualized savings to be in the range of $86 million to $110 million as a result of the restructuring plans adopted during 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                              Three Months Ended            Nine Months Ended
                                                        ---------------------------     -------------------------
                                                                 September 30,                 September 30,
                                                             2001             2000          2001           2000
                                                           ---------      ----------    ---------      ----------
Statements of Operations Data
Revenues:
     Product licenses..............................            37.5%           43.4%        39.6%          45.8%
     Product support and other
       services...................................             62.5            56.6         60.4            54.2
                                                           ---------      ----------    ---------      ----------
        Total revenues............................            100.0           100.0        100.0           100.0
                                                           ---------      ----------    ---------      ----------
Cost of revenues:
     Product licenses.............................              2.6             0.2          2.4             0.7
     Product support and other services...........             26.6            40.3         30.7            38.4
                                                           ---------      ----------    ---------      ----------
        Total cost of revenues....................             29.2            40.5         33.1            39.1
                                                           ---------      ----------    ---------      ----------
Gross profit......................................             70.8            59.5         66.9            60.9
                                                           ---------      ----------    ---------      ----------
Operating expenses:
     Sales and marketing..........................             36.2            56.2         45.3            70.1
     Research and development.....................             19.9            24.7         22.5            29.0
     General and administrative...................             20.9            26.4         23.7            28.1
     Restructuring and impairment charges.........              6.6            16.7         31.8             6.5
     Amortization of goodwill and intangible
        assets....................................              9.6             7.4          8.8             7.8
                                                           ---------      ----------    ---------      ----------
        Total operating expenses..................             93.2           131.4        132.1           141.5
                                                           ---------      ----------    ---------      ----------
Loss from operations..............................           (22.4)          (71.9)       (65.2)          (80.6)
Financing and other income (expense):
     Interest income..............................              1.8             2.1          2.1             1.4
     Interest expense............................              (4.0)              -         (2.5)              -
     Loss on investments..........................             (2.1)          (13.9)        (1.6)           (4.6)
     Reduction in (provision for) estimated cost of
        litigation settlement.....................             15.9          (175.3)        28.8           (68.6)
     Minority interest............................             (1.8)              -         (2.1)              -
     Other income, net............................              1.3             0.1            -             0.1
                                                           ---------      ----------    ---------      ----------
        Total financing and other income (expense).            11.1          (187.0)        24.7           (71.7)
                                                           ---------      ----------    ---------      ----------
Loss before income taxes............................          (11.3)         (258.9)       (40.5)         (152.3)

Provision for income taxes..........................            2.3             0.5          0.9             0.4
                                                           ---------      ----------    ---------      ----------
Net loss............................................         (13.6)          (259.4)       (41.4)         (152.7)
                                                           ---------      ----------    ---------      ----------
Dividends on and accretion of series A, B, C, D
     and E convertible preferred
     stock..........................................           (6.3)           (3.4)        (5.0)           (1.5)
Net gain on refinancing of series A redeemable
     convertible preferred stock....................              -               -         20.3               -
Gain on early redemption of mandatorily
     redeemable convertible preferred stock of
     consolidated subsidiary........................          101.7               -         31.0               -
Preferred stock beneficial conversion
    feature.........................................              -               -            -           (11.7)
                                                           ---------      ----------    ---------      ----------
Net income (loss) attributable to common
     stockholders....................................         81.8%         (262.8)%         4.9%         (165.9)%
                                                           =========    ============    =========      ==========

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased 31.9% from $64.9 million to $44.2 million for the three months ended September 30, 2000 and 2001, respectively, and decreased 12.7% from $165.8 million to $144.8 million for the nine months ended September 30, 2000 and 2001, respectively.

During the third quarter of 2000, we and a significant customer, Deutsche Bank, agreed to restructure our relationship, terminating the Strategy.com affiliation and joint research and development agreement and replacing it with a standard enterprise software license and maintenance agreement. While we had been providing services to this customer over the previous six months, no revenue had been recognized in accordance with our revenue recognition accounting polices. In view of changes in the customer's goals, we entered into an agreement with Deutsche Bank in which we agreed to cease further development efforts and deliver all existing work product to Deutsche Bank. Since we had no future obligations to Deutsche Bank, all payments had been made prior to the end of the quarter, and all other revenue recognition criteria had been achieved, we recorded revenues of $9.5 million during the third quarter of 2000, with $4.4 million and $5.1 million recorded as product license revenues and product support and other services revenues, respectively, and deferred an additional $1.5 million related to ongoing product support obligations.

Product License Revenues. Product license revenues decreased 41.1% from $28.1 million to $16.6 million for the three months ended September 30, 2000 and 2001, respectively, and decreased 24.5% from $76.0 million to $57.3 million for the nine months ended September 30, 2000 and 2001, respectively. Product license revenues included revenues related to our non-core activities of $0 and $1.4 million during the three months ended September 30, 2000 and 2001, respectively, and $778,000 and $3.3 million during the nine months ended September 30, 2000 and 2001, respectively. The overall decrease in product license revenues in the period ending September 30, 2001 was primarily attributable to the economic slowdown in the first three quarters of 2001, which led to decreased corporate spending on information technology and, to a lesser extent, the effect of the September 11, 2001 terrorist attacks, which had an adverse affect on sales efforts at the end of the third quarter. Contributing to the decrease were unusually high product licenses revenues in the third quarter of 2000 relating to the restructuring of the Deutsche Bank relationship described above which resulted in $4.4 million of product license revenues being recognized in the third quarter of 2000. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. Product support and other services revenues decreased 24.8% from $36.7 million to $27.6 million for the three months ended September 30, 2000 and 2001, respectively, and decreased 2.7% from $89.9 million to $87.5 million for the nine months ended September 30, 2000 and 2001, respectively. Product support and other services revenues related to our non-core activities represented 40.7% of the overall decrease for the quarter, declining from $5.4 million to $1.7 million for the three months ended September 30, 2000 and 2001, respectively. For the nine months ended September 30, 2000 and 2001, product support and other services revenues related to our non-core activities declined from $5.8 million to $4.3 million, respectively. Also contributing to the decrease in the period ending September 30, 2001 were unusually high product support and other services revenues in the third quarter of 2000 relating to the restructuring of the Deutsche Bank relationship described above which resulted in $5.1 million of product support and other services revenues being recognized in the third quarter of 2000. As a result of possible fluctuations in product license revenues discussed above and other factors, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues decreased 17.6% from $17.5 million to $14.4 million for the three months ended September 30, 2000 and 2001, respectively, and increased 15.4% from $40.1 million to $46.2 million for the nine months ended September 30, 2000 and 2001, respectively,. International product license revenues decreased 36.3% from $10.2 million to $6.5 million for the three months ended September 30, 2000 and 2001, respectively, and decreased 3.5% from $22.5 million to $21.7 million for the nine months ended

September 30, 2000 and 2001, respectively. International product support and other services revenues increased 8.2% from $7.3 million to $7.9 million for the three months ended September 30, 2000 and 2001, respectively, and increased 39.2% from $17.6 million to $24.5 million for the nine months ended September 30, 2001, respectively. The decrease in international revenues in the period ending September 30, 2001 was primarily due to the recognition of $4.4 million of product license revenues resulting from the restructuring of the Deutsche Bank relationship described above in the third quarter of 2000. Excluding the impact of the Deutsche Bank transaction, international revenues increased slightly due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. As a percentage of total revenues, international revenues were 32.7% and 27.0% for the three months ended September 30, 2001 and 2000, respectively, and 31.9% and 24.2% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that international revenues will continue to account for a significant portion of total revenues and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third-party software vendors. Cost of product license revenues increased from $120,000 to $1.1 million for the three months ended September 30, 2000 and 2001, respectively, and from $1.1 million to $3.4 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of product license revenues, cost of product license revenues increased from 0.4% to 6.9% for the three months ended September 30, 2000 and 2001, respectively, and from 1.5% to 6.0% for the nine months ended September 30, 2000 and 2001, respectively. The increase in cost of product license revenues as a percentage of product license revenues was primarily due to increased software royalty obligations to third-party software vendors resulting from an increase in MicroStrategy software sold that included third-party software. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product license revenues as a percentage of total product license revenues may increase.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support, and education. Cost of product support and other services decreased from $26.2 million to $11.7 million for the three months ended September 30, 2000 and 2001, respectively, and from $63.7 million to $44.5 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 71.2% to 42.5% for the three months ended September 30, 2000 and 2001, respectively, and from 70.9% to 50.9% for the nine months ended September 30, 2000 and 2001, respectively. As discussed above, we implemented restructuring plans during the second and third quarters of 2001, under which we have reduced our consulting, education and technical support staffing levels in our core and non-core operations, which contributed to the decrease in the cost of product support and other services as a percentage of product support and other services revenues ("services cost"). The decrease in services cost was also attributable to a decrease in the use of third parties to perform consulting services and an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services. To the extent that we do not achieve anticipated levels of product support and other services revenues, our services margin may not improve without further lowering costs of product support and other services.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $36.4 million to $16.0 million for the three months ended September 30, 2000 and 2001, respectively, and from $116.3 million to $65.5 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of total revenues, sales and marketing expenses decreased from 56.2% to 36.2% for the three months ended September 30, 2000 and 2001, respectively, and from 70.1% to 45.3% for the nine months ended September 30, 2000 and 2001, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our restructuring plans implemented in the second and third quarter of 2001, decreased commissions expense as a result of lower product licenses revenues and decreased promotional activities and advertising. During the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and Strategy.com and to seek to acquire market share. These advertising programs were not continued in the latter half of 2000 or in 2001. As part of the restructuring plans in the second and third quarter of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line. Sales and marketing expenses related to our non-core activities decreased from $3.0 million to $504,000 for the three months ended September 30, 2000 and 2001, respectively, and from $11.9 million to $3.3 million for the nine months ended September 30, 2000 and 2001 respectively. While we intend to continue to market our MicroStrategy 7 software and other technology in our suite of business intelligence products, we expect to continue to reduce our overall advertising and marketing efforts going forward in order to better align our costs with anticipated revenues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of computer equipment and other related costs. Research and development expenses decreased from $16.0 million to $8.8 million for the three months ended September 30, 2000 and 2001, respectively, and from $48.0 million to $32.5 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of total revenues, research and development expenses decreased from 24.7% to 19.9% for the three months ended September 30, 2000 and 2001, respectively, and from 29.0% to 22.5% for the nine months ended September 30, 2000 and 2001, respectively. During 2001, we focused our research and development efforts on enhancing our core business intelligence product line and limited our initiatives on new product development. As a result of this change in focus and our restructuring plans, research and development expenses declined due to a reduction in staffing levels, a decrease in the use of third-party consultants, and a curtailment of spending on our non-core activities. Research and development expenses related to our non-core activities decreased from $6.0 million to $1.3 million for the three months ended September 30, 2000 and 2001, respectively, and from $16.1 million to $8.1 million for the nine months ended September 30, 2000 and 2001, respectively.

For the three and nine months ended September 30, 2001, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed," we capitalized $0 and $606,000, respectively, of software development costs associated with the release of the Narrowcaster 7.1 software. During the three and nine months ended September 30, 2000, we capitalized $0 and $1.0 million, respectively, of software development costs associated with the release of the MicroStrategy 7.0 software. These amounts represent software development costs incurred from the time that technological feasibility was reached until the general release of the respective software products. These capitalized software costs are amortized over their respective useful lives of approximately three years.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, legal, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses decreased from $17.1 million to $9.3 million for the three months ended September 30, 2000 and 2001, respectively, and from $46.6 million to $34.3 million for the nine months ended September 30, 2000 and 2001, respectively. As a percentage of total revenues, general and administrative expenses decreased from 26.4% to 20.9% for the three months ended September 30, 2000 and 2001, respectively, and from 28.1% to 23.7% for the nine months ended September 30, 2000 and 2001, respectively. The decrease in general and administrative expenses was primarily due to a reduction in staff levels as a result of the restructuring plans implemented during the second and third quarters of 2001, a decrease in the use of external professional services, and a reduction in recruiting efforts. General and administrative expenses related to our non-core activities decreased from $3.5 million to $380,000 for the three months ended September 30, 2000 and 2001, respectively, and from $9.1 million to $3.1 million for the nine months ended September 30, 2000 and 2001, respectively. We expect that general and administrative expenses may be further reduced in future periods, if necessary, to better align expenses with anticipated revenue levels.

Restructuring and Impairment Charges

(a) 2001 Restructuring Plans. During the second quarter of 2001, we adopted a restructuring plan designed to focus our commercial activities. The restructuring plan includes a strategic decision to focus our operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 597 domestic, international, and Strategy.com employees throughout all functional areas, or approximately 33% of the worldwide headcount. As a result of the reduction in headcount, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia. In April and May 2001, Strategy.com adopted similar restructuring plans pursuant to which it substantially curtailed operations and reduced its workforce to approximately 40 employees. This reduction in Strategy.com's workforce is included in the Company's worldwide workforce reduction of 597 employees described above.

During the third quarter of 2001, we adopted an additional restructuring plan to effect a further reduction in our workforce as part of our ongoing measures to better align operating expenses with revenues and further focus on our core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of our workforce by 229 additional domestic and international employees throughout all functional areas.

As a result of our restructuring plans adopted in 2001, we recorded restructuring and impairment charges of $2.9 million and $46.0 million during the three and nine months ended September 30, 2001, respectively, for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. As a result of the restructuring, we expect depreciation expense to be reduced by approximately $22.0 million over the next four years. The following table sets forth a summary of the restructuring and impairment charges for 2001 (in thousands):

                                  Charge for    Charge for      Consolidated    Consoldiated                            Accrued
                                     Core         Non-Core     Charge for the  Charge for the    2001      2001       Restructuring
                                Second Quarter Second Quarter  Second Quarter  Third Quarter   Non-cash    Cash         Costs at
                                   of 2001        of 2001         of 2001        of 2001      Charges   Payments  September 30, 2001
                                   -------        -------         -------        -------      -------   --------  ------------------
Severance and other employee
 termination benefits...........  $    2,862       $   1,505     $   4,367       $  1,837     $        -   $ (4,900)    $  1,304
Write-down of impaired assets...       6,443          17,485       (23,928)             -     $  (23,928)         -            -
Estimated sublease losses and
 other facility closing costs...      13,008               -        13,008          1,040            132     (2,031)      12,149
Terminations of computer and
 equipment leases...............         712             590         1,302              -              -       (489)         813
Accrual for professional fees...         393             105           498             30              -       (322)         206
      Total restructuring and      ----------       ---------     ---------       --------     -----------  --------   ----------
      Impairment charges........  $   23,418       $  19,685     $  43,103       $  2,907     $  (23,796)  $ (7,742)    $ 14,472
                                   ==========       =========     =========       ========     ===========  ========   ==========



All restructuring and impairment charges recorded during the third quarter of 2001 were recorded to Core operations.

(b) 2000 Restructuring Plan. In the third quarter of 2000, we adopted a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of our business. The restructuring plan included a reduction of our workforce by 231 or approximately 10% of the worldwide headcount and the cancellation of a number of new jobs for which candidates had not yet commenced employment with us. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, we consolidated certain of our facilities located in the vicinity of our Northern Virginia headquarters. In addition, we eliminated or reduced certain corporate events. Finally, we reduced expenditures on external consultants and contractors across all functional areas.

In connection with the third quarter 2000 restructuring plan, we incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that were no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, the chairman and CEO of the Company, made grants of our class A common stock to terminated employees from his personal stock holdings. As Mr. Saylor is a principal shareholder of the Company, his actions were deemed to be an action undertaken on behalf of the Company for accounting purposes. Accordingly, we recognized an expense and a capital contribution by Mr. Saylor of approximately $3.0 million, which represented the fair value of the stock on the date of grant. The following table sets forth a summary of these restructuring and impairment charges recorded during the third quarter of 2000 (in thousands):

                                                                                  Consolidated
                                                                                 Charge for the
                                                     Non-cash       Cash         Third Quarter
                                                     Charges      Payments          of 2000
                                                     -------      --------         ---------
Severance and rescinded employment offers..........  $     -      $  2,854         $   2,854
Stock grant and applicable payroll taxes...........    3,003           189             3,192
Compensation expense on accelerated stock options..    1,483             -             1,483
Elimination of corporate events....................        -         2,838             2,838
Write-off of impaired assets.......................      360             -               360
Accrual for professional fees......................        -           108               108
                                                    -----------   --------         ---------
Total restructuring and impairment charges.........  $ 4,846      $  5,989         $  10,835
                                                    ===========   ========         =========


Substantially all cash payments related to the restructuring plan adopted during the third quarter of 2000 were made by December 31, 2000.

Amortization of Goodwill and Intangible Assets. We have recorded $4.8 million and $4.2 million in amortization expense for the three months ended September 30, 2000 and 2001, respectively, and $12.9 million and $12.7 million in amortization expense for the nine months ended September 30, 2000 and 2001, respectively. We expect our level of amortization expense to be substantially the same through the end of 2001, to the extent no additional intangible assets are acquired. See "Recent Accounting Pronouncements" below regarding the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets."

Loss on Investments. In March 2000, we sold 412,372 of Xchange, Inc. common shares received in consideration for the sale of software, for a realized gain of $6.4 million. In May 2000, we sold an additional 412,370 shares of Xchange, Inc. common stock for a realized loss of $4.9 million. Also during the second quarter of 2000, the Company sold certain other securities, which resulted in a realized loss of $137,000. Due to a subsequent decrease in the market value of Xchange's stock and because the timing and amount of future recovery, if any, was determined to be uncertain, we wrote down the investment to its fair value at September 30, 2000 and recognized a loss of $10.4 million during the third quarter of 2000. This loss was partially offset by a transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

During the first and second quarters of 2001, we received additional shares of Xchange's stock, pursuant to the arrangement discussed above. Due to a subsequent decrease in the market value of Xchange's stock and because the timing and amount of future recovery, if any, is uncertain, we wrote down the investment to its fair value at March 31, 2001, at June 30, 2001, and then again at September 30, 2001. Consequently, we recognized losses of $923,000 and $1.4 million during the three months and nine months ended September 30, 2001, respectively.

Additionally, during the first quarter of 2001, we recognized a loss of $840,000 related to a 5% interest we held in a voice portal technology company that was acquired by a publicly-traded company for a combination of cash and common stock.

We have concluded that all unrealized losses on marketable equity securities at September 30, 2001 are temporary in nature. Should any portion of these unrealized losses subsequently be determined to be other than temporary, we would be required to record the related amount as a charge to current earnings.

Reduction in (Provision for) Estimated Cost of Litigation Settlement. We and certain of our officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to the 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to the restatement of our financial results for 1999, 1998 and 1997.

In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

Under the class action settlement agreements, class members will receive: 1) five-year unsecured subordinated promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of our class A common stock; and 3) warrants issued by the Company to purchase 1,900,000 shares of our class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. Prior to the issuance of these securities, certain of our officers will tender to us for no consideration 1,683,502 shares of class A common stock as part of the derivative settlement described below, resulting in a net issuance of 1,094,276 shares of class A common stock.

Based on the terms of the settlement agreements, during the third quarter of 2000, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during the third quarter of 2000, we established an estimate for the cost of the litigation settlement of $113.7 million, net of insurance recoveries of $13.1 million. Subsequently, we have updated the estimated value of the settlement during each of the successive quarterly financial reporting periods based upon valuation assumptions stemming from the settlement. During the second quarter of 2001, we updated the estimated value assigned to the notes and warrants to be issued based upon an independent third-party valuation. The estimated value of the warrants was updated again during the third quarter of 2001 using the same methodology as in the second quarter of 2001, and the other individual components of the settlement agreements were separately evaluated. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded an aggregate reduction in the provision for the litigation settlement of $7.0 million and $41.7 million during the three and nine months ended September 30, 2001, respectively. This reduction was comprised of the following (in thousands):

                                                         Three                     Nine
                                                      Months Ended             Months Ended
                                                   September 30, 2001       September 30, 2001
                                                   ------------------       ------------------
Promissory notes to be issued...................     $         -             $      (16,700)
Class A common stock to be issued...............          (4,639)                   (13,360)
Warrants to be issued...........................          (2,407)                   (11,842)
Pending loss on additional settlement...........               -                        250
                                                     -----------             --------------
    Reduction in estimated value of provision...     $    (7,046)            $      (41,652)
                                                     ===========             ==============

The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis after issuance.

Minority Interest. For the three and nine months ended September 30, 2001, we accreted dividends and offering costs of $779,000 and $3.1 million, respectively, on the preferred stock of Strategy.com through the date of redemption on August 29, 2001.

Other Income, net. Other income, net includes gains and losses on foreign currency transactions and, in 2001, included gains on contract terminations. During the third quarter of 2001, Strategy.com entered into an agreement with two customers under which Strategy.com terminated its obligation to provide future services to these customers. In connection with these arrangements, we recorded a gain on the early termination of these contracts of

$1.5 million which is included in other income, net in the accompanying consolidated statement of operations for the three months ended September 30, 2001. The gain on contract terminations was partially offset by foreign currency transaction losses.

Provision for Income Taxes. We recorded income tax expense of $1.0 million and $350,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.3 million and $600,000 of income tax expense for the nine months ended September 30, 2001 and 2000, respectively. The provision for both quarters and the nine months ended September 30 in each year relates to income taxes payable in certain foreign jurisdictions in which we were profitable. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Dividends on and Accretion of Series A, B, C, D and E Convertible Preferred Stock. For the three and nine months ended September 30, 2001, we recorded aggregate preferred stock dividends and accretion of $2.8 million and $7.3 million, respectively. During the nine months ended September 30, 2001, we paid aggregate dividends of $5.2 million through the issuance of 1,336,479 shares of class A common stock, respectively, and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the refinancing transaction. As of September 30, 2001, we had accrued dividends of $1.8 million which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of our series A redeemable convertible preferred stock described below, we obtained an independent third-party valuation of the fair value of each series of the preferred stock. Based upon the independent third-party valuation, the total fair value of the new series of preferred stock and the actual value of the common stock issued at closing were determined to be lower than the carrying value of the series A securities being refinanced. Accordingly, we recorded a net gain attributable to common stockholders on the refinancing of the series A preferred stock of $29.4 million. This net gain represents the excess of the fair value of the consideration transferred to the holders of the series A preferred stock over the carrying value of those preferred securities, equal to $11.0 million, plus the amount of the previously recognized beneficial conversion feature equivalent to the pro-rata portion of the shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

Gain on Early Redemption of Mandatorily Redeemable Convertible Preferred Stock of Consolidated Subsidiary. On August 29, 2001, we entered into an exchange agreement (the "Exchange Agreement") whereby MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock. Based on the closing price of our class A common stock of $2.49 per share on the date of the closing and the carrying value of Strategy.com's series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million. This gain represents the excess of the carrying value of Strategy.com's preferred stock over the fair value of our class A common stock exchanged in the transaction. The gain of $44.9 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations.

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

Deferred Revenue

Deferred revenue represents product support and other services fees that are collected in advance for product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Deferred revenue also includes product license and product support and other services fees relating to arrangements which require implementation-related services that are significant to the functionality of features of the software product, including arrangements with subsequent hosting services. Aggregate deferred revenue was $58.4 million as of September 30, 2001 compared to $81.6 million as of December 31

, 2000. As a result of a few large contracts involving multiple elements that were entered into in the latter part of 1999 and the earlier part of 2000, deferred revenue increased during that period. As revenues on these contracts are recognized, the deferred revenue balance will continue to decrease each period. Also contributing to the overall decrease in deferred revenue is the execution of more lower dollar contracts during the current year that do not contain elements which require revenue deferral. We expect to recognize approximately $42.0 million of this deferred revenue over the next 12 months; however, the timing and ultimate recognition of our deferred revenue depends on our performance of various service obligations.

Strategy.com is currently negotiating to terminate its remaining customer contracts. As of September 30, 2001, Strategy.com had $7.8 million of deferred revenue remaining associated with these contracts. A significant portion of this deferred revenue may not ultimately be recognized as revenue in the event that the contracts are terminated early. Additionally, because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support and other services, deferred revenue as of any particular date may not be representative of revenue for any succeeding period.

Liquidity and Capital Resources

On September 30, 2001 and December 31, 2000, we had $43.1 million and $94.7 million of cash, cash equivalents, and short-term investments, respectively, of which $603,000 and $25.9 million was restricted cash as of September 30, 2001 and December 31, 2000, respectively.

Net cash used in operating activities was $43.1 million and $82.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash used in operating activities from 2000 to 2001 was primarily attributable to a decrease in our operating losses, excluding the restructuring and impairment charges recorded during 2001, and improvement in accounts receivable collections offset by an increase in cash used for payment of accounts payable and accrued expenses. During the latter part of 2000 and during the second and third quarters of 2001, we have taken several actions to curtail our operating expenses including a reduction in headcount, consolidation of facilities, reduction in the use of consultants and reductions in marketing programs and advertising expenses. These actions were taken in furtherance of our goal of profitability in the core business on an operating basis by the end of 2001, excluding amortization, preferred dividends and other non-operating expenses.

Net cash provided by investing activities was $24.1 million and net cash used in investing activities was $31.8 million for the nine months ended September 30, 2001 and 2000, respectively. As discussed further below, net cash provided by investing activities consisted primarily of the $25.3 million in restricted cash that was released in connection with the termination of our prior credit facility. Additionally, we received $2.2 million in cash relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity. The remaining change in net cash provided by investing activities from 2000 to 2001 is primarily attributable to a $37.9 million reduction in capital expenditures. During the 2000 period, we received $39.8 million in proceeds from the sale of short-term investments which was offset by a $26.2 million requirement to fund a restricted cash account.

Net cash used in financing activities was $5.9 million and net cash provided by financing activities was $127.5 million for the nine months ended September 30, 2001 and 2000, respectively. On June 19, 2000, we issued 12,500 shares of our series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. On June 14, 2001, we refinanced our series A redeemable convertible preferred stock. As a result of the refinancing, 650 shares of the series A redeemable convertible stock with a $6.5 million stated value remain outstanding. We redeemed or exchanged the remaining 11,850 shares of our series A redeemable convertible preferred stock, in connection with the refinancing, as follows:

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

o $27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if we elect to mandatorily convert these shares into class A common stock; and

o $6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

The series B preferred stock and the series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of class A common stock at our option, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their series B preferred stock and series C preferred stock into shares of our class A common stock. At our option, the series B and series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into class A common stock at a conversion price of 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The series D preferred stock matures three years after the date of issuance, does not carry any dividend rate, and has a fixed conversion price of $5 per share. At maturity, the series D preferred stock mandatorily converts into class A common stock at the fixed conversion price of $5 per share.

We had the right to redeem the series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the series E preferred stock had the right to require us to redeem the series E preferred stock at specified prices upon specified financing transactions or other events. Upon the closing of the Exchange Agreement pursuant to which we acquired the outstanding Strategy.com series A preferred stock, the holders exercised this right and on September 10, 2001 we paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. The cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

Each series of the preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of our class A common stock on the day immediately before the triggering event occurs, except for the series D preferred stock which is redeemable at the greater of its stated value or such product. As of September 30, 2001, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series A, series B, and series C prefered stock shall have the right, at the holder's option, to require us to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends. Holders of series D preferred stock shall have the right, at the holder's option, to require us to redeem all or a portion of the preferred stock at the stated value of such shares of preferred stock plus accrued and unpaid dividends upon a change of control.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at our election. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the series A preferred stock was adjusted downward to $3.08 per share based on the average of the dollar-volume weighted average price of the class A common stock during the ten trading day immediately preceding July 5, 2001. Prior to this adjustment, the conversion price was $33.39 per share. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of September 30, 2001, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. We have the right to redeem 120 shares of the series A preferred stock with a $1.2 million stated value on or prior to December 11, 2001. In addition, at our option, the series A preferred stock may be redeemed at its June 19, 2002 maturity at stated value plus accrued dividends or mandatorily converted into class A common stock equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, at our option, we may extend the maturity of the series A preferred stock for up to an additional two years. If we elect to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series A Redeemable Convertible Preferred Stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of September 30, 2001, none of these triggering events have occurred.

In January 2001, Strategy.com issued an additional 3,134,796 million shares of redeemable convertible preferred stock for $10.0 million, in a second and final closing of sales of the series A redeemable convertible preferred stock of Strategy.com. On August 29, 2001, we entered into an exchange agreement (the "Exchange Agreement") whereby MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock.

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

On June 14, 2001, we entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month until March 2002, at which time the then remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, we also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million upon the Modified Credit Facility. During the third quarter of 2001, we repaid $5.2 million of the balance on the Modified Credit Facility. At September 30, 2001, we had $1.1 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $5.8 million, we have $23.1 million available for future drawdowns, subject to borrowing base limitations. As a result of the borrowing base limitations, $3.8 million of additional borrowing capacity under the Modified Credit Facility was available at September 30, 2001. Based upon recent trends in the levels of our accounts receivable and borrowing base limitations, we expect that our available borrowing capacity will continue to be substantially lower than the maximum $30 million aggregate borrowing capacity under the Modified Credit Facility.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The borrowing rate in effect at September 30, 2001 was 7.50%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of our domestic assets. Under the terms of the Modified Credit Facility, we are required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company may incur. At September 30, 2001 we were in compliance with all covenants.

As part of the class action litigation settlement agreement, in addition to issuing class A common stock, we will issue five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year and warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. In connection with this arrangement, we expect to pay approximately $6.0 million per year in interest charges that began accruing on the settlement hearing date of April 2, 2001.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of September 30, 2001. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are unable to draw down additional amounts under the lease agreement, although we expect only limited, near-term, computer equipment needs that can be met through cash on hand and other financial resources as a result of the restructuring.

As previously discussed, during the second quarter of 2001, we substantially curtailed operations of Strategy.com and reduced its workforce to approximately 40 employees. During the third quarter 2001, we further reduced the Strategy.com workforce to approximately 6 employees and are currently negotiating to terminate Strategy.com's remaining customer contracts. Although the curtailment of the business includes a substantial reduction in product, software development and marketing expenditures, we expect to continue to incur losses from Strategy.com operations in the foreseeable future.

As discussed above, we have recently taken actions to realign our cost structure to better match our expected revenues by reducing our workforce, limiting discretionary operating expenses and reducing capital expenditures. If we do not achieve revenues at anticipated levels, we will need to take further measures to reduce costs or will require additional external financing through credit facilities, sale of additional equity in MicroStrategy or by obtaining other financing facilities to support our current cost structure. Financing facilities may not be available on acceptable terms. We believe that our existing cash, cash generated internally by operations and the Modified Credit Facility will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next twelve months.


Recent Accounting Pronouncements

We adopted SFAS No. 133 as of January 1, 2001. Through September 30, 2001, the adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that a company perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. We are currently assessing the impact that the adoption of this statement will have on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, " Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. We are currently assessing the impact that the adoption of this statement will have on our consolidated financial statements.

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

We have experienced losses in the past and expect future losses through at least the end of 2001

We have not achieved profitability and have incurred significant operating losses in each of the last five years. We incurred net losses of $59.9 million in the nine months ended September 30, 2001 and $261.3 million, $33.7 million and $2.3 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of September 30, 2001, our accumulated deficit was $359.1 million. We expect our gross revenue to decline from the fiscal year ended December 31, 2000 to the fiscal year ending December 31, 2001. In connection with our April and September 2001 corporate restructurings and the additional Strategy.com restructurings in April and May 2001, we recorded restructuring and impairment charges of $2.9 million and $46.0 million during the three and nine months ended September 30, 2001, respectively.

We expect that we will not achieve sufficient revenue to become profitable in consolidation through at least the end of 2001. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Our recognition of deferred revenue is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue was approximately $58.4 million as of September 30, 2001. The timing and ultimate recognition of our deferred revenue depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue at any particular date may not be representative of revenue for any succeeding period. Additionally, Strategy.com is currently negotiating to terminate its remaining customer contracts. As of September 30, 2001, Strategy.com had $7.8 million of deferred revenue remaining associated with these contracts. A significant portion of this deferred revenue may not ultimately be recognized as revenue in the event that the contracts are terminated early.

We may need additional financing which could be difficult to obtain

We may require additional external financing through credit facilities, sale of additional debt or equity securities in

MicroStrategy or by obtaining other financing facilities to support our operations, as we expect to incur operating losses through the third quarter of 2001 and possibly longer. Obtaining additional financing will be subject to a number of factors, including:

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

The issuance of class A common stock as part of the proposed settlement of class action litigation and the exercise of warrants or conversion of notes issued as part of the litigation settlement could result in a substantial number of additional shares of class A common stock being issued

The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue to members of the class 2,777,778 shares of class A common stock. At the time of that issuance, some of our officers will tender to us for no consideration 1,683,502 shares of class A common stock for cancellation, resulting in a net issuance of 1,094,276 shares of class A common stock. In addition, the settlement agreements require the issuance of warrants to purchase 1,900,000 shares of class A common stock and five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar volume-weighted average trading price of the class A common stock over a ten day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar volume-weighted average trading price of the class A common stock during the 10 trading days ending November 1, 2001, we would be obligated to issue 40,545,161 shares of class A common stock if we elected to convert the notes. The issuance of a substantial number of shares of class A common stock as part of the litigation settlement and future exercises or conversions of securities issued in the litigation settlement may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

The conversion of the shares of our preferred stock could result in substantial numbers of additional shares of class A common stock being issued if our market price declines during periods in which the conversion price of the preferred stock may adjust

On June 14, 2001, holders of our series A preferred stock exchanged 11,850 shares of series A preferred stock for cash and shares of our class A common stock, series B preferred stock, series C preferred stock, series D preferred stock and series E preferred stock. On September 10, 2001, we redeemed all 630 outstanding shares of series E preferred stock. The series B preferred stock, series C preferred stock and series D preferred stock are convertible into shares of our class A common stock at conversion prices currently equal to $12.50, $17.50 and $5.00 per share, respectively. The outstanding shares of series B preferred stock, series C preferred stock and series D preferred stock would currently convert into 7,492,200 shares of class A common stock, plus a number of shares reflecting accrued but unpaid dividends as of the conversion date. However, if the holders of the series B preferred stock and series C preferred stock do not convert their shares into shares of class A common stock prior to their maturity three years from the date of issuance, and if we do not redeem their outstanding shares of series B preferred stock and series C preferred stock at maturity, the conversion price for such shares will be reset to a price equal to 95% of the dollar volume-weighted average price of our class A common stock for the 30 trading days prior to the maturity date. If the market price at maturity of our class A common stock is less than the applicable conversion price, the number of shares of class A common stock that we could be required to issue upon conversion of the series B preferred stock and series C preferred stock would increase. For instance, if the market price of our class A common stock on the maturity date of our series B preferred stock and series C preferred stock were $2.47, the closing sale price of our class A common stock as of November 1, 2001, the holders of the series B preferred stock and series C preferred stock did not elect to convert any of their shares prior to the maturity date and we did not redeem such shares on the maturity date, we would be required to issue a total of 24,676,113 shares of our class A common stock upon conversion of such shares at maturity plus a number of shares reflecting accrued but unpaid dividends.

After the exchange of shares of our series A preferred stock for shares of our class A common stock, series B preferred stock, series C preferred stock, series D preferred stock and series E preferred stock as described above, 650 shares of our series A preferred stock remain outstanding. We have the right to redeem 120 of such shares through December 11, 2001. As of November 1, 2001, shares of series A preferred stock are convertible into 2,108,247 shares of class A common stock based on the current conversion price equal to $3.08313 per share. At our option, the series A preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into class A common stock equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, at our option, we may extend the maturity of the series A preferred stock for up to an additional two years. If we elect to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The conversion price of the series A preferred stock may also be adjusted upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which these shares relate and the issuance of certain equity securities. As a result, the lower the price of our class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment.

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

The conversion of and the payment of dividends in shares of class A common stock in lieu of cash on the preferred stock may result in substantial dilution to the interests of other holders of our class A common stock. No holder may convert its preferred stock if upon such conversion the holder together with its affiliates would have acquired a number of shares of class A common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of class A common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding class A common stock, excluding for purposes of such determination shares of class A common stock issuable upon conversion of shares of preferred stock which have not been converted. Nevertheless, a holder may still sell a substantial number of shares in the market. By periodically selling shares into the market, an individual holder could eventually sell more than 9.99% of our outstanding class A common stock while never holding more than 9.99% at any specific time.

We may be required to pay substantial penalties to the holders of the preferred shares if specific events occur

In accordance with the terms of the agreements relating to the issuance of our redeemable convertible preferred stock, we are required to pay substantial penalties to a holder of preferred stock under specified circumstances, including, among others:

        o nonpayment of dividends on the series A preferred stock, series B preferred stock and series C preferred stock in a timely manner;

        o failure to deliver shares of our class A common stock upon conversion of the preferred shares after a proper request;

        o nonpayment of the redemption price at maturity of any remaining series A preferred stock, series B preferred stock, and series C preferred stock; or

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

We are currently unable to borrow additional amounts under our master equipment lease agreement

We signed a three-year master lease agreement to lease up to $40.0 million of computer equipment in November 1999, of which we have leased approximately $17.8 million as of September 30, 2001. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are not able to draw down additional amounts under the lease agreement.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

The markets for business intelligence software, customer relationship management applications, portals and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

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

         Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customize the result set for that particular person. Some limited drilling capabilities are also provided. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Seagate and Brio.

         Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end-user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy applications, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Seagate, Microsoft, Computer Associates and SAS.

         Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with our offerings. Typically these tools serve to produce compiled reports on a scheduled basis to sets of users based on job type. Our software has this technology integrated into its core platforms. Vendors of such technology include Actuate, nQuire, Information Builders and Business Objects.

         Analytical Customer Relationship Management Products. Companies that deliver customer relationship management products alone or in conjunction with e-commerce applications, such as Broadbase, BroadVision, E.piphany and Vignette, compete with our analytical customer relationship management applications. In contrast with providers of operational customer relationship management vendors, such as Vantive and Oracle, analytical customer relationship management software deals more with customer segmentation, analysis and interaction as opposed to infrastructure and call centers.

         Web Traffic Analysis Applications. Reporting and analysis tools can be specialized to analyze visitors to a company's website. Typically this involves extracting data from a web-log file and importing it into a usable format, often in a relational database. A set of analysis, sometimes customer-centric in nature, is performed, and limited ad-hoc reporting is permitted. Advanced applications in this space merge data from the web-logs with other customer-centric attributes to help provide a complete view of the customer base. Vendors in this space include Accrue, Net.Genesis and WebTrends.

         Marketing Automation. Applications focused on the automation and execution of marketing tasks, such as campaign management and delivery, compete with our customer relationship management products and our Narrowcast Server platform. Leading vendors in this space include E.piphany, Xchange, Chordiant and Broadbase.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can devote. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We cannot be sure that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse effect on our business, operating results and financial condition.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. In the second and third quarters of 2001, we implemented corporate restructuring plans which included a reduction in our worldwide workforce of approximately one-third. These reductions in force could adversely impact our employee morale and our ability to attract and retain employees. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows NT operating system. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT operating system. We cannot market many of our current business intelligence products to potential customers who use Unix operating systems as their application server. We would have to invest substantial resources to develop a Unix product and we cannot be sure that we could introduce such a product on a timely or cost-effective basis, if at all.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing stockholders, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2001, holders of our class B common stock owned or controlled 49,421,262 shares of class B common stock, or 92.0% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 2,389,106 shares of class A common stock and 38,581,556 shares of class B common stock, or 72.2% of total voting power, as of November 1, 2001. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as original equipment manufacturers, system integrators and value-added resellers, to license and support our products in the United States and internationally. In particular, for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, channel partners accounted for, directly or indirectly, approximately 32.3%, 44.4%, 39.2% and 33.6% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). Our lawsuit alleges that these employees, who previously worked for us, have breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. Our complaint seeks injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. We intend to vigorously defend the case. On October 31, 2001, we filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. We are seeking monetary damages and injunctive relief.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 31.9%, 24.9%, 24.0% and 26.1% of our total revenues for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities, including:

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

These factors may have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

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


Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2001, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.


Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the British pound sterling, the German deutsche mark, the Spanish peseta, and the Italian lira. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 2001, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, operating results, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured subordinated promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 2,777,778 shares of our class A common stock; and
(3) warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share with the warrants expiring five years from the date they are issued. Prior to the issuance of these securities, some of our officers will tender to us for no consideration 1,683,502 shares of class A common stock for cancellation, as part of the settlement of the Delaware Derivative Litigation described below, resulting in a net issuance of 1,094,276 shares of class A common stock. On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to object the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions.

Delaware Derivative Litigation

On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action. Under the derivative settlement agreement, we have added two new independent directors with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. In addition, prior to the distribution of the securities to be issued as part of the class action settlement, Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, our former Chief Financial Officer and current Vice President of Business Affairs, will tender to the Company for cancellation an aggregate of 1,683,502 shares of class A common stock held by them. At a hearing on August 7, 2001, the Chancery Court approved the settlement.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 29, 2001, the Company issued an aggregate of 3,500,000 shares of its class A common stock to seven persons in exchange for the remaining 16,536,049 outstanding shares of Series A Preferred Stock, $.001 par value per share, of the Company's subsidiary Strategy.com Incorporated. The issuance of the class A common stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. No underwriters were involved in the foregoing issuance of securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to the information set forth under Item 5 (Other Information) of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-24435), which is incorporated herein by reference.


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

        3.3            Certificate  of  Designations,  Preferences  and  Rights of Series A  Convertible  Preferred
                       Stock.  (Filled  as  Exhibit  3.1 to the  Company's  Current  Report  on Form 8-K  (File no.
                       000-24435) filed on June 19, 2000, and incorporated by reference herein).

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

        3.8            Restated  Bylaws  of the  Company  (Filed  as  Exhibit  3.2 to  the  Company's  Registration
                       Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

        10.1           Amendment No. 2 to the Company's 1997 Director Option Plan.

        10.2           Registration  Rights  Agreement,  dated as of August 29, 2001,  by and among the Company and certain  individuals  and entities set forth therein (Filed as Exhibit 10.1 to the Company's
                       Current  Report  on  Form  8-K  (File  No.  000-24435)  filed  on  September  5,  2001,  and incorporated by reference herein).

        10.3           Consent and Amendment Number One to Amended and Restated Loan and Security Agreement,  dated as of  August  29,  2001,  by and  among  Foothill  Capital  Corporation,  the  Company  and
                       MicroStrategy Services Corporation.

        10.4           Amended and  Restated  General  Continuing  Guaranty,  dated as of August 29,  2001,  by the
                       Company,   Aventine,   Incorporated,   MicroStrategy   Capital  Corporation,   MicroStrategy
                       Management  Corporation  and  Strategy.com  Incorporated,   in  favor  of  Foothill  Capital
                       Corporation.

B.    Reports on Form 8-K

On July 6, 2001, the Company filed a Current Report on Form 8-K dated July 2, 2001 to report that (a) the conversion price of the outstanding shares of series A preferred stock was adjusted in accordance with the terms of the Company's Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock and (b) the Company had issued a press release announcing that NCR Corporation had dismissed its patent infringement lawsuit against the Company filed on June 20, 2001 in the United States District Court for the District of Delaware.

On August 7, 2001, the Company filed a Current Report on Form 8-K dated July 31, 2001 to report that it had issued a press release announcing its financial results for the quarter ended June 30, 2001, and providing additional outlook and financial guidance information.

On September 5, 2001, the Company filed a Current Report on Form 8-K dated August 29, 2001 to report that (a) it had acquired the remaining 16,536,049 outstanding shares of Series A Preferred Stock of Strategy.com Incorporated in exchange for the issuance of 3,500,000 shares of the Company's class A common stock; (b) the Company had entered into a registration rights agreement in connection with the exchange transaction; and (c) the exchange transaction resulted in the holders of the Company's series E preferred stock having the right to require the Company's redemption of such stock, and such right had been exercised with respect to the 360 shares of Series E Preferred Stock then outstanding.


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

Date:  November 13, 2001