Form 10-K405
period 2001-12-31
MICROSTRATEGY INC
filed 2002-03-19
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                        For the transition period from     to

                        Commission File Number 000-24435

                           MICROSTRATEGY INCORPORATED
             (Exact name of registrant as specified in its charter)

       Delaware                1861 International Drive, McLean, VA 22102              51-0323571
(State of incorporation)    (Address of Principal Executive Offices) (Zip Code)      (I.R.S. Employer
                                                                                 Identification Number)

       Registrant's telephone number, including area code: (703) 848-8600

   Securities registered pursuant to Section 12(b) of the Act: Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

                Class A common stock, par value $0.001 per share
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant's class A common stock on March 1, 2002 on the Nasdaq National Market) was approximately $123.3 million.

     The number of shares of the registrant's class A common stock and class B common stock outstanding on March 1, 2002 was 46,165,556 and 46,531,368, respectively.

                           MICROSTRATEGY INCORPORATED

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I

Item 1.     Business .....................................................................................   1

Item 2.     Properties ...................................................................................  12

Item 3.     Legal Proceedings ............................................................................  12

Item 4.     Submission of Matters to a Vote of Security Holders ..........................................  13

PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters .........................  14

Item 6.     Selected Financial Data ......................................................................  15

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ........  17

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk ...................................  46

Item 8.     Financial Statements and Supplementary Data ..................................................  47

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........  47

PART III

Item 10.    Directors and Executive Officers of the Registrant ...........................................  48

Item 11.    Executive Compensation .......................................................................  50

Item 12.    Security Ownership of Certain Beneficial Owners and Management ...............................  54

Item 13.    Certain Relationships and Related Transactions ...............................................  56

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................  58

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

PART I

ITEM 1.   BUSINESS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and answers needed to manage their business effectively. Our software delivers this critical insight to workgroups, the enterprise and extranet communities via e-mail, web, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve their customer relationships.

Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users' business processes. Our web architecture provides reporting, security, performance and standards that are critical for web deployment. Within intranets, our products provide employees with information to enable them to make better, more cost-effective business decisions. In extranets, enterprises can use our MicroStrategy 7 software to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education and technical support services for our customers and partners.

Industry Background

Business intelligence offers decision makers across a broad range of industries the opportunity to ask and answer mission-critical questions about their businesses using data that has been captured but not exploited to its fullest extent.

Four key trends have driven demand for business intelligence tools:

     . Intranets: Supplier transactions become more efficient with direct access to inventory and other related data. For true vendor-managed inventory and collaborative commerce systems, vendors need to have access to key information about how their products are performing against business metrics. For example, vendors should be able to see how their products are selling in each geographic region so as not to over-ship products that are slow-moving or under-ship products that are selling quickly. By opening vendor performance information to the vendors themselves, they become partners in the quest to optimize sales, margin and inventory.

     . Extranets: Business partners collaborate more effectively with access to shared data. By granting access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying end customers and setting expectations. Opening invoice and purchase order information to partners will enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies. For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

     . User Scalability: Businesses derive increasing value from information about their products and services. By providing information to more employees, businesses can differentiate their service offering or become more efficient by enabling more customer self-service. In a market crowded with mass-market advertising, customers increasingly value meaningful interactions with companies. Customers want companies to know their interests and preferences. Customers also want to be able to login to their providers' systems to check their billing and order status. These are features that a business intelligence platform can deliver to help differentiate each company in a crowded marketplace.

     . Data Scalability: The growth in data volumes and database sizes has allowed businesses to paint a more comprehensive picture of their operations. The ability to offer various types of analyses and information to more employees, such as seasonality, product placement, market baskets, quality, returns, fraud detection and analysis, is making businesses more profitable and efficient. An integrated business intelligence platform can facilitate better decisions from this wealth of data.

The emergence and widespread acceptance of the Internet or "web" as a medium of communication and commerce have dramatically changed the way businesses interact with each other and their customers. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially. Companies are giving an increasing number of employees, customers, and partners access to their information. Business intelligence tools are the gateway to this information. The Internet provides opportunities for businesses to establish new revenue streams, create new distribution channels and reduce costs. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but to perform price comparisons, analyze recommendations from like-minded individuals and educate themselves about relevant products and offerings. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

Increased Electronic Capture of Transaction, Operational, and Customer Information. The rapid growth in the electronic capture of business information and the increased availability of related profile data on the parties or products involved in each transaction are providing businesses with a rich data foundation for performing analyses and making decisions. Powerful data analysis tools are required to sift through massive amounts of data to uncover information regarding customer interactions, trends, patterns, and exceptions, in turn enabling organizations to provide superior service and products to customers.

Need to Create a Personalized, One-to-One Customer and/or Supplier Experience While Maintaining Privacy. Many companies are initiating strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences, and earn their loyalty by providing superior service, security and convenience. In order to successfully acquire, retain and upgrade customers, organizations need to understand their profiles, their transaction history, their past responses to marketing campaigns, and their interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging. At the same time, while businesses have the opportunity to collect a variety of information that could improve targeting, customers are increasingly concerned about the potential for loss or abuse of their privacy.

Need to Integrate Online and Traditional Operations. While there are substantial benefits to conducting business electronically, companies need to ensure that their online operations work in combination with their traditional bricks and mortar operations. Companies are seeking to ensure that an order placed online can be reliably fulfilled according to the expectations of the customer and to develop and maintain consistent interactions with customers across different channels. Maintaining the integrity of, and enhancing, the customer experience is crucial to fostering customer loyalty and supply chain relationships.

Emergence of Wireless Internet and Voice Technologies. Information can be more valuable if there is untethered, ubiquitous access to the information. The development of the wireless application protocol and improvements in text-to-speech and voice-recognition technologies have created a uniform technology platform for delivering Internet-based information and services to mobile devices. An integrated platform reduces the need for relying on multiple vendors for these products and services. This development is expected to generate new business opportunities for companies by providing an additional channel for existing services and creating opportunities to provide new services that can be delivered any place and at any time to anyone that has access to a wireless device.

Emergence of Web Browsers as the Standard Interface for Business Intelligence Applications. Until recently, business intelligence tools were primarily deployed only at the headquarter offices of a company. With web-based business intelligence applications, store clerks, customer service representatives and technicians can have the tools to make data-driven decisions in the field via intranets. The web facilitates an unprecedented degree of collaboration between geographically distributed people. Headquarters-based users and distributed users now have access to the same data through the same tool. Hopes for the web have revolved around its ability to serve as a point-of-transaction for customers and trading partners. With a web-based business intelligence system, the web can also become the "point-of-decision" that provides users, customers and partners with the information they need to make insightful decisions.

Increased Openness of Business Intelligence Applications to Customers, Suppliers and Partners. Business intelligence systems are no longer confined to the corporation. Today, companies are extending their business intelligence insight to suppliers, channel partners and customers via extranets. Business partners can have up-to-the-minute access to sales histories, inventory status and billing information through their web browsers.

MicroStrategy Solution

MicroStrategy offers MicroStrategy 7, an integrated, enterprise-class business intelligence platform, that enables organizations to consolidate all business intelligence applications onto a single platform for reporting, analysis and information delivery applications. The platform provides reliable and maintainable solutions with a low total cost of ownership. Whether an organization is seeking a departmental, enterprise, or extranet deployment, MicroStrategy 7 offers functionality, power, and control. The MicroStrategy 7 Business Intelligence Platform can be used to identify trends, improve operational efficiencies, reduce costs, and increase profitability. Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 7 Business Intelligence Platform give analysts, managers, and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, information delivery, and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

Specific benefits of the MicroStrategy 7 Business Intelligence Platform include:

Optimized Support for Large Data Volumes and All Major Relational
Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically designed to support all major relational database platforms commonly used for business intelligence systems. Important features of our solution in this area include:

     . Structured Query Language (SQL) optimization drivers that improve performance of each major database;
     .    The ability to support very large user populations;
     .    Maximized up-time, even in high volume applications; and
     . The ability to work with and support nine languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that the MicroStrategy 7 platform incorporates the most sophisticated analysis engine available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer transaction and interaction level. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting and trend metrics and campaign management. The MicroStrategy platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company's databases.

Powerful Personalization Engine. The MicroStrategy platform includes a customer- and transaction-level personalization engine. The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers' transactions, customer clickstream information, stated user preferences and demographic information. In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information which proves useful in fraud detection and homeland security applications.

Interactive Narrowcast Engine for Delivery and Response Using Internet, e-mail, Wireless or Voice Media. Our technology offers a high performance personalized narrowcast engine for delivering periodic and alert-based information to people via Internet, e-mail, wireless devices and traditional telephone via text-to-speech conversion. The broadcast engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed. In addition, users can respond to a message delivered by the MicroStrategy narrowcast engine. For example, a store manager can be alerted via a personal digital assistant that an item is out of stock and order additional inventory using this device.

The MicroStrategy 7 platform's advanced technology provides high performance functionality in five key business intelligence areas:

     .    Speed and power
     .    Functionality and ease of use
     .    On-demand insight and intelligent alerts
     .    Packaged functionality and customization
     .    Security and scalability

Strategy

Our business objective is to become the leading provider of business intelligence software and related services to the largest 2,000 enterprises, governments and the largest databases and data providers in the world. The key elements of our strategy to achieve this objective are as follows:

Marketing Strategy. Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market, by increasing awareness of the MicroStrategy 7 platform. In the business intelligence market, our marketing programs target four principal constituencies:

     . Our historical base of corporate technology buyers and departmental technology buyers in Global 2000 enterprises;

     . Corporate and departmental technology buyers in mid-sized enterprises, with revenue between $250 million and $1 billion;

     . Government technology buyers and the vendors to the government community; and

     . Independent software vendors who want to embed analytical tools in their solutions.

We continually increase our brand awareness by focusing messaging on the possibilities for value creation with our business intelligence platform, the benefits of using our platform and competitive differentiators. The mediums we use to communicate with these constituencies are:

     .    Print ads
     .    On-line ads
     .    Direct e-mail
     .    Industry events
     .    Partners
     .    Word of mouth
     .    Industry awards
     .    Our website

Technology Strategy. Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology, enhancing our narrowcasting functionality to all commonly used devices and providing a platform that can be easily integrated with the broadest set of databases and operational systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

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

..    Sophistication--the range of analytical methods available to the application designer;
..    Performance--the response time of the system;
..    Database Flexibility--the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;
..    Robustness--the reliability and availability of the software in mission critical environments; and
..    Deployability--the ease with which applications can be deployed, modified, upgraded and tuned.

Sales Strategy. Our sales strategy focuses on direct sales through our dedicated sales force and relationships with indirect channel partners in order to increase market share in both domestic and international markets. We also seek to increase sales to our existing base of customers by offering a range of software and services utilizing our integrated business intelligence platform. Finally, we offer a comprehensive set of educational programs that enhance our potential customers' and channel partners' understanding of the power of our platform.

Products

We offer an integrated business intelligence platform, known as MicroStrategy 7, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions. Revenues from sales of product licenses accounted for approximately $72.8 million of total revenues during 2001. The following are the components of the MicroStrategy 7 platform:

MicroStrategy Intelligence Server. MicroStrategy Intelligence Server is the foundation for our business intelligence platform. We believe that MicroStrategy Intelligence Server is the most sophisticated analysis engine available in the market, capable of answering highly detailed business questions. Its robust relational analysis technology enables organizations to conduct large-scale product affinity and product profitability analyses, research customer preferences through sales, contribution and pricing analysis, and compare present and historical customer retention data with forecasting and trend metrics. MicroStrategy Intelligence Server generates highly optimized queries through its very large database drivers, enabling high throughput and fast response times.

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

MicroStrategy Web. MicroStrategy Web provides easy-to-use, interactive, sophisticated analysis, which extends the information access and analysis capabilities of MicroStrategy Intelligence Server to any user with a web browser. MicroStrategy Web can be accessed through a web browser on various operating systems, eliminating deployment issues associated with customer-side Java and Active X controls. Using the MicroStrategy Web infrastructure, customers can rapidly implement systems that allow local and remote users to develop and access sophisticated reports containing information from their relational databases.

MicroStrategy Web provides a graphical user interface designed to boost end user efficiency. Users gain access to an array of options for data exploration and analysis, such as spreadsheet grids and a wide variety of graphs. A flexible architecture enables businesses to implement a standardized structure for analysis and ensure consistent work practices. Through MicroStrategy Web's reporting capabilities, users are able to receive key elements of a report in easily understood messages. MicroStrategy Web also allows users to dynamically analyze data with higher levels of detail to view the underlying information or to create and save new analyses. In addition, MicroStrategy Web's security plug-ins enable businesses to limit access to sensitive information. In order to accommodate the various business requirements of end users, MicroStrategy Web is available in a full-featured version, a simplified version and an enterprise reporting version.

MicroStrategy Narrowcast Server. MicroStrategy Narrowcast Server is a powerful content generation and information narrowcast server designed to proactively deliver personalized information to millions of recipients via the Internet, e-mail, telephone and wireless devices. MicroStrategy Narrowcast Server delivers targeted information to individuals on an event-triggered or scheduled basis through the communication device that is most convenient. It provides an engine to implement targeted messaging to acquire and retain customers, and a platform for distributing information to corporate departments, the entire enterprise and other stakeholders including customers and suppliers.

MicroStrategy Narrowcast Server has a web-based interface that can be used with existing web applications. Users can subscribe to information services by providing personal information and preferences, ensuring they receive personalized information relevant to them.

In addition to proactively delivering information from the MicroStrategy 7 platform, MicroStrategy Narrowcast Server's open information source modules enable it to deliver information from a multitude of information sources to the business user. The multiple information sources can be combined to provide users with requested information in one personalized e-mail, message or document.

MicroStrategy MDX Adapter. MicroStrategy MDX Adapter opens the analytical power and scalability of the MicroStrategy 7 Platform to other business intelligence reporting tools. With MicroStrategy MDX Adapter, reporting tools that use the OLE DB for OLAP (ODBO) standard created by Microsoft can connect through MicroStrategy Intelligence Server and access any major relational database. Companies such as Cognos, Microsoft, Business Objects and Brio Software support ODBO compliant reporting tools.

MicroStrategy MDX Adapter helps companies that have reached the data scalability and analytical limitations of their current business intelligence solution. Unlike MicroStrategy, many business intelligence applications depend on replication of pre-calculated data into multidimensional, physical cubes. These proprietary cubes can reach data storage limitations quickly. Furthermore, the process to build and load cubes uses valuable time and resources. By eliminating the need for physical cubes, MicroStrategy MDX Adapter gives users access to terabytes of data in any major relational database without costly modifications to the physical cubes or expensive data replication.

MicroStrategy MDX Adapter allows organizations to standardize on a reporting and analysis platform, while still enabling users to access the platform from a variety of user interfaces. Companies that have hit scalability, administration, security and analytical limits with their existing analysis tools can continue to provide users with their interface of choice, while replacing the underlying business intelligence engine with the more robust and reliable MicroStrategy 7 Business Intelligence Platform. This leverages investments in databases, software and training and removes some of the traditional burdens of cube-based architectures.

MicroStrategy SDK. MicroStrategy SDK completes the MicroStrategy 7 platform by enabling developers to integrate, extend and fully harness the power of MicroStrategy 7. Through a set of rich XML, Java and COM-based application programming interfaces that fully expose all platform functionality, businesses can leverage this powerful development environment to quickly deploy custom applications and embed intelligence into a website.

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

The applications developed can provide better understanding of a business or customer base through analyses such as customer profiling, clickstream analysis and sales and inventory analyses. Once applications have been created through MicroStrategy Architect, they can be deployed through a number of different interfaces. For power analysts and application developers desiring to use a client-server Microsoft Windows interface, MicroStrategy Agent is an advanced environment providing a full range of analytical functionality, a rich mathematical function library, built-in workflow and data mining integration.

MicroStrategy Architect. MicroStrategy Architect is the MicroStrategy 7 component in which applications are modeled through an intuitive graphical user interface. MicroStrategy Architect provides a unified environment for creating and maintaining various aspects of web reporting and business intelligence applications. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which greatly reduces the cost and time required to implement and maintain systems.

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

MicroStrategy Analytical Modules. MicroStrategy's Analytical Modules provide a starting point for customers and partners to develop their own customized analytical solutions with the MicroStrategy 7 Business Intelligence Platform. MicroStrategy's Analytical Modules are an easy-to-use, web-based starter kit built on the MicroStrategy 7 platform. There are five modules currently available with additional modules to be available in 2002 and beyond. Many of our partners use these as the foundation for developing their own solutions.

MicroStrategy 7i. In mid-2002, we expect to complete development of MicroStrategy 7i and make it available for general release. MicroStrategy 7i is designed to integrate the two leading business intelligence approaches, "cube" and "ROLAP" delivering quick response time against almost any size data set, full access to transaction-level data and a myriad of options for complex analysis. Additionally, MicroStrategy 7i is designed to provide a single interface for reporting, analysis, and information delivery for all business intelligence applications. We expect MicroStrategy 7i will enable organizations to consolidate business intelligence applications onto a single platform, resulting in reliable and maintainable solutions with a low total cost of ownership.

Product Support and Other Services

MicroStrategy Consulting. MicroStrategy Consulting offers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise, and extranet applications across various types of databases. Our consulting staff identifies the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning. By leveraging our best practices, strategic visioning, project planning and platform expertise, we help ensure that customers' technical staff and projects are successful and business users will adopt the solution - the ultimate assurance of return on investment. Revenues from consulting services accounted for approximately 27%, 30% and 21% of total revenues during 2001, 2000 and 1999, respectively.

MicroStrategy Technical Support. MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available. Our product experts help ensure that every MicroStrategy implementation is successful from development to deployment to the production environment. Our support offerings include access to our highly skilled support team during standard business hours, around the clock access to our Online Support Site, and options to secure dedicated technical support at any time of the day. Revenues from technical support services accounted for approximately 27%, 18% and 16% of total revenues during 2001, 2000 and 1999, respectively.

MicroStrategy Education. MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers' internal staff or standard course offerings, we develop an ongoing education program that meets our customers' specific education needs. Our team of education consultants delivers quality, cost-effective instruction and skill development for administrators, developers and analysts. Revenues from education services accounted for approximately 6%, 5% and 6% of total revenues during 2001, 2000 and 1999, respectively.

Customers

MicroStrategy has over 1,500 customers across such diverse industries as retail (50% of the Global 200 Retailers and 6 of the top 10 globally), telecommunications (8 of the top 10 globally), financial services (7 of the top 10 globally), pharmaceuticals (7 of the top 10 globally) and healthcare, manufacturing (6 of the top 10 global auto manufacturers), consumer packaged goods (over 60 companies) and technology. International sales accounted for 34.1%, 25.9% and 24.0% of our total revenues in 2001, 2000 and 1999, respectively. A representative list of the firms that are using the MicroStrategy 7 Business Intelligence Platform are:

..    Retail: Best Buy, WH Smith PLC, Lowe's Home Improvement Warehouse, The
     Limited, Hallmark, CVS/Pharmacy

..    Financial Services: Wachovia, Bank of Montreal, Fannie Mae, LaCaixa,
     FleetBoston Financial

..    Pharmaceutical and Healthcare: Pharmacia, AstraZeneca, GlaxoSmithKline,
     Premier

..    Telecommunications: Bellsouth, AT&T, Worldcom, Cable and Wireless, Telecom
     Italia, OmniTel, Vodafone

..    Manufacturing: Honda, Michelin, Avnet, Western Digital

..    Consumer Goods: Kimberly-Clark, Estee Lauder, Campbell's Soup, Revlon

..    Government/Public Services: US Department of Housing and Urban Development,
     Ohio Department of Education, US Postal Service

Customer Case Studies

FleetBoston Financial. FleetBoston Financial is using the MicroStrategy 7 Business Intelligence Platform for its business intelligence and customer relationship management (CRM) applications in a portal environment. FleetBoston uses MicroStrategy's technology in its Wholesale Bank business group to more effectively manage its corporate client relationships by uncovering cross-selling opportunities and driving customer retention and loyalty efforts. With MicroStrategy's technology, relationship managers are able to view the history and profitability of transactions that a corporate or institutional client has with the bank. Relationship managers can then better manage the bank's credit risk exposure to client corporations, resulting in higher levels of added value to the shareholder. FleetBoston also has the ability to identify opportunities for cross-selling new products and services to existing clients, and can tailor services to the risk and profitability profile of each corporate and commercial client. With the ability to differentiate customer segments, FleetBoston has the capability to better market the full spectrum of its offerings to its customers, and turn less profitable clients into more profitable ones.

Freddie Mac. Freddie Mac, a leader in the housing finance industry, uses MicroStrategy's technology to open the doors of affordable housing to millions of families in America. Over the years, Freddie Mac has financed homes for more than 20 million people, or one in six homebuyers in America. The MicroStrategy platform is helping Freddie Mac end users track and minimize loan delinquencies handled by lenders across the country. The technology is also helping to improve the flow and accuracy of sales, product and investor information within Freddie Mac. The result is more flexible, more affordable and more widely available mortgages for America's borrowers.

WH Smith PLC. WH Smith PLC is one of the leading UK retailing groups incorporating market leading companies in the areas of retailing, consumer publishing and news distribution and is the number one book and magazine seller in the United Kingdom. Completed in less than six months and below budget, WH Smith launched its MicroStrategy-based reporting system across its countrywide high street stores. Approximately 530 high street store managers and 27 area managers are able to run performance reports on individual store-level sales, business profit and product rankings. In addition, WH Smith's management noted that the implementation project with MicroStrategy was "one of its best ever experiences" working with non-WH Smith business system project staff.

Sales And Marketing

Direct Sales Organization. We market our software and services primarily through our direct sales force. In an effort to simplify the sales process and reduce our historically long sales cycle, we are emphasizing the use of standard contracts with our customers; however, under certain limited circumstances, we may, nevertheless, enter into large, non-standard, complex contracts to meet special needs of our customers. As of December 31, 2001, we had domestic sales offices in a number of cities, including Atlanta, Boston, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Minneapolis, New York, San Francisco, Seattle, and St. Louis, and international sales offices located in Barcelona, Buenos Aires, Cologne, London, Madrid, Mexico City, Milan, Montreal, Munich, Paris, Sao Paolo, Seoul, Sydney, Tokyo, Toronto, Utrecht, and Vienna. We are represented by distributors in several countries where we do not have sales offices, including Bulgaria, Chile, Colombia, the Czech Republic, Denmark, Finland, India, Ireland, Korea, Malaysia, Malta, Norway, Peru, Portugal, Singapore, Slovenia, South Africa, Sweden, Switzerland, Turkey, Ukraine, and Uruguay.

Indirect Sales Channels. We have entered into relationships with more than 225 reseller, system integration, original equipment manufacturers (OEM), and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our partners product discounts. Favorable product recommendations to potential customers from the leading system integration, application development and platform partners facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners. Our resellers/systems integration partners consist of value-added resellers who resell the MicroStrategy 7 platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Accenture                      Deloitte Consulting      One, Inc.
American Management Systems    Electronic Data Systems  Relational Solutions
Anexinet                       IBM                      Sybase
Annams                         Infowise                 Systech
Cap Gemini Ernst and Young     IOLAP                    Trinus
Compaq                         KPMG                     Unisys
Conchango                      Logan Britton            Webb Information Systems
Convansys                      Nexgenix                 Wizard Business Systems

OEM Partners. Our OEM partners integrate the MicroStrategy 7 Business Intelligence Platform or some of its components into their applications. These OEM partners include:

Accrue                      I-Many, Inc.                   Protagana
Annuncio                    Informatica                    Radiant Systems
Appian                      Interworld                     Retek
Applied Digital Solutions   JD Edwards                     SageTree, Inc.
CCI/Triad                   Myriad Information Solutions   SQLiaison
Centerforce Technologies    NDC Health                     Sybase
Digital Connexxions         Net Perceptions                Systech
DMI                         NetGenesis                     Systems Excellence
DST Innovis                 Part Miner                     Teradata, a division of NCR
Enkata                      Peak Effects                       Corporation
Epylon                      PeopleSoft                     TransAtlantic
I-Beacon                    Personify                      Vision Chain
IBM                         PowerMarket

Technology Partners. In order to deliver even higher value to our customers, MicroStrategy has integrated its Business Intelligence platform with the leading data warehouse and related technology platforms and software. We have integrated our platform with the leading portal technology, ETL technology, and specialized display technology products to name just a few. Through our Technology Partner program, we continue our efforts to ensure that customers can easily implement the MicroStrategy 7 Business Intelligence Platform alongside other chosen corporate technology standards. Our technology partners include:

Ascential Software
IBM Corporation
Sun Microsystems

Research and Product Development

We have made substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2001, our research and product development staff consisted of 224 employees. Our total expenses for research and development, after consideration of those costs capitalized as software development costs, for the years 2001, 2000 and 1999 were $32.8 million, $43.9 million and $24.2 million, respectively.

Competition

The markets for business intelligence software, analytical applications and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy's most direct competitors provide:

     . business intelligence software;

     . OLAP tools;

     . query and reporting tools;

     . web-based static reporting tools; and

     . information delivery and proactive reporting.

Each of these markets are discussed more fully below.

Business Intelligence Software. Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Leading analyst firms classify companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS to be leading providers of business intelligence software.

OLAP Tools. Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7 platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Hyperion Solutions, Brio Software, IBM, Crystal Decisions and Microsoft.

Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited drilling is also provided. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Crystal Decisions, nQuire, Information Builders and Brio Software.

Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy's platform, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Crystal Decisions, Microsoft and SAS.

Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has integrated this technology into the MicroStrategy 7 platform. Vendors of such technology include Actuate and Business Objects.

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

Employees

As of December 31, 2001, we had a total of 844 employees, of whom 599 were based in the United States and 245 were based internationally. Of the total, 228 were engaged in sales and marketing, 224 in product development, 243 in professional services and 149 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired professionals complete a professional orientation course that ranges from one day to four weeks long, presented by "MicroStrategy University," our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to create expert content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

ITEM 2.   PROPERTIES

Our principal offices are located in Northern Virginia in leased facilities pursuant to multiple leases, the majority of which expire between June 2003 and June 2010. Our office facilities comprise a total of 468,000 square feet, of which we currently occupy 255,000 square feet. In connection with restructuring plans adopted during 2001, we vacated 213,000 square feet of office space, of which 74,000 square feet has been subleased as of December 31, 2001 (Note 19 of our accompanying consolidated financial statements included in Item 14 of this Annual Report on Form 10-K). In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Boston, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Minneapolis, New York, San Francisco, Seattle, St. Louis, Barcelona, Buenos Aires, Cologne, London, Madrid, Mexico City, Milan, Montreal, Munich, Paris, Sao Paolo, Seoul, Sydney, Tokyo, Toronto, Utrecht, and Vienna. We believe our properties are suitable and adequate for our present and near term needs and we do not expect to add additional office space in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

From March through May 2000, twenty-five class action complaints were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. Our outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that we made materially false and misleading statements with respect to our 1999, 1998 and 1997 financial results in our filings with the Securities and Exchange Commission ("SEC"), analysts' reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming us, certain of our officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleges claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint does not specify the amount of damages sought.

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured subordinated promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 2,777,778 shares of our class A common stock; and
(3) warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share with the warrants expiring five years from the date they are issued. On November 7, 2001, certain of our officers tendered to us for no consideration an aggregate of 1,683,504 shares of class A common stock held by them for cancellation, as part of the settlement of the Delaware Derivative Litigation described below and in satisfaction of a condition to the settlement agreement relating to the class action. Accordingly, upon the completion of the distribution, we will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to object the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions. On March 12, 2002, the court entered the final distribution order allowing distribution of the settlement consideration. We expect that the consideration will be issued to the class members in the second quarter of 2002 after the remaining closing conditions have been met.

Delaware Derivative Litigation

On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to our restatement of financial results. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action. Under the derivative settlement agreement, we have added two new independent directors with finance experience to the audit committee of our Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On November 7, 2001 as a part of the derivative settlement agreement and in satisfaction of a condition to the distribution of the securities to be issued as part of the class action settlement, Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, our former Chief Financial Officer and current Vice President of Business Affairs, tendered to the Company for cancellation an aggregate of 1,683,504 shares of class A common stock held by them. At a hearing on August 7, 2001, the Chancery Court approved the settlement.

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). Our lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. Our complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. We intend to vigorously defend the case. On October 31, 2001, we filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On February 21, 2002, we filed a motion to amend our complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. We are seeking monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our class A common stock, $0.001 par value per share, is traded on the Nasdaq National Market under the symbol "MSTR." The following table sets forth the high and low sales prices for the common stock for the periods indicated, adjusted to reflect the two-for-one stock split which occurred in January 2000, as reported by the Nasdaq National Market.


                                                    High            Low
                                                 ----------     -----------
              Year ended December 31, 2000
                    First Quarter                  313.00          74.78
                    Second Quarter                  77.12          17.31
                    Third Quarter                   35.75          20.25
                    Fourth Quarter                  28.00           9.25
              Year ended December 31, 2001
                    First Quarter                   17.06           2.88
                    Second Quarter                   5.64           2.46
                    Third Quarter                    3.89           1.13
                    Fourth Quarter                   4.71           1.19



As of March 1, 2002, there were approximately 626 stockholders of record of our class A common stock and 11 stockholders of record of our class B common stock, $0.001 par value per share.

We have never declared or paid any cash dividends on our class A common stock and the terms of our credit facility and preferred stock prohibit the payment of cash dividends. Accordingly, we do not anticipate declaring or paying any such dividends in the foreseeable future. Our stock price has fluctuated substantially since our initial public offering in June 1998. The trading price of our class A common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our class A common stock.

ITEM 6. SELECTED FINANCIAL DATA


The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                              Years ended December 31,
                                                          -------------------------------------------------------------
                                                              2001         2000         1999         1998        1997
                                                          -----------  -----------  -----------   ----------  ---------
                                                                           (in thousands, except per share data)
Statements of Operations Data
Revenues:
    Product licenses                                      $  72,781    $ 100,582    $  85,797    $  61,635    $  35,478
    Product support and other services                      107,635      114,679       65,461       33,854       17,073
                                                          ---------    ---------    ---------     --------    ---------
        Total revenues                                      180,416      215,261      151,258       95,489       52,551
                                                          ---------    ---------    ---------     --------    ---------
Cost of revenues:
    Product licenses                                          4,170        2,600        2,597        2,246        1,641
    Product support and other services                       41,473       74,961       34,436       17,535        9,475
                                                          ---------    ---------    ---------     --------    ---------
        Total cost of revenues                               45,643       77,561       37,033       19,781       11,116
                                                          ---------    ---------    ---------     --------    ---------
Gross profit                                                134,773      137,700      114,225       75,708       41,435
                                                          ---------    ---------    ---------     --------    ---------
Operating expenses:
    Sales and marketing                                      74,792      137,534       88,733       53,294       30,468
    Research and development                                 32,819       43,890       24,225       11,834        5,049
    General and administrative                               37,168       47,082       23,342       12,707        6,552
    Restructuring and impairment charges                     39,463        9,367            -            -            -
    Amortization of goodwill and intangible assets           17,251       17,667          422           81            -
    In-process research and development                           -            -        2,800            -            -
                                                          ---------    ---------    ---------     --------    ---------
        Total operating expenses                            201,493      255,540      139,522       77,916       42,069
                                                          ---------    ---------    ---------     --------    ---------
Loss from operations                                        (66,720)    (117,840)     (25,297)      (2,208)        (634)
Financing and other income (expense):
    Interest income                                           2,171        3,158        2,174        1,028           94
    Interest expense                                         (5,401)         (37)        (144)        (720)        (333)
    Loss on investments                                      (3,603)      (9,365)           -            -            -
    Reduction in (provision for) estimated cost of
        litigation settlement                                30,098      (89,729)           -            -            -
    Other (expense) income, net                              (2,139)          96            6          (14)         (12)
                                                          ---------    ---------    ---------     --------    ---------
        Total financing and other income (expense)           21,126      (95,877)       2,036          294         (251)
                                                          ---------    ---------    ---------     --------    ---------
Loss from continuing operations before income taxes         (45,594)    (213,717)     (23,261)      (1,914)        (885)
    Provision for income taxes                                2,460        1,400        1,246            -            -
                                                           ---------    ---------    ---------     --------    ---------
Net loss from continuing operations                         (48,054)    (215,117)     (24,507)      (1,914)        (885)
                                                          ---------    ---------    ---------     --------    ---------
Discontinued operations:
    Loss from discontinued operations                       (30,739)     (46,189)      (9,236)        (341)           -
    Loss from abandonment                                    (2,075)           -            -            -            -
                                                          ---------    ---------    ---------     --------    ---------
        Loss from discontinued operations                   (32,814)     (46,189)      (9,236)        (341)           -
                                                          ---------    ---------    ---------     --------    ---------
Net loss                                                    (80,868)    (261,306)     (33,743)      (2,255)        (885)
                                                          ---------    ---------    ---------     --------    ---------

                                                                                Years ended December 31,
                                                        -----------------------------------------------------------------
                                                            2001          2000         1999          1998         1997
                                                        ------------  -----------  -------------  -----------  ----------
Statements of Operations Data (Continued)                             (in thousands, except per share data)
    Dividends on and accretion of series A, B, C, D
       and E convertible preferred stock                   (10,353)      (4,687)            -              -           -
    Net gain on refinancing of series A redeemable
       convertible preferred stock                          29,370            -             -              -           -
    Gain on early redemption of redeemable
       convertible preferred stock of discontinued
       operations                                           44,923            -             -              -           -
    Series A preferred stock beneficial conversion
       feature                                                  --      (19,375)            -              -           -
                                                        ------------  -----------  -------------  -----------  ----------
Net loss attributable to common stockholders              $(16,928)   $(285,368)     $(33,743)      $ (2,255)    $  (885)
                                                        ============  ===========  =============  ===========  ==========

Basic and diluted earnings (loss) per share (1):
    Continuing operations                                 $  (0.34)   $   (3.00)     $  (0.32)      $  (0.03)    $ (0.02)
    Discontinued operations                               $   0.14    $   (0.58)     $  (0.12)      $      -           -
                                                        ------------  -----------  -------------  -----------  ----------
    Net loss attributable to common stockholders          $  (0.20)   $   (3.58)     $  (0.44)      $  (0.03)    $ (0.02)
                                                        ============  ===========  =============  ===========  ==========
    Weighted average shares outstanding used
       in computing basic and diluted earnings
       (loss) per share (1)                                 86,587       79,779        77,028         66,986      58,988
                                                        ============  ===========  =============  ===========  ==========

                                                                             As of December 31,
                                                    -----------------------------------------------------------------
                                                         2001          2000          1999         1998        1997
                                                    ------------   ------------   ----------   ---------   ----------
                                                                              (in thousands)
Balance Sheet Data
    Cash and cash equivalents                        $   38,409     $  33,203     $25,941      $ 27,491     $ 3,506
    Restricted cash                                         439        25,884           -             -           -
    Net working (deficit) capital (2)                   (18,700)       19,396      53,622        23,919      (7,048)
    Net assets of discontinued operations                     -        42,663       8,218            95           -
    Total assets                                        103,632       240,994     203,368        76,571      27,052
    Net liabilities of discontinued operations            4,479             -         513             -           -
    Long-term liabilities, excluding deferred
       revenue and advance payments                      76,444       102,388           -         1,928       2,428
    Series A redeemable convertible preferred
       stock                                              6,385       119,585           -             -           -
    Series B redeemable convertible preferred
       stock                                             32,343             -           -             -           -
    Series C redeemable convertible preferred
       stock                                             25,937             -           -             -           -
    Series D convertible preferred stock                  3,985             -           -             -           -
    Redeemable convertible preferred stock
       of discontinued operations                             -        40,530           -             -           -
    Total stockholders' equity (deficit)               (138,007)     (145,538)    101,816        37,775      (1,433)

(1) Share and per share amounts for all periods presented have been adjusted to reflect the two-for-one stock split, which occurred in January 2000. The computation of earnings (loss) per share is discussed further below under "Critical Accounting Policies."

(2) Net working (deficit) capital is equivalent to current assets less current liabilities, excluding net assets (liabilities) of discontinued operations, but including deferred revenue and advance payments and contingency from terminated contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and answers needed to manage their business effectively. Our software delivers this critical insight to workgroups, the enterprise and extranet communities via e-mail, web, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve their customer relationships.

Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users' business processes. Our web architecture provides reporting, security, performance and standards that are critical for web deployment. Within intranets, our products provide employees with information to enable them to make better, more cost-effective business decisions. In extranets, enterprises can use our MicroStrategy 7 software to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education and technical support services for our customers and partners.

Towards the end of 2000 and throughout 2001, we have been affected by the global economic slowdown which has resulted in a decrease in corporate spending on information technology. These macro-economic factors have had an adverse impact on our results of operations.

We adopted a restructuring plan during the second quarter of 2001 to better align operating expenses with revenue expectations. The restructuring plan includes a strategic decision to focus on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 450 domestic and international employees and 147 employees of our discontinued Strategy.com subsidiary throughout all functional areas, or approximately 33% of our then worldwide headcount. As a result of the reduction in headcount, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia.

During the third quarter of 2001, we adopted an additional restructuring plan to effect a further reduction in our workforce as part of our ongoing measures to better align operating expenses with revenues and further focus on our core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of our workforce by 229 additional domestic and international employees throughout all functional areas. As a result of our second and third quarter restructuring plans, we recorded restructuring and impairment charges from continuing operations of $27.3 million during 2001 relating to severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. As a result of the various restructuring initiatives adopted during 2001 and 2000, we reduced expenses from continuing operations by $115.6 million in 2001 compared to 2000 with expense reductions occurring across the following categories: cost of revenues, sales and marketing, research and development, and general and administrative. Additionally, management expects that these restructuring initiatives will result in a reduction of operating expenses in 2002 by approximately $31 million to $38 million as compared to actual operating expenses in 2001. Additionally, during the fourth quarter of 2001, we concluded that the products derived from our Teracube intangible asset would not generate sufficient cash flow to support its carrying value and that its carrying value exceeded its fair value. Accordingly, we recorded an impairment charge of $12.2 million relating to the write-down of the Teracube intangible asset to its fair value.

On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. As a result, we had a loss from discontinued operations of $32.8 million for the year ended December 31, 2001, including a loss from abandonment of discontinued operations of $2.1 million. Our historical consolidated financial statements have been reclassified to present Strategy.com as a discontinued operation for all periods presented.

Critical Accounting Policies

MicroStrategy's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see note 2 in the accompanying consolidated financial statements included in Item 14 of this Annual Report on Form 10-K. MicroStrategy does not have any ownership interest in any special purpose entities that are not wholly-owned and consolidated subsidiaries of MicroStrategy. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." Pursuant to recent guidance published by the SEC regarding disclosure about critical accounting policies, we have identified the following accounting policies as critical to the understanding of our results of operations.

Use of Estimates. The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to the restructuring and impairment charges, refinancing of preferred stock, discontinued operations, contingency from terminated contract, litigation, and other contingencies, have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations as discussed below.

We are involved in patent infringement lawsuits with Business Objects, S.A. As the actions relating to Business Objects are in a preliminary stage, we are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under "Risk Factors."

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to bad debts, investments, goodwill and intangible assets, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. For example, our real estate lease loss included in our restructuring and impairment charges includes estimates of sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Actual results could differ from those estimates under different assumptions or conditions. Additional information regarding risk factors that may impact our estimates is included below under "Risk Factors".

Revenue Recognition. MicroStrategy's software revenue recognition policies are in accordance with the American Institute of Certified Public Accountant's Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. In the case of software arrangements that require significant production, modification, or customization of software, we follow the guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We also follow the guidance provided by the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC.

We recognize revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement, as provided by agreements or contracts executed by both parties, delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using our objective evidence of the fair value of the elements represented by our customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When the software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of SOP 81-1 using the percentage of completion method. Under percentage of completion accounting, both product license and consulting services revenue are recognized as work progresses based upon cost inputs. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method represented approximately 7.8%, 10.9% and 1.0% of total revenues during the years ended December 31, 2001, 2000 and 1999, respectively.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever is earlier. If the software license arrangement obligates us to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or OEM's who purchase our products for future resale or use and who are obligated for payment irrespective of delivery to end users is recognized upon delivery to the reseller or OEM provided all other revenue recognition criteria are met and otherwise is recognized upon delivery to the ultimate end users.

Maintenance revenue, included in product support and other services revenue, is derived from providing technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the contract, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

MicroStrategy's ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under "Risk Factors."

Discontinued Operations. During the second quarter of 2001, we substantially curtailed operations of our Strategy.com subsidiary and reduced its workforce to approximately 40 employees. During the third quarter of 2001, we further reduced the Strategy.com workforce to approximately 6 employees and continued to review our options with respect to the remaining assets of Strategy.com. On December 31, 2001, we discontinued the operations of Strategy.com and shut down its services. Accordingly, we recorded a loss from abandonment of discontinued operations of $2.1 million for the year ended December 31, 2001. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date of December 31, 2001 through the expected disposal date in the first half of 2002. The loss from abandonment is based on estimates and actual results could differ under different assumptions or conditions.

Basic and Diluted Net Loss Per Share. We have issued preferred stock that is convertible into class A common stock and will issue notes as part of a litigation settlement that may be converted into class A common stock at our option. The potential conversion of these securities into common stock would significantly affect our basic and dilutive earnings per share if we were to generate net income as described below. The weighted average basic and diluted shares outstanding that will be included in the our earning (loss) per share calculations for future periods, is dependent upon various factors and is subject to a number of business and economic risks discussed below under "Risk Factors."

We compute basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and Emerging Issues Task Force ("EITF") Topic D-72, "Effect of Contracts That May be Settled in Stock or Cash on the Computation of Diluted Earnings per Share." Additionally, in accordance with EITF Topic D-95, "Effect of Participating Convertible Securities in the Computation of Basic Earnings Per Share," participating securities that are convertible into common stock must be included in the computation of basic income (loss) per share, while outstanding, if their effect is dilutive. Because each series of our preferred stock has participation rights in our undistributed earnings equivalent to those of common shareholders, each series of preferred stock is considered a participating convertible security and is therefore included in the computation of basic earnings (loss) per share to the extent they are dilutive.

Basic net income or loss per share is determined by dividing the net income or loss applicable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is determined by dividing the net income or loss applicable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. Potential common shares also consist of common stock issuable upon the conversion of preferred stock. The series A preferred stock, series B preferred stock, series C preferred stock, and series D preferred stock were convertible into 17,141,683 shares of class A common stock as of December 31, 2001, but have not been included in the net loss per share calculation for the year ended December 31, 2001 because their effect would be anti-dilutive. In determining the number of incremental shares that would have been included in the calculation if MicroStrategy had positive net income, the securities were converted using the share settlement method or the if-converted method, depending upon which method would yield a more dilutive result. The share settlement method assumes the securities are converted at the end of the period using a volume weighted average stock price based upon an option available to us to settle the securities in shares of common stock at maturity. The if-converted method assumes the securities are converted at the fixed conversion rate currently available to the holders of the securities. Net loss used in the computation of basic and diluted earnings
(loss) per share of continuing operations was computed by adjusting the net loss from continuing operations for dividends on and accretion of preferred stock, net gain on refinancing of preferred stock, and preferred stock beneficial conversion feature. Net income (loss) used in the computation of earnings (loss) per share of discontinued operations was computed by adjusting the net loss from discontinued operations by gain on early redemption of preferred stock of discontinued operations.

In connection with the settlement of a securities lawsuit, we expect to issue five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million in the first half of 2002. We will have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar volume-weighted average trading price of the class A common stock over a ten day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. Under EITF Topic D-72, these promissory notes will be potentially dilutive securities and may be included in our weighted average shares outstanding for purposes of computing diluted earnings per share, when determined to be dilutive, and may have a material impact on future diluted earnings per share calculations. For example, if the conversion price of the notes were based on the dollar volume-weighted average trading price of the class A common stock during the 10 trading days ending March 1, 2002, we would be obligated to issue 36,133,216 shares of class A common stock if we elected to convert the notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. We do not have any current plans to convert any of these notes. Additional information regarding this litigation settlement is discussed further below under "Costs and Expenses" and "Risk Factors."

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                          Years ended December 31,
                                                       -----------------------------
                                                        2001        2000       1999
                                                       ------      ------     ------
Statements of Operations Data
Revenues:
  Product licenses                                       40.3%       46.7%      56.7%
  Product support and other services                     59.7        53.3       43.3
                                                       ------      ------     ------
    Total revenues                                      100.0       100.0      100.0
                                                       ------      ------     ------
Cost of revenues:
  Product licenses                                        2.3         1.2        1.7
  Product support and other services                     23.0        34.8       22.8
                                                       ------      ------     ------
    Total cost of revenues                               25.3        36.0       24.5
                                                       ------      ------     ------
Gross profit                                             74.7        64.0       75.5
                                                       ------      ------     ------
Operating expenses:
  Sales and marketing                                    41.5        63.9       58.7
  Research and development                               18.2        20.4       16.0
  General and administrative                             20.6        21.9       15.4
  Restructuring and impairment charges                   21.9         4.3          -
  Amortization of goodwill and intangible assets          9.5         8.2        0.3
  In-process research and development                       -           -        1.8
                                                       ------      ------     ------
    Total operating expenses                            111.7       118.7       92.2
                                                       ------      ------     ------
Loss from operations                                    (37.0)      (54.7)     (16.7)
Financing and other income (expense):
  Interest income                                         1.2         1.5        1.4
  Interest expense                                       (3.0)         -        (0.1)
  Loss on investments                                    (2.0)       (4.3)         -
  Reduction in (provision for) estimated cost of
    litigation settlement                                16.7       (41.7)         -
  Other (expense) income, net                            (1.2)          -          -
                                                       ------      ------     ------
    Total financing and other income (expense)           11.7       (44.5)       1.3
                                                       ------      ------     ------
Loss from continuing operations before income taxes     (25.3)      (99.2)     (15.4)
  Provision for income taxes                              1.3         0.7        0.8
                                                       ------      ------     ------
Net loss from continuing operations                     (26.6)      (99.9)     (16.2)
                                                       ------      ------     ------
Discontinued operations:
  Loss from discontinued operations                     (17.0)      (21.5)      (6.1)
  Loss from abandonment                                  (1.2)          -          -
                                                       ------      ------     ------
    Loss from discontinued operations                   (18.2)      (21.5)      (6.1)
                                                       ------      ------     ------
Net loss                                                (44.8)     (121.4)     (22.3)
                                                       ------      ------     ------
  Dividends on and accretion of series A, B, C, D
    and E convertible preferred stock                    (5.7)       (2.2)         -
  Net gain on refinancing of series A redeemable
    convertible preferred stock                          16.2           -          -
  Gain on early redemption of redeemable
    convertible preferred stock of discontinued
    operations                                           24.9           -          -
  Series A preferred stock beneficial conversion
    feature                                                 -        (9.0)         -
                                                       ------      ------     ------
Net loss attributable to common stockholders             (9.4)%    (132.6)%    (22.3)%
                                                       ======      ======     =======

Comparison of 2001, 2000, and 1999

Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $151.3 million in 1999 to $215.3 million in 2000, and decreased to $180.4 million in 2001, representing an increase of 42.3% in 2000, and a decrease of 16.2% in 2001.

Based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from certain large, multiple element arrangements have been recorded as deferred revenue and advance payments, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs as the work progresses. Contracts accounted for under the percentage of completion method represented approximately 7.8%, 10.9% and 1.0% of total revenues during the years ended December 31, 2001, 2000 and 1999, respectively. If the arrangement includes acceptance criteria, revenue is not recognized until we can demonstrate that the software or service can meet the acceptance criteria. If the software license arrangement obligates us to the delivery of unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

In the third quarter of 2001, we notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the "OEM Agreement") that had been entered into as of December 28, 1999. Exchange Applications responded by denying the default of its obligations and alleging that we had breached our contractual obligations. Exchange Applications also informed us that it may seek a reimbursement of all amounts paid to us. Management believes that MicroStrategy has not committed any breach of obligations alleged by Exchange Applications. Accordingly, we responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because we are no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, has been reclassified to contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001. The ultimate resolution of this contract dispute will determine the final disposition of the recorded amounts. The final resolution of this matter is currently uncertain; however, we do not believe we will incur any additional liability related to this contract dispute. During 2001, we recognized $724,000 of product license revenue and $8.2 million of product support and other services revenue relating to this contract.

During 2000, we agreed to restructure our relationship with a significant customer. While we had been providing services to the customer throughout the year, no revenue had been recognized in accordance with our revenue recognition accounting policies. In view of changes in the customer's internal information technology plans, we entered into an agreement with the customer in which we agreed to discontinue our development efforts and deliver all existing work product. Since we had no future obligations to this customer, all payments were made prior to the end of the year, and all other revenue recognition criteria were met, we recorded revenues of $4.4 million in 2000, with $4.0 million and $377,000 recorded as product license revenues and product support and other services revenues, respectively, and deferred an additional $1.2 million related to ongoing technical support obligations.

Product License Revenues. Product license revenues increased from $85.8 million in 1999 to $100.6 million in 2000, and decreased to $72.8 million in 2001, resulting in an increase of 17.2% in 2000 and a decrease of 27.6% in 2001. The increase in product license revenues during 2000 was due to increased customer acceptance of our recently released products and the growth of the business intelligence software market in general. Product license revenues in 2000 were also positively affected by the restructuring of the customer relationship described above which resulted in $4.0 million of product license revenue. The overall decrease in product license revenues during 2001 was primarily attributable to the economic slowdown, which led to decreased corporate spending on information technology and, to a lesser extent, the effect of the September 11, 2001 terrorist attacks, which had an adverse effect on subsequent sales efforts. We believe this decrease may also be caused, in part, by concerns of potential new customers over our restatement of financial results and the related litigation during 2000. We believe the settlement agreement relating to these litigation matters which we entered into in late 2000, may alleviate these concerns. We expect product license revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. Product support and other services revenues increased from $65.5 million in 1999 to $114.7 million in 2000, and decreased to $107.6 million in 2001, resulting in an increase of 75.2% in 2000, and a decrease of 6.1% in 2001. The increase in product support and other services revenues during 2000 was primarily due to a continuing increase in large scale business intelligence applications which require significant implementation and other consulting work. The overall decrease in product support and other services revenues during 2001 was primarily attributable to a decrease in demand for consulting and education services and the implementation of restructuring plans under which we reduced our consulting, education and technical support staffing levels. As a result of possible fluctuations in product license revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. International revenues increased from $36.4 million in 1999 to $55.8 million in 2000, and to $61.5 million in 2001, representing growth rates of 53.5% in 2000 and 10.3% in 2001. International product license revenues increased from $22.8 million in 1999 to $30.1 million in 2000, and decreased to $29.2 million in 2001, representing an increase of 32.0% in 2000 and a decrease of 3.0% in 2001. International product support and other services revenues increased from $13.6 million in 1999 to $25.7 million in 2000, and to $32.3 million in 2001, resulting in increases of 89.0% in 2000 and 25.7% in 2001. The overall increase in international revenues is due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. In addition, we opened new sales offices in Argentina, Switzerland, Mexico, Korea and Australia in 2000, in Brazil in 1999, and in Canada, Italy, Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1999. During 2001, we closed our Switzerland and Austria offices. As a percentage of total revenues, international revenues were 24.0% in 1999, 25.9% in 2000, and 34.1% in 2001. Although international revenues have increased each year, the rate of increase has declined, and we experienced a decrease in product license revenues during 2001. We believe that this is primarily attributable to the economic slowdown, which led to decreased corporate spending on information technology. Contributing to the decrease in international product license revenues in 2001 were unusually high product license revenues of $4.0 million during 2000 resulting from the non-recurring transaction with a significant customer that restructured its relationship with us as discussed above. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. In the latter part of 2001, there was extensive economic turmoil in Argentina which subsequently resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 2.2% of total revenues in 2001. Management believes that our economic exposure in the region is not significant.

Costs and Expenses

Cost of Product License Revenues. Cost of product license revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses, and royalties paid to third party software vendors. Cost of product license revenues were $2.6 million in 1999 and $2.6 million in 2000, and increased to $4.2 million in 2001. As a percentage of product license revenues, cost of product license revenues decreased from 3.0% in 1999 to 2.6% in 2000, and increased to 5.7% in 2001. The decrease in cost of product license revenues as a percentage of product license revenues from 1999 to 2000 was due to economies of scale realized by producing larger volumes of product materials and decreased materials and shipping costs due to an increase in the percentage of customers reproducing product documentation at their sites. The increase in cost of product license revenues as a percentage of product license revenues in 2001 was primarily due to increased software royalty arrangements with third-party software vendors resulting from an increase in MicroStrategy software sold that included third-party software. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product license revenues as a percentage of total product license revenues may increase. Additionally, we expect cost of product license revenues to increase by approximately $650,000 in 2002 as a result of the amortization of software development costs capitalized in 2001 and early 2002.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services revenues increased from $34.4 million in 1999 to $75.0 million in 2000, and decreased to $41.5 million in 2001. As a percentage of product support and other services revenues, cost of product support and other services revenues was 52.6% in 1999, 65.4% in 2000 and 38.5% in 2001. The significant increase in total cost of product support and other services revenues as a percentage of product support and other services revenues ("services cost") in 2000 compared to 1999 was primarily attributable to: a substantial increase in the use of third parties to perform consulting services, an increase in consulting services revenues as a percentage of total product support and other services revenues, which are at lower margins than other product support revenues, the agreement to restructure a large customer relationship which resulted in recognizing a significant amount of services revenue at no margin, and excess capacity in consulting personnel. The decrease in services costs in 2001 was primarily due to a decrease in our consulting, technical support and education staffing levels by approximately 52% in 2001 over 2000 in connection with the implementation of the 2001 restructuring plans discussed above. Additionally, the significant decrease in services cost in 2001 compared to 2000 was also attributable to a decrease in the use of third parties to perform consulting services, an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services, and improved utilization of consulting personnel due to the reduction in consulting personnel as part of the 2001 restructuring plans.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $88.7 million in 1999 to $137.5 million in 2000, and decreased to $74.8 million in 2001. As a percentage of total revenues, sales and marketing expenses were 58.7% in 1999, 63.9% in 2000 and 41.5% in 2001. The increase in sales and marketing expenses during 2000 was primarily the result of increased staffing levels in the sales force prior to our 2000 restructuring plan, increased commissions earned, increased promotional activities and advertising, and increased general marketing efforts. Prior to the 2000 restructuring plan, weighted average staffing levels for sales and marketing personnel had increased by approximately 59% in 2000 over 1999. Additionally, during the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and to seek to acquire market share. These advertising programs were not continued in the latter half of 2000 or in 2001. The decrease in sales and marketing expenses during 2001 was primarily due to decreased staffing levels in the sales force as a result of our 2001 restructuring plans, decreased commissions expense as a result of lower product license revenues and decreased promotional activities and advertising. Staffing levels for sales and marketing personnel decreased by approximately 64% in 2001 over 2000. As part of the restructuring plans in the second and third quarter of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line. While we intend to continue to market our MicroStrategy 7 and 7i software platforms and other technology in our suite of business intelligence products, we expect to continue to reduce our overall advertising and marketing efforts as a percentage of revenues going forward in order to better align our costs with anticipated revenues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment, and other related costs. Research and development expenses increased from $24.2 million in 1999 to $43.9 million in 2000, and decreased to $32.8 million in 2001. As a percentage of total revenues, research and development expenses increased from 16.0% in 1999 to 20.4% in 2000, and decreased to 18.2% in 2001. The increase in research and development expenses during 2000 was primarily due to hiring additional research and development personnel to continue development of new products, product releases and business intelligence technology. Weighted average staffing levels of research and development personnel increased by approximately 59% in 2000 over 1999. During 2001, we focused our research and development efforts on enhancing our core business intelligence product line and limited our initiatives on new product development. As a result of this change in focus and our 2001 restructuring plans, research and development expenses declined due to a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of research and development personnel decreased by approximately 36% in 2001 over 2000.

We are currently working on the development of MicroStrategy 7i and Narrowcast Server 7.2, which are expected to be released in mid-2002. We are also currently working on the development of Unix-based business intelligence products which are expected to be available for general release during late 2002 and early 2003. As of December 31, 2001, our research and development engineering resources were allocated to the following major projects: 63% to our MicroStrategy 7i product, 12% to our Narrowcast Server 7.2 product, 12% to our Unix products, and 13% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

For the year ended December 31, 2001, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed," we capitalized $1.0 million and $606,000 of software development costs associated with the development of MicroStrategy 7i and the release of MicroStrategy's Narrowcast Server 7.1 software, respectively. For the year ended December 31, 2000, we capitalized $990,000 and $430,000 of software development costs associated with the release of the MicroStrategy 7.0 and MicroStrategy's Narrowcast Server 7.0 software, respectively. These amounts represent software development costs incurred from the time that technological feasibility was reached until the general release of the respective software products. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $641,000, $771,000 and $600,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses increased from $23.3 million in 1999 to $47.1 million in 2000, and decreased to $37.2 million in 2001. As a percentage of total revenues, general and administrative expenses were 15.4% in 1999, 21.9% in 2000 and 20.6% in 2001. The increase in general and administrative expenses during 2000 was the result of increased staff levels, increased office occupancy costs, costs associated with the growth of our business and an increase in legal and other consultancy fees related to the litigation and related SEC investigations associated with the restatement of our financial statements. The decrease in general and administrative expenses during 2001 was primarily due to a reduction in staff levels and office occupancy costs as a result of the restructuring plans implemented during the second and third quarters of 2001, a decrease in the use of external professional services, and a reduction in recruiting efforts. Staffing levels for general and administrative personnel decreased by approximately 36% in 2001 over 2000. General and administrative expenses may be further reduced in future periods, if necessary, to better align expenses with anticipated revenue levels.

Restructuring and Impairment Charges

(a) 2001 Restructuring Plans. During the second quarter of 2001, we adopted a restructuring plan designed to focus our commercial activities. The restructuring plan includes a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 450 domestic and international employees and 147 Strategy.com employees throughout all functional areas, or approximately 33% of our then worldwide headcount. As a result of the reduction in headcount, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia.

During the third quarter of 2001, we adopted an additional restructuring plan to effect a further reduction in our workforce as part of our ongoing measures to better align operating expenses with revenues and further focus on our core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of our workforce by 229 additional domestic and international employees throughout all functional areas. At December 31, 2001, all headcount reductions were completed.

As a result of the 2001 restructuring plans, we recorded restructuring and impairment charges of $27.3 million during 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Amounts related to estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 213,000 square feet of vacant office space, of which approximately 74,000 square feet has been subleased as of December 31, 2001. The remaining vacant office space is currently being marketed for sublease. As of December 31, 2001, we had $11.5 million accrued for our estimated computer and real estate lease losses, representing $21.6 million in gross lease obligations, $2.9 million of estimated commissions, concessions, and other costs, offset by

$13.0 million in estimated gross sublease income recoveries during the remaining lease terms. If we are unable to obtain this level of estimated sublease income, we will incur additional restructuring costs and our cash position would be adversely affected. We are also considering terminating certain leases early. We estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Final actual amounts could differ from current estimates once all vacant space has been entirely sublet.

In connection with our periodic assessment of the carrying value of our long-lived assets, we concluded that the products derived from our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation's (NCR) Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, we recorded an impairment charge of $12.2 million during the fourth quarter of 2001 to write-down that intangible asset to its fair value. See "Recent Accounting Pronouncements" below regarding the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The following table sets forth a summary of the total restructuring and impairment charges of $39.5 million for 2001 (in thousands):

                                    Charges for    Adjustments and                                                   Accrued
                                   Second Quarter    Charges for          Total         2001           2001       Restructuring
                                     and Third         Fourth         Charges for     Non-cash         Cash           Costs at
                                    Quarter 2001     Quarter 2001         2001         Charges       Payments     December 31, 2001
                                  ---------------- ---------------  --------------  ------------  ------------- --------------------
Severance and other employee
  termination benefits              $   4,772       $     454          $   5,226      $      -      $ (5,154)        $     72
Write-down of impaired assets           6,443          12,116             18,559       (18,559)            -                -
Estimated sublease losses and
  other facility closing costs         14,048             287             14,335           (22)       (3,346)          10,967
Terminations of computer and
  equipment leases                        712             194                906             -          (421)             485
Accrual for professional fees             423              14                437             -          (268)             169
                                    ---------       ---------          ---------      ---------     --------         --------
     Total restructuring and
      impairment charges            $  26,398       $  13,065          $  39,463      $ (18,581)    $ (9,189)        $ 11,693
                                    =========       =========          =========      =========     ========         ========

We anticipate the accrued restructuring costs will result in the following net cash outflows (in thousands):

                                               Termination
                                    Leases       Benefits         Other         Total
                                  ---------   --------------    ---------    -----------
Year Ending December 31,
    2002                           $  7,181      $   72          $   169       $  7,422
    2003                              2,033           -                           2,033
    2004                                660           -                -            660
    2005                                628           -                -            628
    2006                                329           -                -            329
    Thereafter                          621           -                -            621
                                  ---------      ------          -------       --------
Total estimated cash outflows      $ 11,452      $   72          $   169       $ 11,693
                                  =========      ======          =======       ========

As a result of the various restructuring initiatives adopted during 2001 and 2000, we reduced expenses from continuing operations by $115.6 million in 2001 compared to 2000 with expense reductions occurring across the following categories: cost of revenues, sales and marketing, research and development, and general and administrative. Additionally, management expects that these restructuring initiatives will result in a reduction of operating expenses in 2002 by approximately $31 million to $38 million as compared to actual operating expenses in 2001. Except for our estimated sublease losses and other facility closing costs and computer and equipment leases, we expect that the 2001 restructuring plans will be substantially completed by March 2002. We also recorded additional restructuring and impairment charges of $19.4 million which are included in loss from discontinued operations in the accompanying consolidated statements of operations and are discussed more fully below.

(b) 2000 Restructuring Plan. In the third quarter of 2000, we adopted a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of our business. The restructuring plan included a reduction of our workforce by 211 domestic employees and 20 Strategy.com employees, or approximately 10% of our then worldwide headcount, and the cancellation of a number of new job offers made to candidates who had not yet commenced employment with us. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, we consolidated certain of our facilities located in the vicinity of our Northern Virginia headquarters. In addition, we eliminated or reduced certain corporate events and reduced expenditures on external consultants and contractors across all functional areas.

In connection with the third quarter 2000 restructuring plan, we incurred severance costs for terminated employees and costs for rescinded offers of employment, accelerated the vesting provisions of certain stock option grants, wrote-off certain assets that were no longer of service, and accrued related professional fees. In addition, Michael J. Saylor, the chairman and CEO of the Company, granted class A common stock to terminated employees from his personal stock holdings. As Mr. Saylor is a principal shareholder of the Company, his actions were deemed to be an action undertaken on behalf of the Company for accounting purposes. Accordingly, we recognized an expense and a capital contribution by Mr. Saylor of approximately $3.0 million, which represented the fair value of the stock on the date of grant. The following table sets forth a summary of these restructuring and impairment charges recorded during 2000 (in thousands):

                                                                                        Consolidated
                                                              Non-cash       Cash        Charge for
                                                              Charges      Payments         2000
                                                              -------      --------         ----
Severance and rescinded employment offers                     $     -      $ 1,848        $ 1,848
Stock grant and applicable payroll taxes                        3,003          189          3,192
Compensation expense on accelerated stock options               1,483            -          1,483
Elimination of corporate events                                     -        2,416          2,416
Write-off of impaired assets                                      329            -            329
Accrual for professional fees                                       -           99             99
                                                              -------      -------        -------
Total restructuring and impairment charges                    $ 4,815      $ 4,552        $ 9,367
                                                              =======      =======        =======

Substantially all cash payments related to the restructuring plan adopted during the third quarter of 2000 were made by December 31, 2000.

Amortization of Goodwill and Intangible Assets. We have recorded $422,000, $17.7 million, and $17.3 million in amortization expense for the years ended December 31, 1999, 2000, and 2001, respectively. As a result of the impairment charge recorded to write-down the carrying value of our Teracube intangible asset to its fair value, we expect our level of amortization expense to decline by $12.2 million over the next year. Additionally, see "Recent Accounting Pronouncements" below regarding the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

In-process Research and Development. In December 1999, in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR's Teracube project, we allocated $2.8 million of the $49.6 million purchase price to in-process research and development. In estimating the fair value of the in-process research and development projects acquired, we considered, among other factors, the stage of development of the Teracube research and development projects at the time of the acquisition, projected estimated cash flows from those projects when completed and the percentage of the final products' cash flows that is attributed to our core technology and that was already developed by NCR. Approximately 30% of the final products' estimated cash in-flows were attributed to the acquired Teracube technology. We used a discount rate of 35% when estimating the net present value of the projected incremental cash flows.

Loss on Investments. In December 1999, we received 824,742 shares of stock valued at $21.5 million of Exchange Applications, Inc., in consideration for the sale of MicroStrategy software, technical support and consulting services. We sold all of our economic interest in these shares for a net realized gain of $1.5 million during the first two quarters of 2000.

During 2000, we received an additional 805,800 shares of Exchange Applications' stock, valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, was uncertain, we determined that the decline in value was other than temporary. Accordingly, we wrote down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

During the first two quarters of 2001, we received an additional 641,466 shares of Exchange Applications' stock, valued at $1.2 million, pursuant to the arrangement discussed above. Due to a subsequent decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, is uncertain, we wrote down the investment to its fair value at the end of each quarterly period in 2001 and recognized an aggregate loss of $1.4 million during 2001, of which a portion relates to shares that had been received in 2000.

Additionally, during the first quarter of 2001, we recognized a loss of $840,000 related to a 5% interest we held in a voice portal technology company that was acquired by a publicly-traded company for a combination of cash and common stock. Due to a subsequent decrease in the market value of the publicly-traded company's common stock and because the timing and amount of future recovery, if any, is uncertain, we wrote down the investment to its fair value at December 31, 2001, and recognized an aggregate loss of $1.4 million during 2001.

We have concluded that all remaining unrealized losses on marketable equity securities at December 31, 2001 are temporary in nature. Should any portion of these unrealized losses subsequently be determined to be other than temporary, we will record the related amount as a charge to current earnings.

Reduction in (Provision for) Estimated Cost of Litigation Settlement. MicroStrategy and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to the 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to the restatement of financial results for 1999, 1998 and 1997.

In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration. The Company expects that the consideration will be issued to the class members in the second quarter of 2002 after the remaining closing conditions have been met. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

Under the class action settlement agreements, class members will receive: 1) five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of class A common stock; and 3) warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. As part of the derivative settlement agreement described above and in satisfaction of a condition of the class action settlement, certain officers tendered 1,683,504 shares of class A common stock to the Company for no consideration in 2001 and we have cancelled these shares. Accordingly, upon the completion of the distribution, we will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

We will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of class A common stock at a conversion price equal to 80% of the dollar volume-weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The warrants may be exercised for cash or by tendering the related unsecured subordinated promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, we established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, we have updated the estimated value of the settlement during each successive financial reporting period based upon valuation assumptions stemming from the settlement. During 2001, we separately evaluated each element of the settlement agreements and updated the estimated value assigned to each individual component of the settlement agreements. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $30.1 million for 2001. The (reduction in) provision for estimated cost of litigation settlement was comprised of the following, (in thousands):

                                                      2001            2000
                                                 --------------  ---------------
Promissory notes to be issued                     $   (16,700)    $     69,200
Class A common stock to be issued                      (5,806)          16,500
Warrants to be issued                                  (7,782)          13,034
Pending loss on additional settlement                     190                -
Legal fees                                                  -            3,245
Administration costs                                        -              750
                                                 --------------  ---------------
Total                                             $   (30,098)    $    102,729
Less insurance recoveries                                   -          (13,000)
                                                 --------------  ---------------
(Reduction in) provision for
     estimated cost of litigation settlement      $   (30,098)    $     89,729
                                                 ==============  ===============

The final value of the settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis after issuance and until they are exercised.

We are also involved in patent infringement lawsuits with Business Objects, S.A. As the actions relating to Business Objects are in a preliminary stage, we are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under "Risk Factors."

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position and results of operations or cash flows.

Other (Expense) Income, net. Other (expense) income, net includes gains and losses on foreign currency transactions and, in 2001, includes gains and losses on certain legal and contract settlements.

Provision for Income Taxes. In 2001, 2000, and 1999, we recorded income tax expense of $2.5 million, $1.4 million, and $1.2 million, respectively, primarily related to foreign jurisdictions where we are profitable and withholding taxes associated with international sales. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Loss from Discontinued Operations. On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Accordingly, we recorded a loss from abandonment of discontinued operations of $2.1 million for the year ended December 31, 2001. The loss from abandonment is primarily due to future aggregate costs of $2.7 million relating to remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, and certain other costs, and is offset by estimated net income from operations of $635,000 from the measurement date of December 31, 2001 through the expected disposal date in the first half of 2002. Loss from discontinued operations for the year ended December 31, 2001, including this loss from abandonment, was $32.8 million compared to $46.2 million for the year ended December 31, 2000. Included within the loss from discontinued operations for the year ended December 31, 2001 are restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities. Our historical consolidated financial statements have been reclassified to present Strategy.com as a discontinued operation for all periods presented. The loss from abandonment is based on estimates and actual results could differ under different assumptions or conditions.

Dividends on and Accretion of Series A, B, C, D and E Convertible Preferred Stock. In 2001 and 2000, we recorded aggregate preferred stock dividends and accretion of $10.4 million and $4.7 million, respectively. For the year ended December 31, 2000, we paid preferred stock dividends valued at $4.1 million through the issuance of 359,125 shares of class A common stock in lieu of cash and had accrued preferred stock dividends of $599,000 as of December 31, 2000, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheet. For the year ended December 31, 2001, we recorded accretion to the carrying value of the beneficial conversion feature on the series D preferred stock and accretion of offering costs of $1.8 million and paid aggregate preferred stock dividends valued at $6.2 million through the issuance of 2,062,668 shares of class A common stock and 175.6 shares of series D preferred stock. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction as discussed further below, the fair value of which approximated the dividend owed. As of December 31, 2001, we had accrued preferred stock dividends of $2.8 million which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheet.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of our series A redeemable convertible preferred stock for a combination of cash, common stock and series B, series C, series D and series E preferred stock as described below, we determined that the total fair value of the new series of preferred stock and the cash and fair value of the common stock issued at closing were determined to be lower than the carrying value of the series A preferred securities being refinanced. Accordingly, as a result of the refinancing, we recorded a net gain to additional paid-in capital of $29.4 million attributable to common stockholders. This net gain represents the excess of the fair value of the total consideration transferred to the holders of the series A preferred stock of $118.5 million over the carrying value of those preferred securities of $107.5 million, or $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for 2001 and was included in the determination of basic and diluted earnings (loss) per share of continuing operations.

Gain on Early Redemption of Redeemable Convertible Preferred Stock of Discontinued Operations. On August 29, 2001, we entered into an exchange agreement pursuant to which MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock. Based on the closing price of our class A common stock of $2.49 per share on the consummation date of the transaction and the carrying value of Strategy.com's series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain recorded to additional paid-in capital of $44.9 million. This gain represents the excess of the carrying value of Strategy.com's preferred stock over the fair value of our class A common stock exchanged in the transaction. The gain of $44.9 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statements of operations and was included in the determination of basic and diluted earnings (loss) per share of discontinued operations.

Series A Preferred Stock Beneficial Conversion Feature. During the second quarter of 2000, given our accumulated deficit, we recorded a $19.4 million charge to additional paid-in capital attributable to the deemed dividend for the beneficial conversion feature of the series A redeemable convertible preferred stock. This deemed dividend was determined as the difference between the fair market value of the class A common stock on the closing date of the private placement and the effective conversion price. The charge of $19.4 million was recognized as a decrease to net income attributable to common stockholders in the accompanying consolidated statements of operations and was included in the determination of basic and diluted earnings (loss) per share of continuing operations.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Aggregate deferred revenue and advance payments were $26.4 million as of December 31, 2001 compared to $68.3 million as of December 31, 2000. The decline in deferred revenue and advance payments from 2000 to 2001 was primarily due to the following three factors: (1) during the fourth quarter of 2001, we terminated our contract with Exchange Applications, Inc. and reclassified the remaining deferred revenue and advance payments of $17.1 million to contingency from terminated contract in the accompanying consolidated balance sheet (2) as revenues on existing long-term, multiple element contracts are recognized, the deferred revenue and advance payments balance continues to decrease each period, and (3) during 2001, we executed fewer contracts that contain multiple elements that require revenue deferral than in prior periods. We expect to recognize approximately $21.0 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depends on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments, and on-going collection of our accounts receivable. On December 31, 2001 and 2000, we had $39.8 million and $60.2 million of cash, cash equivalents, and short-term investments, respectively, of which $439,000 and $25.9 million was restricted cash as of December 31, 2001 and 2000, respectively.

The following are our contractual obligations associated with our restructuring plans, debt obligations, and lease commitments:

                                                   Year ending December 31,
                               -----------------------------------------------------------------
                                   2002         2003         2004         2005         2006        Thereafter        Total
                               ----------- ------------ -------------- ------------ ------------ -------------- -------------
Restructuring-related
   obligations:
     Leases (1)                 $   7,181   $    2,033   $        660   $      628  $       329   $        621   $    11,452
     Other                            241            -              -            -            -              -           241
                               ----------- ------------ -------------- ------------ ------------ -------------- -------------
Restructuring-related
   obligations, net                 7,422        2,033            660          628          329            621        11,693
                               ----------- ------------ -------------- ------------ ------------- ------------- -------------

Other Obligations:
     Working capital
       line of credit               1,212            -              -            -            -              -         1,212
     Interest on working
       capital line of credit          13            -              -            -            -              -            13
     Interest on litigation
       settlement
       promissory notes (2)        10,566        6,038          6,038        6,038        6,038          1,509        36,227
     Operating leases              15,194       11,392         10,031        9,331        6,842         19,330        72,120
                               ----------- ------------ --------------------------- ------------ -------------- -------------
Other obligations                  26,985       17,430         16,069       15,369       12,880         20,839       109,572
                               ----------- ------------ --------------------------- ------------ -------------- -------------
Total contractual cash
   obligations                  $  34,407   $   19,463   $     16,729   $   15,997   $   13,209   $     21,460   $   121,265
                               =========== ============ ============== ============ ============ ============== =============

     (1) Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our idle space for sublease of $2.9 million and are reflected net of estimated sublease income of $13.0 million. Total gross restructuring-related lease obligations are $21.6 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

     (2) The interest obligation on the promissory notes to be issued in connection with the securities class action litigation settlement may be reduced if we exercise our right to convert the promissory notes into shares of class A common stock prior to their maturity five years after their issuance date. Additionally, the interest obligation reflected in this table assumes an issuance date for the promissory notes of April 1, 2002. Interest charges began accruing on the settlement hearing date of April 2, 2001. As such, the interest obligation in 2002 includes interest accrued in 2001 that is expected to be paid in 2002.

In addition to the contractual cash obligations identified above, we have other contractual obligations which may be settled in cash or common stock. These additional contractual obligations, which are discussed more fully below, include the promissory notes to be issued in connection with the litigation settlement and our preferred stock.

We also have a credit facility which includes a $30 million line of credit, subject to specified borrowing base limitations, outstanding letters of credit, and a covenant to raise $10 million of additional financing. This credit facility is discussed more fully below.

Operating Activities

Net cash used in operating activities was $27.5 million and $60.6 million for 2001 and 2000, respectively. The decrease in net cash used in operating activities from 2000 to 2001 was primarily attributable to a decrease in our operating losses, excluding the restructuring and impairment charges and changes in the value of our securities litigation settlement recorded during 2001 and 2000, and an improvement in accounts receivable collections offset by an increase in cash used for payment of accounts payable and accrued expenses. During the latter part of 2000 and during the second and third quarters of 2001, we have taken several actions to curtail our operating expenses including a reduction in headcount, consolidation of facilities, reduction in the use of consultants and reductions in marketing programs and advertising expenses.

Investing Activities

Net cash provided by investing activities was $26.4 million in 2001 as compared to net cash used in investing activities of $19.0 million in 2000. As discussed further below, net cash provided by investing activities consisted primarily of the $25.4 million in restricted cash that was released in connection with the termination of our prior credit facility. Additionally, we received $2.2 million in cash relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity. The remaining change in net cash provided by investing activities from 2000 to 2001 is primarily attributable to a $26.8 million reduction in capital expenditures. During the 2000 period, we received $39.8 million in proceeds from the sale of short-term investments which was offset by a $25.9 million requirement to fund a restricted cash account in connection with our previous credit facility.

Financing Activities

Net cash used in financing activities was $15.7 million and net cash provided by financing activities was $128.0 million for 2001 and 2000, respectively. On June 19, 2000, we issued 12,500 shares of our series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. On June 14, 2001, we refinanced all but 650 shares of our series A redeemable convertible preferred stock with a combination of cash, class A common stock and newly issued preferred stock. The 650 shares of the series A redeemable convertible stock that remain outstanding have a stated value of $6.5 million. We redeemed or exchanged the remaining 11,850 shares of our series A redeemable convertible preferred stock as follows:

..    $12.5 million stated value of the series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

..    $38.75 million stated value of the series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 5,568,466 shares of class A common stock and $16.3 million stated value of series D redeemable convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $5.00 per share;

..    $33.125 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if we elect to mandatorily convert these shares into class A common stock;

..    $27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if we elect to mandatorily convert these shares into class A common stock; and

..    $6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

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

The series D preferred stock matures three years after the date of issuance, does not carry any dividend rate, and has a fixed conversion price of $5 per share. At maturity, the series D preferred stock mandatorily converts into class A common stock at the fixed conversion price of $5 per share. In addition, prior to maturity, holders have the right to convert their series D preferred stock into shares of our class A common stock. In November 2001, holders of the series D preferred stock exercised their right to convert series D preferred stock and converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $5 per share. As a result of the conversion, we issued 350,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

We had the right to redeem the series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the series E preferred stock had the right to require us to redeem the series E preferred stock at specified prices upon specified financing transactions or other events. Upon the closing of the Exchange Agreement pursuant to which we acquired the outstanding Strategy.com series A preferred stock, the series E holders exercised their redemption right and on September 10, 2001 we paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equivalent to the carrying value of the series E preferred stock on the date of redemption.

Each series of the preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of our class A common stock on the day immediately before the triggering event occurs, except for the series D preferred stock which is redeemable at the greater of 100% of its stated value or such product. As of December 31, 2001, none of these triggering events had occurred. In addition, upon a change of control of the Company, each holder of series A, series B, and series C preferred stock shall have the right, at the holder's option, to require us to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at our election. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the 650 remaining shares of series A preferred stock was adjusted downward from $33.39 per share to $3.08 per share based on the average of the dollar-volume weighted average price of the class A common stock during the ten trading days immediately preceding July 5, 2001. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of December 31, 2001, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. In addition, at our option, the 650 remaining shares of series A preferred stock may be redeemed at its June 19, 2002 maturity at stated value plus accrued dividends or mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, at our option, we may extend the maturity of the series A preferred stock for up to an additional two years. If we elect to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series A preferred stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of December 31, 2001, none of these triggering events had occurred.

In an initial closing in October 2000, Strategy.com issued 13,401,253 shares of series A redeemable convertible preferred stock to a group of institutional and accredited investors in exchange for $39.8 million, net of offering costs of approximately $3.0 million. In January 2001, Strategy.com completed this round of financing in a second closing and issued an additional 3,134,796 shares for proceeds of $10.0 million. On August 29, 2001, we entered into an exchange agreement pursuant to which MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock.

In March 1999, we entered into a line of credit agreement with a commercial bank which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, we entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit accrued interest at LIBOR plus 1.75%, included a 0.2% unused line of credit fee, and required monthly payments of interest. At December 31, 2000, the line of credit was secured by $25.9 million of cash and cash equivalents and, as such, was classified as restricted cash in the accompanying consolidated balance sheet. The cash was restricted through February 2001, at which time the line of credit agreement was terminated upon the closing of a new credit facility agreement described below.

On February 9, 2001, we entered into a loan and security agreement (the "New Credit Facility") with Foothill Capital, a subsidiary of Wells Fargo Bank, which provided for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes. The New Credit Facility consisted of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations, and replaced the previous line of credit agreement. During the first and second quarters of 2001, we repaid $1.1 million of the term loan under the New Credit Facility through the use of the revolving line of credit.

On June 14, 2001, we entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month until March 2002, at which time the then remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, we also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million under the Modified Credit Facility. During the third quarter of 2001, we repaid $5.2 million of the balance under the Modified Credit Facility. At December 31, 2001, we had $1.2 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $5.8 million, we have $23.0 million available for future drawdowns, subject to borrowing base limitations discussed above. After taking into consideration these borrowing base limitations, $1.9 million of additional borrowing capacity under the Modified Credit Facility was available at December 31, 2001. Based upon recent trends in the levels of our accounts receivable and borrowing base limitations, we expect that our available borrowing capacity will continue to be substantially lower than the maximum $30 million aggregate borrowing capacity under the Modified Credit Facility. As of March 1, 2002, we were unable to borrow against our line of credit because the outstanding letters of credit exceeded our collateral requirements.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The borrowing rate in effect at December 31, 2001 was 6.25%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of our domestic assets. Under the terms of the Modified Credit Facility, we are required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that we may incur. At December 31, 2001, we were in compliance with all covenants. Additionally, the Modified Credit Facility included a covenant to raise $10.0 million of additional financing by March 31, 2002 through equity financing, subordinated debt, or net proceeds from the sale of non-core assets, as defined in the agreement. On February 28, 2002, this covenant was modified to extend the date by which this additional financing is required to June 30, 2002.

As part of the class action litigation settlement agreement, in addition to issuing class A common stock, we will issue five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year. In connection with this arrangement, we expect to pay approximately $6.0 million per year in interest charges that began accruing on the settlement hearing date of April 2, 2001. We expect to issue the promissory notes during the first half of 2002. Interest on the notes is payable semi-annually with the first interest payment payable on the six month anniversary of the issuance. Also as part of the settlement, we will issue warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million as of December 31, 2001. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. Future drawdowns and interest rates under the lease agreement are subject to our credit worthiness. Currently, we are unable to draw down additional amounts under the lease agreement. However, we expect only limited, near-term, computer equipment purchase needs that we expect will be met through cash on hand and other financial resources.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, we are exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, or other alternative financing sources. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if we do not achieve revenues at anticipated levels, we will need to take further actions to reduce costs in order to minimize losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the Modified Credit Facility entered into in June 2001 will be sufficient to meet our working capital requirements and anticipated capital expenditures through the end of 2002. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under "Risk Factors."

Recent Accounting Standards

We adopted SFAS No. 133 as of January 1, 2001. During 2001, the adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is applicable to all business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We do not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. We expect that amortization of goodwill and intangible assets will not change substantially in connection with the adoption of this standard on January 1, 2002. Additionally, transitional impairments, if any, are not expected to be material; however, impairment reviews may result in future periodic write-downs.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. We are currently assessing the impact that the adoption of this statement will have on our consolidated financial statements.

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

We have experienced losses in the past and expect future losses through at least the first half of 2002

We have not achieved profitability and have incurred significant operating losses in each of the last five years. We incurred net losses of $80.9 million, $261.3 million and $33.7 million in the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, our accumulated deficit was $380.1 million. We expect our gross revenue to decline from the fiscal year ended December 31, 2001 to the fiscal year ending December 31, 2002. In connection with our April and September 2001 corporate restructurings, we recorded restructuring and impairment charges of $39.5 million for the year ended December 31, 2001, respectively.

We did not generate net income for the year ending December 31, 2001 and do not expect to do so through at least the first half of 2002. Even if we are able to generate net income, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenue declines more significantly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were approximately $26.4 million as of December 31, 2001. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

We may require additional external financing through credit facilities, sale of additional debt or equity securities in MicroStrategy or by obtaining other financing facilities to support our operations. Obtaining additional financing will be subject to a number of factors, including:

     . market conditions;

     . our operating performance; and

     . investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital needed to fund our operations, our business, operating results and financial condition may be materially and adversely affected. Our credit facility contains a covenant obligating us to obtain a minimum of $10 million in additional financing on or before June 30, 2002. If we are unable to obtain a waiver or extension of this covenant or are unable to obtain this financing on acceptable terms, this covenant could have an adverse effect on our liquidity and financial condition.

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

The issuance of class A common stock as part of the proposed settlement of class action litigation and the conversion of notes issued as part of the litigation settlement could result in a substantial number of additional shares of class A common stock being issued

The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue to members of the class 2,777,778 shares of class A common stock. At the time of that issuance, some of our officers will tender to us for no consideration 1,683,504 shares of class A common stock for cancellation, resulting in a net issuance of 1,094,274 shares of class A common stock. In addition, the settlement agreements require the issuance of five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar volume-weighted average trading price of the class A common stock over a ten day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar volume-weighted average trading price of the class A common stock during the 10 trading days ending March 1, 2002, we would be obligated to issue 36,133,216 shares of class A common stock if we elected to convert the notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock as part of the litigation settlement and future conversions of the notes issued in the litigation settlement may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

The conversion of the shares of our preferred stock could result in substantial numbers of additional shares of class A common stock being issued if our market price declines during periods in which the conversion price of the preferred stock may adjust

Our series B preferred stock, series C preferred stock and series D preferred stock are convertible into shares of our class A common stock at conversion prices currently equal to $12.50, $17.50 and $5.00 per share, respectively. The outstanding shares of series B preferred stock, series C preferred stock and series D preferred stock would currently convert into 7,142,200 shares of class A common stock, plus a number of shares reflecting accrued but unpaid dividends as of the conversion date. However, if the holders of the series B preferred stock and series C preferred stock do not convert their shares into shares of class A common stock prior to their maturity three years from the date of issuance, and if we do not redeem their outstanding shares of series B preferred stock and series C preferred stock at maturity, the conversion price for such shares will be reset to a price equal to 95% of the dollar volume-weighted average price of our class A common stock for the 30 trading days prior to the maturity date. If the market price at maturity of our class A common stock is less than the applicable conversion price, the number of shares of class A common stock that we could be required to issue upon conversion of the series B preferred stock and series C preferred stock would increase. For instance, if the market price of our class A common stock on the maturity date of our series B preferred stock and series C preferred stock were $2.72, the closing sale price of our class A common stock as of March 1, 2002, the holders of the series B preferred stock and series C preferred stock did not elect to convert any of their shares prior to the maturity date and we did not redeem such shares on the maturity date, we would be required to issue a total of 22,408,088 shares of our class A common stock upon conversion of such shares at maturity plus a number of shares reflecting accrued but unpaid dividends.

We currently have 650 shares of our series A preferred stock outstanding. As of March 1, 2002, shares of series A preferred stock are convertible into 2,108,247 shares of class A common stock based on the current conversion price equal to $3.08 per share. At our option, the series A preferred stock may be redeemed on the maturity date of June 19, 2002 at stated value plus accrued dividends or mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, at our option, we may extend the maturity of the series A preferred stock for up to an additional two years. If we elect to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The conversion price of the series A preferred stock may also be adjusted upon the occurrence of various events, including the failure to maintain the effectiveness of the registration statement to which these shares relate and the issuance of certain equity securities. As a result, the lower the price of our class A common stock at these intervals, the greater the number of shares the holder will receive upon conversion after any such adjustment.

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

The conversion and other features of our preferred stock will have the effect of reducing earnings per share if we were to generate net income in any future period.

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

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases relating to approximately 139,000 square feet that are unoccupied. We have established a restructuring reserve of $11.0 million related to the costs of disposition of this space as of December 31, 2001. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $13.0 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse affect on our operating results and financial condition.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

The markets for business intelligence software, analytical applications and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy's most direct competitors provide:

     . business intelligence software;

     . OLAP tools;

     . query and reporting tools;

     . web-based static reporting tools; and

     . information delivery and proactive reporting.

Each of these markets is discussed more fully below.

Business Intelligence Software. Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Leading analyst firms classify companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS to be leading providers of business intelligence software.

OLAP Tools. Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7 platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Hyperion Solutions, Brio Software, IBM, Crystal Decisions and Microsoft.

Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited drilling is also provided. Companies which produce query and reporting tools include Business Objects, Cognos, Oracle, Crystal Decisions, nQuire, Information Builders and Brio Software.

Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy's platform, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Crystal Decisions, Microsoft and SAS.

Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has integrated this technology into the MicroStrategy 7 platform. Vendors of such technology include Actuate and Business Objects.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component currently runs only on the Windows NT and Windows 2000 operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT and Windows 2000 operating systems.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 1, 2002, holders of our class B common stock owned or controlled 46,531,368 shares of class B common stock, or 91.0% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 1,041,420 shares of class A common stock and 37,090,235 shares of class B common stock, or 72.7% of total voting power, as of March 1, 2002. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the years ended December 31, 2001, 2000 and 1999, channel partners accounted for, directly or indirectly, approximately 35.4%, 45.0% and 39.2% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). Our lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. Our complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. We intend to vigorously defend the case. On October 31, 2001, we filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On February 21, 2002, we filed a motion to amend our complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. We are seeking monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 34.1%, 25.9% and 24.0% of our total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Our international operations require significant management attention and financial resources.

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

     . economic weakness or currency related crises that may arise in different countries or geographic regions; and

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2001, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2001, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 24.0% in 1999 to 25.9% in 2000 and to 34.1% in 2001, and we anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. In the latter part of 2001, there was extensive economic turmoil in Argentina which subsequently resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 2.2% of total revenues in 2001. We believe that our economic exposure in the region is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their ages and positions as of March 1, 2002 are as follows:


     Name                      Age              Title
     ----                      ---              -----
Michael J. Saylor ............ 37   Chairman and Chief Executive Officer
Sanju K. Bansal .............. 36   Vice Chairman, Executive Vice President & Chief Operating Officer
Eric F. Brown ................ 36   President and Chief Financial Officer
Jonathan F. Klein ............ 35   Vice President, Law and General Counsel
Jeffrey A. Bedell ............ 33   Vice President, Technology and Chief Technology Officer
Eduardo S. Sanchez ........... 45   Vice President, Worldwide Sales and Services
F. David Fowler (1) .......... 68   Director
Jonathan J. Ledecky .......... 44   Director
Jay H. Nussbaum .............. 58   Director
Stuart B. Ross (1)(2) ........ 64   Director
John W. Sidgmore ............. 50   Director
Ralph S. Terkowitz (1)(2) .... 51   Director

___________

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

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

Jeffrey A. Bedell has served as vice president, technology and chief technology officer since April 2001, as vice president, platform technology from 1999 to 2001, and as senior program manager and director of technology programs from 1992 to 1999. Mr. Bedell received a B.A. in Religion from Dartmouth College.

Eduardo S. Sanchez has served as vice president, worldwide sales and services since April 2001, as vice president, worldwide sales from 2000 to 2001, as vice president, international operations from 1998 to 2000, as vice president, European operations from 1996 to 1998, as managing director, European operations from 1994 to 1996, and as consulting manager, US operations from 1992 to 1994. Mr. Sanchez received a bachelor's degree in Electrical Engineering from the University of LaPlata in Argentina and a master's degree in Systems Engineering from George Mason University. Prior to joining MicroStrategy, Mr. Sanchez worked as a consultant in Europe, the United States, South America and Japan, developing and deploying large-scale optimization systems for the manufacturing and power utility sector. In this capacity, he was engaged in significant projects with companies such as Mitsubishi, Groupe Saint Gobain, ABB, Siemens and Xerox.

F. David Fowler has been a member of the board of directors of MicroStrategy since June 2001. Mr. Fowler was the dean of the School of Business and Public Management at The George Washington University from July 1992 until his retirement in June 1997 and a member of KPMG LLP from 1963 until his retirement in June 1992. As a member of KPMG, Mr. Fowler served as managing partner of the Washington, DC office from 1987 until 1992, as partner in charge of human resources for the firm in New York City, as a member of the firm's board of directors, operating committee and strategic planning committee and as chairman of the KPMG Foundation and the KPMG personnel committee. Mr. Fowler currently serves as a member of the board of directors for the mutual funds of FBR Funds and Rushmore Funds, both located in Bethesda, Maryland. Mr. Fowler received a B.A./B.S. in Business from the University of Missouri at Columbia in 1955.

Jonathan J. Ledecky has been a member of the board of directors of MicroStrategy since June 1998. Mr. Ledecky is currently chairman of The Ledecky Foundation, a non-profit philanthropic organization implementing educational programs for inner-city youth, a position he has held since January 1999. From July 1999 until June 2001, Mr. Ledecky served as vice chairman of Lincoln Holdings LLC, which owns the Washington Capitals, the Washington Wizards and the Washington Mystics sports teams. Mr. Ledecky founded U.S. Office Products Company in October 1994 and served as its chairman of the board and chief executive officer from inception through November 1997 and thereafter as a director until May 1998. In February 1997, Mr. Ledecky founded Building One Services Corp., now Encompass Services Corporation, and served as its chairman until February 2000 and chief executive officer until June 1999. Mr. Ledecky is also a director of publicly traded School Specialty, Inc. and a Commissioner of the National Commission on Entrepreneurship.

Jay H. Nussbaum has been a member of the board of directors of MicroStrategy since January 2002. Mr. Nussbaum is currently executive vice president for managed services and enterprise solutions of KPMG Consulting, a position he has held since January 2002. From February 1992 through December 2001, Mr. Nussbaum served as executive vice president of Oracle Services Industries, an enterprise software company. Mr. Nussbaum is also a member of the board of directors of Northrop Grumman Corporation.

Stuart B. Ross has been a member of the board of directors of MicroStrategy since June 2001. Mr. Ross held various positions with the Xerox Corporation from 1966 until December 1999, including corporate executive vice president, senior vice president of finance and chief financial officer, vice president/corporate controller and chairman and chief executive officer of Xerox Financial Services. Mr. Ross is currently a trustee for the Hansberger Institutional Series, a mutual fund, a member of the board of directors of The World Affairs Forum and a member of the International Executive Service Corporation Advisory Council. Mr. Ross received his B.S. in Accounting from New York University in 1958 and his M.B.A. from Bernard Baruch College of the City College of New York in 1966. Mr. Ross has been a C.P.A. in the State of New York since 1963.

John W. Sidgmore has been a member of the board of directors of MicroStrategy since February 2000. Mr. Sidgmore is currently the vice chairman of the board of directors of WorldCom, Inc., a provider of long distance, Internet and telecommunications services, where he has served in such position since December 1994. Since June 2001, Mr. Sidgmore also has been the chairman and chief executive officer of eCommerce Industries, Inc., a provider of information technology solutions to the office products industry and adjacent industries, including industrial paper and janitorial/sanitary products, computer consumables, and MRO and oilfield supplies. From December 1996 until September 1998, Mr. Sidgmore also served as chief operating officer of WorldCom. Mr. Sidgmore was the president and chief executive officer of UUNET Technologies, Inc., a provider of worldwide Internet services, from June 1994 until December 1996. Prior to joining UUNET, Mr. Sidgmore was president and chief executive officer of Intelicom Solutions, now CSC Intelicom, a telecommunications software company. Mr. Sidgmore is also a member of the board of directors of WorldCom and eCommerce Industries. Mr. Sidgmore received his B.A. in Economics from the State University of New York in 1973.

Ralph S. Terkowitz has been a member of the board of directors of MicroStrategy since September 1997. Mr. Terkowitz is currently chief technology officer for The Washington Post Company, a position he has held since April 2001. From 1992 until April 2001, Mr. Terkowitz was vice president, technology for The Washington Post Company. Until February 1996, Mr. Terkowitz was chief executive officer, president and publisher of Digital Ink, an Internet publishing venture that launched, among other ventures, WashingtonPost.com and PoliticsNow. In 1998, he was co-chief executive officer of HireSystems and instrumental in the formation of BrassRing.com. Mr. Terkowitz is a director of BigStep.com and OutTask. Mr. Terkowitz received an A.B. in Chemistry from Cornell University and an M.S. in Chemical Physics from the University of California, Berkeley.

Involvement in Certain Legal Proceedings

On December 14, 2000, Mr. Saylor and Mr. Bansal each entered into a settlement with the SEC in connection with the restatement of our financial results for 1999, 1998 and 1997. In the settlement, each of Mr. Saylor and Mr. Bansal consented, without admitting or denying the allegations in the SEC's complaint, to the entry of a judgment enjoining him from violating the antifraud and recordkeeping provisions of the federal securities laws and ordering him to pay disgorgement and a civil penalty.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and holders of 10% of our class A common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by of our officers and directors regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2001 ("Fiscal Year 2001").

ITEM 11.   EXECUTIVE COMPENSATION

The compensation information set forth in this Item 11 relates to compensation paid by MicroStrategy to its chief executive officer and our five other most highly compensated executive officers who were serving as our executive officers during Fiscal Year 2001 (collectively, the "Named Executive Officers").

Option awards relating to the class A common stock of Strategy.com Incorporated, our majority-owned subsidiary that ceased its operations in December 2001, are designated in the tables set forth below in this Item 11 by the term "SDC." Unless so designated, all option information set forth in this Item 11 refers to option awards relating to the class A common stock of MicroStrategy.

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                                                Long-Term
                                                                                                              Compensation
                                                                             Annual Compensation                 Awards
                                                                    --------------------------------------  ----------------
                                                                                                            Number of Shares
                                                             Fiscal                          Other Annual      Underlying
             Name and Principal Position                      Year    Salary      Bonus      Compensation       Options
                                                              ----   --------    --------    -------------  ----------------
Michael J. Saylor .......................................     2001   $150,000        --           --               --
Chairman of the Board and Chief Executive                     2000    150,000        --           --               --
Officer                                                       1999    150,000    50,000           --               --

Sanju K. Bansal .........................................     2001    115,000        --           --               --
Vice Chairman of the Board, Executive Vice                    2000    115,000        --           --               --
President, and Chief Operating Officer                        1999    115,000    40,000           --               --

Eric F. Brown (1) .......................................     2001    200,000    75,000           --          250,000
President and Chief Financial Officer                         2000    131,250    10,000       96,962(2)       500,000
                                                                                                              100,000 (SDC)


Jonathan F. Klein .......................................     2001    159,000    75,000           --          135,000
Vice President, Law and General Counsel                       2000    135,417    60,000           --           75,000
                                                                                                               75,000 (SDC)
                                                              1999    115,000    30,000           --           30,000

Jeffrey A. Bedell (3) ...................................     2001    128,333    40,962           --          250,000
Vice President, Technology and Chief
Technology Officer

Eduardo S. Sanchez (4) ..................................     2001    250,000    88,752           --          250,000
Vice President, Worldwide Sales and Services

__________

(1) Mr. Brown joined MicroStrategy in February 2000 as chief financial officer of Strategy.com, our business unit at the time, and became our chief financial officer and president in August 2000 and November 2000, respectively. Accordingly, the 2000 information for Mr. Brown is for the period from February 2000 to December 31, 2000.
(2)  This amount represents relocation expenses paid by MicroStrategy.
(3) Mr. Bedell joined MicroStrategy in December 1992 and became vice president, technology and chief technology officer in April 2001.
(4) Mr. Sanchez joined MicroStrategy in November 1992 and became vice president, worldwide sales and services in September 2001.

Option Grants Table

The following table contains information concerning grants of stock options made to each of the Named Executive Officers during Fiscal Year 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants



                            Number of
                         Shares of Class    % of Total                              Potential Realizable Value at
                            A Common         Options                                  Assumed Annual Rates of
                             Stock           Granted                                Stock Price Appreciation for
                           Underlying          to        Exercise                          Option Term(3)
                            Options         Employees    Price Per    Expiration           --------------
       Name                Granted(1)        in 2001     Share(2)        Date             5%            10%
       ----                ----------        -------     --------        ----           -------       -------
  Michael J. Saylor.....          --            --%       $  --               --        $    --       $    --
  Sanju K. Bansal.......          --            --           --               --             --            --
  Eric F. Brown.........     250,000           2.6         2.48        4/18/2011        389,915       988,120
  Jonathan F. Klein.....     135,000           1.4         2.48        4/18/2011        210,554       533,585
  Jeffrey A. Bedell.....     250,000           2.6         2.48        4/18/2011        389,915       988,120
  Eduardo S. Sanchez....     250,000           2.6         2.48        4/18/2011        389,915       988,120

_________

(1) These options generally vest over a five-year period and expire on the tenth anniversary of the date of grant.
(2) The exercise price of options of MicroStrategy may be paid in cash or in shares of our class A common stock, valued at fair market value on the exercise date. All stock options were granted with an exercise price equal to the fair market value of such stock as determined by our board of directors on the grant date.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of our class A common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2001 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                Number of Shares of
                               Number of                        Class A Common Stock      Value of Unexercised In-
                                Shares                         Underlying Unexercised       the-Money Options at
                              Acquired on       Value        Options at Fiscal Year-End      Fiscal Year-End(2)
        Name                   Exercise       Realized(1)    Exercisable/Unexercisable    Exercisable/Unexercisable
        ----                  -----------    ----------      -------------------------    -------------------------
Michael J. Saylor ...........     --           $  --                  -- /--                 $  --/  $ --

Sanju K. Bansal .............     --              --                  -- /--                     -- / --

Eric F. Brown ...............     --              --             100,000 / 650,000               --  / 342,500
                                                             20,000(SDC) / 80,000(SDC)           -- / --

Jonathan F. Klein ...........     --              --              56,299 / 244,201            52,610 / 255,690
                                                             15,000(SDC) / 60,000(SDC)            -- /--

Jeffrey A. Bedell ...........   18,400        56,960              94,709 / 382,402           141,440 / 377,860
                                                              7,500(SDC) / 30,000(SDC)            -- /--

Eduardo S. Sanchez ..........     --              --             228,400 / 381,600           411,840 / 398,660
                                                             10,000(SDC) / 40,000(SDC)            -- /--

----------

(1) Represents the difference between the exercise price and the fair market value of our class A common stock on the date of exercise.
(2) Value of unexercised options is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2001, multiplied by the number of shares underlying the options. The fair market value of our class A common stock is based upon the last reported sale price as reported on the Nasdaq National Market on December 31, 2001 ($3.85 per share). No public market for the shares underlying the SDC options existed as of December 31, 2001, and accordingly no value in excess of the exercise price has been attributed to these options.

Directors' Compensation

Directors do not receive any fees or other cash compensation for serving on our board of directors or any committee thereof. Directors who are not employees of MicroStrategy or any subsidiary ("Outside Directors") are entitled to receive options to purchase shares of class A common stock.

In 2001, options for 515,000 shares of class A common stock were granted to Outside Directors under our Amended and Restated 1999 Stock Option Plan ("1999 Stock Option Plan"). Pursuant to this plan, (i) each Outside Director is granted an option to purchase 100,000 shares of class A common stock upon his or her initial election or appointment to the board of directors ("First Options") and
(ii) each Outside Director is granted an option to purchase 30,000 shares of class A common stock on the day immediately following each annual meeting of stockholders ("Subsequent Options"). Each option granted to an Outside Director under the 1999 Stock Option Plan has an exercise price equal to the last reported sale price of the class A common stock as reported on the Nasdaq National Market for the most recent trading day prior to the date of grant. First Options granted under the 1999

Stock Option Plan become exercisable in equal annual installments over a five-year period and Subsequent Options are exercisable in full upon grant. In the event of a merger of MicroStrategy with or into another corporation or another qualifying acquisition event, each option will be assumed or an equivalent option will be substituted by the successor corporation. If the successor corporation does not assume outstanding options or such options are not otherwise exchanged, the exercisability of all outstanding options will accelerate.

Employment Agreements

Our employees, including our executive officers, are generally required to enter into confidentiality agreements prohibiting the employees from disclosing any of our confidential or proprietary information. In addition, the agreements generally provide that upon termination, an employee will not provide competitive products or services and will not solicit our customers and employees for a period of one year. At the time of commencement of employment, our employees also generally sign offer letters specifying certain basic terms and conditions of employment. Otherwise, our employees are generally not subject to written employment agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock, as of January 31, 2002 unless otherwise indicated, by (i) each person who is known by us to beneficially own more than 5% of any class of our common stock, (ii) each director or nominee for director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

                                                                                                     Percentage of
                                                                           Number of Shares             Shares
                          Beneficial Owner(1)                            Benefically Owned(2)(3)    Outstanding(3)(4)
                          ------------------                             ----------------------    -----------------
Michael J. Saylor (5) ...............................................           38,670,476               41.8
Sanju K. Bansal (6) .................................................            8,374,495                9.1
Eric F. Brown (7) ...................................................              200,000                *
Jonathan F. Klein (8) ...............................................              115,045                *
Jeffrey A. Bedell (9) ...............................................              177,752                *
Eduardo S. Sanchez (10) .............................................              971,645                1.0
F. David Fowler (11) ................................................               30,000                *
Jonathan J. Ledecky (12) ............................................              106,000                *
Jay H. Nussbaum (13) ................................................                    0                *
Stuart B. Ross (14) .................................................               30,000                *
John W. Sidgmore (15) ...............................................               83,000                *
Ralph S. Terkowitz (16) .............................................              106,000                *
Angelo, Gordon & Co., L.P. (17) .....................................            2,991,292                3.2
Citadel Limited Partnership (18) ....................................            4,661,461                4.9
HFTP Investment, L.L.C. (19) ........................................            2,532,336                2.7
Weiss, Peck & Greer L.L.C. (20) .....................................            3,680,700                4.0
All directors and executive officers as a group (12 persons) (21) ...           48,864,413               52.3

----------

*    Less than 1%
(1) Each person named in the table above (except as otherwise indicated in the footnotes below) has an address in care of MicroStrategy Incorporated, 1861 International Drive, McLean, Virginia 22102.
(2) The shares of the Company listed in this table include shares of class A common stock and class B common stock, as set forth in the footnotes to this table.
(3) The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after January 31, 2002 and any shares that are currently issuable upon conversion of convertible securities or are issuable upon conversion of convertible securities within 60 days after January 31, 2002. Any reference below to shares subject to outstanding stock options or issuable upon conversion of convertible securities held by the person in question refers only to such stock options or convertible securities. Under the certificate of designations for each series of our preferred stock, no stockholder of such may convert such preferred stock into shares of class A common stock to the extent such conversion would cause such stockholder, together with its affiliates, to have acquired a number of shares of class A common stock during the 60-day period ending on the date of conversion which, when added to the number of shares of class A common stock held at the beginning of such 60-day period, would exceed 9.99% of our then outstanding class A common stock, excluding for purposes of such determination shares of class A common stock issuable upon conversion of the preferred shares which have not been converted. The number of shares beneficially owned and the percentage of shares outstanding reflect this limitation.
(4) Percentages in the table have been calculated based on the aggregate number of shares of class A common stock and class B common stock outstanding or deemed outstanding as of January 31, 2002. As of January 31, 2002, 44,350,997 shares of class A common stock and 48,183,868 shares of class B common stock were outstanding. In addition, for the purpose of calculating each person's percentage of shares outstanding, any shares of common stock
     (i) subject to outstanding stock options held by such person exercisable within 60 days after January 31, 2002, or (ii) issuable upon conversion of preferred stock held by such person within 60 days after January 31, 2002, are deemed outstanding.
(5) Mr. Saylor's holdings of common stock consist of 37,881,556 shares of class B common stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC, 400,000 shares of class B common stock held in trust (approximately 79.5% of the class B common stock outstanding), 76,320 shares of class A common stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC and 312,600 shares of class A common stock held beneficially by Mr. Saylor in a foundation (an aggregate of approximately 0.9% of the class A common stock outstanding).
(6) Mr. Bansal's holdings of common stock consist of 7,390,873 shares of class B common stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 383,046 shares of class B common stock held in trust, 23,576 shares of class B common stock held in his own name (approximately 16.2% of the class B common stock outstanding), 19,000 shares of class A common stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 500,000 shares of class A common stock held in trust and 58,000 shares of class A common stock held beneficially by Mr. Bansal in a foundation (an aggregate of approximately 1.3% of the class A common stock outstanding).
(7) Mr. Brown's holdings of common stock consist of options exercisable within 60 days after January 31, 2002 for 200,000 shares of class A common stock.
(8) Mr. Klein's holdings of common stock consist of 42,646 shares of class A common stock and options exercisable within 60 days after January 31, 2002 for 72,399 shares of class A common stock.
(9) Mr. Bedell's holdings of common stock consist of 80,966 shares of class A common stock and options exercisable within 60 days after January 31, 2002 for 96,786 shares of class A common stock.
(10) Mr. Sanchez's holdings of common stock consist of 18,429 shares of class A common stock (approximately 0.6% of the class A common stock outstanding), 724,816 shares of class B common stock (approximately 1.5% of the class B common stock outstanding) and options exercisable within 60 days after January 31, 2002 for 228,400 shares of class A common stock.
(11) Mr. Fowler's holdings of common stock consist of options exercisable within 60 days after January 31, 2002 for 30,000 shares of class A common stock.
(12) Mr. Ledecky's holdings of common stock consist of 2,000 shares of class A common stock and options exercisable within 60 days after January 31, 2002 for 104,000 shares of class A common stock.
(13) Mr. Nussbaum was elected as a director on January 21, 2002.
(14) Mr. Ross's holdings of common stock consist of options exercisable within 60 days after January 31, 2002 for 30,000 shares of class A common stock.
(15) Mr. Sidgmore's holdings of common stock consist of options exercisable within 60 days after January 31, 2002 for 83,000 shares of class A common stock.
(16) Mr. Terkowitz's holdings of common stock consist of 2,000 shares of class A common stock held beneficially by Mr. Terkowitz in trust and options exercisable within 60 days after January 31, 2002 for 104,000 shares of class A common stock.

(17) Angelo, Gordon & Co., L.P. is a general partner of Leonardo, L.P. and consequently has voting control and investment discretion over securities held by Leonardo, L.P. Angelo Gordon disclaims beneficial ownership of the shares held by Leonardo, L.P. Mr. John M. Angelo, the chief executive officer of Angelo Gordon, and Mr. Michael L. Gordon, the chief operating officer of Angelo Gordon, are the sole general partners of AG Partners, L.P., the sole general partner of Angelo Gordon. As a result, Mr. Angelo and Mr. Gordon may be considered beneficial owners of any shares deemed to be beneficially owned by Angelo Gordon. Leonardo, L.P. is not a registered broker-dealer. Leonardo, L.P., however, is under common control with, and therefore an affiliate of, a registered broker-dealer. The shares beneficially held by such entities and individual consist of 1,355,863 shares of class A common stock, 954,000 shares of class A common stock immediately acquirable upon conversion of 1,192.5 shares of series B convertible preferred stock and 681,429 shares of class A common stock immediately acquirable upon conversion of 1,192.5 shares of series C convertible preferred stock (an aggregate of approximately 6.5% of the class A common stock outstanding as of January 31, 2002). The address of Leonardo, L.P., Angelo Gordon and Messrs. Angelo and Gordon is 245 Park Avenue, 26th Floor, New York, New York 10167.
(18) Information regarding the number of shares of common stock beneficially owned by Citadel Limited Partnership includes shares beneficially owned by affiliates GLB Partners, L.P., Citadel Investment Group, L.L.C., Kenneth Griffin, Wellington Partners Limited Partnership, Wingate Capital Ltd., Kensington Global Strategies Fund, Ltd., Fisher Capital Ltd., Citadel Trading Group, L.L.C. and Aragon Investments, Ltd., and is based on the most recent Schedule 13G of such entities and individual received by us, which reported such ownership as of December 31, 2001. The shares beneficially held by such entities and individual consist of 1,192,260 shares of class A common stock, 567,001 shares of class A common stock immediately acquirable upon conversion of 1,590 shares of series B convertible preferred stock and 2,902,200 shares of class A common stock immediately acquirable upon conversion of 1,451.1 shares of series D convertible preferred stock (an aggregate of approximately 9.9% of the class A common stock outstanding as of December 31, 2001). The address of Citadel Investment Group, L.L.C. is 225 W. Washington, 9th Floor, Chicago, Illinois 60606.
(19) Information regarding the number of shares of common stock beneficially owned by HFTP Investment, L.L.C. includes shares beneficially owned by affiliates of Promethean Asset Management, L.L.C., James F. O'Brien, Jr., Promethean Investment Group, L.L.C., HFTP Managers LLC, Heracles Fund, Promethean Managers LLC, Themis Managers LLC and Themis Partners, L.P., and is based on the most recent Schedule 13G of such entities and individual received by us, which reported such ownership as of December 31, 2001. The shares beneficially held by such entities and individual consist of 2,108,336 shares of class A common stock immediately acquirable upon conversion of 650 shares of series A convertible preferred stock and 424,000 shares of class A common stock immediately acquirable upon conversion of 530 shares of series B convertible preferred stock (an aggregate of approximately 5.5% of the class A common stock outstanding as of December 31, 2001). The address of HFTP Investment, L.L.C. is 750 Lexington Avenue, 22nd Floor, New York, New York 10022.
(20) Information regarding the number of shares of common stock beneficially owned by Weiss, Peck & Greer L.L.C. is based on the most recent Schedule 13G of such entity received by us, which reported such ownership as of December 31, 2001. All shares beneficially held by Weiss, Peck & Greer L.L.C. consist of class A common stock (approximately 8.5% of the class A common stock outstanding as of December 31, 2001) held by Weiss, Peck & Greer L.L.C. in discretionary accounts for certain clients. Weiss, Peck & Greer L.L.C. expressly disclaims beneficial ownership of such shares. The address of Weiss, Peck & Greer L.L.C. is One New York Plaza, New York, New York 10004.
(21) Shares held by the directors and executive officers as a group include options to purchase 948,585 shares of class A common stock that are exercisable within 60 days after January 31, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 30, 1999, we entered into a business alliance agreement with Wheelhouse Corporation, a company for which Frank A. Ingari (a former director of MicroStrategy who resigned on October 25, 2001) is a founding stockholder and chairman of the board of directors. Pursuant to the agreement, Wheelhouse acquired certain development software and training technology from us and received the right to offer our products in the marketplace as a sales agent. In addition, Wheelhouse is entitled to a finders fee of 1.5% of the license fees paid to us by any company referred to us by Wheelhouse. From January 1, 2001 through March 1, 2002, we recognized $50,000 of revenue attributable to Wheelhouse, relating to license and support fees and education services in connection with the development software acquired from us under the agreement and have collected $25,000 from Wheelhouse related to these fees and services during the same period. Also, from January 1, 2001 through March 1, 2002, we paid $103,000 to Wheelhouse for consulting services which were unrelated to the business alliance agreement.

On December 1, 2000, we entered into a series of agreements with CVent, Inc., a company in which Sanju K. Bansal, our vice chairman, executive vice president and chief operating officer, holds an equity interest of approximately 10% and is a member of the board of directors. Under these agreements, we provide software licenses, consulting services and maintenance services to CVent. In exchange, we received (i) a 3% equity interest in CVent on the date of the agreement and are entitled to an additional 2% equity interest as of the first anniversary of the agreement and (ii) the right to receive payments for services provided by us under the agreements. From January 1, 2001 through March 1, 2002, we billed CVent $145,000 for such services and recognized $70,000 in product maintenance revenues and, as of March 1, 2002, we had a deferred revenue balance of $96,000. From January 1, 2001 through March 1, 2002, we received aggregate payments of $237,000 from CVent in connection with such services, some of which were attributed to services rendered during 2000. Also under these agreements, CVent provides licenses to us, for which we paid CVent approximately $75,000 from January 1, 2001 through March 1, 2002.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:

      1.   Consolidated Financial Statements

                                                                        Page
                                                                        ----
           Report of Independent Accountants ..........................  59
           Consolidated Financial Statements:
                 Balance Sheets .......................................  60
                 Statements of Operations .............................  62
                 Statements of Stockholders' Equity (Deficit) .........  63
                 Statements of Cash Flows .............................  65
           Notes to Consolidated Financial Statements .................  68

      2.   Consolidated Financial Statement Schedule

           Schedule II--Valuation and Qualifying Account .............. 100

      3.   Exhibits ................................................... 101

(b)   Reports on Form 8-K

On October 1, 2001, the Company filed a Current Report on Form 8-K dated September 28, 2001 to report that it had adopted a plan to effect a reduction in its workforce as part of ongoing measures to better align operating expenses with revenues and further focus on its core business intelligence software business.

On October 15, 2001, the Company filed a Current Report on Form 8-K dated October 11, 2001 to furnish corrective and clarifying information regarding certain information about its current cash position and expectations with respect to financial performance in 2002 provided in an online seminar for certain customers, analysts and others held on October 11, 2001.

On November 1, 2001, the Company filed a Current Report on Form 8-K dated October 30, 2001 to report that it had issued a press release announcing its financial results for the quarter ended September 30, 2001, and providing additional outlook and financial guidance information.

(c)   Exhibits

      We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

(d)   Financial Statement Schedule

      The following financial statement schedule is filed herewith:

      Schedule II--Valuation and Qualifying Account

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
MicroStrategy Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 58 present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                /s/  PricewaterhouseCoopers LLP

                                                PricewaterhouseCoopers LLP

McLean, Virginia
January 25, 2002

                           MICROSTRATEGY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                          December 31,
                                                                                 -------------------------------
                                                                                     2001                2000
                                                                                 -------------     -------------
Assets
   Current assets:
       Cash and cash equivalents                                                  $ 38,409            $ 33,203
       Restricted cash                                                                 439              25,884
       Short-term investments                                                          904               1,085
       Accounts receivable, net                                                     22,281              47,921
       Prepaid expenses and other current assets                                     5,902               9,249
       Net assets of discontinued operations                                            --              24,615
                                                                                 -------------     -------------
           Total current assets                                                     67,935             141,957
                                                                                 -------------     -------------
   Property and equipment, net                                                      26,506              39,425
   Long-term investments                                                                --               5,271
   Goodwill and intangible assets, net                                               5,402              34,300
   Deposits and other assets                                                         3,789               1,993
   Net assets of discontinued operations                                                --              18,048
                                                                                 -------------     -------------
           Total assets                                                           $103,632            $240,994
                                                                                 =============     =============

Liabilities and Stockholders' Equity (Deficit)
   Current liabilities:
       Accounts payable and accrued expenses                                      $ 18,935            $ 30,968
       Accrued compensation and employee benefits                                   13,654              24,155
       Accrued interest and preferred dividends                                      7,351                 599
       Accrued restructuring costs                                                   7,422                  --
       Deferred revenue and advance payments                                        20,987              42,224
       Contingency from terminated contract                                         17,074                  --
       Working capital line of credit                                                1,212                  --
       Net liabilities of discontinued operations                                    4,479                  --
                                                                                 -------------     -------------
           Total current liabilities                                                91,114              97,946
                                                                                 -------------     -------------
   Deferred revenue and advance payments                                             5,431              26,083
   Accrued litigation settlement                                                    68,637              99,484
   Other long-term liabilities                                                       3,536               2,904
   Accrued restructuring costs                                                       4,271                  --
                                                                                 -------------     -------------
           Total liabilities                                                       172,989             226,417
                                                                                 -------------     -------------
   Commitments and contingencies (Note 12)
   Series A redeemable convertible preferred stock, par value $0.001 per share,
       18 shares authorized, 1 and 13 shares issued and
       outstanding, respectively                                                     6,385             119,585
   Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
       outstanding, respectively                                                    32,343                  --
   Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 0 shares issued and
       outstanding, respectively                                                    25,937                  --
   Series D convertible preferred stock, par value $0.001 per share,
       2 shares authorized, 1 and 0 shares issued and outstanding,
       respectively                                                                  3,985                  --

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Continued)

                                                                                          December 31,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                  -------------   -----------
Redeemable convertible preferred stock of discontinued operations par value
 $0.001 per share, 47,884 shares authorized,
 0 and 13,401 shares issued and outstanding, respectively                                  --        40,530

Stockholders' Equity (Deficit):
 Preferred stock undesignated, par value $0.001 per share, 4,973 shares authorized, no shares issued or outstanding
 Class A common stock, par value $0.001 per share, 330,000 shares authorized, 43,689 and 28,736 shares issued and outstanding,
  respectively                                                                             44            29
 Class B common stock, par value $0.001 per share, 165,000 shares authorized, 48,233 and 52,033 shares issued and outstanding,
  respectively                                                                             48            52
 Additional paid-in capital                                                           239,580       152,821
  Deferred compensation                                                                   (99)         (624)
 Accumulated other comprehensive income                                                 2,547         1,443
 Accumulated deficit                                                                 (380,127)     (299,259)
                                                                                    ----------    ----------
 Total stockholders' equity (deficit)                                                (138,007)     (145,538)
                                                                                    ----------    ----------
 Total liabilities, convertible preferred stock and stockholders'
     equity (deficit)                                                               $ 103,632     $ 240,994
                                                                                    ==========    ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           Years ended December 31,
                                                                  --------------------------------------------
                                                                     2001             2000            1999
                                                                  ---------        ----------        ---------
Revenues:
  Product licenses                                                 $ 72,781        $  100,582        $  85,797
  Product support and other services                                107,635           114,679           65,461
                                                                   --------        ----------        ---------
      Total revenues                                                180,416           215,261          151,258
                                                                   --------        ----------        ---------
Cost of revenues:
  Product licenses                                                    4,170             2,600            2,597
  Product support and other services                                 41,473            74,961           34,436
                                                                   --------        ----------        ---------
      Total cost of revenues                                         45,643            77,561           37,033
                                                                   --------        ----------        ---------
Gross profit                                                        134,773           137,700          114,225
                                                                   --------        ----------        ---------
Operating expenses:
  Sales and marketing                                                74,792           137,534           88,733
  Research and development                                           32,819            43,890           24,225
  General and administrative                                         37,168            47,082           23,342
  Restructuring and impairment charges                               39,463             9,367                -
  Amortization of goodwill and intangible assets                     17,251            17,667              422
  In-process research and development                                     -                 -            2,800
                                                                   --------        ----------        ---------
      Total operating expenses                                      201,493           255,540          139,522
                                                                   --------        ----------        ---------
Loss from operations                                                (66,720)         (117,840)         (25,297)
Financing and other income (expense):
  Interest income                                                     2,171             3,158            2,174
  Interest expense                                                   (5,401)              (37)            (144)
  Loss on investments                                                (3,603)           (9,365)               -
  Reduction in (provision for) estimated cost of
   litigation settlement                                             30,098           (89,729)               -
  Other (expense) income, net                                        (2,139)               96                6
                                                                   --------        ----------        ---------
      Total financing and other income (expense)                     21,126           (95,877)           2,036
                                                                   --------        ----------        ---------
Loss from continuing operations before income taxes                 (45,594)         (213,717)         (23,261)
  Provision for income taxes                                          2,460             1,400            1,246
                                                                   --------        ----------        ---------
Net loss from continuing operations                                 (48,054)         (215,117)         (24,507)
                                                                   --------        ----------        ---------
Discontinued operations:
  Loss from discontinued operations                                 (30,739)          (46,189)          (9,236)
  Loss from abandonment                                              (2,075)                -                -
                                                                   --------        ----------        ---------
      Loss from discontinued operations                             (32,814)          (46,189)          (9,236)
                                                                   --------        ----------        ---------
Net loss                                                            (80,868)         (261,306)         (33,743)
                                                                   --------        ----------        ---------
  Dividends on and accretion of series A, B, C, D and E
      convertible preferred stock                                   (10,353)           (4,687)               -
  Net gain on refinancing of series A redeemable convertible
      preferred stock                                                29,370                 -                -
  Gain on early redemption of redeemable convertible
      preferred stock of discontinued operations (Note 15)           44,923                 -                -
  Series A preferred stock beneficial conversion feature                  -           (19,375)               -
                                                                   --------        -----------       ---------
Net loss attributable to common stockholders                       $(16,928)       $ (285,368)       $ (33,743)
                                                                   ========        ==========        =========
Basic and diluted earnings (loss) per share:
  Continuing operations                                            $  (0.34)       $    (3.00)       $   (0.32)
  Discontinued operations                                          $   0.14        $    (0.58)       $   (0.12)
                                                                   --------        ----------        ---------
  Net loss attributable to common stockholders                     $  (0.20)       $    (3.58)       $   (0.44)
                                                                   ========        ==========        =========
  Weighted average shares outstanding used in computing basic
      and diluted earnings (loss) per share                          86,587            79,779           77,028
                                                                   ========        ==========        =========

   The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                            Class A               Class B
                                                          Common Stock          Common Stock         Treasury Stock      Additional
                                                     --------------------- ---------------------  ---------------------   Paid-in
                                                       Shares     Amount     Shares     Amount      Shares     Amount     Capital
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Balance at December 31, 1998                          10,104    $     11    61,266     $   61           -     $     -   $   42,183
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Net loss                                                   -           -         -          -           -           -            -
Change in unrealized gain (loss) on investments,
    net of applicable taxes                                -           -         -          -           -           -            -
Foreign currency translation adjustment                    -           -         -          -           -           -            -
Comprehensive loss                                         -           -         -          -           -           -            -
Issuance of class A common stock in connection
    with offering, net of offering costs               3,170           3         -          -           -           -       40,046
Conversion of class B to class A common stock          5,399           5    (5,399)        (5)          -           -            -
Issuance of class A common stock under stock
    option and purchase plans                          3,145           3         -          -           -           -        7,018
Issuance of class A common stock related to
    purchase of NCR's Teracube assets                    566           -         -          -           -           -       49,557
Issuance of class A common stock warrants                  -           -         -          -           -           -          139
Amortization of deferred stock compensation                -           -         -          -           -           -            -
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Balance at December 31, 1999                          22,384    $     22    55,867     $   56           -     $     -   $  138,943
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Net loss                                                   -           -         -          -           -           -            -
Change in unrealized gain (loss) on investments,
    net of applicable taxes                                -           -         -          -           -           -            -
Foreign currency translation adjustment                    -           -         -          -           -           -            -
Comprehensive loss                                         -           -         -          -           -           -            -
Conversion of class B to class A common stock          3,834           4    (3,834)        (4)          -           -            -
Issuance of class A common stock under stock
    option and purchase plans                          2,102           2         -          -           -           -        8,392
Issuance of class A common stock in connection
    with agreement with software integrator               57           -         -          -           -           -        1,600
Capital contribution related to stockholder stock
    grant                                                  -           -         -          -           -           -        3,003
Acceleration of vesting provisions on stock
    options                                                -           -         -          -           -           -        1,483
Allocation of investment proceeds to series A
    preferred stock beneficial conversion feature          -           -         -          -           -           -       19,375
Deemed dividend for series A preferred stock
    beneficial conversion feature                          -           -         -          -           -           -      (19,375)
Preferred stock dividends                                  -           -         -          -           -           -       (4,687)
Payment of preferred stock dividends in shares of
    class A common stock                                 359           1         -          -           -           -        4,087
Amortization of deferred stock compensation                -           -         -          -           -           -            -
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Balance at December 31, 2000                          28,736    $     29    52,033     $   52           -           -   $  152,821
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Net loss                                                   -           -         -          -           -           -            -
Change in unrealized gain (loss) on investments,
    net of applicable taxes                                -           -         -          -           -           -            -
Foreign currency translation adjustment                    -           -         -          -           -           -            -
Comprehensive loss                                         -           -         -          -           -           -            -
Conversion of class B to class A common stock          3,800           4    (3,800)        (4)          -           -            -
Issuance of class A common stock under stock
    option and purchase plans                          1,439           1         -          -           -           -        4,223
Issuance of class A common stock in connection
    with agreement with software integrator              260           -         -          -           -           -          603
Preferred stock dividends                                  -           -         -          -           -           -       (8,581)
Payment of preferred stock dividends in shares
    of class A common stock                            2,062           2         -          -           -           -        5,321
Issuance of class A common stock in exchange
    for redeemable convertible preferred stock of
    discontinued operations                            3,500           4         -          -           -           -        8,711
Gain on early redemption of redeemable
    convertible preferred stock of discontinued
    operations                                             -           -         -          -           -           -       44,923
Contribution of shares from officers                       -           -         -          -       1,684      (4,377)       4,317
Cancellation of treasury stock                        (1,684)         (2)        -          -      (1,684)      4,377       (4,375)
Issuance of class A common stock in connection
    with refinancing of series A preferred stock       5,226           5         -          -           -           -       18,652
Gain of refinancing of series A preferred stock            -           -         -          -           -           -       29,370
Redemption of pro-rata portion of beneficial
    conversion feature                                     -           -         -          -           -           -      (18,375)
Series D beneficial conversion feature                     -           -         -          -           -           -        3,764
Conversion of series D preferred stock to class A
    common stock                                         350           1         -          -           -           -          477
Gain on series E preferred stock redemption                -           -         -          -           -           -           30
Accretion of redeemable convertible preferred
    stock                                                  -           -         -          -           -           -       (1,802)
Deferred compensation adjustment for terminated
    employees                                              -           -         -          -           -           -         (499)
Amortization of deferred stock compensation                -           -         -          -           -           -            -
                                                     ---------  ---------- ----------  ---------  ----------  --------- ------------
Balance at December 31, 2001                          43,689    $     44    48,233     $   48           -     $     -   $  239,580
                                                     =========  ========== ==========  =========  ==========  ========= ============

   The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                           MICROSTRATEGY INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
                                   (Continued)

                                                           Accumulated Other
                                                             Comprehensive
                                                             Income (Loss)
                                                     -------------------------------
                                                        Unrealized       Foreign
                                                       Gain (Loss)       Currency
                                                      on Short-term     Translation    Accumulated        Deferred
                                                       Investments      Adjustment       Deficit        Compensation        Total
                                                     --------------   --------------  ---------------  ---------------   -----------
Balance at December 31, 1998                         $           -    $         894   $       (4,210)  $       (1,164)   $   37,775
                                                     --------------   --------------  ---------------  ---------------   -----------
Net loss                                                         -                -          (33,743)               -       (33,743)
Change in unrealized gain (loss)
    on investments, net of applicable taxes                  1,367                -                -                -         1,367
Foreign currency translation adjustment                          -             (618)               -                -          (618)
                                                                                                                         ----------
Comprehensive loss                                               -                -                -                -       (32,994)
Issuance of class A common stock in
    connection with offering, net of
    offering costs                                               -                -                -                -        40,049
Conversion of class B to class A common stock                    -                -                -                -             -
Issuance of class A common stock under stock
    option and purchase plans                                    -                -                -                -         7,021
Issuance of class A common stock related to
    purchase of NCR's Teracube assets                            -                -                -                -        49,557
Issuance of class A common stock warrants                        -                -                -                -           139
Amortization of deferred stock compensation                      -                -                -              269           269
                                                     --------------   --------------  ---------------  ---------------   -----------
Balance at December 31, 1999                         $       1,367    $         276   $      (37,953)  $         (895)   $  101,816
                                                     --------------   --------------  ---------------  ---------------   -----------
Net loss                                                         -                -         (261,306)               -      (261,306)
Change in unrealized gain (loss) on investments,
    net of applicable taxes                                 (1,400)               -                -                -        (1,400)
Foreign currency translation adjustment                          -            1,200                -                -         1,200
                                                                                                                         -----------
Comprehensive loss                                               -                -                -                -      (261,506)
Conversion of class B to class A common stock                    -                -                -                -             -
Issuance of class A common stock under stock
    option and purchase plans                                    -                -                -                -         8,394
Issuance of class A common stock in connection
    with agreement with software integrator                      -                -                -                -         1,600
Capital contribution related to stockholder
    stock grant                                                  -                -                -                -         3,003
Acceleration of vesting provisions on stock
    options                                                      -                -                -                -         1,483
Allocation of investment proceeds to series A
    preferred stock beneficial conversion feature                -                -                -                -        19,375
Deemed dividend for series A preferred stock
    beneficial conversion feature                                -                -                -                -       (19,375)
Preferred stock dividends                                        -                -                -                -        (4,687)
Payment of preferred stock dividends in shares of
    class A common stock                                         -                -                -                -         4,088
Amortization of deferred stock compensation                      -                -                -              271           271
                                                     --------------   --------------  ---------------  ---------------   -----------
Balance at December 31, 2000                         $         (33)   $       1,476   $     (299,259)  $         (624)   $ (145,538)
                                                     --------------   --------------  ---------------  ---------------   -----------
Net loss                                                         -                -          (80,868)               -       (80,868)
Change in unrealized gain (loss) on investments,
    net of applicable taxes                                    111                -                -                -           111
Foreign currency translation adjustment                          -              993                -                -           993
                                                                                                                         -----------
Comprehensive loss                                               -                -                -                -       (79,764)
Conversion of class B to class A common stock                    -                -                -                -             -
Issuance of class A common stock under stock
    option and purchase plans                                    -                -                -                -         4,224
Issuance of class A common stock in connection
    with agreement with software integrator                      -                -                -                -           603
Preferred stock dividends                                        -                -                -                -        (8,581)
Payment of preferred stock dividends in shares
    of class A common stock                                      -                -                -                -         5,323
Issuance of class A common stock in exchange for
    redeemable convertible preferred stock of
    discontinued operations                                      -                -                -                -         8,715
Gain on early redemption of redeemable convertible
    preferred stock of discontinued operations                   -                -                -                -        44,923
Contribution of shares from officers                             -                -                -                -           (60)
Cancellation of treasury stock                                   -                -                -                -             -
Issuance of class A common stock in connection with
    refinancing of series A preferred stock                      -                -                -                -        18,657
Gain of refinancing of series A preferred stock                  -                -                -                -        29,370
Redemption of pro-rata portion of beneficial
    conversion feature                                           -                -                -                -       (18,375)
Series D beneficial conversion feature                           -                -                -                -         3,764
Conversion of series D preferred stock to class A
    common stock                                                 -                -                -                -           478
Gain on series E preferred stock redemption                      -                -                -                -            30
Accretion of redeemable convertible preferred stock              -                -                -                -        (1,802)
Deferred compensation adjustment for
    terminated employees                                         -                -                -              387          (112)
Amortization of deferred stock compensation                      -                -                -              138           138
                                                     --------------   --------------  ---------------  ---------------   -----------
Balance at December 31, 2001                         $          78    $       2,469   $     (380,127)  $          (99)   $ (138,007)
                                                     ==============   ==============  ===============  ===============   ===========




        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                  Years ended December 31,
                                                                                           --------------------------------------
                                                                                              2001          2000          1999
                                                                                           -----------   -----------   ----------
Operating activities:
   Net loss from continuing operations                                                     $  (48,054)    $ (215,117)  $  (24,507)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            29,560         29,622        6,839
      Bad debt expense                                                                          4,014         10,129        1,877
      Acquired in-process research and development                                                  -              -        2,800
      Net realized loss on sale and write-down of short-term investments                        3,603          9,365            -
      Non-cash portion of restructuring and impairment charges                                 18,581          4,815            -
     (Decrease) increase in estimated cost of litigation settlement                           (30,098)        99,484            -
      Non-cash charges and fees on Credit Facility                                                637              -            -
      Other, net                                                                                  718            271          269
   Changes in operating assets and liabilities:
      Accounts receivable                                                                      21,654        (19,257)     (14,598)
      Prepaid expenses and other current assets                                                 4,074          6,436      (10,318)
      Deposits and other assets                                                                (1,628)          (667)      (1,054)
      Accounts payable and accrued expenses, compensation and employee benefits,
         interest and preferred dividends                                                     (18,180)        27,346        9,784
      Accrued restructuring costs                                                              11,693              -            -
      Deferred revenue and advance payments, net of reclass on contingency from
         terminated contract                                                                  (24,707)       (15,891)      36,720
      Other long-term liabilities                                                                 632          2,904            -
                                                                                           ----------     ----------   ----------
         Net cash (used in) provided by operating activities                                  (27,501)       (60,560)       7,812
                                                                                           ----------     ----------   ----------
Investing activities:
   Purchases of property and equipment                                                         (1,884)       (28,714)     (14,610)
   Purchases of intangible assets                                                                   -         (3,168)           -
   Purchases of short-term investments                                                         (1,940)        (1,496)     (24,491)
   Purchases of long-term investments                                                               -         (5,021)           -
   Maturities of short-term investments                                                         1,935          5,500        5,000
   Proceeds from sales of short-term investments                                                2,800         39,763            -
   Decrease (increase) in restricted cash                                                      25,445        (25,884)           -
                                                                                           ----------     ----------   ----------
         Net cash provided by (used in) investing activities                                   26,356        (19,020)     (34,101)
                                                                                           ----------     ----------   ----------

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)


                                                                                            Years ended December 31,
                                                                                    ---------------------------------------
                                                                                        2001          2000          1999
                                                                                    ----------     ----------    ----------
Financing activities:
 Proceeds from sale of class A common stock and exercise of stock options, net
   of offering costs                                                                     4,224          8,394        47,197
 Proceeds from issuance of series A redeemable convertible preferred stock, net
   of offering costs                                                                         -        119,585             -
 Proceeds from term loan in connection with the New Credit Facility                     10,000              -             -
 Cash repayment of term loan                                                           (10,000)             -             -
 Net cash advances under the Modified Credit Facility                                      866              -             -
 Debt issuance costs                                                                      (765)             -             -
 Redemption of series A redeemable convertible preferred stock, including
   offering costs of $513                                                              (13,013)             -             -
 Redemption of series E redeemable convertible preferred stock                          (6,770)             -             -
 Cash dividends for series E redeemable convertible preferred stockholders                (192)             -             -
 Payment of dividend notes payable                                                           -              -        (5,000)
                                                                                    ----------     ----------    ----------
   Net cash (used in) provided by financing activities                                 (15,650)       127,979        42,197
   Effect of foreign exchange rate changes on cash and cash equivalents                   (634)          (520)         (612)
                                                                                    ----------     ----------    ----------
Net (decrease) increase in cash and cash equivalents from continuing operations        (17,429)        47,879        15,296
Net cash received from (advanced to) discontinued operations                            22,635        (40,617)      (16,846)
                                                                                    ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents                                     5,206          7,262        (1,550)
Cash and cash equivalents, beginning of period                                          33,203         25,941        27,491
                                                                                    ----------     ----------    ----------
Cash and cash equivalents, end of period                                             $  38,409      $  33,203     $  25,941
                                                                                    ==========     ==========    ==========

Supplemental disclosure of noncash investing and financing activities:
 Stock received in exchange for products and services                                $   1,153      $  13,058     $  21,546
                                                                                    ==========     ==========    ==========
 Public stock received in exchange for stock in private company                      $   2,017      $       -     $       -
                                                                                    ==========     ==========    ==========
 Issuance of class A common stock related to purchase of Teracube assets             $       -      $       -     $  49,557
                                                                                    ==========     ==========    ==========
 Issuance of class A common stock related to consulting services agreement           $     603      $   1,600     $       -
                                                                                    ==========     ==========    ==========
 Issuance of class A common stock warrants                                           $     414      $       -     $     139
                                                                                    ==========     ==========    ==========
 Payment of series A redeemable convertible preferred stock dividends through the
  issuance of class A common stock and series D convertible preferred stock          $   6,176      $   4,088     $       -
                                                                                    ==========     ==========    ==========
 Fair value of class A common stock and series B, series C, series D, and series
    E redeemable convertible preferred stock issued in connection with
    refinancing transaction                                                          $  90,385      $       -     $       -
                                                                                    ==========     ==========    ==========
 Carrying value of series A redeemable convertible preferred stock redeemed and
    exchanged in connection with refinancing transaction                             $(113,880)     $       -     $       -
                                                                                    ==========     ==========    ==========
 Conversion of series D redeemable convertible preferred stock through the
    issuance of class A common stock                                                 $     478      $       -     $       -
                                                                                    ==========     ==========    ==========
 Early redemption of redeemable convertible preferred stock of discontinued
    operations                                                                       $ (53,638)     $       -     $       -
                                                                                    ==========     ==========    ==========
 Issuance of class A common stock exchanged for redeemable convertible
    preferred stock of discontinued operations                                       $   8,715      $       -     $       -
                                                                                    ==========     ==========    ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)

                                                                              Years ended December 31,
                                                                      ------------------------------------
                                                                          2001         2000          1999
                                                                      ----------   ----------   ----------
Supplemental disclosure of cash flow information:
               Cash paid during the year for interest                  $     631    $      33    $      87
                                                                      ==========   ==========   ==========
               Cash paid during the year for income taxes              $   1,306    $     515    $   2,113
                                                                      ==========   ==========   ==========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy Incorporated (the "Company" or "MicroStrategy") is a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and answers needed to manage their business effectively. MicroStrategy software delivers this critical insight to workgroups, the enterprise and extranet communities via e-mail, web, wireless and voice communication channels. Businesses can use the Company's software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve their customer relationships.

The MicroStrategy software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users' business processes. The web architecture provides reporting, security, performance and standards that are critical for web deployment. Within intranets, MicroStrategy's products provide employees with information to enable them to make better, more cost-effective business decisions. In extranets, enterprises can use MicroStrategy 7 software to build stronger relationships by linking customers and suppliers via the Internet. The Company also offers a comprehensive set of consulting, education and technical support services for its customers and partners.

The Company has incurred substantial losses for each of the three years in the period ended December 31, 2001. For the year ended December 31, 2001, the Company incurred a loss from operations of $66.7 million and negative cash flows from operations of $27.5 million. As of December 31, 2001, the Company had an accumulated deficit of $380.1 million and a working capital deficit of $18.7 million. The Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, or other alternative financing sources for the Company. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if the Company does not achieve revenues at anticipated levels, it will need to take further actions to reduce costs in order to minimize its losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the modified credit facility entered into in June 2001 (Note 9) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through the end of 2002.


(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, investments, goodwill and intangible assets, income taxes, financing operations, restructuring and impairment charges, contingency from terminated contract, discontinued operations, and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis

                           MICROSTATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

(c) Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(d) Discontinued Operations

The historical consolidated financial statements of the Company have been reclassified to present its subsidiary, Strategy.com, as a discontinued operation for all periods presented (Note 4).

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include money market instruments and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations that do not meet the definition of cash equivalents.

(f) Investments

Investments are comprised of readily marketable equity securities, non-publicly traded equity securities, and debt securities with original maturities of more than three months when purchased. Where the original maturity of marketable debt securities is more than one year, the marketable debt securities are classified as short-term investments if the Company's intention is to convert them to cash within one year. Marketable debt securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Marketable equity securities are classified as either trading or available-for-sale. Held-to-maturity securities are those debt securities, which the Company has the ability and intent to hold until maturity. All other marketable securities not included in trading and held-to-maturity are classified as available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's marketable securities are available-for-sale as of December 31, 2001.

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

(g) Property and Equipment

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(h) Goodwill and Intangible Assets

Goodwill was acquired principally in connection with the purchase of the minority interest in the Company's foreign subsidiaries. Intangible assets consist of intangible assets acquired in connection with the purchase of the Teracube assets of NCR Corporation ("NCR"), trade names, customer lists, assembled work force, domain names and agreement with software integrator. Goodwill and intangible assets are amortized on the straight-line basis over their respective useful lives ranging from 1 to 20 years with an aggregate weighted average useful life of approximately three years. Goodwill and intangible assets, net of accumulated amortization, are $5.4 million and $34.3 million at December 31, 2001 and 2000, respectively. Accumulated amortization is $23.3 million and $18.2 million at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000, and 1999, respectively, the Company recorded amortization expense on goodwill and intangible assets of $17.3 million, $17.7 million, and $422,000. Additionally, during 2001, the Company recorded an impairment charge of $12.2 million for the write-down of its Teracube intangible asset (Note 3). During 2001, the Company capitalized an additional $603,000 as an intangible asset in connection with an installment payment made in conjunction with an asset purchase agreement with a software integrator that became due in 2001 as a result of activity in 2001 (Note 16).

(i) Impairment of Long-Lived Assets

The Company reviews long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001 and a periodic assessment of the carrying value of long-lived assets, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of $18.6 million during 2001 (Note 19).

(j) Software Development Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers, quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product has been completed. Capitalized costs are amortized over the estimated product life of two to three years, using the greater of the straight-line method or the ratio of current product revenues to the total of current period and projected future revenues. Capitalized software development costs, net of accumulated amortization, are $2.3 million and $1.3 million at December 31, 2001 and 2000, respectively, and are included in deposits and other assets in the accompanying consolidated balance sheets. Amortization expense related to software development costs was $641,000, $771,000 and $600,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and is included in cost of product license revenues. The Company capitalized software development costs of $1.6 million and $1.4 million during 2001 and 2000, respectively.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(k) Legal Costs

The Company accrues legal costs in the period in which expenses are incurred, except in the event of a loss contingency that is believed to be probable and can be reasonably estimated, whereby the Company accrues the legal costs estimated to be incurred through the expected settlement of the contingent matter. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to accrued legal costs.

(l) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for software development, consulting, education and maintenance. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include development and other customized services, which may also include subsequent hosting services, or other arrangements with future deliverables. Certain of these services significantly alter features or functionality of the software. Deferred revenue has been classified as either deferred product revenue or deferred product support and other services revenue based on the estimated fair value of the multiple elements of the arrangement. Non-current deferred revenue and advance payments are expected to be recognized as revenue in one to three years. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(m) Revenue Recognition

Product license revenue is derived from sales of software licenses. Product support and other services revenue consists of revenue derived from maintenance services, customer and partner education, consulting, and other services. The Company's revenue recognition policies are in accordance with SOP 97-2, "Software Revenue Recognition," as amended, which is the authoritative guidance for recognizing revenue on software transactions. In the case of software arrangements which require significant production, modification, or customization of software, the Company follows the guidance in SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance services, installation, training, or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. SOP 97-2 was amended in February 1998 by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000 and thereafter. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenue recognition policy is as follows:

Product license revenue: The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using the Company's objective evidence of the fair value of the elements represented by the Company's customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. When the software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of SOP 81-1, using the percentage of completion method. Under percentage of completion method accounting, both product license and consulting services revenue are recognized as work progresses based on cost inputs. Contracts accounted for under the percentage of completion method under SOP 81-1 represented approximately 7.8%, 10.9% and 1.0% of total revenues during the years ended December 31, 2001, 2000 and 1999, respectively. Expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. As of December 31, 2001, the Company has not incurred any losses on contracts in progress. If the arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever is earlier. If the software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or original equipment manufacturers ("OEM") who purchase our products for future resale or use and who are obligated for payment irrespective of delivery to end users is recognized upon delivery to the reseller or OEM provided all other revenue recognition criteria are met and otherwise is recognized upon delivery to the ultimate end users.

Product support and other services revenue: Maintenance revenue is derived from providing technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the contract, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

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

The Company has historically entered into a limited number of barter arrangements involving the exchange of both products and services. Such transactions were recorded at the estimated fair value of the products or services received or given where significant objective evidence of this value existed. In the absence of sufficient objective evidence of fair value, the acquired assets were recorded at the book value of the surrendered assets. The Company did not enter into any barter arrangements during 2001.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.4 million, $8.8 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, the Company had no prepaid advertising costs.

(o) Income Taxes

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

(p) Basic and Diluted Net Loss Per Share

The Company computes basic and diluted net loss per share in accordance with SFAS No. 128, "Earnings per Share" and Emerging Issues Task Force ("EITF") Topic D-72, "Effect of Contracts That May be Settled in Stock or Cash on the Computation of Diluted Earnings per Shares". Additionally, in accordance with EITF Topic D-95, "Effect of Participating Convertible Securities in the Computation of Basic Earnings Per Share," participating securities that are convertible into common stock must be included in the computation of basic loss per share, while outstanding, if their effect is dilutive. Because each series of our preferred stock has participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, each series of preferred stock is considered a participating convertible security and is therefore included in the computation of basic loss per share to the extent they are dilutive.

Basic net loss per share is determined by dividing the net loss applicable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing the net loss applicable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options and warrants are computed using the treasury stock method. Potential common shares also consist of common stock issuable upon the conversion of preferred stock. The Company's net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company's net loss per share calculation. Employee stock options and warrants of 2,966,640, 7,724,964, and 9,369,358 for the years ended December 31, 2001, 2000, and 1999, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Additionally, series A preferred stock, series B preferred stock, series C preferred stock, and series D preferred stock which were convertible into 17,141,683, 4,429,521, and 0 shares of class A common stock, have been excluded from the net loss per share calculation for the years ended December 31, 2001, 2000, and 1999, respectively, because their effect would be anti-dilutive. In determining the number of incremental shares that would have been included in the calculation if the Company had positive net income, the securities were converted using the share settlement method or the if-converted method, depending upon which method would yield a more dilutive result. The share settlement method assumes the securities are converted at the end of the period using a volume weighted average stock price based upon an option available to the Company to settle the securities in shares of common stock at maturity. The if-converted method assumes the securities are converted at the fixed conversion rate currently available to the holders of the securities. Net loss used in the computation of basic and diluted earnings (loss) per share of continuing operations was computed by adjusting the net loss from continuing operations for dividends on and accretion of preferred stock, net gain on refinancing of preferred stock, and preferred stock beneficial conversion feature. Net income (loss) used in the computation of earnings (loss) per share of discontinued operations was computed by adjusting the net loss from discontinued operations by gain on early redemption of preferred stock of discontinued operations.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(r) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. For the year ended December 31, 2001, no individual customer accounted for 10% or more of net accounts receivable. For the year ended December 31, 2000, one customer accounted for 10.8% of net accounts receivable.

(s) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, accounts receivable, accounts payable, and working capital line of credit approximate fair value. The fair market value for short-term and long-term marketable securities is based on quoted market prices where available. The series A, B, C, and D redeemable convertible preferred stock were recorded at their respective fair values when issued and the carrying value approximates fair value. The carrying value of long-term debt, common stock, and warrants to be issued in connection with the settlement of the class action litigation is based upon the fair value of the instruments to be issued. See factors for determining the fair value of these instruments discussed in Note 13.

(t) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issue to Employees," and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting under SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock options at the measurement date. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

(u) Comprehensive Income (Loss)

Other comprehensive income (loss) recorded by the Company is comprised of accumulated currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.

(v) Recent Accounting Standards

The Company adopted SFAS No. 133 as of January 1, 2001. During 2001, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Company expects that amortization of goodwill and intangible assets will not change substantially in connection with the adoption of this standard on January 1, 2002. Additionally, transitional impairments, if any, are not expected to be material; however, impairment reviews may result in future periodic write-downs.

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

(3) Acquisitions

In December 1999, the Company purchased the intellectual property and other tangible and intangible assets, including the assembled workforce relating to NCR's Teracube project in exchange for 566,372 shares of class A common stock, valued at $49.6 million, based on the price of the Company's stock on the closing date. The Company developed the Teracube assets in concert with its existing proprietary technology to create an offering for its business intelligence platform that allows non-MicroStrategy products to access the MicroStrategy platform. The Company's allocation of the $49.6 million purchase price was $2.8 million for in-process research and development and $46.8 million for tangible and intangible assets including core technology, computer equipment, and assembled workforce. The Company is amortizing the tangible and intangible assets over their estimated useful lives, ranging from one to three years.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In estimating the fair value of the in-process research and development projects acquired, the Company considered, among other factors, the stage of development of the Teracube research and development projects at the time of the acquisition and projected estimated cash flows from those projects when completed and the percentage of the final products cash flows that is attributed to core technology of the Company and that was already developed by NCR. Approximately 30% of the final products' estimated cash in-flows were attributed to the acquired Teracube technology. The Company used a discount rate of 35% when estimating the net present value of the acquired technology.

At the end of 1999, the Company estimated additional expenditures of approximately $900,000 to complete development; however, due to expansion of project scope, the Company incurred expenses of $1.6 million and $280,000 during 2000 and 2001, respectively, in order to complete development. Those development efforts were focused on completing the development of certain sub-products of Teracube that would maximize efficiencies in the operation of certain of the Company's business intelligence products. Development was completed at the end of the first quarter of 2001 and a MicroStrategy product that included certain Teracube technology was released and made available for sale.

In connection with periodic assessments of the carrying value of the Teracube intangible asset during 2001, the Company determined that the product would probably not generate sufficient cash flow to support the carrying value of the intangible asset. Accordingly, the Company recorded an impairment charge of $12.2 million based upon the difference between the carrying value of the intangible asset of $14.8 million and its estimated fair value of $2.6 million.

Prior to recording the impairment charge, the Company recorded amortization expense relating to these intangible assets of $15.1 million, $16.4 million, and $341,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

(4) Discontinued Operations

During the second quarter of 2001, the Company substantially curtailed operations of its subsidiary, Strategy.com, and reduced its workforce to approximately 40 employees. During the third quarter of 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and continued to review its options with respect to the remaining assets of Strategy.com. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date of December 31, 2001 through the expected disposal date in the first half of 2002. The historical consolidated financial statements of the Company have been reclassified to present Strategy.com as a discontinued operation for all periods presented. Strategy.com revenues were $8.9 million, $8.7 million, and $0 for 2001, 2000, and 1999 respectively. The net loss from Strategy.com was $32.8 million, $46.2 million, and $9.2 for 2001, 2000, and 1999, respectively. Included within Strategy.com's net loss for the year ended December 31, 2001 are restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities. The loss from abandonment is based on estimates and actual results could differ under different assumptions or conditions. The net assets and liabilities of Strategy.com included within net assets and liabilities of discontinued operations in the accompanying consolidated balance sheets consist of the following, as of December 31, (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               2001            2000
                                                                         -------------     ------------
Current assets (liabilities):
    Cash and cash equivalents                                            $        -        $     34,482
    Accounts receivable, net                                                     25               1,140
    Prepaid expenses and other current assets                                   272               1,908
    Accounts payable and accrued expenses                                    (4,307)             (2,062)
    Accrued compensation and employee benefits                                 (100)             (2,774)
    Accrued restructuring costs                                                (300)                  -
    Deferred revenue and advance payments                                        (3)             (8,079)
    Other liabilities                                                           (66)                  -
                                                                         -----------       ------------
       Net current (liabilities) assets of discontinued operations       $   (4,479)       $     24,615
                                                                         -----------       ------------

Property and equipment, net                                              $        -        $     21,984
Deposits and other assets                                                         -               1,241
Deferred revenue and advance payments                                             -              (5,177)
                                                                         -----------       ------------
       Net (liabilities) assets of discontinued operations               $        -        $     18,048
                                                                         -----------       ------------

                                                                         -----------       ------------
Redeemable convertible preferred stock of discontinued operations        $        -        $     40,530
                                                                         ===========       ============


(5) Investments

The following summarizes by major security type the fair market value and cost of the Company's investments as of December 31, (in thousands):

                                                                2001                   2000
                                                         -----------------      -------------------
                                                            Fair                   Fair
                                                           Value      Cost        Value      Cost
                                                         --------  --------     --------- ----------
         Marketable equity securities                     $  904     $  826      $1,085     $1,118
         Non-publicly traded equity securities                 -          -       5,271      5,271
                                                         -------   --------     -------    -------
                                                          $  904     $  826      $6,356     $6,389
                                                         =======   ========     =======    =======
         Classified as:
               Short-term investments                     $  904                 $1,085
               Long-term investments                           -                  5,271
                                                         -------                -------
                                                          $  904                 $6,356
                                                         =======                =======

In December 1999, the Company received 824,742 shares of Exchange Applications, Inc. ("Exchange Applications") stock originally valued at $21.5 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. The Company sold all of its economic interest in these shares for a net realized gain of $1.5 million during 2000.

During 2000, the Company received an additional 805,800 shares of Exchange Applications' stock, originally valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000.

During 2001, the Company received an additional 641,466 shares of Exchange Applications' stock, valued at $1.2 million, pursuant to the arrangement discussed above. Due to a subsequent decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at the end of each quarterly period in

                           MICROSTRATEGY INCORPORAYED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001 and recognized an aggregate loss of $1.4 million during 2001, of which a portion relates to shares that had been received in 2000.

In August 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In February 2001, this voice portal technology company was acquired by a publicly-traded company for a combination of cash and common stock. In consideration for its interest in the voice portal technology company, MicroStrategy received $2.2 million in cash and 454,503 shares of common stock valued at $2.0 million. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during the first quarter of 2001 based on the difference between its original basis in its investment and the fair value of the consideration received. Due to a subsequent decrease in the market value of the publicly-traded company's common stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at December 31, 2001, and recognized a loss of $1.4 million during 2001.

At December 31, 2001, the Company had net unrealized gains of $78,000 and at December 31, 2000, the Company had net unrealized losses of $33,000 included in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity (deficit).

(6) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

                                                      2001           2000
                                                   -----------    ----------
Billed and billable                                 $ 41,997       $ 77,568
Less: billed and unpaid deferred revenue             (12,607)       (20,003)
                                                   -----------    ----------
                                                      29,390         57,565
Less: allowance for doubtful accounts                 (7,109)        (9,644)
                                                   -----------    ----------
                                                    $ 22,281       $ 47,921
                                                   ===========    ==========

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

                                                          2001         2000
                                                        --------     --------
Computer equipment and software                         $ 24,632     $ 26,374
Furniture and equipment                                   11,991       16,661
Leasehold improvements                                    10,396       12,022
Internally developed software                              5,000        5,048
                                                        --------     --------
                                                          52,019       60,105
Less: accumulated depreciation and amortization          (25,513)     (20,680)
                                                        --------     ---------
                                                        $ 26,506     $ 39,425
                                                        ========     =========

Depreciation and amortization expense related to property and equipment was $11.7 million, $11.2 million, $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In connection with the restructuring plans adopted during 2001, the Company recorded an impairment charge of $6.3 million to write down its property and equipment to be disposed of to fair value (Note 19).

                          MICRROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Contingency from Terminated Contract

In third quarter of 2001, the Company notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the "OEM Agreement") that the companies had entered into as of December 28, 1999. The Company advised Exchange Applications that it must use commercially reasonable efforts to cure the defaults by paying the Company approximately $23.3 million plus interest. Exchange Applications responded by denying the default of its obligations and alleging that the Company had breached its contractual obligations. Exchange Applications also informed the Company that it may seek a reimbursement of all amounts paid to MicroStrategy, including a refund of $10.0 million and the return of 2,592,741 shares of common stock of Exchange Applications, 320,733 shares of which were received by the Company in January 2002. Management believes that the Company has not committed any breach of obligations alleged by Exchange Applications. Accordingly, the Company responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because the Company is no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, has been reclassified to contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001. The ultimate resolution of this contract dispute will determine the final disposition of the recorded amounts. The final resolution of this matter is currently uncertain, however, the Company does not believe it will incur any additional liabilities related to this contract dispute.

(9) Borrowings

In March 1999, the Company entered into a line of credit agreement with a commercial bank which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, the Company entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit accrued interest at LIBOR plus 1.75%, included a 0.2% unused line of credit fee, and required monthly payments of interest. The line of credit was secured by $25.9 million of cash and cash equivalents, which is classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 2000. The cash was restricted through February 2001, at which time the agreement was terminated upon the closing of a new credit facility agreement described below. As of December 31, 2000, there were no outstanding amounts under this line of credit.

On February 9, 2001, the Company entered into a loan and security agreement (the "New Credit Facility") with Foothill Capital, a subsidiary of Wells Fargo Bank, which provided for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes. The New Credit Facility consisted of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations and replaced the previous line of credit agreement. During the first and second quarters of 2001, the Company repaid $1.1 million of the term loan under the New Credit Facility through the use of the revolving line of credit.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Modified Credit Facility bear interest at a variable rate. The Company's borrowing rate in effect at December 31, 2001 was 6.25%. The Modified Credit Facility also includes an annual 1.50% unused letter of credit fee. Monthly principal payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of the Company's domestic assets. Under the terms of the Modified Credit Facility, the Company is required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company may incur. At December 31, 2001, the Company was in compliance with all covenants. Additionally, the Modified Credit Facility included a covenant to raise $10.0 million of additional financing by March 31, 2002 through equity financing, subordinated debt, or net proceeds from the sale of non-core assets, as defined in the agreement. On February 28, 2002, this covenant was modified to extend the date by which this additional financing is required to June 30, 2002.

In addition to the interest and other fees on borrowings under the New Credit Facility, the Company granted the lender warrants to purchase 50,000 shares of the Company's class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein. The fair value of the warrants of $414,000 was accounted for as debt issuance costs and will be amortized as interest expense through the expiration of the Modified Credit Facility. Interest expense related to the amortization of the initial value of the warrant was $122,000 during 2001. The warrants may be exercised by tendering cash, executing a cashless exercise using the value of the warrants, or by tendering principal outstanding under the Modified Credit Facility. Because the warrants meet the definition of a derivative under SFAS No. 133, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis with the change being recorded as interest expense. During 2001, fair value was determined using the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.5%, expected life of 5 years, and no dividend yield. As a result of a decline in the fair value of the warrants as of December 31, 2001, the Company recorded reductions in the carrying value of its warrant liability and a decrease in interest expense in the amount of $291,000 in 2001.

At December 31, 2001, the Company had $1.2 million outstanding under the Modified Credit Facility. After consideration of outstanding letters of credit of $5.8 million, the Company has $23.0 million available for future drawdowns, subject to borrowing base limitations. As a result of the borrowing base limitations, $1.9 million of additional borrowing capacity under the Modified Credit Facility was available at December 31, 2001.

(10) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           2001       2000
                                                         --------   --------
Current:
Deferred product revenue                                 $  2,587   $ 17,232
Deferred product support and other services revenue        30,480     43,247
                                                         --------   --------
                                                           33,067     60,479
Less: billed and unpaid deferred revenue                  (12,080)   (18,255)
                                                         --------   -------
                                                         $ 20,987   $ 42,224
                                                         ========   ========

Non-current:
Deferred product revenue                                 $    709   $  8,424
Deferred product support and other services revenue         5,249     19,407
                                                         --------   --------
                                                            5,958     27,831
Less: billed and unpaid deferred revenue                     (527)    (1,748)
                                                         --------   --------
                                                         $  5,431   $ 26,083
                                                         ========   ========

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

In connection with the cancellation of the OEM Agreement during the fourth quarter of 2001, the Company reclassified current and non-current deferred revenue of $9.3 million and $7.8 million, respectively, to contingency from terminated contract (Note 8).

(11) Income Taxes

U.S. and international components of loss from continuing operations before income taxes were, for the years ended December 31, (in thousands):

                                      2001           2000        1999
                                   ----------    -----------  -----------
U.S.                                $(44,831)     $(189,514)    $(19,009)
Foreign                                 (763)       (24,203)      (4,252)
                                   ----------    -----------  -----------
Total                               $(45,594)     $(213,717)    $(23,261)
                                   ==========    ===========  ===========

The provision for income taxes from continuing operations consists of the following, for the years ended December 31, (in thousands):

                                     2001            2000        1999
                                   ----------    -----------  -----------
Current:
      Federal                      $      81     $      175     $      -
      State                                -              -            -
      Foreign                          2,379          1,225        1,246
                                   ----------    -----------  -----------
                                   $   2,460     $    1,400     $  1,246
                                   ==========    ===========  ===========

The provision for income taxes from discontinued operations is $0. The tax benefit related to losses generated and other temporary differences from discontinued operations is fully offset by a valuation allowance.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's loss from continuing operations before income taxes as follows, for the years ended December 31, (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       2001           2000         1999
                                                                    ----------     ----------   ----------
Income tax benefit at federal statutory rate                        $  (15,502)    $  (72,664)  $   (7,909)
Goodwill amortization and other permanent differences                     (716)       (10,534)         351
Restructuring and impairment charges                                         -          1,422            -
Impact of international operations                                       3,315        (10,860)        (200)
Adjustment for tax method change                                             -              -        1,016
S Corporation income                                                         -              -         (180)
Research and development tax credit                                     (1,879)             -          (40)
Change in valuation allowance                                           17,242         94,036        8,208
                                                                    ----------     ----------   ----------
                                                                    $    2,460     $    1,400   $    1,246
                                                                    ==========     ==========   ==========

Significant components of the Company's deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

                                                                             2001           2000
                                                                          ----------     ----------
Deferred tax assets, net:
    Allowances and reserves                                               $    6,515     $    6,095
    Reserve for litigation settlement                                         23,817         37,804
    Net operating loss carryforwards                                          82,833         59,044
    Deferred revenue adjustment                                               14,410         14,577
    Investment valuation differences                                           3,516          4,608
    Amortization                                                              18,886          7,864
    Federal, state, and other tax credit carryforwards                         6,803          4,487
    Restructuring                                                              4,647              -
                                                                          ----------     ----------
                                                                             161,427        134,479
    Valuation allowance                                                     (151,628)      (124,159)
                                                                          ----------     ----------
    Deferred tax assets, net of valuation allowance                            9,799         10,320
                                                                          ----------     ----------
Deferred tax liabilities:
    Prepaid assets                                                               356            187
    Depreciation                                                               4,996          2,464
    Capitalized software development costs                                     1,897            540
    Internally developed software costs                                        1,900          4,272
    Deferred costs                                                                 -          1,459
    Unbilled receivables                                                         650            650
    Cash to accrual conversion                                                     -            748
                                                                          ----------     ----------
    Total deferred tax liabilities                                             9,799         10,320
                                                                          ----------     ----------
    Total net deferred taxes                                              $        -     $        -
                                                                          ==========     ==========

The Company recorded a net $27.5 million increase in the valuation allowance for the year ended December 31, 2001 related to deferred tax assets. As of December 31, 2001 management has concluded that a full valuation allowance is required on the deferred tax assets based on its assessment that the realization of deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109. The Company has foreign net operating loss carryforwards of $19.8 million of which $432,000, $70,500, $653,000, $3.8 million and $2.0 million will expire in 2003, 2005, 2006, 2007 and 2008, respectively. The remaining foreign net operating losses of $12.8 million can be carried forward indefinitely. The Company has domestic net operating loss carryforwards of $207.6 million, of which $11.0 million, $103.7 million and $92.9 million will expire in 2019, 2020 and 2021, respectively. Of the $207.6 million of domestic net operating loss carryforwards, the amount related to discontinued operations is $26.7 million, of which $7.5 million and $19.2 million will expire in 2020 and 2021, respectively. The Company has research and development tax credit carryforwards of $5.9 million expiring in 2018, 2019, 2020, 2021, and 2022.

For the years ended December 31, 2001, 2000 and 1999, the Company recorded a total tax provision of $2.5 million, $1.4 million and $1.2 million, respectively.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2010. In addition to base rent, the Company is responsible for certain taxes, utilities, and maintenance costs and several leases include options for renewal or purchase. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following (in thousands):

2002                                                             $22,461
2003                                                              16,442
2004                                                              12,557
2005                                                              11,825
2006                                                               8,851
Thereafter                                                        21,581
                                                                 -------
                                                                 $93,717
                                                                 =======

Included within the commitments table above are gross restructuring-related lease obligations of $21.6 million (Note 19).

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $20.7 million, $23.7 million and $12.1 million, respectively.

As of December 31, 2001, future minimum lease commitments included $4.7 million in commitments for computer software and equipment.

The Company subleases office space under operating lease agreements expiring at various dates through 2005. The total future minimum rentals to be received under these noncancellable sublease agreements are $2.5 million in 2002, $1.9 million in 2003, $1.4 million in 2004 and $1.4 million in 2005.

(13) Litigation

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

In October 2000, the Company entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration. The Company expects that the consideration will be issued to the class members in the second quarter of 2002 after the remaining closing conditions have been met. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement. The settlement is still subject to various closing conditions.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the class action settlement agreements, class members will receive: 1) five-year unsecured subordinated promissory notes issued by the Company having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of the Company's class A common stock; and 3) warrants issued by the Company to purchase 1,900,000 shares of the Company's class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. As part of the derivative settlement agreement described below and in satisfaction of a condition of the class action settlement, certain officers of the Company tendered to the Company for no consideration an aggregate of 1,683,504 shares of class A common stock during the fourth quarter of 2001 for cancellation. Accordingly, upon completion of the distribution, the Company will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

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

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities to be issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer and current Vice President of Business Affairs, were required to tender to the Company for no consideration an aggregate of 1,683,504 shares of class A common stock for cancellation. On November 7, 2001, Mr. Saylor, Mr. Bansal, and Mr. Lynch contributed 1,683,504 shares of class A common stock to the Company. Since Mr. Saylor and Mr. Bansal are principal shareholders of the Company, their actions are deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution for the shares received from Mr. Saylor and Mr. Bansal for approximately $4.3 million, which represents the fair value of the stock on the date of the contribution, and a corresponding increase in treasury stock for that same amount. Upon receipt, the Company immediately canceled the contributed shares.

Based on the terms of the settlement agreements, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, the Company established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, the Company has updated the estimated value of the settlement during each successive financial reporting period based upon valuation assumptions stemming from the settlement. During 2001, the Company separately evaluated each element of the settlement agreements and updated the estimated value assigned to each individual component of the settlement agreements. As a result of the changes in the estimated value of each element of the securities litigation settlement above, the Company recorded an aggregate reduction in the provision for the litigation settlement of $30.1 million during the year ended December 31, 2001. The provision for (reduction in) estimated cost of litigation settlement was comprised of the following (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       2001         2000
                                                     --------     --------
Promissory notes to be issued                        $(16,700)    $ 69,200
Class A common stock to be issued                      (5,806)      16,500
Warrants to be issued                                  (7,782)      13,034
Pending loss on additional settlement                     190            -
Legal fees                                                  -        3,245
Administration costs                                        -          750
                                                     --------     --------
Total                                                $(30,098)    $102,729
Less insurance recoveries                                   -      (13,000)
                                                     --------     --------
(Reduction in) provision for
   estimated cost of litigation settlement           $(30,098)    $ 89,729
                                                     ========     ========

The fair value of the promissory notes was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. Based on the terms of the debt instrument and the market conditions in existence at the time, the fair value of the promissory notes was initially estimated during 2000 assuming a market borrowing rate of 12%. Based on an estimated market borrowing rate of 12%, an expected discount of $11.3 million was initially computed on the unsecured subordinated promissory notes during 2000. Due to changes in market conditions since the settlement, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 20%. Based on an estimated market borrowing rate of 20%, the expected discount on the unsecured subordinated promissory notes was increased to $28.0 million. As a result of the change in the estimated fair value of the promissory notes, the Company recorded a $16.7 million reduction in the provision for the litigation settlement during 2001. Upon the issuance of these promissory notes, the discount will be amortized to interest expense over the five-year term of the promissory notes.

Prior to the approval of the United States District Court on April 2, 2001, the Company was obligated to issue the greater of 550,000 shares of common stock or a number of shares of common stock with a value of $16.5 million based upon the per share price of the stock on the date of the settlement hearing. Because the number of shares and share price were not fixed, the Company recorded the full amount of the $16.5 million value of the common stock portion of the settlement. As a result of the court's approval during the second quarter of 2001, the number of shares of common stock was fixed at 2,777,778 shares based upon a per share price of $5.94. As a result of a decline in the Company's class A common stock price to $3.85 per share as of December 31, 2001, the value of the common stock to be issued under the settlement agreement was reduced by $5.8 million to $10.7 million during 2001.

The fair value of the warrants to be issued in connection with the litigation settlement was initially computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 119%, risk free interest rate of 6.0%, expected life of 5 years, and no dividend yield. Based on these assumptions, a fair value of $13.0 million was initially computed on the warrants during 2000. Due to changes in market conditions, the fair value of the warrants to be issued was recomputed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.5%, expected life of 5 years, and no dividend yield. As a result of changes in the estimated fair value of the warrants during 2001, the Company recorded a reduction in the provision for the litigation settlement of $7.8 million during the year ended December 31, 2001.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of the accrued litigation settlement consist of the following, as of December 31, (in thousands):

                                                       2001                                                2000
                                   -------------------------------------------------  ----------------------------------------------
                                          Accounts           Accrued                         Accounts          Accrued
                                        Payable and        Litigation       Total          Payable and       Litigation      Total
                                     Accrued Expenses      Settlement      Accrual      Accrued Expenses     Settlement     Accrual
                                   --------------------  --------------  -----------  -------------------- -------------- ----------
Promissory notes to be issued       $                -    $     52,500    $  52,500    $                -   $     69,200   $ 69,200
Class A common stock to be issued                    -          10,695       10,695                     -         16,500     16,500
Warrants to be issued                                -           5,252        5,252                     -         13,034     13,034
Pending loss on additional
  settlement                                         -             190          190                     -              -          -
Legal fees                                         331               -          331                 2,055              -      2,055
Administration costs                               409               -          409                     -            750        750
                                  ---------------------  --------------  -----------  -------------------- -------------- ----------
    Total accrual                   $              740    $     68,637    $  69,377    $            2,055   $     99,484   $101,539
                                  =====================  ==============  ===========  ==================== ============== ==========


(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). The lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company's trade secrets and confidential information and soliciting the Company's employees and customers. The Company's complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company's software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. The Company intends to vigorously defend the case. On October 31, 2001, the Company filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On February 21, 2002, the Company filed a motion to amend its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. The Company is seeking monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. As these actions are in a preliminary stage, the Company is currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations, or cash flows.

(14) Redeemable Convertible Preferred Stock

On June 19, 2000, the Board of Directors of the Company authorized the issuance of 17,500 shares of series A redeemable convertible preferred stock with a par value of $0.001 per share. Upon adoption of this resolution, the Company issued 12,500 shares of its series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. In connection with the transaction, the Company recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature of the series A redeemable convertible preferred stock. On June 14, 2001, the Company refinanced all but 650 shares of its series A redeemable convertible preferred stock with a combination of cash, class A common stock and newly issued preferred stock. The 650 shares of the series A redeemable convertible stock that remain outstanding have a stated value of $6.5 million. The Company redeemed or exchanged the remaining 11,850 shares of its series A redeemable convertible preferred stock as follows:

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

..    $12.5 million stated value of the series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

..    $38.75 million stated value of the series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 5,568,466 shares of class A common stock and $16.3 million stated value of series D convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $5.00 per share;

..    $33.125 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $12.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into class A common stock;

..    $27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $17.50 per share, subject to adjustment at maturity if the Company elects to mandatorily convert these shares into class A common stock; and

..    $6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

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

The series D preferred stock matures three years after the date of issuance, does not carry any dividend rate, and has a fixed conversion price of $5 per share. At maturity, the series D preferred stock mandatorily converts into class A common stock at the fixed conversion price of $5 per share. In addition, prior to maturity, holders have the right to convert their series D preferred stock into shares of the Company's class A common stock. In November 2001, holders of the series D preferred stock exercised their right to convert series D preferred stock and converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $5 per share. As a result of the conversion, the Company issued 350,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

The Company had the right to redeem the series E preferred stock prior to December 11, 2001 for 105% of the stated value plus accrued and unpaid dividends if redeemed on or before October 27, 2001, 110% of the stated value plus accrued and unpaid dividends if redeemed from October 28, 2001 through December 11, 2001, and at 120% of the stated value plus accrued dividends if redeemed thereafter. In addition, the holders of the series E preferred stock had the right to require the Company to redeem the series E preferred stock at specified prices upon specified financing transactions or other events. Upon the closing of the Exchange Agreement pursuant to which the Company acquired the outstanding series A preferred stock of Strategy.com (Note 15), the series E holders exercised this redemption right, and on September 10, 2001 the Company paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each series of preferred stock is also redeemable upon certain triggering events as defined in the respective Certificate of Designations, Preferences and Rights of each series. In the event of redemption upon a triggering event, the preferred stock is redeemable, with respect to each series of preferred stock, at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of the Company's class A common stock on the day immediately before the triggering event occurs, except for the series D preferred stock which is redeemable at the greater of its stated value or such product. As of December 31, 2001, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series A, series B, and series C preferred stock shall have the right, at the holder's option, to require the Company to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends.

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

In accordance with the terms of the agreements relating to the issuance of redeemable convertible preferred stock, the Company may be required to pay substantial penalties to a holder of preferred stock under specified circumstances, including nonpayment of dividends on series A, series B, and series C preferred stock, failure to deliver shares of class A common stock upon the conversion of preferred shares, nonpayment of the redemption price at maturity of any remaining series A, series B, and series C preferred stock, and the unavailability of the registration statement relating to the shares of class A common stock issuable upon conversion of and in lieu of cash dividends on the preferred stock to cover the resale of such shares for more than brief intervals. Such penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law. In the third quarter of 2000, the Company incurred $578,000 in penalties as a result of a 14-day delay in the filing of a registration statement registering the shares of class A common stock issuable upon conversion of and in lieu of dividends on the series A redeemable convertible preferred stock.

In connection with the refinancing of the Company's series A redeemable convertible preferred stock in June 2001, the Company determined that the total fair value of the new series of preferred stock and the actual value of the common stock issued at closing were determined to be lower than the carrying value of the series A securities being refinanced. Accordingly, the Company recorded a net gain attributable to common stockholders on the refinancing of the series A preferred stock of $29.4 million during the second quarter of 2001. This net gain represents the excess of the fair value of the consideration transferred to the holders of the series A preferred stock of $118.5 million over the carrying value of those preferred securities of $107.5 million, or $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as a reduction to net loss attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Based on the valuation of the series D preferred stock, the Company determined that the effective conversion price of the series D preferred stock was less than the fair value of the Company's class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company's class A common stock on the closing date and the effective conversion price of the series D preferred stock. The beneficial conversion feature has been recorded as a discount on the value of the series D preferred stock

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and an increase in additional paid-in capital and will be accreted using the effective interest method over the three-year term of the series D preferred stock. For the year ended December 31, 2001, accretion to the carrying value of the beneficial conversion feature was $504,000.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at the election of the Company. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the 650 remaining shares of series A preferred stock was adjusted downward from $33.39 per share to $3.08 per share based on the average of the dollar-volume weighted average price of the Company's class A common stock during the ten trading day immediately preceding July 5, 2001. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of December 31, 2001, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. At the option of the Company, the 650 remaining shares of series A preferred stock may be redeemed at its June 19, 2002 maturity at stated value plus accrued dividends or mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar volume-weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. Additionally, the Company, at its option, may extend the maturity of the series A preferred stock for up to an additional two years. If the Company elects to extend the maturity of the series A preferred stock, the conversion price may be adjusted based on the average of the dollar-volume weighted average price the Company's class A common stock on each trading day during the ten days immediately following each anniversary of the original maturity, if such adjustment would result in a lower conversion price. The preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series A convertible preferred stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of December 31, 2001, none of these triggering events have occurred.

The Company has recorded each series of preferred stock issued in June 2001 at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on the respective fair value of each series. The Company is accreting the carrying value of the series B and series C preferred stock to its stated value over the three-year term of each series of preferred stock. For the year ended December 31, 2001, accretion to the carrying value of the preferred stock was $1.3 million. Because the series D preferred stock requires share settlement at maturity and does not have a mandatory cash redemption requirement, except upon a triggering event, the Company will not accrete the carrying value of the series D preferred stock to its stated value.

For the year ended December 31, 2001 and 2000, the Company accrued total dividends of $8.6 million and $4.7 million, respectively, on all of its series of preferred stock. During the year ended December 31, 2001, the Company paid aggregate dividends of $6.2 million through the issuance of 2,062,668 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the refinancing transaction, the fair value of which approximated the dividends owed. During the year ended December 31, 2000, the Company paid aggregate dividends of $4.1 million through the issuance of 359,125 shares of class A common stock. As of December 31, 2001 and 2000, the Company has accrued dividends of $2.8 million and $599,000, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

(15) Redeemable Convertible Preferred Stock of Discontinued Operations

In October 2000, the Board of Directors of Strategy.com authorized the issuance of 47,884,011 shares of series A redeemable convertible preferred stock with a par value of $0.001. Dividends are accreted at a rate of $0.2552 per annum. The preferred stock was automatically convertible into class A common stock of Strategy.com, at the then effective conversion rate, at the time of an initial public offering resulting in at least $30.0 million of net proceeds to Strategy.com. The preferred shares were mandatorily redeemable for

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$3.19 per share plus any dividends accrued or declared but unpaid thereon at mandatory redemption dates of October 17, 2005, 2006 and 2007, with the maximum redemption portions at each date being 33%, 50% and 100%, respectively. Each holder of outstanding shares of series A redeemable convertible preferred stock of Strategy.com was entitled to the number of votes equal to the number of whole shares of Strategy.com common stock into which the shares of series A redeemable convertible preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matters. Additionally, the preferred stock had a liquidation preference of $3.19 per share plus any dividends accrued or declared but unpaid thereon.

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

On August 29, 2001, the Company entered into an exchange agreement (the "Exchange Agreement") pursuant to which MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock. Based on the closing price of the Company's class A common stock of $2.49 per share on the date of the closing and the carrying value of Strategy.com's series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million. This gain represents the excess of the carrying value of Strategy.com's preferred stock over the fair value of the Company's class A common stock exchanged in the transaction. The gain of $44.9 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations.

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the years ended December 31, 2001 and 2000, respectively, the Company accreted offering costs and dividends of $3.1 million and $713,000 on the preferred stock of Strategy.com. The accretion of offering costs and dividends on Strategy.com's preferred stock until the date of redemption was previously classified as minority interest and has now been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations.

(16) Stockholders' Equity

(a) Public Offerings

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

(b) Stock Split

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Stock Plans

In February 1996, MicroStrategy adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of MicroStrategy. A total of 12,282,664 shares of class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 2001, options to purchase 15,337,838 shares have been granted, of which 5,929,975 have been canceled. As of December 31, 2001, 2,874,801 shares are available for grant under the 1996 Stock Plan. The Company is no longer issuing options under this plan.

In March 1997, MicroStrategy adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options on the Company's class A common stock to employees of MicroStrategy France SARL, the Company's French subsidiary. A total of 800,000 shares of class A common stock are reserved under the 1997 Stock Option Plan for French Employees, as amended. As of December 31, 2001, options to purchase 558,868 shares have been granted, of which 135,807 have been canceled. As of December 31, 2001, 376,939 shares are available for grant under the 1997 Stock Option Plan for French Employees.

In September 1997, MicroStrategy adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of MicroStrategy. A total of 440,000 shares of class A common stock are reserved under the 1997 Director Option Plan, as amended. As of December 31, 2001, options to purchase 440,000 shares have been granted, of which none have been canceled. As of December 31, 2001, no shares are available for grant under the 1997 Director Option Plan. The Company is no longer issuing options under this plan.

In April 1999, MicroStrategy adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees and officers of MicroStrategy. A total of 23,500,000 shares of class A common stock are reserved under the 1999 Stock Option Plan, as amended. As of December 31, 2001, options to purchase 22,385,748 shares have been granted, of which 8,369,139 have been canceled. As of December 31, 2001, 9,483,391 shares are available for grant under the 1999 Stock Option Plan.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the MicroStrategy's stock option plans is presented (in thousands, except per share data):

                                                       Price per Share             Options Exercisable
                                                 --------------------------    ----------------------------
                                                                                                Weighted
                                                                   Weighted      Number         Average
                                      Shares          Range        Average     of Shares     Exercise Price
                                      ------     --------------    --------    ---------     --------------
Balance, December 31, 1996             4,919     $0.25 -   0.63    $   0.42
   Granted                             5,321      0.75 -   2.00        1.22
   Exercised                               -           -                  -
   Canceled                             (416)     0.25 -   1.25        0.55
                                     -------     --------------    --------
Balance, December 31, 1997             9,824      0.25 -   2.00        0.85          913        $     0.41
   Granted                             3,753      2.00 -  21.25        7.14
   Exercised                            (700)     0.25 -   2.00        0.53
   Canceled                             (726)     0.25 -  19.13        1.98
                                     -------     --------------    --------
Balance, December 31, 1998            12,151      0.25 -  21.25        2.73        2,292        $     1.04
   Granted                             5,245      7.75 - 115.66       28.42
   Exercised                          (2,513)     0.25 -  20.00        1.26
   Canceled                           (2,065)     0.25 -  48.31        4.38
                                     -------     --------------    --------
Balance, December 31, 1999            12,818      0.25 - 115.66       13.07        2,128        $     4.11
   Granted                             9,929     10.50 - 313.00       40.48
   Exercised                          (1,968)     0.25 -  22.09        2.41
   Canceled                           (3,537)     0.25 - 313.00       36.24
                                     -------     --------------    --------
Balance, December 31, 2000            17,242      0.25 - 313.00       25.70        2,976        $    12.60
   Granted                             9,561      1.89 -  15.81        3.37
   Exercised                          (1,155)     0.25 -  14.31        1.15
   Canceled                           (7,681)     0.25 - 313.00       24.48
                                     -------     --------------    --------
Balance, December 31, 2001            17,967     $0.25 - 313.00    $  15.97        5,342        $    20.39
                                     =======

                                                                        Options Exercisable
           Options Outstanding at December 31, 2001                     at December 31, 2001
------------------------------------------------------------------   ---------------------------
                                Weighted Average
                                    Remaining        Weighted                        Weighted
Range of Exercise  Number of    Contractual Life      Average        Number of        Average
     Prices         Shares          (Years)        Exercise Price     Shares      Exercise Price
-----------------  ---------    ----------------   ---------------   ---------    --------------
$  0.25 -   0.75         405           3.7           $       0.55          356      $      0.53
   0.76 -   2.25       1,544           5.4                   1.42          932             1.35
   2.26 -   3.50       7,306           9.1                   2.52          340             3.05
   3.51 -   7.00         589           6.2                   4.99          246             5.82
   7.01 -  14.00       1,507           6.2                  11.05          794            10.99
  14.01 -  22.00       3,775           7.1                  20.21        1,673            20.27
  22.01 -  35.00         546           7.0                  27.69          191            27.61
  35.01 -  70.00       1,567           7.1                  42.61          506            43.19
  70.01 - 140.00         524           6.3                 101.10          229            98.03
 140.01 - 313.00         204           6.6                 174.47           75           174.94
                   ---------    ----------------   ---------------   ---------    --------------
                      17,967           7.6           $      15.97        5,342      $     20.39
                   =========                                         =========    ==============

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1998, MicroStrategy adopted the 1998 Employee Stock Purchase Plan and reserved 800,000 shares, subject to annual increases. As of December 31, 2001, a total of 1,400,000 shares of common stock were reserved. The Purchase Plan became effective upon the completion of the MicroStrategy's initial public offering. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31 2001, 1,034,397 shares have been issued under the plan.

If compensation expense had been recorded based on the fair value at the grant dates for awards under the stock option and purchase plans as set forth in SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net loss attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Net loss attributable to common stockholders:
    As reported                                          $  (16,928)   $ (285,368)   $  (33,743)
    Pro forma                                            $  (29,046)   $ (349,414)   $  (42,358)
Basic and diluted net loss per share, as reported        $    (0.20)   $    (3.58)   $    (0.44)
Pro forma basic and diluted net loss per share           $    (0.34)   $    (4.38)   $    (0.55)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy's stock option plans issued during 2001, 2000 and 1999, respectively: volatility factors of 120%, 119% and 95%, risk-free interest rates of 5%, 6% and 6%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during 2001, 2000 and 1999, respectively, under the Employee Stock Purchase Plan: volatility factors of 120%, 119% and 95%, risk free interest rates of 5%, 6% and 6%, weighted-average expected life of 6 months, and no dividend yields. The pro forma amounts for options granted prior to the MicroStrategy's initial public offering are based on the minimum value method proscribed by SFAS No. 123.

The weighted average fair value of grants made under MicroStrategy's stock option plans during 2001, 2000 and 1999 are $2.82, $32.58 and $21.44, respectively.

During the year ended December 31, 1998, MicroStrategy granted options to purchase 3,753,380 shares of class A common stock, of which options to purchase 1,071,670 shares of class A common stock were granted at exercise prices below fair market value. The Company is amortizing $1.4 million of compensation expense related to these options ratably over the five-year vesting period. For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of $138,000, $271,000, and $269,000, respectively. During 2001, deferred compensation was adjusted by $387,000 for the unvested portion of options granted to employees that were terminated.

As a result of the curtailment of Strategy.com operations during the second quarter of 2001 and subsequent discontinuation of operations on December 31, 2001, substantially all of the options to purchase Strategy.com class A common stock under the 2000 Strategy.com Stock Option Plan were canceled and, as such, are not included the pro forma table above.

(d) Stock Warrants

In addition to the warrants issued to the lender in connection with obtaining the New Credit Facility (Note 9), the Company issued warrants to a customer, in June 1999, to purchase 14,000 shares of class A common stock at $12.47 per share, which immediately vested and were exercisable upon issuance. The fair value of the warrants of $139,000 was recorded as a reduction of revenue at the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following assumptions: volatility

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

factor of 80%, weighted average expected life of 8 years, risk-free interest rate of 6%, and no dividend yield. As of December 31, 2000, the customer had exercised all 14,000 warrants in its possession.

In December 1998, the Company issued warrants to a customer to purchase 100,000 shares of class A common stock at $11.75 per share, which become exercisable ratably over the five-year vesting period. As of December 31, 2001, the customer had exercised 21,666 warrants in its possession.

(e) Distribution to S Corporation Stockholders

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

(f) Other Stock-Related Transaction

In June 2000, the Company entered into an agreement with the controlling stockholder of a software integrator. The primary purpose of the agreement was to grant the Company the right to hire certain employees of the software integrator. In exchange, the Company issued, in a first installment, 57,143 shares of class A common stock to the controlling stockholder, which had a value of $1.6 million as of the consummation date and were not registered with the SEC. In September 2001, the Company issued, in a second installment, an additional 259,889 shares of unregistered class A common stock to the controlling stockholder which had a value of $603,000. The Company may issue up to $2.5 million in additional shares of unregistered class A common stock over the next year at the then current market price of the class A common stock on the date of issuance contingent upon certain revenue and attrition criteria stipulated in the agreement. The Company recorded the two installments of common stock as an intangible asset in the aggregate amount of $2.2 million. For the years ended December 31, 2001 and 2000, respectively, the Company has recognized $1.1 million and $451,000 of amortization expense on the intangible asset. The Company is amortizing the intangible asset over its estimated period of benefit of two years.

(g) Litigation Settlement

In connection with the class action litigation settlement agreements, the Company will issue shares of class A common stock, stock warrants, and promissory notes which are convertible into class A common stock at the Company's option (Note 13).

(17) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy, Incorporated 401(k) Savings Plan (the "Plan"). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution. The Plan permits for discretionary company contributions; however, no contributions were made for the years presented.

(18) Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company have been reclassified to present Strategy.com as a discontinued operation for all periods presented (Note 4). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment - business intelligence.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, long-term investments and long-term net assets of discontinued operations, relating to the Company's geographic regions (in thousands):

                                               Domestic     International   Consolidated
                                               --------     -------------   ------------
Year ended December 31, 2001
     Total license and service revenues       $  118,895        $  61,521      $  180,416
     Long-lived assets                            33,067            2,630          35,697
Year ended December 31, 2000
     Total license and service revenues       $  159,469        $  55,792      $  215,261
     Long-lived assets                            72,378            3,340          75,718
Year ended December 31, 1999
     Total license and service revenues       $  114,907        $  36,351      $  151,258
     Long-lived assets                            69,941            2,028          71,969

Transfers relating to intercompany software license royalties from international to domestic operations of $9.7 million, $12.7 million, and $8.3 million for 2001, 2000 and 1999, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2001, 2000 and 1999, no one customer accounted for 10% or more of consolidated total revenue.

(19) Restructuring and Impairment Charges

(a) 2001 Restructuring Plans

During the second quarter of 2001, the Company adopted a restructuring plan designed to focus its commercial activities. The restructuring plan included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company's workforce by 450 domestic and international employees and 147 Strategy.com employees throughout all functional areas, or approximately 33% of the Company's worldwide headcount. As a result of the reduction in headcount, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia.

During the third quarter of 2001, the Company adopted an additional restructuring plan to effect a further reduction in its workforce as part of its ongoing measures to better align operating expenses with revenues and further focus on its core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of the Company's workforce by 229 additional domestic and international employees throughout all functional areas. At December 31, 2001, all headcount reductions were completed.

As a result of these restructuring plans, the Company recorded restructuring and impairment charges during 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Additionally, in connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset would not generate sufficient cash flow to support to its carrying value. Accordingly, the Company recorded an impairment charge to write-down that intangible asset to its fair value. As follows is a summary of the impairment charges record during 2001 (in thousands):

                                                   Leasehold      Furniture and     Intangible      Computers and
                                                  Improvements       Fixtures         Assets           Equipment          Total
                                                 -------------    --------------  -------------    ---------------    ------------
Net book value of assets
     impaired before impairment                    $     1,887     $       5,002   $      14,818    $          346    $     22,053

Impairment charge                                       (1,887)           (4,296)        (12,236)             (140)        (18,559)

Disposals during 2001                                       --              (334)             --               (66)           (400)
Adjusted net book value at                       -------------    --------------  --------------    --------------    ------------
    December 31, 2001                              $        --     $         372   $       2,582    $          140    $      3,094
                                                 =============    ==============  ==============    ==============    ============

 Certain assets held for sale, which are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheet, were written down to their fair value of $912,000. During 2001, the Company sold approximately $400,000 of these assets held for sale. The Company expects to dispose of the remaining assets held for sale within the next six months.

The following table sets forth a summary of the restructuring and impairment charges for 2001 (in thousands):

                                    Charges for       Adjustments and                                                    Accrued
                                  Second Quarter       Charges for          Total           2001         2001         Restructuring
                                    and Third             Fourth         Charges for      Non-cash       Cash            Costs at
                                  Quarter 2001        Quarter 2001         2001            Charges     Payments    December 31, 2001
                                 --------------    ----------------     -----------     -----------  ----------   -----------------
Severance and other employee
  termination benefits            $      4,772      $         454        $      5,226   $       --    $   (5,154)  $           72
Write-down of impaired assets            6,443             12,116              18,559      (18,559)           --               --
Estimated sublease losses and
  other facility closing costs          14,048                287              14,335          (22)       (3,346)          10,967
Terminations of computer and
  equipment leases                         712                194                 906           --          (421)             485
Accrual for professional fees              423                 14                 437           --          (268)             169
                                 --------------    ----------------     -------------   -----------  -----------  ---------------
     Total restructuring and
      impairment charges          $     26,398      $      13,065        $     39,463    $ (18,581)   $   (9,189)  $       11,693
                                 ==============    ================     =============   ===========  ===========  ===============

As of December 31, 2001, unpaid amounts of $7.4 million and $4.3 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to severance costs and fees incurred for professional services will be substantially paid during the first quarter of 2002. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 213,000 square feet of vacant office space, of which 74,000 square feet has been subleased as of December 31, 2001. The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer and real estate losses of $11.5 million at December 31, 2001 represents $21.6 million in gross lease obligations, $2.9 million of estimated commissions, concessions, and other costs, offset by $13.0 million in estimated gross sublease income recoveries during the remaining lease terms. The Company is also considering terminating certain leases early. The Company estimated its

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates once all vacant office space has been entirely sublet. Except for its estimated sublease losses and other facility closing costs and computer and equipment leases, the Company expects that the 2001 restructuring plans will be substantially completed by March 2002. We also recorded additional restructuring and impairment charges of $19.4 million which are included in loss from discontinued operations in the accompanying consolidated statements of operations and are discussed above (Note 4).

(b) 2000 Restructuring Plan

In the third quarter of 2000, the Company adopted a restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of its business. The restructuring plan included a reduction of the Company's workforce by 211 domestic employees and 20 Strategy.com employees, or approximately 10% of the worldwide headcount and the cancellation of a number of new job offers made to candidates who had not yet commenced employment with the Company. All of these actions were completed prior to September 30, 2000. As a result of the reduction in headcount, the Company consolidated certain of its operations in the vicinity of its Northern Virginia headquarters. In addition, the Company reduced or eliminated certain corporate events. Finally, the Company reduced expenditures on external consultants and contractors across all functional areas.

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

The following table sets forth a summary of these restructuring and impairment charges recorded during the third quarter of 2000 (in thousands):

                                                                         Consolidated
                                                     Non-cash    Cash     Charge for
                                                     Charges   Payments      2000
                                                     --------  --------  ------------
Severance and rescinded employment offers             $    -     $1,848     $1,848
Stock grant and applicable payroll taxes               3,003        189      3,192
Compensation expense on accelerated stock options      1,483         --      1,483
Elimination of corporate events                           --      2,416      2,416
Write-off of impaired assets                             329         --        329
Accrual for professional fees                             --         99         99
                                                      -------  --------- ----------
Total restructuring and impairment charges            $4,815     $4,552     $9,367
                                                      =======  ========= ==========

Substantially all cash payments relating to the restructuring plan during the third quarter of 2000 were made by December 31, 2000.

(20) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Quarter Ended
                                              ----------------------------------------------------------------------------
                                                March 31       June 30        September 30     December 31        Year
                                              -----------   -------------   ---------------  -------------    ------------
                                                                 (in thousands, except per share data)
2000
    Revenues                                  $  50,502       $  49,200       $  59,539       $  56,020       $ 215,261
    Gross profit                                 34,343          28,214          39,291          35,852         137,700
    Net (loss) income from continuing
      operations                                (21,372)        (40,216)       (154,360)            831        (215,117)
    Loss from discontinued operations           (11,478)        (11,926)        (13,868)         (8,917)        (46,189)
    Net loss                                    (32,850)        (52,142)       (168,228)         (8,086)       (261,306)
    Net loss attributable to common
       stockholders                             (32,850)        (71,829)       (170,416)        (10,273)       (285,368)
    Basic and diluted earnings (loss)
       per share
       Continuing operations                      (0.27)          (0.75)          (1.96)          (0.02)          (3.00)
       Discontinued operations                    (0.15)          (0.15)          (0.17)          (0.11)          (0.58)
       Net loss attributable to common
         stockholders                             (0.42)          (0.90)          (2.13)          (0.13)          (3.58)
       Weighted average shares
         outstanding used in computing
         basic and diluted earnings
         (loss) per share                        78,926          79,757          79,975          80,393          79,779
2001
    Revenues                                  $  48,949       $  47,160       $  41,072       $  43,235       $ 180,416
    Gross profit                                 33,018          35,802          30,724          35,229         134,773
    Net loss from continuing operations         (11,338)         (7,521)         (6,092)        (23,103)        (48,054)
    (Loss) income from discontinued
       operations                                (9,233)        (25,777)             93           2,103         (32,814)
    Net loss                                    (20,571)        (33,298)         (5,999)        (21,000)        (80,868)
    Net (loss) income attributable to
       common stockholders                      (22,729)         (6,292)         36,135         (24,042)        (16,928)
    Basic and diluted earnings (loss)
       per share
       Continuing operations                      (0.17)           0.23           (0.09)          (0.28)          (0.34)
       Discontinued operations                    (0.11)          (0.31)           0.45            0.02            0.14
       Net loss attributable to common
         stockholders                             (0.28)          (0.08)           0.36           (0.26)          (0.20)
       Weighted average shares
         outstanding used in computing
         basic and diluted earnings
         (loss) per share                        81,269          83,253          99,097          92,157          86,587

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McLean, Commonwealth of Virginia, on this 18th day of March, 2002.

                          Microstrategy Incorporated
                          (Registrant)


                          By:           /s/ Michael J. Saylor
                              ------------------------------------------------
                                Name:  Michael J. Saylor
                                Title: Chairman of the Board of Directors and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                     Position                           Date
                   ----                                     --------                           ----
          /s/ Michael J. Saylor              Chairman of the Board of Directors and       March 18, 2002
--------------------------------------           Chief Executive Officer (Principal
            Michael J. Saylor                    Executive Officer)


            /s/ Eric F. Brown                President and Chief Financial Officer        March 18, 2002
--------------------------------------           (Principal Financial and
              Eric F. Brown                      Accounting Officer)


           /s/ Sanju K. Bansal               Vice Chairman of the Board of                March 18, 2002
--------------------------------------           Directors, Executive Vice
             Sanju K. Bansal                     President and Chief Operating
                                                 Officer

           /s/ F. David Fowler               Director                                     March 18, 2002
--------------------------------------
             F. David Fowler

                                             Director                                     March 18, 2002
--------------------------------------
           Jonathan J. Ledecky

           /s/ Jay H. Nussbaum               Director                                     March 18, 2002
--------------------------------------
             Jay H. Nussbaum

            /s/ Stuart B. Ross               Director                                     March 18, 2002
--------------------------------------
              Stuart B. Ross

           /s/ John W. Sidgmore              Director                                     March 18, 2002
--------------------------------------
             John W. Sidgmore

          /s/ Ralph S. Terkowitz             Director                                     March 18, 2002
--------------------------------------
            Ralph S. Terkowitz

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNT
              For the years ended December 31, 1999, 2000 and 2001
                                 (in thousands)

Allowance for doubtful accounts

                  Balance at the                                   Balance at
                   beginning of                                    the end of
                    the period       Additions (1)  Deductions     the period
                -----------------   ------------   -----------   ------------
31-Dec-99        $  1,585             $   4,625    $  (2,881)     $    3,329
31-Dec-00           3,329                10,129       (3,814)          9,644
31-Dec-01           9,644                 4,014       (6,549)          7,109

 (1)  Reductions in/charges to revenues and expenses

                                INDEX TO EXHIBITS

 Exhibit
  Number  Description
 -------  -----------

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

   3.4 Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock. (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001, and incorporated by reference herein).

   3.5 Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001, and incorporated by reference herein).

   3.6 Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001, and incorporated by reference herein).

   3.7 Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

   4.1 Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

   10.1   Amended and Restated 1996 Stock Plan of the registrant (filed as
          Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).

   10.2 Amended and Restated 1997 Stock Option Plan for French Employees of the registrant (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

   10.3 1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

   10.4 Amendment No. 2 to the registrant's 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).

   10.5   1998 Employee Stock Purchase Plan of the registrant (filed as Exhibit
          10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).

  Exhibit
  -------
  Number  Description
  ------  -----------

   10.6 Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

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

   10.9 DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation (filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

  10.10 Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein.

  10.11 First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant.

  10.12 Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

  10.13 Amended and Restated Loan and Security Agreement by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation, dated as of June 14, 2001 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 20, 2001 and incorporated by reference herein).

  10.14 Consent and Amendment Number One, dated as of August 29, 2001, to Amended and Restated Loan and Security Agreement by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).

  10.15 Waiver, Consent and Agreement, dated December 31, 2001, by and among Foothill Capital Corporation, the registrant, MicroStrategy Services Corporation, MicroStrategy Capital Corporation and Strategy.com Incorporated.

  10.16 Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated February 28, 2002, by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation.

  10.17 Amended and Restated General Continuing Guaranty, dated as of August 29, 2001, by and among the registrant, Aventine Incorporated, MicroStrategy Capital Corporation, MicroStrategy Management Corporation and Strategy.com Incorporated, in favor of Foothill Capital Corporation (filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).

  10.18 Security Agreement by and among the registrant, Aventine Incorporated, MicroStrategy Capital Corporation, MicroStrategy Management Corporation and Foothill Capital Corporation, dated as of February 9, 2001 (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

  Exhibit
  -------
  Number  Description
  ------  -----------

  10.19 Warrant to Purchase Class A Common Stock of the registrant, dated February 9, 2001, issued to Foothill Capital Corporation (filed as
          Exhibit 10.4 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

  10.20 Registration Rights Agreement by and between the registrant and Foothill Capital Corporation, dated as of February 9, 2001 (filed as
          Exhibit 10.5 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on February 15, 2001 and incorporated by reference herein).

  10.21 Amended and Restated Registration Rights Agreement, dated as of April June 14, 2001, by and among the registrant, Fisher Capital Ltd. and Wingate Capital Ltd. (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001 and incorporated by reference herein).

  10.22 Amended and Restated Registration Rights Agreement, dated as of June 14, 2001, by and between the registrant and HFTP Investment L.L.C. (filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001 and incorporated by reference herein).

  10.23 Amended and Restated Registration Rights Agreement, dated as of June 14, 2001, by and between the registrant and Leonardo, L.P. (filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on June 18, 2001 and incorporated by reference herein).

   21.1   Subsidiaries of the registrant.

   23.1   Consent of PricewaterhouseCoopers LLP.

   99.1 Software Development and OEM Agreement, dated December 28, 1999, between the registrant and Exchange Applications, Inc. (filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).