Form 10-Q/A
period 2001-09-30
MICROSTRATEGY INC
filed 2002-05-14
CIK 1050446

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

                   For the transition period from ____to ____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Class A common stock and Class B common stock outstanding on November 1, 2001 was 43,451,963 and 49,421,262, respectively.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 29, 2001, the Company issued an aggregate of 3,500,000 shares of its class A common stock to seven persons in exchange for the remaining 16,536,049 outstanding shares of series A preferred stock, $.001 par value per share, of the Company's subsidiary, Strategy.com Incorporated. The issuance of the class A common stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. No underwriters were involved in the foregoing issuance of securities.

On June 7, 2000, the Company entered into an agreement with Claudio Remon, the controlling stockholder of DSS Consulting, S.A. ("DSS"), a company organized under the laws of Argentina. The primary purpose of the agreement was to grant the Company the right to hire certain employees of DSS. In exchange, the Company issued, in a first installment, 57,143 shares of its class A common stock to Mr. Remon in June 2000, as reported in the Company's Form 10-Q (file no. 000-24435) filed on August 14, 2000. The Company issued to Mr. Remon a second installment of 259,889 shares of class A common stock in September 2001. Issuance of this second installment of shares to Mr. Remon was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder. The Company anticipates that it will issue additional shares of its class A common stock to Mr. Remon contingent upon the achievement of specific revenue and attrition criteria stipulated in the agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MICROSTRATEGY INCORPORATED

                              By:   /s/ Eric F. Brown
                                  ------------------------------------------
                                Name: Eric F. Brown
                                Title: President and Chief Financial Officer



Date:  May 14, 2002