Form 10-Q
period 2002-03-31
MICROSTRATEGY INC
filed 2002-05-14
CIK 1050446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    -------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's class A common stock and class B common stock outstanding on May 1, 2002 was 47,043,999 and 46,431,368, respectively.

                           MICROSTRATEGY INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001....................     1

           Consolidated Statements of Operations For the Three Months Ended March 31, 2002 (unaudited) and
           2001 (unaudited)......................................................................................     3

           Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2002 (unaudited) and
           2001 (unaudited)......................................................................................     4

           Notes to Consolidated Financial Statements (unaudited)................................................     5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................    21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................................    44

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................    46

Item 6.    Exhibits and Reports on Form 8-K......................................................................    47

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICROSTRATEGY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                             March 31,   December 31,
                                                                               2002          2001
                                                                             ---------   ------------
                                                                            (unaudited)
Assets
   Current assets:
      Cash and cash equivalents                                              $  32,627    $  38,409
      Restricted cash                                                              194          439
      Short-term investments                                                       590          904
      Accounts receivable, net                                                  22,652       22,281
      Prepaid expenses and other current assets                                  4,736        5,902
                                                                             ---------    ---------
         Total current assets                                                   60,799       67,935
                                                                             ---------    ---------
   Property and equipment, net                                                  24,303       26,506
   Goodwill and intangible assets, net                                           4,437        5,402
   Deposits and other assets                                                     5,913        3,789
                                                                             ---------    ---------
         Total assets                                                        $  95,452    $ 103,632
                                                                             =========    =========

Liabilities and Stockholders' Equity (Deficit)
   Current liabilities:
      Accounts payable and accrued expenses                                  $  17,210    $  18,935
      Accrued compensation and employee benefits                                 8,373       13,654
      Accrued interest and preferred dividends                                   8,012        7,351
      Accrued restructuring costs                                                6,455        7,422
      Deferred revenue and advance payments                                     22,796       20,987
      Contingency from terminated contract                                      17,167       17,074
      Working capital line of credit                                                --        1,212
      Net liabilities of discontinued operations                                 3,309        4,479
                                                                             ---------    ---------
         Total current liabilities                                              83,322       91,114
                                                                             ---------    ---------
   Deferred revenue and advance payments                                         4,198        5,431
   Accrued litigation settlement                                                65,120       68,637
   Other long-term liabilities                                                   2,929        3,536
   Accrued restructuring costs                                                   4,861        4,271
                                                                             ---------    ---------
         Total liabilities                                                     160,430      172,989
                                                                             ---------    ---------
   Commitments and contingencies
   Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 1 and 1 shares issued and
      outstanding, respectively                                                  6,449        6,385
   Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 3 shares issued and
      outstanding, respectively                                                 32,422       32,343
   Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 3 shares issued and
      outstanding, respectively                                                 26,130       25,937

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                           MICROSTRATEGY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Continued)

                                                                             March 31,   December 31,
                                                                               2002          2001
                                                                             ---------   ------------
                                                                            (unaudited)
Series D convertible preferred stock, par value $0.001 per share, 2 shares authorized, 1 and 1 shares issued and outstanding,
   respectively                                                                  4,215        3,985

Stockholders' Equity (Deficit):
   Preferred stock undesignated, par value $0.001 per share, 4,973
      shares authorized, no shares issued or outstanding                            --           --
   Class A common stock, par value $0.001 per share, 330,000 shares authorized, 46,429 and 43,689 shares issued and outstanding,
      respectively                                                                  46           44
   Class B common stock, par value $0.001 per share, 165,000 shares authorized, 46,531 and 48,233 shares issued and outstanding,
      respectively                                                                  47           48
   Additional paid-in capital                                                  240,379      239,580
   Deferred compensation                                                           (69)         (99)
   Accumulated other comprehensive income                                        2,545        2,547
   Accumulated deficit                                                        (377,142)    (380,127)
                                                                             ---------    ---------
      Total stockholders' equity (deficit)                                    (134,194)    (138,007)
                                                                             ---------    ---------
      Total liabilities, convertible preferred stock and stockholders'
         equity (deficit)                                                    $  95,452    $ 103,632
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

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------    --------
Revenues:
   Product licenses                                                  $ 14,498    $ 18,636
   Product support and other services                                  21,161      30,776
                                                                     --------    --------
      Total revenues                                                   35,659      49,412
                                                                     --------    --------
Cost of revenues:
   Product licenses                                                       521       1,049
   Product support and other services                                   6,640      15,345
                                                                     --------    --------
      Total cost of revenues                                            7,161      16,394
                                                                     --------    --------
Gross profit                                                           28,498      33,018
                                                                     --------    --------
Operating expenses:
   Sales and marketing                                                 12,470      26,630
   Research and development                                             5,351      10,463
   General and administrative                                           6,762      11,728
   Restructuring and impairment charges                                 1,232          --
   Amortization of goodwill and intangible assets                         965       4,249
                                                                     --------    --------
      Total operating expenses                                         26,780      53,070
                                                                     --------    --------
Income (loss) from operations                                           1,718     (20,052)
Financing and other income (expense):
   Interest income                                                        230         809
   Interest expense                                                    (1,619)       (284)
   Loss on investments                                                   (289)     (1,097)
   Reduction in estimated cost of litigation settlement                 3,460       9,665
   Other expense, net                                                    (116)        (90)
                                                                     --------    --------
      Total financing and other income                                  1,666       9,003
                                                                     --------    --------
Income (loss) from continuing operations before income taxes            3,384     (11,049)
   Provision for income taxes                                             399         289
                                                                     --------    --------
Net income (loss) from continuing operations                            2,985     (11,338)
                                                                     --------    --------
Discontinued operations:
   Loss from discontinued operations                                       --      (9,233)
                                                                     --------    --------
Net income (loss)                                                       2,985     (20,571)
                                                                     --------    --------
   Dividends on and accretion of series A, B, C, and D convertible
      preferred stock                                                  (2,557)     (2,158)
                                                                     --------    --------
Net income (loss) attributable to common stockholders                $    428    $(22,729)
                                                                     ========    ========

Basic earnings (loss) per share:
   Continuing operations                                             $   0.00    $  (0.17)
   Discontinued operations                                           $     --    $  (0.11)
                                                                     --------    --------
   Net income (loss) attributable to common stockholders             $   0.00    $  (0.28)
                                                                     ========    ========
   Weighted average shares outstanding used in computing basic
      earnings (loss) per share                                        93,377      81,269
                                                                     ========    ========

Diluted earnings (loss) per share:
   Continuing operations                                             $  (0.08)   $  (0.17)
   Discontinued operations                                           $     --    $  (0.11)
                                                                     --------    --------
   Net income (loss) attributable to common stockholders             $  (0.08)   $  (0.28)
                                                                     ========    ========
   Weighted average shares outstanding used in computing diluted
      earnings (loss) per share                                       118,824      81,269
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

                           MICROSTRATEGY INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                     2002      2001
                                                                                   -------   --------
Operating activities:
   Net income (loss) from continuing operations                                    $ 2,985   $(11,338)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  3,493      7,368
      Bad debt provision                                                              (461)     2,511
      Net realized loss on sale and write-down of short-term investments               289      1,097
      Non-cash portion of restructuring and impairment charges                         (36)        --
      Decrease in estimated cost of litigation settlement                           (3,460)    (9,665)
      Non-cash charges and fees on Credit Facility                                     172         53
      Other, net                                                                       447        151
   Changes in operating assets and liabilities:
      Accounts receivable                                                               90      9,830
      Prepaid expenses and other current assets                                      1,261      1,049
      Deposits and other assets                                                     (2,669)      (583)
      Accounts payable and accrued expenses, compensation and employee benefits,
         interest and preferred dividends                                           (5,157)   (12,875)
      Accrued restructuring costs                                                     (341)        --
      Deferred revenue and advance payments, net of reclass on contingency from
         terminated contract                                                           704     (6,612)
      Other long-term liabilities                                                     (607)        --
                                                                                   -------   --------
         Net cash used in operating activities                                      (3,290)   (19,014)
                                                                                   -------   --------
Investing activities:
      Purchases of property and equipment                                             (582)    (1,842)
      Purchases of short-term investments                                               --     (1,599)
      Proceeds from sales of short-term investments                                     --      2,166
      Decrease in restricted cash                                                      245     25,484
                                                                                   -------   --------
         Net cash (used in) provided by investing activities                          (337)    24,209
                                                                                   -------   --------
Financing activities:
      Proceeds from sale of class A common stock and exercise of stock options         565      3,471
      Proceeds from term loan in connection with the Credit Facility                    --     10,000
      Net cash payments under the Modified Credit Facility                          (1,316)        --
                                                                                   -------   --------
         Net cash (used in) provided by financing activities                          (751)    13,471
         Effect of foreign exchange rate changes on cash and cash equivalents         (234)      (588)
                                                                                   -------   --------
Net (decrease) increase in cash and cash equivalents from continuing operations     (4,612)    18,078
Net cash (advanced to) received from discontinued operations                        (1,170)     3,459
                                                                                   -------   --------
Net (decrease) increase in cash and cash equivalents                                (5,782)    21,537
Cash and cash equivalents, beginning of period                                      38,409     33,203
                                                                                   -------   --------
Cash and cash equivalents, end of period                                           $32,627   $ 54,740
                                                                                   =======   ========

Supplemental disclosure of noncash investing and financing activities:
   Stock received in exchange for products and services                            $    93   $    762
                                                                                   =======   ========
   Issuance of class A common stock warrants                                       $    --   $    414
                                                                                   =======   ========
   Payment of redeemable convertible preferred stock dividends through the
      issuance of class A common stock                                             $ 2,811   $    599
                                                                                   =======   ========

  The accompanying notes are an intergral part of these Consolidated Financial
                                   Statements.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Basis of Presentation

The consolidated balance sheet of MicroStrategy Incorporated ("MicroStrategy" or the "Company") as of March 31, 2002, the related consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has incurred substantial losses for each of the three years in the period ended December 31, 2001. For the three months ended March 31, 2002, the Company incurred negative cash flows from operations of $3.3 million. As of March 31, 2002, the Company had an accumulated deficit of $377.1 million and a working capital deficit of $2.0 million, excluding contingency from terminated contract and net liabilities of discontinued operations of $17.2 million and $3.3 million, respectively. The Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, or other financing sources for the Company. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if the Company does not achieve revenues and generate cash flow at anticipated levels, it will need to take further actions to reduce costs in order to minimize its losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the modified credit facility entered into in June 2001 (Note 7) will be sufficient to meet the Company's working capital requirements and anticipated capital expenditures through the end of 2002.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The adoption of this statement as of January 1, 2002 had no material impact on the Company's consolidated financials statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the Company's amortization of goodwill and intangible assets.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the Company. The adoption of this statement as of January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

In November 2001, the FASB staff reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 concludes that consideration from a vendor to a customer or a reseller is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and all prior period amounts are required to be reclassified to conform to the current period presentation. The adoption of this standard as of January 1, 2002 did not have any impact on the Company's consolidated financial statements.

In November 2001, the FASB staff issued EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation. During the first quarter of 2002, the Company classified $207,000 of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statement of operations for the first quarter of 2001 has been reclassified to include $463,000 of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase to the cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on the Company's net income (loss) for either period.

(3) Discontinued Operations

During the second quarter of 2001, the Company substantially curtailed operations of its subsidiary, Strategy.com, and reduced the Strategy.com workforce to approximately 40 employees. During the third quarter of 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and continued to review its options with respect to the remaining assets of Strategy.com. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million during the fourth quarter of 2001. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date of December 31, 2001 through the expected disposal date in the first half of 2002. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com revenues were $0 and $2.4 million for the three months ended March 31, 2002 and 2001, respectively. The net loss from Strategy.com was $0 and $9.2 million for the three months ended March 31, 2002 and 2001, respectively. The net liabilities of Strategy.com included within net liabilities of discontinued operations in the accompanying consolidated balance sheets consist of the following, as of, (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                   March 31,   December 31,
                                                     2002          2001
                                                   ---------   ------------
Current assets (liabilities):
   Cash and cash equivalents                        $    --      $    --
   Accounts receivable, net                              11           25
   Prepaid expenses and other current assets             22          272
   Accounts payable and accrued expenses             (3,129)      (4,307)
   Accrued compensation and employee benefits            --         (100)
   Accrued restructuring costs                         (213)        (300)
   Deferred revenue and advance payments                 --           (3)
   Other liabilities                                     --          (66)
                                                    -------      -------
      Net liabilities of discontinued operations    $(3,309)     $(4,479)
                                                    =======      =======

(4) Investments

The following summarizes by major security type the fair market value and cost of the Company's investments as of, (in thousands):

                                          March 31,    December 31,
                                            2002           2001
                                        ------------   ------------
                                        Fair           Fair
                                        Value   Cost   Value   Cost
                                        -----   ----   -----   ----
Marketable equity securities             $590   $629    $904   $826
Non-publicly traded equity securities      --     --      --     --
                                         ----   ----    ----   ----
                                         $590   $629    $904   $826
                                         ====   ====    ====   ====
Classified as:
   Short-term investments                $590           $904
   Long-term investments                   --             --
                                         ----           ----
                                         $590           $904
                                         ====           ====

In August 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In February 2001, this voice portal technology company was acquired by a publicly-traded company for a combination of cash and common stock. In consideration for its interest in the voice portal technology company, MicroStrategy received $2.2 million in cash and 454,503 shares of common stock valued at $2.0 million. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during the first quarter of 2001 based on the difference between its original basis in its investment and the fair value of the consideration received. Due to a subsequent decrease in the market value of the publicly-traded company's common stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at December 31, 2001 and recognized a loss of $1.4 million during 2001. Due to a further decrease in the market value of the publicly-traded company's common stock during the first quarter of 2002 and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at March 31, 2002 and recognized a loss of $209,000 during the three months ended March 31, 2002.

During 2000, the Company received 805,800 shares of Exchange Applications, Inc. ("Exchange Applications") common stock, originally valued at $13.1 million, in consideration for the sale of MicroStrategy software, technical support and consulting services. During the first quarter of 2001, the Company sold 161,300 of these shares for a gain of $24,000.

In March 2001, the Company received an additional 320,733 shares of Exchange Applications' stock, originally valued at $762,000, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a subsequent decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

March 31, 2001 and recognized a loss of $281,000 during the three months ended March 31, 2001.

In January 2002, the Company received an additional 320,733 shares of Exchange Applications' stock, originally valued at $93,000, in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a subsequent decrease in the market value of Exchange Applications' stock and because the timing and amount of future recovery, if any, is uncertain, the Company wrote down the investment to its fair value at March 31, 2002 and recognized a loss of $80,000 during the three months ended March 31, 2002.

(5) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

                                           March 31,   December 31,
                                             2002          2001
                                           ---------   ------------
Billed and billable                         $36,699      $ 41,997
Less: billed and unpaid deferred revenue     (8,756)      (12,607)
                                            -------      --------
                                             27,943        29,390
Less: allowance for doubtful accounts        (5,291)       (7,109)
                                            -------      --------
                                            $22,652      $ 22,281
                                            =======      ========

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Contingency from Terminated Contract

In the third quarter of 2001, the Company notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the "OEM Agreement") that the companies had entered into as of December 28, 1999. The Company advised Exchange Applications that it must use commercially reasonable efforts to cure the defaults by paying the Company approximately $23.3 million plus interest. Exchange Applications responded by denying the default of its obligations and alleging that the Company had breached its contractual obligations. Exchange Applications also informed the Company that it may seek a reimbursement of all amounts paid to MicroStrategy, including a refund of $10.0 million and the return of 2,592,741 shares of common stock of Exchange Applications, 320,733 shares of which were received by the Company in January 2002. Management believes that the Company has not committed any breach of obligations alleged by Exchange Applications. Accordingly, the Company responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications' material default. As of March 31, 2002, Exchange Applications had not agreed to the termination. Because the Company is no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract of $9.4 million and $7.8 million, respectively, or $17.2 million in aggregate, has been classified as contingency from terminated contract in the accompanying consolidated balance sheet as of March 31, 2002. The ultimate resolution of this contract dispute will determine the final disposition of the recorded amounts. The final resolution of this matter is currently uncertain; however, the Company does not believe it will incur any additional liabilities related to this contract dispute.

(7) Borrowings

In March 1999, the Company entered into a line of credit agreement with a commercial bank which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, the Company entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit accrued interest at LIBOR plus 1.75%, included a 0.2% unused line of credit fee, and required monthly payments of interest. The line of credit was secured by $25.9 million of cash and cash equivalents.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

On June 14, 2001, the Company entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreases by $278,000 per month through March 2002, and the remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, the Company also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million under the Modified Credit Facility.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The Company's borrowing rate in effect at March 31, 2002 was 6.25%. The Modified Credit Facility also includes an annual 1.50% letter of credit fee. Monthly payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of the Company's domestic assets. During the three months ended March 31, 2002, the Company made payments under the Modified Credit Facility of $2.3 million which were offset by cash advances of $1.0 million. At March 31, 2002, the Company had no principal amounts outstanding under the Modified Credit Facility. Taking into account outstanding letters of credit of $5.6 million, the Company had $24.4 million available for future drawdowns, subject to borrowing base limitations. As a result of the borrowing base limitations, $4.5 million of additional borrowing capacity under the Modified Credit Facility was available at March 31, 2002. If the borrowing base is less than the outstanding letters of credit, the Company is required to deposit an amount of cash equal to the deficiency into a restricted account.

Under the terms of the Modified Credit Facility, the Company is required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company may incur. At March 31, 2002, the Company was in compliance with all covenants. The Modified Credit Facility included a covenant to raise $10.0 million of additional financing by March 31, 2002 through equity financing, subordinated debt, or net proceeds from the sale of non-core assets, as defined in the agreement, which was modified in February 2002 to extend the date by which this additional financing is required to June 30, 2002. On April 26, 2002, the Modified Credit Facility was further amended to eliminate this covenant requiring additional financing. Additionally, in conjunction with the amendment, the financial covenant requiring achievement of certain minimum earnings amounts was revised to increase the levels of those minimum earnings amounts in future periods.

In addition to the interest and other fees on borrowings under the New Credit Facility, the Company granted the lender warrants to purchase 50,000 shares of the Company's class A common stock at an exercise price of $14.825 per share, subject to adjustment as set forth therein, and expiring five years after the date of issuance. The fair value of the warrants of $414,000 was accounted for as debt issuance costs and will be amortized as interest expense through the expiration of the Modified Credit Facility. Interest expense related to the amortization of the initial value of the warrant was $35,000 during the three months ended March 31, 2002. The warrants may be exercised by tendering cash, executing a cashless exercise using the value of the warrants, or by tendering principal outstanding under the Modified Credit Facility. Because the warrants meet the definition of a derivative under SFAS No. 133, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis with the change being

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

recorded as interest expense. During 2002, fair value was determined using the Black-Scholes pricing model with the following assumptions used for the calculation: volatility factor of 120%, risk free interest rate of 4.9%, expected life of 5 years, and no dividend yield. As a result of a decline in the fair value of the warrants as of March 31, 2002, the Company recorded reductions in the carrying value of its warrant liability and a decrease in interest expense in the amount of $20,000 during the three months ended March 31, 2002.

(8) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

                                                      March 31,   December 31,
                                                        2002          2001
                                                      ---------   ------------
Current:
Deferred product revenue                               $   624      $  2,587
Deferred product support and other services revenue     30,602        30,480
                                                       -------      --------
                                                        31,226        33,067
Less: billed and unpaid deferred revenue                (8,430)      (12,080)
                                                       -------      --------
                                                       $22,796      $ 20,987
                                                       =======      ========

Non-current:
Deferred product revenue                               $   498      $    709
Deferred product support and other services revenue      4,026         5,249
                                                       -------      --------
                                                         4,524         5,958
Less: billed and unpaid deferred revenue                  (326)         (527)
                                                       -------      --------
                                                       $ 4,198      $  5,431
                                                       =======      ========

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(9) Litigation

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

In October 2000, the Company entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration. The Company expects that the consideration will be issued to the class members in the second or third quarter of 2002 after the remaining closing conditions have been met. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The Company will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of the Company's class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company's stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due.

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities to be issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer and current Vice President of Business Affairs, were required to tender to the Company for no consideration an aggregate of 1,683,504 shares of class A common stock for cancellation. On November 7, 2001, Mr. Saylor, Mr. Bansal, and Mr. Lynch contributed 1,683,504 shares of class A common stock to the Company. Since Mr. Saylor and Mr. Bansal are principal shareholders of the Company, their actions were deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution during the fourth quarter of 2001 for the shares received from Mr. Saylor and Mr. Bansal for approximately $4.3 million, which represents the fair value of the stock on the date of the contribution, and a corresponding increase in treasury stock for that same amount. Upon receipt, the Company immediately canceled the contributed shares. Accordingly, upon completion of the distribution of the securities under the settlement agreements, the Company will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, the Company established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, the Company has updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $3.5 million and $9.7 million during the three months ended March 31, 2002 and 2001, respectively. The reduction in estimated cost of litigation settlement was comprised of the following, during the periods ending (in thousands):

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                       March 31,   March 31,
                                                         2002        2001
                                                       ---------   ---------
Promissory notes to be issued                          $    --      $    --
Class A common stock to be issued                       (2,222)          --
Warrants to be issued                                   (1,238)      (9,915)
Pending loss on additional settlement                       --          250
Legal fees                                                  --           --
Administration costs                                        --           --
                                                       -------      -------
Reduction in estimated cost of litigation settlement   $(3,460)     $(9,665)
                                                       =======      =======

The fair value of the promissory notes was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. Based on the terms of the debt instrument and the market conditions in existence at the time, the fair value of the promissory notes was initially estimated during 2000 assuming a market borrowing rate of 12%. Based on an estimated market borrowing rate of 12%, an expected discount of $11.3 million was initially computed on the unsecured subordinated promissory notes during 2000. Due to changes in market conditions since the settlement, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 20% during the second quarter of 2001. Based on an estimated market borrowing rate of 20%, the expected discount on the unsecured subordinated promissory notes was increased to $28.0 million. As market conditions and assumptions remained similar, no change in the estimated fair value of the promissory notes was recorded during the first quarter of 2002. Upon issuance of these promissory notes, the discount will be amortized to interest expense over the term of the promissory notes.

Prior to approval of the class action settlement by the United States District Court on April 2, 2001, the Company was obligated to issue the greater of 550,000 shares of common stock or a number of shares of common stock with a value of $16.5 million based upon the per share price of the stock on the date of the settlement hearing. Because the number of shares and share price were not fixed, the Company recorded the full amount of the $16.5 million value of the common stock portion of the settlement. As a result of the court's approval during the second quarter of 2001, the number of shares of common stock was fixed at 2,777,778 shares based upon a per share price of $5.94. As a result of a decline in the Company's class A common stock price from $3.85 per share as of December 31, 2001 to $3.05 per share as of March 31, 2002, the value of the common stock to be issued under the settlement agreement was reduced by $2.2 million to $8.5 million during the first quarter of 2002.

The fair value of the warrants to be issued in connection with the litigation settlement was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation during the first quarter of 2002 and 2001, respectively: volatility factors of 120% and 119%, risk free interest rate of 4.9% and 5.5%, expected life of 5 years, and no dividend yield. As a result of changes in the estimated fair value of the warrants during the first quarter of 2002 and 2001, the Company recorded reductions in the provision for the litigation settlement of $1.2 million and $9.9 million, respectively, during the three months ended March 31, 2002 and 2001.

The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of the Company's class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, the Company will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, the Company will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis after issuance and until they are exercised or expire.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The details of the accrued litigation settlement consist of the following, as of (in thousands):

                                                March 31, 2002                           December 31, 2001
                                    ---------------------------------------   ---------------------------------------
                                        Accounts        Accrued                  Accounts         Accrued
                                      Payable and      Litigation    Total      Payable and      Litigation    Total
                                    Accrued Expenses   Settlement   Accrual   Accrued Expenses   Settlement   Accrual
                                    ----------------   ----------   -------   ----------------   ----------   -------
Promissory notes to be issued             $ --          $52,500     $52,500         $ --          $52,500     $52,500
Class A common stock to be issued           --            8,473       8,473           --           10,695      10,695
Warrants to be issued                       --            4,014       4,014           --            5,252       5,252
Pending loss on additional settlement       --              133         133           --              190         190
Legal fees                                  69               --          69          331               --         331
Administration costs                       409               --         409          409               --         409
                                          ----          -------     -------         ----          -------     -------
   Total accrual                          $478          $65,120     $65,598         $740          $68,637     $69,377
                                          ====          =======     =======         ====          =======     =======

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). The lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating trade secrets and confidential information and soliciting the Company's employees and customers. The Company's complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company's software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, the Company amended its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, the Company submitted an agreed order to further amend its complaint against BO to add claims for violations of the Virginia Conspiracy Act. The Company is seeking monetary damages and injunctive relief. Trial is scheduled to commence on October 8, 2002.


(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company's financial position, results of operations, or cash flows.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(10) Redeemable Convertible Preferred Stock

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

The series B preferred stock and the series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of class A common stock at the option of the Company, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their series B preferred stock and series C preferred stock into shares of the Company's class A common stock. At the option of the Company, the series B and series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into class A common stock at a conversion price of 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

On September 10, 2001 the Company paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

The series B and series C preferred stock is redeemable upon certain triggering events such as suspension from trading or failure of the Company's class A common stock to be listed on the Nasdaq National Market or the Nasdaq SmallCap Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period and other events as defined in the respective Certificate of Designations, Preferences and Rights of the series B and series C preferred stock. In the event of redemption upon a triggering event, the series B and series C preferred stock is redeemable at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of the Company's class A common stock on the day immediately before the triggering event occurs. The series D preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series D preferred stock. In the event of redemption upon a triggering event, the series D preferred stock is redeemable at the stated value of such shares of preferred stock or the product of the number of shares of class A common stock into which the series D preferred stock is convertible multiplied by the closing sale price of the Company's class A common stock on the day immediately before the triggering event occurs. As of March 31, 2002, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series B and series C preferred stock shall have the right, at the holder's option, to require the Company to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends.

Other than as required by law, holders of each series of preferred stock have no voting rights, except that the consent of at least two-thirds of the outstanding shares of the applicable series of preferred stock would be required to effect any change in either the Company's Amended and Restated Certificate of Incorporation or Certificates of Designation that would change any of the rights of the applicable series of preferred stock or to issue any other additional shares of such series of preferred stock. Each series of preferred stock ranks senior to common stock with respect to distribution and payments upon the liquidation or dissolution of the Company. Each series of preferred stock has a liquidation preference of $10,000 per share plus accrued and unpaid dividends. Additionally, holders of each series of preferred stock are entitled to participate in dividends and distributions on common stock, if any, to the same extent as if they held shares of common stock on the record date for such dividends and distributions.

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

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Based on the valuation of the series D preferred stock, the Company determined that the effective conversion price of the series D preferred stock was less than the fair value of the Company's class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company's class A common stock on the closing date and the effective conversion price of the series D preferred stock. The beneficial conversion feature has been recorded as a discount on the value of the series D preferred stock and an increase in additional paid-in capital and will be accreted using the effective interest method over the three-year term of the series D preferred stock. For the three months ended March 31, 2002, accretion to the carrying value of the beneficial conversion feature was $231,000.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at the election of the Company. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the 650 remaining shares of series A preferred stock was adjusted downward from $33.39 per share to $3.08 per share based on the average of the dollar-volume weighted average price of the Company's class A common stock during the ten trading days immediately preceding July 5, 2001. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of March 31, 2002, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. The Company has elected to mandatorily convert the 650 remaining shares of series A preferred stock at its June 19, 2002 maturity into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The series A preferred stock is redeemable upon certain triggering events such as suspension from trading or failure of the Company's class A common stock to be listed on the Nasdaq National Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period and other events as defined in the Certificate of Designations, Preferences and Rights of the series A convertible preferred stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of March 31, 2002, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series A preferred stock shall have the right, at the holder's option, to require the Company to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends.

The Company has recorded each series of preferred stock issued in June 2001 at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on the respective fair value of each series. The Company is accreting the carrying value of the series B and series C preferred stock to its stated value over the three-year term of each series of preferred stock. For the three months ended March 31, 2002, accretion to the carrying value of the preferred stock was $335,000. Because the series D preferred stock requires share settlement at maturity and does not have a mandatory cash redemption requirement, except upon a triggering event, the Company will not accrete the carrying value of the series D preferred stock to its stated value.

For the three months ended March 31, 2002 and 2001, the Company accrued total dividends of $2.0 million and $2.2 million, respectively, on all of its series of preferred stock. During the three months ended March 31, 2002, the Company paid aggregate preferred stock dividends valued at $2.8 million through the issuance of 756,726 shares of class A common stock in lieu of cash. During the three months ended March 31, 2001, the Company paid aggregate preferred stock dividends valued at $599,000 through the issuance of 63,146 shares of class A common stock in lieu of cash. As of March 31, 2002 and December 31, 2001, the Company accrued preferred stock dividends of $2.0 million and $2.8 million, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

(11) Redeemable Convertible Preferred Stock of Discontinued Operations

In October 2000, the Board of Directors of Strategy.com authorized the issuance of 47,884,011 shares of series A redeemable convertible preferred stock with a par value of $0.001. Dividends are accreted at a rate of $0.2552 per annum. The preferred stock is automatically convertible into class A common stock of Strategy.com, at the then

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

effective conversion rate, at the time of an initial public offering resulting in at least $30.0 million of net proceeds to Strategy.com. The preferred shares are mandatorily redeemable for $3.19 per share plus any dividends accrued or declared but unpaid thereon at mandatory redemption dates of October 17, 2005, 2006 and 2007, with the maximum redemption portions at each date being 33%, 50% and 100%, respectively. Each holder of outstanding shares of series A redeemable convertible preferred stock of Strategy.com is entitled to the number of votes equal to the number of whole shares of Strategy.com common stock into which the shares of series A redeemable convertible preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matters. Additionally, the preferred stock has a liquidation preference of $3.19 per share plus any dividends accrued or declared but unpaid thereon.

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

On August 29, 2001, the Company entered into an exchange agreement (the "Exchange Agreement") pursuant to which MicroStrategy acquired all 16,536,049 shares of Strategy.com's series A preferred stock in exchange for 3,500,000 shares of MicroStrategy's class A common stock. Based on the closing price of the Company's class A common stock of $2.49 per share on the date of the closing and the carrying value of Strategy.com's series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million attributable to common stockholders. This gain represented the excess of the carrying value of Strategy.com's preferred stock over the fair value of the Company's class A common stock exchanged in the transaction.

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the three months ended March 31, 2001, the Company accreted offering costs and dividends of $1.1 million on the preferred stock of Strategy.com. The accretion of offering costs and dividends on Strategy.com's preferred stock until the date of redemption was previously classified as minority interest and is now reflected within loss from discontinued operations in the accompanying consolidated statements of operations.

(12) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net loss and reflected in stockholders' equity (deficit) as accumulated other comprehensive income.

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is calculated as follows (in thousands):

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                      2002       2001
                                                                     ------    --------
Net income (loss)                                                    $2,985    $(20,571)
Foreign currency translation adjustment                                 115        (287)
Unrealized loss on short-term investments, net of applicable taxes     (117)       (443)
                                                                     ------    --------
   Comprehensive income (loss)                                       $2,983    $(21,301)
                                                                     ======    ========

(13) Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" and EITF Topic D-72, "Effect of Contracts That May Be Settled in Stock or Cash on the Computation of

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Diluted Earnings per Share". Additionally, in accordance with EITF Topic D-95, "Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share," participating securities that are convertible into common stock must be included in the computation of basic earnings (loss) per share if their effect is dilutive. Because each series of the Company's preferred stock has participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, each series of preferred stock is considered to be a participating convertible security and is therefore included in the computation of basic earnings (loss) per share to the extent they are dilutive.

                                                 Three months ended                         Three months ended
                                                   March 31, 2002                             March 31, 2001
                                       ---------------------------------------   ---------------------------------------
                                          Income         Shares      Per Share      Income         Shares      Per Share
                                       (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                       -----------   -------------   ---------   -----------   -------------   ---------
Net income (loss) from continuing
   operations                            $  2,985                                  $(11,338)

Loss from discontinued operations              --                                    (9,233)
                                         --------                                  --------

Net income (loss)                           2,985                                   (20,571)

Dividends on and accretion of series
   A, B, C, and D convertible
   preferred stock                         (2,557)                                   (2,158)
                                         --------                                  --------

Net income (loss) attributable
   to common stockholders                     428                                   (22,729)

Effect of common stock:
Weighted average shares of
   class A common stock                                  46,846                                    30,293
Weighted average shares of
   class B common stock                                  46,531                                    50,976
                                         --------       -------                    --------        ------

Basic earnings (loss) per share               428        93,377        $ 0.00       (22,729)       81,269       $(0.28)
                                                                       ======                                   ======

Effect of dilutive securities:
Series C preferred stock                   (4,957)       10,500
Series B preferred stock                   (4,585)       12,500
Series A preferred stock                     (894)        2,447
                                         --------       -------                    --------        ------

Diluted loss per share                   $(10,008)      118,824        $(0.08)     $(22,729)       81,269       $(0.28)
                                         ========       =======        ======      ========        ======       ======

The numerator in the diluted loss per share calculation for the three months ended March 31, 2002 has been adjusted to add a $10.4 million assumed loss on conversion on the series C, B, and A preferred stock that would have resulted assuming settlement at the end of the period as required by the share settlement method.

The diluted loss per share calculation for the three months ended March 31, 2002 excludes series D preferred stock, which was convertible into 2,902,200 shares of class A common stock, because its effect would have been anti-dilutive. Employee stock options of 2,675,034 and 3,398,999 for the three months ended March 31, 2002 and 2001, respectively, have also been excluded from the diluted loss per share calculation because their effect would have been anti-dilutive. Additionally, series A preferred stock, which was convertible into 3,744,152 shares of class A common stock, was excluded from the diluted loss per share calculation for the three months ended March 31, 2001 because its effect would have been anti-dilutive.

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(14) Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented (Note 3). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment - business intelligence.

The following summary discloses total revenues and long-lived assets, excluding long-term net assets of discontinued operations, relating to the Company's geographic regions (in thousands):

                                        Domestic   International   Consolidated
                                        --------   -------------   ------------
Three Months Ended March 31, 2002
   Total license and service revenues    $23,367      $12,292         $35,659
   Long-lived assets                      32,315        2,338          34,653
Three Months Ended March 31, 2001
   Total license and service revenues    $32,633      $16,779         $49,412
   Long-lived assets                      67,249        3,700          70,949

Transfers relating to intercompany software license royalties from international to domestic operations of $2.4 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three months ended March 31, 2002 and 2001, no individual customer accounted for 10% or more of consolidated total revenue.

(15) Restructuring and Impairment Charges

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

As a result of these restructuring plans, the Company recorded restructuring and impairment charges during 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a

                           MICROSTRATEGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Additionally, in connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation's Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, the Company recorded an impairment charge to write-down that intangible asset to its fair value.

In connection with the impairment charges recorded during 2001, certain assets held for sale, which are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheet, were written down to their fair value of $912,000. During 2001, the Company sold approximately $400,000 of these assets held for sale. During the three months ended March 31, 2002, the Company sold an additional $39,000 of these assets held for sale and recognized a loss of $137,000 related to the disposal of certain of these assets held for sale.

The following table sets forth a summary of the accrued restructuring costs as of March 31, 2002 (in thousands):

                                       Accrued        Adjustments and                              Accrued
                                    Restructuring       Charges for        2002       2002     Restructuring
                                       Costs at             First        Non-cash     Cash        Costs at
                                  December 31, 2001     Quarter 2002     Charges    Payments   March 31, 2002
                                  -----------------   ---------------   ---------   --------   --------------
Severance and other employee
   termination benefits                $    72             $   --         $ --       $   (33)      $    39
Write-down of impaired assets               --                 --           --            --            --
Estimated sublease losses and
   other facility closing costs         10,967              1,232          (36)       (1,418)       10,745
Terminations of computer and
   equipment leases                        485                 --           --          (122)          363
Accrual for professional fees              169                 --           --            --           169
                                       -------             ------         ----       -------       -------
      Total restructuring and
      impairment charges               $11,693             $1,232         $(36)      $(1,573)      $11,316
                                       =======             ======         ====       =======       =======

Based upon a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, the Company adjusted its restructuring reserve by recording additional sublease losses of $1.2 million during the three months ended March 31, 2002. As of March 31, 2002, unpaid amounts of $6.5 million and $4.9 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to severance costs and fees incurred for professional services will be substantially paid during the second quarter of 2002. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 204,000 square feet of vacant office space, of which 101,000 square feet has been subleased as of March 31, 2002. The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $11.1 million at March 31, 2002 represents $19.7 million in gross lease obligations and $2.3 million of estimated commissions, concessions, and other costs, offset by $10.9 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates once all vacant office space has been entirely sublet. The Company is also considering terminating certain leases early. Except for its estimated sublease losses and other facility closing costs and computer and equipment leases, the Company expects that the 2001 restructuring plans will be substantially completed by June 2002.

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

Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users' business processes. Our web architecture provides reporting, security, performance and standards that are critical for web deployment. Within intranets, our products provide employees with information to enable them to make better, more cost-effective business decisions. In extranets, enterprises can use our MicroStrategy 7i software to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education and technical support services for our customers and partners.

Towards the end of 2000 and throughout 2001 and 2002, we have been affected by the global economic slowdown which has resulted in a decrease in corporate spending on information technology. These macro-economic factors have had an adverse impact on our results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, restructuring and impairment charges, refinancing of preferred stock, discontinued operations, contingency from terminated contract, litigation, and other contingencies. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                           2002      2001
                                                                           -----     -----
Statements of Operations Data
Revenues:
   Product licenses                                                         40.7%     37.7%
   Product support and other services                                       59.3      62.3
                                                                           -----     -----
      Total revenues                                                       100.0     100.0
                                                                           -----     -----
Cost of revenues:
   Product licenses                                                          1.5       2.1
   Product support and other services                                       18.6      31.1
                                                                           -----     -----
      Total cost of revenues                                                20.1      33.2
                                                                           -----     -----
Gross profit                                                                79.9      66.8
                                                                           -----     -----
Operating expenses:
   Sales and marketing                                                      35.0      53.9
   Research and development                                                 15.0      21.2
   General and administrative                                               19.0      23.7
   Restructuring and impairment charges                                      3.4        --
   Amortization of goodwill and intangible assets                            2.7       8.6
                                                                           -----     -----
      Total operating expenses                                              75.1     107.4
                                                                           -----     -----
Income (loss) from operations                                                4.8     (40.6)
Financing and other income (expense):
   Interest income                                                           0.6       1.6
   Interest expense                                                         (4.5)     (0.6)
   Loss on investments                                                      (0.8)     (2.2)
   Reduction in estimated cost of litigation settlement                      9.7      19.6
   Other expense, net                                                       (0.3)     (0.2)
                                                                           -----     -----
      Total financing and other income                                       4.7      18.2
                                                                           -----     -----
Income (loss) from continuing operations before income taxes                 9.5     (22.4)
   Provision for income taxes                                                1.1       0.5
                                                                           -----     -----
Net income (loss) from continuing operations                                 8.4     (22.9)
                                                                           -----     -----
Discontinued operations:
   Loss from discontinued operations                                          --     (18.7)
                                                                           -----     -----
Net income (loss)                                                            8.4     (41.6)
                                                                           -----     -----
   Dividends on and accretion of series A, B, C, and D convertible
      preferred stock                                                       (7.2)     (4.4)
                                                                           -----     -----
Net income (loss) attributable to common stockholders                        1.2%    (46.0)%
                                                                           =====     =====

Comparison of the Three Months Ended March 31, 2002 and 2001

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased from $49.4 million to $35.7 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 27.8%.

Based on the revenue recognition criteria established in SOP 97-2 and SOP 81-1, revenue from certain large, multiple element arrangements have been recorded as deferred revenue and advance payments, with both product license revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs as the work progresses. Contracts accounted for under the percentage of completion method represented approximately 1.1% and 10.1% of total revenues during the three months ended March 31, 2002 and 2001, respectively.

In the third quarter of 2001, we notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the "OEM Agreement") that had been entered into as of December 28, 1999. Exchange Applications responded by denying the default of its obligations and alleging that we had breached our contractual obligations. Exchange Applications also informed us that it may seek a reimbursement of all amounts paid to us. Management believes that MicroStrategy has not committed any breach of obligations alleged by Exchange Applications. Accordingly, we responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications' alleged material default. As of March 31, 2002, Exchange Applications had not agreed to the termination. Because we are no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract of $9.4 million and $7.8 million, respectively, or $17.2 million in aggregate, has been classified as contingency from terminated contract in the accompanying consolidated balance sheet as of March 31, 2002. The ultimate resolution of this contract dispute will determine the final disposition of the recorded amounts. The final resolution of this matter is currently uncertain; however, we do not believe we will incur any additional liability related to this contract dispute. During the three months ended March 31, 2001, we recognized $231,000 of product licenses revenues and $2.6 million of product support and other services revenues relating to this contract. We did not recognize any revenues relating to this contract during the three months ended March 31, 2002.

Product Licenses Revenues. Product licenses revenues decreased from $18.6 million to $14.5 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 22.2%. The overall decrease in product licenses revenues was primarily due to the continued economic slowdown in the first quarter of 2002, which led to decreased corporate spending in information technology. We expect product licenses revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. Product support and other services revenues decreased from $30.8 million to $21.2 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 31.2%. The overall decrease in product support and other services revenues was primarily attributable to a decrease in demand for consulting and education services while revenues from maintenance services remained relatively constant. Also contributing to the decline in product support and other services revenues was the implementation of restructuring plans under which we reduced our consulting, education and technical support staffing levels. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues decreased from $16.8 million to $12.3 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 26.7%. International product licenses revenues decreased from $8.2 million to $5.2 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 36.6%. International product support and other services revenues decreased from $8.6 million to $7.1 million for the three months ended March 31, 2001 and 2002, respectively, representing a decrease of 17.4%. The decrease in international revenues is primarily attributable to the continued global economic slowdown, particularly in Latin America, which led to decreased corporate spending on information technology. Additionally during the latter part of 2001, we closed our Switzerland and Austria offices. As a percentage of total revenues, international revenues were 34.5% and 34.0% for the three months ended March 31, 2002 and 2001, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. In the latter part of 2001 and throughout the first quarter of 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.6% of total revenues during the three months ended March 31, 2002. Management believes that our economic exposure in that region is not significant.

Costs and Expenses

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product licenses revenues decreased from $1.0 million to $521,000 for the three months ended March 31, 2001 and 2002, respectively, and as a percentage of product licenses revenues, decreased from 5.6% to 3.6%, for these periods, respectively. The decrease in cost of product licenses revenues as a percentage of product licenses revenues was primarily due to decreased software royalty arrangements with third-party software vendors resulting from a decrease in MicroStrategy software sold that included third-party software. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product licenses revenues as a percentage of total product licenses revenues may increase. Additionally, we expect the quarterly cost of product licenses revenues to increase by approximately $235,000 throughout the remainder of 2002 as a result of the incremental amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services decreased from $15.3 million to $6.6 million for the three months ended March 31, 2001 and 2002, respectively, and as a percentage of product support and other services revenues, decreased from 49.9% to 31.4%, for these periods, respectively. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues ("services cost") was primarily due to a decrease in our consulting, technical support and education staffing levels by approximately 52% in the first quarter of 2002 over the first quarter of 2001 in connection with the implementation of our restructuring plans in the second and third quarters of 2001. Additionally, the significant decrease in services cost was also attributable to a decrease in the use of third parties to perform consulting services, an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services, and improved utilization of consulting personnel due to the reduction in consulting personnel as part of the 2001 restructuring plans.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $26.6 million to $12.5 million for the three months ended March 31, 2001 and 2002, respectively, and as a percentage of total revenues, decreased from 53.9% to 35.0%, for these periods, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our 2001 restructuring plans, decreased commissions expense as a result of lower product license revenues and decreased promotional activities and advertising. Staffing levels for sales and marketing personnel decreased by approximately 63% in the first quarter of 2002 over the first quarter of 2001. As part of the restructuring plans adopted in the second and third quarters of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses decreased from $10.5 million to $5.4 million for the three months ended March 31, 2001 and 2002, respectively, and as a percentage of total revenues, decreased from 21.2% to 15.0%, for these periods, respectively. During 2001 and 2002, we focused our research and development efforts on enhancing our core business intelligence product line and limited our initiatives on new product development. As a result of this change in focus and our 2001 restructuring plans, research and development expenses declined due to a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of our research and development personnel decreased by approximately 35% in the first quarter of 2002 over the first quarter of 2001. Also contributing to the decline in research and development expenses was the capitalization of software development costs during the first quarter of 2002 associated with the development of certain products, as discussed further below.

In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and will no longer capitalize development costs associated with these products after that date. We are also currently working on the development of Unix-based business intelligence products which are expected to be available for general release during late 2002 and early 2003. We did not capitalize software development costs associated with our Unix-based products and do not expect to capitalize any costs during the second quarter of 2002. As of March 31, 2002, our research and development engineering resources were allocated to the following major projects: 58% to our MicroStrategy 7i product, 7% to our Narrowcast Server 7.2 product, 13% to our Unix products, and 22% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

During the three months ended March 31, 2002, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed," we capitalized an additional $2.0 million and $320,000 of software development costs associated with the development of MicroStrategy 7i and Narrowcast Server 7.2 software, respectively. Software development costs are capitalized from the time that technological feasibility is reached until the general release of the respective software products. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $179,000 and $165,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. We expect the quarterly cost of product licenses revenues to increase by approximately $235,000 throughout the remainder of 2002 as a result of the incremental amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses decreased from $11.7 million to $6.8 million for the three months ended March 31, 2001 and 2002, respectively, and as a percentage of total revenues decreased from 23.7% to 19.0%, for these periods, respectively. The decrease in general and administrative expenses was primarily due to a reduction in staff levels and office occupancy costs as a result of the restructuring plans implemented during the second and third quarters of 2001, a decrease in the use of external professional services, and a reduction in recruiting efforts. Staffing levels for our general and administrative personnel decreased by approximately 45% in the first quarter of 2002 over the first quarter of 2001. General and administrative expenses may be further reduced in future periods, if necessary, to better align expenses with anticipated revenue levels.

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

As a result of the 2001 restructuring plans, we recorded restructuring and impairment charges of $39.5 million during 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring. Amounts related to estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 204,000 square feet of vacant office space, of which approximately 101,000 square feet has been subleased as of March 31, 2002. The remaining vacant office space is currently being marketed for sublease. As of March 31, 2002, we had $11.1 million accrued for our estimated computer, equipment and real estate lease losses, representing $19.7 million in gross lease obligations and $2.3 million of estimated commissions, concessions, and other costs, offset by $10.9 million in estimated gross sublease income recoveries during the remaining lease terms. If we are unable to obtain this level of estimated sublease income, we will incur additional restructuring costs and our cash position would be adversely affected. We are also considering terminating certain leases early. We estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Final actual amounts could differ from current estimates once all vacant space has been entirely sublet.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, we adjusted the restructuring reserve by recording additional sublease losses of $1.2 million during the three months ended March 31, 2002. The following table sets forth a summary of the accrued restructuring costs as of March 31, 2002 (in thousands):

                                       Accrued        Adjustments and                            Accrued
                                    Restructuring      Charges for        2002       2002     Restructuring
                                      Costs at            First         Non-cash     Cash        Costs at
                                  December 31, 2001    Quarter 2002     Charges    Payments   March 31, 2002
                                  -----------------   ---------------   --------   --------   --------------
Severance and other employee
   termination benefits                $    72            $   --         $ --      $   (33)      $    39
Write-down of impaired assets               --                --           --           --            --
Estimated sublease losses and
   other facility closing costs         10,967             1,232          (36)      (1,418)       10,745
Terminations of computer and
   equipment leases                        485                --           --         (122)          363
Accrual for professional fees              169                --           --           --           169
                                       -------           -------         ----      -------       -------
      Total restructuring and
      impairment charges               $11,693            $1,232         $(36)     $(1,573)      $11,316
                                       =======           =======         ====      =======       =======

As a result of the various restructuring initiatives adopted during 2001, management expects that operating expenses for 2002 will be reduced by approximately $36 million to $45 million as compared to actual operating expenses for 2001. Except for our estimated sublease losses and other facility closing costs and computer and equipment leases, we expect that the 2001 restructuring plans will be substantially completed by June 2002.

Amortization of Goodwill and Intangible Assets. We have recorded $4.2 million and $965,000 in amortization expense for the three months ended March 31, 2001 and 2002, respectively. The decrease in amortization expense is attributable to the impairment charge of $12.2 million recorded in 2001 to write-down the carrying value of our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation's Teracube project, to its fair value. Additionally, see "Recent Accounting Pronouncements" below regarding the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

Loss on Investments. Loss on investments was $1.1 million and $289,000 during the three months ended March 31, 2001 and 2002, respectively. This decline was primarily attributable to the decline in our short-term investment holdings as of March 31, 2002 of $590,000, as compared to our short-term investment holdings of $4.2 million as of March 31, 2001.

Reduction in Estimated Cost of Litigation Settlement. MicroStrategy and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to our 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to the restatement of financial results for 1999, 1998 and 1997.

In October 2000, we entered into agreements to settle these lawsuits. On January 19, 2001, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately. On April 2, 2001, the United States District Court approved the class action settlement, and the period from which an appeal could have been taken has expired. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration. The Company expects that the consideration will be issued to the class members in the second quarter or third quarter of 2002 after the remaining closing conditions have been met. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement.

Under the class action settlement agreements, class members will receive: 1) five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; 2) 2,777,778 shares of class A common stock; and 3) warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued. As part of the derivative settlement agreement described above and in satisfaction of a condition of the class action settlement, certain officers tendered 1,683,504 shares of class A common stock to the Company for no consideration during the fourth quarter of 2001, and we have cancelled these shares. Accordingly, upon the completion of the distribution, we will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

We will have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due. The warrants may be exercised for cash or by tendering the related unsecured subordinated promissory notes valued for the purpose of warrant exercise at 133% of their principal amount plus accrued interest.

Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, we established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, we have updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $3.5 million and $9.7 million during the three months ended March 2002 and 2001, respectively. The reduction in estimated cost of litigation settlement was comprised of the following, as of (in thousands):

                                                       March 31,   March 31,
                                                         2002        2001
                                                       ---------   ---------
Promissory notes to be issued                           $    --     $    --
Class A common stock to be issued                        (2,222)         --
Warrants to be issued                                    (1,238)     (9,915)
Pending loss on additional settlement                        --         250
Legal fees                                                   --          --
Administration costs                                         --          --
                                                        -------     -------
Reduction in estimated cost of litigation settlement    $(3,460)    $(9,665)
                                                        =======     =======

The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors including the market value of our class A common stock when issued and potential changes in market conditions affecting the valuation of the other securities. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities. Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133 and, accordingly, will be revalued through earnings on a quarterly basis after issuance and until they are exercised or expire.

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

Other Expense, net. Other expense, net includes gains and losses on foreign currency transactions and, for the three months ended March 31, 2002, includes gains and losses on certain legal and contract settlements and losses from disposals of property and equipment and certain other assets held for sale.

Provision for Income Taxes. During the three months ended March 31, 2002 and 2001, we recorded income tax expense of $399,000 and $289,000, respectively, primarily related to foreign jurisdictions where we are profitable, withholding taxes associated with international sales, and withholding taxes on repatriated cash in certain countries. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Loss from Discontinued Operations. On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented. Loss from discontinued operations was $0 and $9.2 million for the three months ended March 31, 2002 and 2001, respectively. The remaining net liabilities of discontinued operations as of March 31, 2002 are based on estimates and actual results could differ under different assumptions or conditions.

Dividends on and Accretion of Series A, B, C, and D Convertible Preferred Stock. During the three months ended March 31, 2002 and March 31, 2001, we recorded aggregate preferred stock dividends and accretion of $2.6 million and $2.2 million, respectively. During the three months ended March 31, 2002, we paid aggregate preferred stock dividends valued at $2.8 million through the issuance of 756,726 shares of class A common stock in lieu of cash. As of March 31, 2002, we had accrued preferred stock dividends of $2.0 million, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheet. During the three months ended March 31, 2001, we paid aggregate preferred stock dividends valued at $599,000 through the issuance of 63,146 shares of class A common stock in lieu of cash.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Aggregate deferred revenue and advance payments were $27.0 million as of March 31, 2002 compared to $26.4 million as of December 31, 2001. The increase in deferred revenue and advanced payments was attributable to an increase in maintenance contracts during the current quarter which was offset by the reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and maintenance contracts. We expect to recognize approximately $22.8 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depends on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of actual revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments, and on-going collection of our accounts receivable. On March 31, 2002 and December 31, 2001, we had $33.4 million and $39.8 million of cash, cash equivalents, and short-term investments, respectively, of which $194,000 and $439,000 was restricted cash as of March 31, 2002 and December 31, 2001, respectively.

The following are our contractual obligations associated with our restructuring plans, interest obligations and lease commitments (in thousands):

                                                    Twelve months ending March 31,
                                  2003      2004      2005      2006      2007    Thereafter     Total
                                -------   -------   -------   -------   -------   ----------   --------
Restructuring-related
   obligations:
      Leases (1)                $ 6,247   $ 2,020   $   860   $   843   $   535     $   603    $ 11,108
      Other                         208        --        --        --        --          --         208
                                -------   -------   -------   -------   -------     -------    --------
Restructuring-related
   obligations, net               6,455     2,020       860       843       535         603      11,316
                                -------   -------   -------   -------   -------     -------    --------

Other Obligations:
      Interest on litigation
         settlement
         promissory notes (2)    12,074     6,038     6,038     6,038     6,038       1,509      37,735
      Operating leases           12,727     9,202     8,137     7,363     6,237      18,009      61,675
                                -------   -------   -------   -------   -------     -------    --------
Other obligations                24,801    15,240    14,175    13,401    12,275      19,518      99,410
                                -------   -------   -------   -------   -------     -------    --------
Total contractual cash
   obligations                  $31,256   $17,260   $15,035   $14,244   $12,810     $20,121    $110,726
                                =======   =======   =======   =======   =======     =======    ========

     (1) Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our idle space for sublease of $2.3 million and are reflected net of estimated sublease income of $10.9 million. Total gross restructuring-related lease obligations are $19.7 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

     (2) The interest obligation on the promissory notes to be issued in connection with the securities class action litigation settlement may be reduced if we exercise our right to convert the promissory notes into shares of class A common stock prior to their maturity five years after their issuance date. Additionally, the interest obligation reflected in this table assumes an issuance date for the promissory notes of July 1, 2002. Interest charges began accruing on the settlement hearing date of April 2, 2001. As such, the interest obligation in 2002 includes interest accrued in 2001 that is expected to be paid in 2002 following issuance of the promissory notes.

In addition to the contractual cash obligations identified above, we have other contractual obligations which may be settled in cash or common stock. These additional contractual obligations, which are discussed more fully below, include the promissory notes to be issued in connection with the litigation settlement and our preferred stock.

We also have a credit facility which includes a $30 million line of credit, subject to specified borrowing base limitations and outstanding letters of credit. This credit facility is discussed more fully below.

Operating Activities

Net cash used in operating activities was $3.3 million and $19.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities was primarily attributable to an improvement in operating results from continuing operations and a decrease in cash used for payment of accounts payable and accrued expenses. These cash flow improvements are a result of the restructuring actions discussed above.

Investing Activities

Net cash used in investing activities was $337,000 for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $24.2 million for the three months ended March 31, 2001. The change was primarily attributable to the $25.5 million in restricted cash that was released during the first quarter of 2001 in connection with the termination of our prior credit facility, as discussed further below. Additionally, we received $2.2 million in cash during the first quarter of 2001 relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity.

Financing Activities

Net cash used in financing activities was $751,000 and net cash provided by financing activities was $13.5 million for the three months ended March 31, 2002 and 2001, respectively. This change was primarily due to proceeds of $10.0 million from a term loan during the first quarter of 2001, as discussed further below, and a decline in proceeds from the exercise of stock options.

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

The series B preferred stock and the series C preferred stock mature three years after the date of issuance and accrue cumulative dividends at a rate of 12.5% per annum, payable in cash or shares of class A common stock at our option, subject to satisfaction of certain conditions. Prior to maturity, holders have the right to convert their series B preferred stock and series C preferred stock into shares of our class A common stock. At our option, the series B and series C preferred stock may be redeemed at maturity at stated value plus accrued dividends or mandatorily converted into class A common stock at a conversion price of 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date.

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

The series B and series C preferred stock is redeemable upon certain triggering events such as suspension from trading or failure of our class A common stock to be listed on the Nasdaq National Market or the Nasdaq SmallCap Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period and other events as defined in the respective Certificate of Designations, Preferences and Rights of the series B and series C preferred stock. In the event of redemption upon a triggering event, the series B and series C preferred stock is redeemable at the greater of 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends or the product of the number of shares of class A common stock into which each series of preferred stock is convertible multiplied by the closing sale price of our class A common stock on the day immediately before the triggering event occurs. The series D preferred stock is also redeemable upon certain triggering events as defined in the Certificate of Designations, Preferences and Rights of the series D preferred stock. In the event of redemption upon a triggering event, the series D preferred stock is redeemable at the stated value of such shares of preferred stock or the product of the number of shares of class A common stock into which the series D preferred stock is convertible multiplied by the closing sale price of our class A common stock on the day immediately before the triggering event occurs. As of March 31, 2002, none of these triggering events have occurred. In addition, upon a change of control of the Company, each holder of series B and series C preferred stock shall have the right, at the holder's option, to require us to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends.

The remaining 650 shares of series A preferred stock with a $6.5 million stated value accrue dividends at a rate of 7% per annum, payable in cash or shares of class A common stock at our election. Following a conversion price reset adjustment on July 5, 2001, the conversion price of the 650 remaining shares of series A preferred stock was adjusted downward from $33.39 per share to $3.08 per share based on the average of the dollar-volume weighted average price of the class A common stock during the ten trading days immediately preceding July 5, 2001. As a result of this adjustment to the conversion price, the series A preferred stock is convertible, as of March 31, 2002, at the option of the holders, into 2,108,247 shares of class A common stock, not including shares of class A common stock that may be issuable as dividends on the series A preferred stock. We have elected to mandatorily convert the 650 remaining shares of series A preferred stock at its June 19, 2002 maturity into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. The series A preferred stock is redeemable upon certain triggering events such as suspension from trading or failure of our class A common stock to be listed on the Nasdaq National Market for a period of five consecutive trading days or for more than an aggregate of ten trading days in any 365-day period and other events as defined in the Certificate of Designations, Preferences and Rights of the series A preferred stock. In the event of redemption upon a triggering event, the series A preferred stock is redeemable at the greater of 125% of the conversion amount or an agreed upon formula. As of March 31, 2002, none of these triggering events had occurred. In addition, upon a change of control of the Company, each holder of series A preferred stock shall have the right, at the holder's option, to require us to redeem all or a portion of the preferred stock at 125% of the stated value of such shares of preferred stock plus accrued and unpaid dividends. If the dollar-volume weighted average price of our class A common stock for the 30 trading days prior to the June 19, 2002 maturity date were $1.90, the closing sale price of our class A common stock as of May 1, 2002, we would be required to issue a total of 3,601,108 shares of our class A common stock upon conversion of the series A preferred stock at maturity plus a number of shares reflecting accrued but unpaid dividends.

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

In March 1999, we entered into a line of credit agreement with a commercial bank which provided for a $25.0 million unsecured revolving line of credit for general working capital purposes. In May 2000, we entered into a modification of the line of credit agreement, which, among other things, increased the aggregate credit available to include an additional letter of credit, removed any financial covenants and cured any financial covenant defaults. The line of credit accrued interest at LIBOR plus 1.75%, included a 0.2% unused line of credit fee, and required monthly payments of interest. The line of credit was secured by $25.9 million of cash and cash equivalents. The cash was restricted through February 2001, at which time the agreement was terminated upon the closing of a new credit facility agreement described below.

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

On June 14, 2001, we entered into an Amended and Restated Loan and Security Agreement (the "Modified Credit Facility"), which replaced the New Credit Facility. The Modified Credit Facility provides for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreased by $278,000 per month through March 2002, and the remaining balance of $2.5 million may remain outstanding until maturity. Upon the closing of the Modified Credit Facility, we also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million under the Modified Credit Facility. At March 31, 2002, we had no principal amounts outstanding under the Modified Credit Facility. Taking into account outstanding letters of credit of $5.6 million, we have $24.4 million available for future drawdowns, subject to borrowing base limitations discussed above. After taking into consideration these borrowing base limitations, $4.5 million of additional borrowing capacity under the Modified Credit Facility was available at March 31, 2002. If the borrowing base is less than the outstanding letters of credit, the Company is required to deposit an amount of cash equal to the deficiency into a restricted account. Based upon recent trends in the levels of our accounts receivable and borrowing base limitations, we expect that our available borrowing capacity will continue to be substantially lower than the maximum $30 million aggregate borrowing capacity under the Modified Credit Facility.

Borrowings under the Modified Credit Facility bear interest at a variable rate. The borrowing rate in effect at March 31, 2002 was 6.25%. The Modified Credit Facility also includes an annual 1.50% letter of credit fee. Monthly payments are due to the extent that the balance outstanding exceeds the borrowing base limitations or the maintenance receivables backed sub-facility exceeds the maximum month-end amount available. The Modified Credit Facility matures in February 2004 and is collateralized by substantially all of our domestic assets. Under the terms of the Modified Credit Facility, we are required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which are achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company may incur. At March 31, 2002, the Company was in compliance with all covenants. The Modified Credit Facility included a covenant to raise $10.0 million of additional financing by March 31, 2002 through equity financing, subordinated debt, or net proceeds from the sale of non-core assets, as defined in the agreement, which was modified in February 2002 to extend the date by which this additional financing is required to June 30, 2002. On April 26, 2002, the Modified Credit Facility was further amended to eliminate this covenant requiring additional financing. Additionally, in conjunction with the amendment, the financial covenant requiring achievement of certain minimum earnings amounts was revised to increase those levels of the minimum earnings amounts in future periods.

As part of the class action litigation settlement agreement, in addition to issuing class A common stock, we will issue five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year. In connection with this arrangement, we expect to pay approximately $6.0 million per year in interest charges that began accruing on the settlement hearing date of April 2, 2001. We expect to issue the promissory notes during the second or third quarter of 2002. Interest on the notes is payable semi-annually with the first interest payment payable on the six month anniversary of the issuance. Also as part of the settlement, we will issue warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share, with the warrants expiring five years from the date they are issued.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. As a result of the expiration of certain lease schedules during the first quarter of 2002, amounts leased under the master lease agreement are $13.9 million as of March 31, 2002. Currently, we are unable to draw down additional amounts under the lease agreement; however, we expect only limited, near-term, computer equipment purchase needs that we expect will be met through cash on hand and other financial resources.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, we are exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, or other financing sources. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if we do not achieve revenues and generate cash flow at anticipated levels, we will need to take further actions to reduce costs in order to minimize losses from operations. Management believes that existing cash, cash generated internally by operations, if any, and the Modified Credit Facility entered into in June 2001 will be sufficient to meet our working capital requirements and anticipated capital expenditures through the end of 2002. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under "Risk Factors."

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The adoption of this statement as of January 1, 2002 had no material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the amortization of goodwill and intangible assets.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of." However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. The adoption of this statement as of January 1, 2002 did not have a material impact on our consolidated financial statements.

In November 2001, the FASB staff reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 concludes that consideration from a vendor to a customer or a reseller is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and all prior period amounts are required to be reclassified to conform to the current period presentation. The adoption of standard as of January 1, 2002 did not have any impact on our consolidated financial statements.

In November 2001, the FASB staff issued EITF Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation. During the first quarter of 2002, we classified $207,000 of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statement of operations for the first quarter of 2001 has been reclassified to include $463,000 of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase in the cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on our net income (loss) for either period.

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

We have experienced losses in the past and expect future losses

We have incurred significant operating losses in each of the last five years. We incurred net losses of $80.9 million, $261.3 million, and $33.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of March 31, 2002, our accumulated deficit was $377.1 million. We expect our gross revenue to decline from the year ended December 31, 2001 to the year ending December 31, 2002. In connection with our April and September 2001 corporate restructurings, we recorded restructuring and impairment charges of $39.5 million for the year ended December 31, 2001 and $1.2 million for the three months ended March 31, 2002.

We did not generate net income for the year ended December 31, 2001 and do not expect to do so for the six month period ending June 30, 2002. Even if we are able to generate net income, we may not be able sustain or increase profitability on a quarterly or annual basis in the future. If revenue declines more significantly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were approximately $27.0 million as of March 31, 2002. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

We may require additional external financing through credit facilities, sale of additional debt or equity securities in MicroStrategy or by obtaining other financing facilities to support our operations. Obtaining additional financing will be subject to a number of factors, including:

..    market conditions;

..    our operating performance; and

..    investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital needed to fund our operations, our business, operating results and financial condition may be materially and adversely affected.

We face securities litigation that could have a material adverse effect on our business, financial condition and results of operations

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

The issuance of class A common stock as part of the proposed settlement of the securities class action and derivative litigation and the conversion of notes issued as part of the litigation settlement could result in a substantial number of additional shares of class A common stock being issued

The agreements we entered into to settle the private securities class action lawsuit and the derivative suit relating to the restatement of our 1999, 1998 and 1997 financial results require us to issue to members of the class 2,777,778 shares of class A common stock. As part of the settlement agreements, certain officers tendered 1,683,504 shares of class A common stock to the Company for no consideration, and we have cancelled these shares. Accordingly, upon completion of the distribution, we will have effected a net issuance of 1,094,274 shares of class A common stock. In addition, the settlement agreements require the issuance of five-year unsecured subordinated promissory notes having an aggregate principal amount of $80.5 million. We would have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar-volume weighted average trading price of the class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar-volume weighted average trading price of the class A common stock during the 10 trading days ending May 1, 2002, we would be obligated to issue 47,949,166 shares of class A common stock if we elected to convert the notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock as part of the litigation settlement and future conversions of the notes issued in the litigation settlement may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

The conversion of the shares of our preferred stock could result in substantial numbers of additional shares of class A common stock being issued if our market price declines during periods in which the conversion price of the preferred stock may adjust

Our series B preferred stock, series C preferred stock and series D preferred stock are convertible into shares of our class A common stock at conversion prices currently equal to $12.50, $17.50 and $5.00 per share, respectively. The outstanding shares of series B preferred stock, series C preferred stock and series D preferred stock would currently convert into 7,142,200 shares of class A common stock, plus a number of shares reflecting accrued but unpaid dividends as of the conversion date. However, if the holders of the series B preferred stock and series C preferred stock do not convert their shares into shares of class A common stock prior to their maturity three years from the date of issuance, and if we do not redeem their outstanding shares of series B preferred stock and series C preferred stock at maturity, the conversion price for such shares will be reset to a price equal to 95% of the dollar-volume weighted average price of our class A common stock for the 30 trading days prior to the maturity date. If the market price at maturity of our class A common stock is less than the applicable conversion price, the number of shares of class A common stock that we could be required to issue upon conversion of the series B preferred stock and series C preferred stock would increase. For instance, if the dollar-volume weighted average price of our class A common stock for the 30 trading days prior to the maturity date of our series B preferred stock and series C preferred stock were $1.90, the closing sale price of our class A common stock as of May 1, 2002, and the holders of the series B preferred stock and series C preferred stock did not elect to convert any of their shares prior to the maturity date and we did not redeem such shares on the maturity date, we would be required to issue a total of 33,767,313 shares of our class A common stock upon conversion of such shares at maturity plus a number of shares reflecting accrued but unpaid dividends.

We currently have 650 shares of our series A preferred stock outstanding. As of May 1, 2002, shares of series A preferred stock are convertible into 2,108,247 shares of class A common stock based on the current conversion price equal to $3.08 per share. We have elected to mandatorily convert the series A preferred stock on the maturity date of June 19, 2002 into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. If the dollar-volume weighted average price of our class A common stock for the 30 trading days prior to the June 19, 2002 maturity date were $1.90, the closing sale price of our class A common stock as of May 1, 2002, we would be required to issue a total of 3,601,108 shares of our class A common stock upon conversion of the series A preferred stock at maturity plus a number of shares reflecting accrued but unpaid dividends.

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

We may be required to pay substantial penalties to the holders of the preferred shares if specific events occur

In accordance with the terms of the agreements relating to the issuance of our redeemable convertible preferred stock, we are required to pay substantial penalties to a holder of preferred stock under specified circumstances, including, among others:

..    nonpayment of dividends on the series A preferred stock, series B preferred stock and series C preferred stock in a timely manner;

..    failure to deliver shares of our class A common stock upon conversion of the preferred shares after a proper request;

..    nonpayment of the redemption price at maturity of any remaining series A preferred stock, series B preferred stock and series C preferred stock; or

..    the unavailability of the registration statement relating to the shares of class A common stock issuable upon conversion of and in lieu of cash dividends on the preferred stock to cover the resale of such shares for more than brief intervals.

These penalties are generally paid in the form of interest payments, subject to any restrictions imposed by applicable law.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases relating to approximately 103,000 square feet that are unoccupied. We have established a restructuring reserve of $10.7 million related to the costs of disposition of this space as of March 31,

2002. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $10.9 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

The markets for business intelligence software, analytical applications, and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology. In addition, many of our competitors in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy's most direct competitors provide:

..    business intelligence software;

..    OLAP tools;

..    query and reporting tools;

..    web-based static reporting tools; and

..    information delivery and proactive reporting.

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

OLAP Tools. Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7i platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Hyperion Solutions, Brio Software, IBM, Crystal Decisions and Microsoft.

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

Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy's offerings. Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has integrated this technology into the MicroStrategy 7i platform. Vendors of such technology include Actuate and Business Objects.

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

..    our ability to continue to support a number of popular operating systems and databases;

..    our ability to maintain and improve our current product line; and

..    our ability to rapidly develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix and Windows, our application server component runs only on the Windows NT and Windows 2000 operating systems. Therefore, our ability to increase sales currently depends on the continued acceptance of the Windows NT and Windows 2000 operating systems.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else's approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2002, holders of our class B common stock owned or controlled 46,431,368 shares of class B common stock, or 90.8% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 441,420 shares of class A common stock and 37,090,235 shares of class B common stock, or 72.6% of total voting power, as of May 1, 2002. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the three months ended March 31, 2002 and the years ended December 31, 2001,

2000 and 1999, channel partners accounted for, directly or indirectly, approximately 35.2%, 35.4%, 45.0% and 39.2% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we intend to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). Our lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. Our complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, we amended our complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, we submitted an agreed order to further amend our complaint against BO to add claims for violations of the Virginia Conspiracy Act. We are seeking monetary damages and injunctive relief. Trial is scheduled to commence on October 8, 2002.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 34.5%, 34.1%, 25.9% and 24.0% of our total revenues for the three months ended March 31, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

..    changes in foreign currency exchange rates;

..    unexpected changes in regulatory requirements;

..    tariffs and other trade barriers;

..    costs of localizing products for foreign countries;

..    lack of acceptance of localized products in foreign countries;

..    longer accounts receivable payment cycles;

..    difficulties in managing international operations;

..    tax issues, including restrictions on repatriating earnings;

..    weaker intellectual property protection in other countries;

..    economic weakness or currency related crises that may arise in different countries or geographic regions; and

..    the burden of complying with a wide variety of foreign laws.

These factors may have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

Software products as complex as ours may contain errors or defects. Although we test our products extensively, we have in the past discovered software errors in new products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

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

The price of our stock may be extremely volatile

The market price for our class A common stock has historically been volatile and could fluctuate significantly for any of the following reasons:

..    quarter-to-quarter variations in our operating results;

..    developments or disputes concerning proprietary rights;

..    technological innovations or new products;

..    governmental regulatory action;

..    general conditions in the software industry;

..    increased price competition;

..    changes in revenue or earnings estimates by analysts;

..    any change in the actual or expected amount of dilution attributable to issuances of additional shares of class A common stock upon conversion of our preferred stock or as a result of the litigation settlement; or

..    other events or factors.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2002, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 2002, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 34.0% for the three months ended March 31, 2001 to 34.5% for the three months ended March 31, 2002, and we anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. In the latter part of 2001 and throughout the first quarter of 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.6% of total revenues during the three months ended March 31, 2002. We believe that our economic exposure in that region is not significant.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

From March through May 2000, twenty-five class action complaints were filed in federal courts in various jurisdictions alleging that we and certain of our officers and directors violated section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. Our outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that we made materially false and misleading statements with respect to our 1999, 1998 and 1997 financial results in our filings with the Securities and Exchange Commission, analysts' reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming us, certain of our officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleges claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint does not specify the amount of damages sought.

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs' counsel entered into a settlement agreement in the consolidated class action. Under the settlement agreement, class members will receive: (1) five-year unsecured subordinated promissory notes issued by MicroStrategy having an aggregate principal amount of $80.5 million and bearing interest at 7.5% per year; (2) 2,777,778 shares of our class A common stock; and
(3) warrants to purchase 1,900,000 shares of class A common stock at an exercise price of $40 per share with the warrants expiring five years from the date they are issued. On November 7, 2001, as part of the Delaware Derivative Litigation described below and in satisfaction of a condition to the settlement agreement relating to the class action, certain of our officers tendered to us for no consideration an aggregate of 1,683,504 shares of class A common stock held by them for cancellation. Accordingly, upon the completion of the distribution, we will have effected a net issuance of 1,094,274 shares of class A common stock as part of the class action settlement.

On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informs class members of their rights including their rights to object to the proposed settlement and to object the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement, and the period from which an appeal could have been taken has expired. The settlement is subject to various closing conditions. On March 12, 2002, the court entered the final distribution order allowing distribution of the settlement consideration. We expect that the consideration will be issued to the class members in the second or third quarter of 2002 after the remaining closing conditions have been met.

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

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. ("BO"). Our lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. Our complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO's software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, we amended our complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, we submitted an agreed order to further amend our complaint against BO to add claims for violations of the Virginia Conspiracy Act. We are seeking monetary damages and injunctive relief. Trial is scheduled to commence on October 8, 2002.


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

Exhibit
Number    Description
-------   -----------

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

  10.1 Amendment Number Two to Amended and Restated Loan and Security Agreement, dated February 28, 2002, by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation (filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

  10.2 Amendment Number Three to Amended and Restated Loan and Security Agreement, dated April 26, 2002, by and among Foothill Capital Corporation, the registrant and MicroStrategy Services Corporation (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 000-24435) filed on May 1, 2002 and incorporated by reference herein).

B. Reports on Form 8-K

On February 8, 2002, the registrant filed a Current Report on Form 8-K dated January 31, 2002 to report that it had issued a press release announcing its financial results for the year ended December 31, 2001, and providing additional outlook and financial guidance information.

All other items included in a Quarterly Report of Form 10-Q are omitted because they are not applicable or the answers are none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MICROSTRATEGY INCORPORATED


                                          By: /s/ Michael J. Saylor
                                              ---------------------
                                              Michael J. Saylor
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


                                          By: /s/ Eric F. Brown
                                              -----------------
                                              Eric F. Brown
                                              President and Chief Financial
                                              Officer

Date: May 14, 2002