Form 10-Q
period 2002-06-30
MICROSTRATEGY INC
filed 2002-08-14
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

1861 International Drive, McLean, VA
(Address of Principal Executive Offices)

22102
(Zip Code)

51-0323571
(I.R.S. Employer Identification Number)

Registrant’s telephone number, including area code: (703) 848-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

The number of shares of the registrant’s class A common stock and class B common stock outstanding on August 12, 2002 was 7,250,863 and 4,643,134, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,951	$38,409
Restricted cash	251	439
Short-term investments	90	904
Accounts receivable, net	22,761	22,281
Prepaid expenses and other current assets	3,100	5,902

Total current assets	63,153	67,935

Property and equipment, net	22,291	26,506
Goodwill and intangible assets, net	3,575	5,402
Deposits and other assets	6,091	3,789

Total assets	$95,110	$103,632

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,896	$18,935
Accrued compensation and employee benefits	8,916	13,654
Accrued interest and preferred dividends	9,538	7,351
Accrued restructuring costs	6,661	7,422
Deferred revenue and advance payments	22,630	20,987
Contingency from terminated contract	—	17,074
Working capital line of credit	—	1,212
Net liabilities of discontinued operations	2,503	4,479

Total current liabilities	66,144	91,114

Deferred revenue and advance payments	2,660	5,431
Accrued litigation settlement	54,450	68,637
Other long-term liabilities	2,690	3,536
Accrued restructuring costs	4,361	4,271
Long term debt	551	—

Total liabilities	130,856	172,989

Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 0 and 1 shares issued and outstanding, respectively	—	6,385
Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 3 shares issued and outstanding, respectively	32,502	32,343
Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 3 and 3 shares issued and outstanding, respectively	26,322	25,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Continued)

	June 30,	December 31,
	2002	2001

	(unaudited)

Series D convertible preferred stock, par value $0.001 per share, 2 shares authorized, 1 and 1 shares issued and outstanding, respectively	4,459	3,985

Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,973 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 5,523 and 4,369 shares issued and outstanding, respectively	6	4
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 4,643 and 4,823 shares issued and outstanding, respectively	5	5
Additional paid-in capital	248,360	239,663
Deferred compensation	(51)	(99)
Accumulated other comprehensive income	2,281	2,547
Accumulated deficit	(349,630)	(380,127)

Total stockholders’ equity (deficit)	(99,029)	(138,007)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$95,110	$103,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,

	2002	2001

Revenues:
Product licenses	$15,032	$20,278
Product support and other services	21,798	27,282

Total revenues	36,830	47,560

Cost of revenues:
Product licenses	572	820
Product support and other services	6,486	10,938

Total cost of revenues	7,058	11,758

Gross profit	29,772	35,802

Operating expenses:
Sales and marketing	11,411	20,403
Research and development	6,850	7,843
General and administrative	6,812	10,659
Restructuring and impairment charges	1,162	23,422
Amortization of goodwill and intangible assets	862	4,249

Total operating expenses	27,097	66,576

Income (loss) from operations	2,675	(30,774)
Financing and other income (expense):
Interest income	179	499
Interest expense	(1,659)	(1,487)
Loss on investments	(205)	(233)
Reduction in estimated cost of litigation settlement	7,936	24,941
Gain on contract termination	16,837	—
Other income (expense), net	2,169	(419)

Total financing and other income (expense)	25,257	23,301

Income (loss) from continuing operations before income taxes	27,932	(7,473)
Provision for income taxes	420	48

Net income (loss) from continuing operations	27,512	(7,521)

Discontinued operations:
Loss from discontinued operations	—	(25,777)

Net income (loss)	27,512	(33,298)

Dividends on and accretion of series A, B, C, and D convertible preferred stock	(2,566)	(2,364)
Net gain on refinancing of series A redeemable convertible preferred stock	—	29,370

Net income (loss) attributable to common stockholders	$24,946	$(6,292)

Basic earnings (loss) per share:
Continuing operations	$2.43	$2.34
Discontinued operations	$—	$(3.10)

Net income (loss) attributable to common stockholders	$2.43	$(0.76)

Weighted average shares outstanding used in computing basic earnings (loss) per share	10,440	8,325

Diluted earnings (loss) per share:
Continuing operations	$2.41	$2.34
Discontinued operations	$—	$(3.10)

Net income (loss) attributable to common stockholders	$2.41	$(0.76)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	10,498	8,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Revenues:
Product licenses	$29,530	$38,914
Product support and other services	42,959	58,058

Total revenues	72,489	96,972

Cost of revenues:
Product licenses	1,093	1,869
Product support and other services	13,126	26,283

Total cost of revenues	14,219	28,152

Gross profit	58,270	68,820

Operating expenses:
Sales and marketing	23,881	47,033
Research and development	12,201	18,306
General and administrative	13,574	22,387
Restructuring and impairment charges	2,394	23,422
Amortization of goodwill and intangible assets	1,827	8,498

Total operating expenses	53,877	119,646

Income (loss) from operations	4,393	(50,826)
Financing and other income (expense):
Interest income	409	1,308
Interest expense	(3,278)	(1,771)
Loss on investments	(494)	(1,330)
Reduction in estimated cost of litigation settlement	11,396	34,606
Gain on contract termination	16,837	—
Other income (expense), net	2,053	(509)

Total financing and other income (expense)	26,923	32,304

Income (loss) from continuing operations before income taxes	31,316	(18,522)
Provision for income taxes	819	337

Net income (loss) from continuing operations	30,497	(18,859)

Discontinued operations:
Loss from discontinued operations	—	(35,010)

Net income (loss)	30,497	(53,869)

Dividends on and accretion of series A, B, C, and D convertible preferred stock	(5,123)	(4,522)
Net gain on refinancing of series A redeemable convertible preferred stock	—	29,370

Net income (loss) attributable to common stockholders	$25,374	$(29,021)

Basic earnings (loss) per share:
Continuing operations	$2.58	$0.73
Discontinued operations	$—	$(4.26)

Net income (loss) attributable to common stockholders	$2.58	$(3.53)

Weighted average shares outstanding used in computing basic earnings (loss) per share	10,140	8,224

Diluted earnings (loss) per share:
Continuing operations	$2.54	$0.73
Discontinued operations	$—	$(4.26)

Net income (loss) attributable to common stockholders	$2.54	$(3.53)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	10,303	8,224

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Operating activities:
Net income (loss) from continuing operations	$30,497	$(18,859)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,914	15,902
Bad debt provision	(458)	3,213
Net realized loss on sale and write-down of short-term investments	494	1,330
Non-cash portion of restructuring and impairment charges	(53)	6,443
Decrease in estimated cost of litigation settlement	(11,396)	(34,606)
Gain on contract termination	(16,837)	—
Non-cash charges and fees on Credit Facility	211	256
Other, net	293	88
Changes in operating assets and liabilities:
Accounts receivable	(34)	9,158
Prepaid expenses and other current assets	2,878	632
Deposits and other assets	(3,218)	(267)
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	(5,116)	(15,906)
Accrued restructuring costs	(618)	13,565
Deferred revenue and advance payments, net of reclass on contingency from terminated contract	(1,762)	(10,187)
Other long-term liabilities	(748)	2,004

Net cash provided by (used in) operating activities	1,047	(27,234)

Investing activities:
Purchases of property and equipment, net	(786)	(2,151)
Purchases of short-term investments	—	(1,935)
Maturities of short-term investments	—	1,935
Proceeds from sales of short-term investments	271	2,787
Decrease in restricted cash	188	25,320

Net cash (used in) provided by investing activities	(327)	25,956

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options	660	3,645
Proceeds from term loan in connection with the Credit Facility	—	10,000
Cash repayment of term loan	—	(10,000)
Net cash (payments) advances under the Credit Facility	(1,405)	6,066
Debt issuance costs	—	(765)
Redemption of series A redeemable convertible preferred stock, including offering costs of $513	—	(13,013)

Net cash used in financing activities	(745)	(4,067)
Effect of foreign exchange rate changes on cash and cash equivalents	543	(752)

Net increase (decrease) in cash and cash equivalents from continuing operations	518	(6,097)
Net cash (advanced to) received from discontinued operations	(1,976)	2,689

Net decrease in cash and cash equivalents	(1,458)	(3,408)
Cash and cash equivalents, beginning of period	38,409	33,203

Cash and cash equivalents, end of period	$36,951	$29,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(Continued)

	Six Months Ended June 30,

	2002	2001

Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$93	$1,153

Public stock received in exchange for stock in private company	$—	$2,017

Issuance of class A common stock warrants	$400	$414

Payment of redeemable convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$4,901	$3,662

Issuance of class A common stock in association with the conversion of series A preferred stock	$6,500	$—

Issuance of class A common stock in association with the litigation settlement	$1,785	$—

Issuance of promissory notes in association with the litigation settlement	$550	$—

Fair value of class A common stock and series B, series C, series D, and series E convertible preferred stock issued in connection with refinancing transaction	$—	$90,385

Carrying value of series A redeemable convertible preferred stock redeemed and exchanged in connection with refinancing transaction	$—	$(113,880)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of June 30, 2002, the related consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has incurred substantial losses for each of the three years in the period ended December 31, 2001. As of June 30, 2002, the Company had an accumulated deficit of $349.6 million and a working capital deficit of $488,000, excluding net liabilities of discontinued operations of $2.5 million. The Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, the sale of certain non-core assets or other financing sources for the Company. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if the Company does not achieve revenues and generate cash flow at anticipated levels, it will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash generated internally by operations, if any, will be sufficient to meet the Company’s working capital requirements and anticipated capital expenditures through the end of 2002. On July 29, 2002, the Company terminated its existing credit facility and posted $5.6 million in cash to collateralize outstanding letters of credit (Note 6). The Company is currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit.

On July 30, 2002, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each outstanding share of class A common stock and class B common stock to convert automatically into one-tenth of a share of class A common stock and class B common stock, respectively.  The reverse split became effective at the close of business on July 30, 2002.  In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the class A common stock prior to the effectiveness of the reverse split.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital.  All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against the new criteria and have not resulted in any intangibles being reclassified to goodwill, nor alternatively, have any amounts initially recorded as goodwill

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

been separately identified or recognized apart from goodwill. The adoption of this statement as of January 1, 2002 did not have a material impact on the Company’s consolidated financials statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the Company’s amortization expense of goodwill and intangible assets, as goodwill amortization in 2002 and priod periods was immaterial.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for the Company beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets or liabilities to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. The adoption of this statement as of January 1, 2002 did not have a material impact on the Company’s consolidated financial statements.

In November 2001, the FASB staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 concludes that consideration from a vendor to a customer or a reseller is a reduction of the selling price of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and all prior period amounts are required to be reclassified to conform to the current period presentation. The adoption of this standard as of January 1, 2002 did not have any impact on the Company’s consolidated financial statements.

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the three and six months ended June 30, 2002, the Company classified $385,000 and $592,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the three and six months ended June 30, 2001 have been reclassified to include $400,000 and $863,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase to cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on the Company’s net income (loss) for the periods presented.

In July 2002, The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

(3) Discontinued Operations

During the second quarter of 2001, the Company substantially curtailed the operations of its subsidiary, Strategy.com, and reduced the Strategy.com workforce to approximately 40 employees. During the third quarter of 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and continued to review its options with respect to the remaining assets of Strategy.com. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million during the fourth quarter of 2001. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date of December 31, 2001 through the disposal date. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com revenues were $0 for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, Strategy.com revenues were $2.1 million and $4.5 million, respectively.  The net loss from Strategy.com was $0 for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, the net loss from Strategy.com was $25.8 million and $35.0 million, respectively. The net liabilities of Strategy.com included within net liabilities of discontinued operations in the accompanying consolidated balance sheets consist of the following, as of, (in thousands):

	June 30, 2002	December 31, 2001
Current assets (liabilities):
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	25
Prepaid expenses and other current assets	22	272
Accounts payable and accrued expenses	(2,377)	(4,307)
Accrued compensation and employee benefits	—	(100)
Accrued restructuring costs	(148)	(300)
Deferred revenue and advance payments	—	(3)
Other liabilities	—	(66)

Net liabilities of discontinued operations	$(2,503)	$(4,479)

(4) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	June 30, 2002	December 31, 2001

Billed and billable	$37,732	$41,997
Less: billed and unpaid deferred revenue	(10,565)	(12,607)

	27,167	29,390
Less: allowance for doubtful accounts	(4,406)	(7,109)

	$22,761	$22,281

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Contingency from Terminated Contract

In the third quarter of 2001, the Company notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that the companies had entered into as of December 28, 1999. The Company advised Exchange Applications that it must use commercially reasonable efforts to cure the defaults by paying the Company approximately $23.3 million plus interest. Exchange Applications responded by denying the default of its obligations and alleging that the Company had breached its contractual obligations. Exchange Applications also informed the Company that it might seek a reimbursement of all amounts paid to MicroStrategy, including a refund of $10.0 million and the return of 86,425 shares of common stock of Exchange Applications (as adjusted for a one-for-thirty reverse stock split), 10,691 shares of which were received by the Company in January 2002. Management believed that the Company had not committed any breach of obligations alleged by Exchange Applications. Accordingly, the Company responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications’ material default. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because the Company was no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001.  On June 28, 2002, the Company and Exchange Applications entered into an arrangement to terminate the OEM agreement. In connection with the arrangement, the Company paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, the Company recognized $210,000 of product support and other services revenues and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002.

(6) Borrowings

On February 9, 2001, the Company entered into a new loan and security agreement (the “New Credit Facility”) with Foothill Capital Corporation, a subsidiary of Wells Fargo Bank, which provided for aggregate borrowing capacity of up to $30.0 million to be used for general working capital purposes. The previous line of credit had been secured by $25.9 million of restricted cash and cash equivalents through February 2001, at which time the agreement was terminated upon the closing of the New Credit Facility.

The New Credit Facility consisted of a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations, and replaced the previous line of credit agreement.  During the first and second quarters of 2001, the Company repaid $1.1 million of the term loan under the New Credit Facility through the use of the revolving line of credit.

On June 14, 2001, the Company entered into an Amended and Restated Loan and Security Agreement (the “Modified Credit Facility”), which replaced the New Credit Facility. The Modified Credit Facility provided for aggregate borrowing capacity of up to $30.0 million, including a $5.0 million maintenance receivables backed sub-facility, subject to specified borrowing base limitations based on eligible maintenance receivables. The maximum amount available under the maintenance receivables backed sub-facility decreased by $278,000 per month through March 2002, and the remaining balance of $2.5 million could have remained outstanding until maturity. Upon the closing of the Modified Credit Facility, the Company also repaid $8.9 million of the term loan under the New Credit Facility and drew $5.0 million under the Modified Credit Facility.

Borrowings under the Modified Credit Facility accrued interest at a variable rate. The Company’s borrowing rate in effect at June 30, 2002 was 6.25%. The Modified Credit Facility also included an annual 1.50% letter of credit fee. Monthly payments were due to the extent that the balance outstanding exceeded the borrowing base limitations or the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

maintenance receivables backed sub-facility exceeded the maximum month-end amount available. The Modified Credit Facility matured in February 2004 and was collateralized by substantially all of the Company’s domestic assets. During the six months ended June 30, 2002, the Company made payments under the Modified Credit Facility of $4.4 million, which were offset by cash advances of $3.0 million. At June 30, 2002, the Company had no principal amounts outstanding under the Modified Credit Facility.

Under the terms of the Modified Credit Facility, the Company was required to maintain compliance with various covenants, including certain financial covenants, the most restrictive of which was achieving certain minimum earnings amounts, maintaining certain cash balances domestically, and limiting the amount of additional indebtedness that the Company could incur. At June 30, 2002, the Company was in compliance with all covenants.

On July 25, 2002, the Company entered into a new letter of credit security agreement (the “Security Agreement”) with Bank of America. On July 29, 2002, the Company terminated the Modified Credit Facility with Foothill Capital Corporation and, as part of such termination, cancelled the warrants to purchase 5,000 shares of class A common stock that had been previously granted to the lender. Under the Security Agreement, existing letters of credit which were issued by Bank of America for the benefit of the Company and which were previously secured by the Modified Credit Facility are secured by cash collateral equivalent to the balance of the outstanding letters of credit of $5.6 million.

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	June 30, 2002	December 31, 2001

Current:
Deferred product revenue	$508	$2,587
Deferred product support and other services revenue	32,346	30,480

	32,854	33,067
Less: billed and unpaid deferred revenue	(10,224)	(12,080)

	$22,630	$20,987

Non-current:
Deferred product revenue	$276	$709
Deferred product support and other services revenue	2,725	5,249

	3,001	5,958
Less: billed and unpaid deferred revenue	(341)	(527)

	$2,660	$5,431

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(8) Litigation

(a) Securities Litigation

The Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to its 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of the Company’s common stock filed a shareholder derivative lawsuit in the Delaware Court of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Chancery seeking recovery for various alleged breaches of fiduciary duties by certain directors and officers of the Company relating to the restatement of financial results for 1999, 1998 and 1997.

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

During the second quarter of 2002, the amount of settlement consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit was determined. Based upon this determination, the class members received the following consideration: 1) an aggregate principal amount of $80.3 million of the Company’s 7½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests. On June 24, 2002, all of the common stock, warrants, and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002. Upon issuance of the instruments described above, the Company completed distribution of the consideration under the private securities class action settlement.

The Company has the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due. In July and August 2002, the Company entered into agreements with certain holders of its 7½% series A unsecured notes to repurchase promissory notes with an aggregate principal amount of $7.8 million. Upon the closing of the agreements, the Company will issue 204,075 shares of class A common stock and $776,200 in cash. In addition, the Company’s obligation for accrued and unpaid interest of approximately $776,000 through July 30, 2002 will also be eliminated. The Company expects to record a gain on the repurchase of the promissory notes upon closing equal to the excess of the carrying value of the promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes.

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer and current Vice President of Business Affairs, were required to tender to the Company for no consideration an aggregate of 168,350 shares of class A common stock for cancellation. On November 7, 2001, Messrs. Saylor, Bansal, and Lynch contributed 168,350 shares of class A common stock to the Company. Since Mr. Saylor and Mr. Bansal are principal shareholders of the Company, their actions were deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution during the fourth quarter of 2001 for the shares received from Mr. Saylor and Mr. Bansal for approximately $4.3 million, which represents the fair value of the stock on the date of the contribution, and a corresponding increase in treasury stock for that same amount. Upon receipt, the Company immediately canceled the contributed shares. Accordingly, upon completion of the distribution of the securities under the settlement

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

agreements, the Company effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, the Company established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, the Company has updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $7.9 million and $11.4 million during the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2001, the Company recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $24.9 million and $34.6 million, respectively.  The reduction in estimated cost of litigation settlement was comprised of the following, during the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Promissory notes	$2,500	$(16,700)	$2,500	$(16,700)
Class A common stock	(6,688)	(8,721)	(8,910)	(8,721)
Warrants	(3,614)	480	(4,852)	(9,435)
Pending loss on additional settlement	(134)	—	(134)	250

Reduction in estimated cost of litigation settlement	$(7,936)	$(24,941)	$(11,396)	$(34,606)

The fair value of the promissory notes was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. Based on the terms of the debt instrument and the market conditions in existence at the time, the fair value of the promissory notes was initially estimated during 2000 assuming a market borrowing rate of 12%. Based on an estimated market borrowing rate of 12%, an expected discount of $11.3 million was initially computed on the promissory notes during 2000. Due to changes in market conditions after the settlement, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 20% during the second quarter of 2001. Based on an estimated market borrowing rate of 20%, the expected discount on the promissory notes was increased by $16.7 million to $28.0 million during the second quarter of 2001. Due to further changes in market conditions since the settlement, the fair value of the promissory notes was revalued utilizing an estimated market borrowing rate of 18% during the second quarter of 2002.  Based on an estimated market borrowing rate of 18%, the expected discount on the promissory notes was decreased by $2.5 million to $25.5 million during the second quarter of 2002. On June 24, 2002, the Company issued 1% of the $80.3 million aggregate principal amount of the promissory notes (with a carrying value of $550,000) to the class members. The $550,000 carrying value of the promissory notes is included in long term debt in the accompanying consolidated balance sheet. The remaining 99% of the $80.3 million aggregate principal amount of the promissory notes (with a carrying value of $54.5 million) was issued on July 2, 2002. The discount on the promissory notes will be amortized to interest expense over the term of the promissory notes.

Prior to approval of the class action settlement by the United States District Court on April 2, 2001, the Company was obligated to issue the greater of 55,000 shares of common stock or a number of shares of common stock with a value of $16.5 million based upon the per share price of the stock on the date of the settlement hearing. Because the number of shares and share price were not fixed, the Company recorded the full amount of the $16.5 million value of the common stock portion of the settlement. As a result of the court’s approval during the second quarter of 2001, the number of shares of common stock was fixed at 277,778 shares based upon a per share price of $59.40. On June 24, 2002, after the amount of settlement consideration to be issued to individual class members was determined, the Company issued 297,330 shares of class A common stock to the class members as part of the class action settlement. As a result of a decline in the Company’s class A common stock price to $6.00 per share, as of June 24, 2002, the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

value of the common stock issued under the settlement agreement was reduced by $6.7 million and $8.9 million, respectively, during the three and six months ended June 30, 2002, resulting in a valuation of $1.8 million at the date of issuance.

As discussed above, on June 24, 2002, the Company issued to the class members warrants to purchase 189,698 shares of the Company’s class A common stock at an exercise price of $400.00 per share, with the warrants expiring five years after the date of issuance.  The fair value of the warrants issued in connection with the litigation settlement was computed utilizing the Black-Scholes pricing model with the following assumptions used for the calculation during the second quarter of 2002: volatility factor of 110%, risk free interest rate of 4.1%, expected life of 5 years, and no dividend yield. As a result of changes in the estimated fair value of the warrants during the second quarter of 2002, the Company recorded reductions in the provision for the litigation settlement of $3.6 million and $4.9 million, respectively, during the three and six months ended June 30, 2002, resulting in a valuation of $400,000 at the date of issuance.  Because of the rights of the holders of the promissory notes to tender the notes in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133. Accordingly, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis with the change being recorded as other income (expense) until they are exercised or expire. As of June 30, 2002, the fair value of the warrants had declined to $19,000, or $0.10 per warrant, based on the quoted market trading price on that date. As a result, the Company recorded a reduction in the carrying value of its warrant liability and an increase in other income in the amount of $381,000 for the decline in the value of the warrants between the date of issuance of June 24, 2002 and the end of the current quarter of June 30, 2002. The fair value of the warrants is included in other long-term liabilities in the accompanying consolidated balance sheet.

The details of the accrued litigation settlement consist of the following, as of (in thousands):

	June 30, 2002			December 31, 2001

	Accounts Payable and Accrued Expenses	Accrued Litigation Settlement	Total Accrual	Accounts Payable and Accrued Expenses	Accrued Litigation Settlement	Total Accrual

Promissory notes	$—	$54,450	$54,450	$—	$52,500	$52,500
Class A common stock	—	—	—	—	10,695	10,695
Warrants	—	—	—	—	5,252	5,252
Pending loss on additional settlement	—	—	—	—	190	190
Legal fees	43	—	43	331	—	331
Administration costs	335	—	335	409	—	409

Total accrual	$378	$54,450	$54,828	$740	$68,637	$69,377

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. (“BO”). The lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating trade secrets and confidential information and soliciting the Company’s employees and customers. The Company’s complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO’s software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company amended its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, the Company submitted an agreed order to further amend its complaint against BO to add claims for violations of the Virginia Conspiracy Act. The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on October 8, 2002. As these actions are in a preliminary stage, the Company is currently unable to estimate a potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations, or cash flows.

(9) Convertible Preferred Stock

On June 19, 2000, the Board of Directors of the Company authorized the issuance of 17,500 shares of series A redeemable convertible preferred stock with a par value of $0.001 per share.  Upon adoption of this resolution, the Company issued 12,500 shares of its series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. In connection with the transaction, the Company recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature of the series A redeemable convertible preferred stock. On June 14, 2001, the Company refinanced all but 650 shares of its series A redeemable convertible preferred stock with a combination of cash, class A common stock and newly issued preferred stock. The 650 shares of the series A redeemable convertible stock that remained outstanding had a stated value of $6.5 million. The Company redeemed or exchanged the remaining 11,850 shares of its series A redeemable convertible preferred stock as follows:

•	$12.5 million stated value of the series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

•

$38.75 million stated value of the series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 556,847 shares of class A common stock and $16.3 million stated value of series D convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $50.00 per share;

•

$33.125 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $125.00 per share, subject to adjustment at maturity if the Company elected to mandatorily convert these shares into class A common stock;

•

$27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $175.00 per share, subject to adjustment at maturity if the Company elected to mandatorily convert these shares into class A common stock; and

•	$6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

In connection with this refinancing, the Company determined that the total fair value of the new series of preferred stock and the cash and fair value of the common stock issued at closing were lower than the carrying value of the series A securities being refinanced. Accordingly, the Company recorded a net gain attributable to common stockholders on the refinancing of the series A preferred stock of $29.4 million during the second quarter of 2001. This net gain represents the excess of the fair value of the consideration transferred to the holders of the series A preferred stock of $118.5 million over the carrying value of those preferred securities of $107.5 million, or $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred shares redeemed of $18.4 million.

On September 10, 2001 the Company paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company issued 35,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

Based on the valuation of the series D preferred stock, the Company determined that the effective conversion price of the series D preferred stock was less than the fair value of the Company’s class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company’s class A common stock on the closing date and the effective conversion price of the series D preferred stock. The beneficial conversion feature was recorded as a discount on the value of the series D preferred stock and an increase in additional paid-in capital and was accreted using the effective interest method over the three-year term of the series D preferred stock. For the three and six months ended June 30, 2002, accretion to the carrying value of the beneficial conversion feature was $244,000 and $475,000, respectively.  For the three and six months ended June 30, 2001, accretion to the carrying value of the beneficial conversion feature was $37,000.

On the June 19, 2002 maturity of the series A preferred stock, the remaining 650 shares of series A preferred stock mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. As a result of the conversion, the Company issued 487,402 shares of class A common stock based on a conversion price of $13.34 per share, plus 7,478 shares of class A common stock for accrued and unpaid dividends. The difference between the carrying value of the 650 shares of series A preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

The Company recorded each series of preferred stock issued in June 2001 at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on the respective fair value of each series. The Company was accreting the carrying value of the series B and series C preferred stock to its stated value over the three-year term of each series of preferred stock. For the three and six months ended June 30, 2002, accretion to the carrying value of the preferred stock was $323,000 and $658,000, respectively.  For the three and six months ended June 30, 2001, accretion to the carrying value of the preferred stock was $130,000 and $671,000, respectively.  Because the series D preferred stock required share settlement at maturity and did not have a mandatory cash redemption requirement, except upon a triggering event, the Company did not accrete the carrying value of the series D preferred stock to its stated value.

For the three and six months ended June 30, 2002, the Company accrued total dividends of $2.0 million and $4.0 million, respectively, on all of its series of preferred stock. For the three and six months ended June 30, 2001, the Company accrued total dividends of $2.2 million and $4.4 million, respectively, on all of its series of preferred stock.  During the six months ended June 30, 2002, the Company paid aggregate preferred stock dividends valued at $4.9 million through the issuance of 154,508 shares of class A common stock in lieu of cash. During the six months ended June 30, 2001, the Company paid aggregate preferred stock dividends valued at $3.7 million through the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 issuance of 81,917 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction. As of June 30, 2002 and December 31, 2001, the Company had accrued preferred stock dividends of $1.9 million and $2.8 million, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

On July 30, 2002, the Company entered into agreements with each holder of its series B preferred stock, series C preferred stock and series D preferred stock, pursuant to which the Company agreed to redeem or exchange all of its outstanding series B preferred stock, series C preferred stock and series D preferred stock held by such holder at closing that had not been converted by such holder since the date of the agreement. The agreements provided that if the holders converted any shares of preferred stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued in the conversion. On August 6, 2002, the Company issued 695,318 shares of class A common stock to the holders of series B preferred stock, Series C preferred stock and series D preferred stock upon such holders’ conversion of $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock. In addition, the Company closed the redemption and exchange transaction on August 6, 2002 by issuing the following consideration in redemption and exchange of the remaining outstanding shares of series B preferred stock and series C preferred stock:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The $20.96 million stated value of series F preferred stock is convertible into class A common stock at a fixed conversion price of $15.00 per share, resulting in a total of 1,397,174 shares of class A common stock issuable upon the conversion of the series F preferred stock. The conversion price is not subject to any resets or other adjustments (other than with respect to stock splits and similar transactions). The series F preferred stock has a two-year maturity and will not pay dividends. At maturity, the series F preferred stock mandatorily converts into class A common stock at the fixed conversion price of $15.00 per share. The Company expects to record a gain in the third quarter of 2002 on the series B, C and D preferred stock conversions and redemptions equal to the excess of the carrying value of the series B, C and D preferred stock over the fair value of the consideration received by the holders of such preferred stock. This gain is estimated to be between $30 million and $36 million, but could differ based on the final results of the Company’s valuation.

Other than as required by law, holders of series F preferred stock have no voting rights, except that the consent of at least two-thirds of the outstanding shares of series F preferred stock would be required to effect any change in either the Company’s Amended and Restated Certificate of Incorporation or Certificates of Designation that would change any of the rights of the series F preferred stock or to issue any other additional shares of series F preferred stock. The series F preferred stock ranks senior to common stock with respect to distribution and payments upon the liquidation or dissolution of the Company and has a liquidation preference of $10,000 per share, or $20.96 million in the aggregate.

(10) Redeemable Convertible Preferred Stock of Discontinued Operations

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On August 29, 2001, the Company entered into an exchange agreement (the “Exchange Agreement”) pursuant to which MicroStrategy acquired all 16,536,049 shares of Strategy.com’s series A preferred stock in exchange for 350,000 shares of MicroStrategy’s class A common stock. Based on the closing price of the Company’s class A common stock of $24.90 per share on the date of the closing and the carrying value of Strategy.com’s series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million attributable to common stockholders. This gain represented the excess of the carrying value of Strategy.com’s preferred stock over the fair value of the Company’s class A common stock exchanged in the transaction.

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the three and six months ended June 30, 2001, the Company accreted offering costs and dividends of $1.2 million and $2.3 million, respectively, on the preferred stock of Strategy.com. The accretion of offering costs and dividends on Strategy.com’s preferred stock until the date of redemption was previously classified as minority interest and is now reflected within loss from discontinued operations in the accompanying consolidated statements of operations.

 (11) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income (loss) and reflected in stockholders’ equity (deficit) as accumulated other comprehensive income.

Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$27,512	$(33,298)	$30,497	$(53,869)
Foreign currency translation adjustment	(239)	(313)	(124)	(600)
Unrealized (loss) gain on short-term investments, net of applicable taxes	(25)	699	(142)	256

Comprehensive income (loss)	$27,248	$(32,912)	$30,231	$(54,213)

(12) Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” and EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Diluted Earnings per Share”. Additionally, in accordance with EITF Topic D-95, “Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share,” participating securities that are convertible into common stock must be included in the computation of basic earnings (loss) per share if their effect is dilutive. Because each series of the Company’s preferred stock outstanding at June 30, 2002 has participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, each series of preferred stock is considered to be a participating convertible security and is therefore included in the computation of basic earnings (loss) per share to the extent they are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended June 30, 2002 and 2001, respectively (in thousands, except per share data):

	Three months ended June 30, 2002			Three months ended June 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net income (loss) from continuing operations	$27,512			$(7,521)
Loss from discontinued operations	—			(25,777)

Net income (loss)	27,512			(33,298)
Dividends on and accretion of series A, B, C, and D convertible preferred stock	(2,566)			(2,364)
Net gain on refinancing of series A redeemable convertible preferred stock	—			29,370

Net income (loss) attributable to common stockholders	24,946			(6,292)
Effect of common stock and participating
convertible securities:
Weighted average shares of class A common stock	—	5,079		—	3,231
Weighted average shares of class B common stock	—	4,643		—	5,094
Series A preferred stock	151	428		—	—
Series D preferred stock	244	290		—	—

Basic earnings (loss) per share	25,341	10,440	$2.43	(6,292)	8,325	$(0.76)

Effect of dilutive securities:
Employee stock options	—	58		—	—

Diluted earnings (loss) per share	$25,341	10,498	$2.41	$(6,292)	8,325	$(0.76)

The numerator in the basic and diluted earnings per share calculation for the three months ended June 30, 2002 has been adjusted to add back $395,000 of dividends and accretion on the series A preferred stock and series D preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The diluted earnings per share calculation for the three months ended June 30, 2002 excludes series B preferred stock and series C preferred stock, which were convertible into 265,000 and 159,000 weighted average shares of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

class A common stock, respectively, because their effect would have been anti-dilutive. The diluted loss per share calculation for the three months ended June 30, 2001 excluded the series A preferred stock, series B preferred stock, series C preferred stock, series D preferred stock, and series E preferred stock, which were convertible into 312,007, 46,593, 27,956, 57,182, and 32,579 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive. Additionally, employee stock options of 414,907 were excluded from the diluted loss per share calculation for the three months ended June 30, 2001 because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the six months ended June 30, 2002 and 2001, respectively (in thousands, except per share data):

	Six months ended June 30, 2002			Six months ended June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss) from continuing operations	$30,497			$(18,859)
Loss from discontinued operations	—			(35,010)

Net income (loss)	30,497			(53,869)
Dividends on and accretion of series A, B, C, and D convertible preferred stock	(5,123)			(4,522)
Net gain on refinancing of series A redeemable convertible preferred stock	—			29,370

Net income (loss) attributable to common stockholders	25,374			(29,021)

Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	4,887		—	3,130
Weighted average shares of class B common stock	—	4,643		—	5,094
Series A preferred stock	327	320		—	—
Series D preferred stock	474	290		—	—

Basic earnings (loss) per share	26,175	10,140	$2.58	(29,021)	8,224	$(3.53)

Effect of dilutive securities:
Employee stock options	—	163		—	—

Diluted earnings (loss) per share	$26,175	10,303	$2.54	$(29,021)	8,224	$(3.53)

The numerator in the basic and diluted earnings per share calculation for the six months ended June 30, 2002 has been adjusted to add back $801,000 of dividends and accretion on the series A preferred stock and series D preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The diluted earnings per share calculation for the six months ended June 30, 2002 excludes series B preferred stock and series C preferred stock, which were convertible into 265,000 and 159,000 weighted average shares of class A

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

common stock, respectively, because their effect would have been anti-dilutive. The diluted loss per share calculation for the six months ended June 30, 2001 excluded the series A preferred stock, series B preferred stock, series C preferred stock, series D preferred stock, and series E preferred stock, which were convertible into 343,211, 23,297, 13,987, 28,591, and 16,290 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive. Additionally, employee stock options of 377,398 were excluded from the diluted loss per share calculation for the six months ended June 30, 2001 because their effect would have been anti-dilutive.

(13) Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented (Note 3). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment–business intelligence.

The following summary discloses total revenues and long-lived assets relating to the Company’s geographic regions (in thousands):

	Domestic	International	Consolidated

Three Months Ended June 30, 2002
Total license and service revenues	$23,322	$13,508	$36,830
Long-lived assets	29,628	2,329	31,957
Three Months Ended June 30, 2001
Total license and service revenues	$32,563	$14,997	$47,560
Long-lived assets	53,237	2,972	56,209

	Domestic	International	Consolidated

Six Months Ended June 30, 2002
Total license and service revenues	$46,689	$25,800	$72,489
Long-lived assets	29,628	2,329	31,957
Six Months Ended June 30, 2001
Total license and service revenues	$65,196	$31,776	$96,972
Long-lived assets	53,237	2,972	56,209

Transfers relating to intercompany software license royalties from international to domestic operations of $7.3 million and $9.7 million, respectively, for the three and six months ended June 30, 2002, and transfers relating to intercompany software license royalties from international to domestic operations of $5.7 million and $10.3 million, respectively, for the three and six months ended June 30, 2001, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and six months ended June 30, 2002 and 2001, no individual customer accounted for 10% or more of consolidated total revenue.

(14) Restructuring and Impairment Charges

During the second quarter of 2001, the Company adopted a restructuring plan designed to focus its commercial activities. The restructuring plan included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company’s workforce by 450 domestic and international employees and 147 Strategy.com employees throughout all functional areas, or approximately 33% of the Company’s worldwide headcount. As a

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

result of the reduction in headcount, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia.

As a result of this restructuring plan, the Company recorded restructuring and impairment charges of $23.4 million during the second quarter of 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring.  Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant.

During the third quarter of 2001, the Company adopted an additional restructuring plan to effect a further reduction in its workforce as part of its ongoing measures to better align operating expenses with revenues and further focus on its core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of the Company’s workforce by 229 additional domestic and international employees throughout all functional areas. At December 31, 2001, all of these headcount reductions were completed.  In connection with the restructuring plan adopted during the third quarter of 2001, the Company recorded additional restructuring and impairment charges of $3.0 million.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Additionally, in connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, the Company recorded an impairment charge to write-down that intangible asset to its fair value.

In connection with the impairment charges recorded during 2001, certain assets held for sale, which are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheet, were written down to their fair value of $912,000. During 2001, the Company sold approximately $400,000 of these assets held for sale.  During the six months ended June 30, 2002, the Company sold an additional $70,000 of these assets held for sale and recognized a loss of $278,000 related to the disposal of certain of these assets held for sale.

The following table sets forth a summary of the accrued restructuring costs as of June 30, 2002 (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Charges for First Quarter 2002	Adjustments and Charges for Second Quarter 2002	2002 Non-cash Charges	2002 Cash Payments	Accrued Restructuring Costs at June 30, 2002

Severance and other employee termination benefits	$72	$—	$—	$—	$(43)	$29
Write-down of impaired assets	—	—	—	—	—	—
Estimated sublease losses and other facility closing costs	10,967	1,232	1,162	(53)	(2,730)	10,578
Terminations of computer and equipment leases	485	—	—	—	(214)	271
Accrual for professional fees	169	—	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$1,232	$1,162	$(53)	$(3,012)	$11,022

Based upon a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, the Company adjusted its restructuring reserve by recording additional sublease losses of $2.4 million during the six months ended June 30, 2002. As of June 30, 2002, unpaid amounts of $6.7 million and $4.4 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to severance costs and fees incurred for professional services will be substantially paid during the third quarter of 2002. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 204,000 square feet of vacant office space, of which 101,000 square feet has been subleased as of June 30, 2002. The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $10.8 million at June 30, 2002 represents $17.8 million in gross lease obligations and $2.9 million of estimated commissions, concessions, and other costs, offset by $9.9 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates once all vacant office space has been entirely sublet. The Company is also considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

Our software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. Our web architecture provides reporting, security, performance and standards that are critical for web deployment.  Within intranets, our products provide employees with information to enable them to make better, more cost-effective business decisions.  In extranets, enterprises can use our MicroStrategy 7i software to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education and technical support services for our customers and partners.

Throughout 2001 and 2002, we have been affected by the global economic slowdown which has resulted in a decrease in corporate spending on information technology. These macro-economic factors have had an adverse impact on our results of operations.

On July 30, 2002, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten, causing each outstanding share of class A common stock and class B common stock to convert automatically into one-tenth of a share of class A common stock and class B common stock, respectively.  The reverse split became effective at the close of business on July 30, 2002.  In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the class A common stock prior to the effectiveness of the reverse split.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital.  All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Statements of Operations Data
Revenues:
Product licenses	40.8%	42.6%	40.7%	40.1%
Product support and other services	59.2	57.4	59.3	59.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.6	1.7	1.5	1.9
Product support and other services	17.6	23.0	18.1	27.1

Total cost of revenues	19.2	24.7	19.6	29.0

Gross profit	80.8	75.3	80.4	71.0

Operating expenses:
Sales and marketing	31.0	42.9	32.9	48.5
Research and development	18.6	16.5	16.8	18.9
General and administrative	18.5	22.4	18.7	23.1
Restructuring and impairment charges	3.2	49.2	3.3	24.1
Amortization of goodwill and intangible assets	2.3	8.9	2.5	8.8

Total operating expenses	73.6	139.9	74.2	123.4

Income (loss) from operations	7.2	(64.6)	6.2	(52.4)
Financing and other income (expense):
Interest income	0.5	1.0	0.5	1.3
Interest expense	(4.5)	(3.1)	(4.5)	(1.8)
Loss on investments	(0.5)	(0.5)	(0.7)	(1.4)
Reduction in estimated cost of litigation settlement	21.5	52.4	15.7	35.7
Gain on contract termination	45.7	—	23.2	—
Other income (expense), net	5.9	(0.9)	2.8	(0.5)

Total financing and other income (expense)	68.6	48.9	37.0	33.3

Income (loss) from continuing operations before income taxes	75.8	(15.7)	43.2	(19.1)
Provision for income taxes	1.1	0.1	1.1	0.3

Net income (loss) from continuing operations	74.7	(15.8)	42.1	(19.4)

Discontinued operations:
Loss from discontinued operations	—	(54.2)	—	(36.1)

Net income (loss)	74.7	(70.0)	42.1	(55.5)

Dividends on and accretion of series A, B, C, and D convertible preferred stock	(7.0)	(5.0)	(7.1)	(4.7)
Net gain on refinancing of series A redeemable convertible preferred stock	—	61.8	—	30.3

Net income (loss) attributable to common stockholders	67.7%	(13.2% )	35.0%	(29.9% )

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased from $47.6 million to $36.8 million for the three months ended June 30, 2001 and 2002, respectively, representing a decrease of 22.6%, and from

$97.0 million to $72.5 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 25.2%.

Product Licenses Revenues. Product licenses revenues decreased from $20.3 million to $15.0 million for the three months ended June 30, 2001 and 2002, respectively, representing a decrease of 25.9%, and from $38.9 million to $29.5 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 24.1%. The overall decrease in product licenses revenues was primarily due to the continued economic slowdown in the first half of 2002, which led to decreased corporate spending on information technology. We expect product licenses revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Based on the revenue recognition criteria established in the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues from certain large, multiple element arrangements have been recorded as deferred revenue and advance payments, with both product licenses revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs as the work progresses. Contracts accounted for under the percentage of completion method represented 0% and 0.5% of total revenues during the three and six months ended June 30, 2002, respectively, and 7.8% and 9.0% of total revenues during the three and six months ended June 30, 2001, respectively.

In the third quarter of 2001, we notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that had been entered into as of December 28, 1999. Exchange Applications responded by denying the default of its obligations and alleging that we had breached our contractual obligations. Exchange Applications also informed us that it may seek a reimbursement of all amounts paid to us. Management believed that MicroStrategy had not committed any breach of obligations alleged by Exchange Applications. Accordingly, we responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications’ material default. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because we were no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001. On June 28, 2002, MicroStrategy and Exchange Applications entered into an arrangement to terminate the OEM agreement. In connection with the arrangement, we paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, we recognized $210,000 of product support and other services revenues and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002. During the three and six months ended June 30, 2001, we recognized $203,000 and $434,000, respectively, of product licenses revenues and $2.3 million and $4.9 million, respectively, of product support and other services revenues relating to this contract.

Product Support and Other Services Revenues. Product support and other services revenues decreased from $27.3 million to $21.8 million for the three months ended June 30, 2001 and 2002, respectively, representing a decrease of 20.1%, and from $58.1 million to $43.0 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 26.0%. The overall decrease in product support and other services revenues was primarily attributable to a decrease in demand for consulting and education services, offset by a slight increase in revenues from maintenance services. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues decreased from $15.0 million to $13.5 million for the three months ended June 30, 2001 and 2002, respectively, representing a decrease of 9.9%, and from $31.8 million to $25.8 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 18.8%. International product licenses revenues decreased from $7.1 million to $5.8 million for the three months ended

June 30, 2001 and 2002, respectively, representing a decrease of 18.3%, and from $15.2 million to $11.0 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 27.6%. International product support and other services revenues decreased from $7.9 million to $7.7 million for the three months ended June 30, 2001 and 2002, respectively, representing a decrease of 2.5%, and from $16.6 million to $14.8 million for the six months ended June 30, 2001 and 2002, respectively, representing a decrease of 10.8%. The decrease in international revenues is primarily attributable to the continued global economic slowdown, which led to decreased corporate spending on information technology. Additionally during the latter part of 2001, we closed our Switzerland and Austria sales offices. As a percentage of total revenues, international revenues were 36.7% and 31.5% for the three months ended June 30, 2002 and 2001, respectively, and 35.6% and 32.8% for the six months ended June 30, 2002 and 2001, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. In the latter part of 2001 and throughout the first half of 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.4% and 0.5% of total revenues during the three and six months ended June 30, 2002, respectively. Management believes that our economic exposure in that region is not significant.

Costs and Expenses

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product licenses revenues decreased from $820,000 to $572,000 for the three months ended June 30, 2001 and 2002, respectively, and from $1.9 million to $1.1 million for the six months ended June 30, 2001 and 2002, respectively.  As a percentage of product licenses revenues, cost of product licenses revenues decreased from 4.0% to 3.8%, for the three months ended June 30, 2001 and 2002, respectively, and from 4.8% to 3.7%, for the six months ended June 30, 2001 and 2002, respectively. The decrease in cost of product licenses revenues as a percentage of product licenses revenues was primarily due to decreased software royalty arrangements with third-party software vendors resulting from a decrease in MicroStrategy software sold that included third-party software. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product licenses revenues as a percentage of total product licenses revenues may increase. The decrease was partially offset by an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002.  In connection with the release of these two products, we expect the quarterly cost of product licenses revenues to continue to include $235,000 of incremental amortization of capitalized software development costs throughout the remainder of 2002.

Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services revenues decreased from $10.9 million to $6.5 million for the three months ended June 30, 2001 and 2002, respectively, and from $26.3 million to $13.1 million for the six months ended June 30, 2001 and 2002, respectively.  As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 40.1% to 29.8% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 45.3% to 30.6% for the six months ended June 30, 2001 and 2002, respectively. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost”) was primarily due to a decrease in our consulting, technical support and education staffing levels by approximately 45% in the first half of 2002 as compared to the first half of 2001 in connection with the implementation of our restructuring plans in the second and third quarters of 2001. Additionally, the significant decrease in services cost was also attributable to a decrease in the use of third parties to perform consulting services, an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services, and improved utilization of consulting personnel due to the reduction in consulting personnel as part of the 2001 restructuring plans.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $20.4 million to

$11.4 million for the three months ended June 30, 2001 and 2002, respectively, and from $47.0 million to $23.9 million for the six months ended June 30, 2001 and 2002, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 42.9% to 31.0% for the three months ended June 30, 2001 and 2002, respectively, and from 48.5% to 32.9% for the six months ended June 30, 2001 and 2002, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our 2001 restructuring plans, decreased commissions expense as a result of lower product license revenues and decreased promotional activities and advertising. Staffing levels for sales and marketing personnel decreased by approximately 57% in the first half of 2002 as compared to the first half of 2001. As part of the restructuring plans adopted in the second and third quarters of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses decreased from $7.8 million to $6.9 million for the three months ended June 30, 2001 and 2002, respectively, and from $18.3 million to $12.2 million for the six months ended June 30, 2001 and 2002, respectively.  As a percentage of total revenues, research and development expenses increased from 16.5% to 18.6% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 18.9% to 16.8% for the six months ended June 30, 2001 and 2002, respectively. During 2001 and 2002, we focused our research and development efforts on enhancing our core business intelligence product line and limited our initiatives on new product development not directly tied to business intelligence. As a result of this change in focus and our 2001 restructuring plans, research and development expenses declined due to a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of our research and development personnel decreased by approximately 27% in the first half of 2002 as compared to the first half of 2001, resulting in an overall decrease in research and development expenses. Also contributing to the decline in research and development expenses was the capitalization of software development costs during the first quarter of 2002 associated with the development of certain products, as discussed further below.

In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and will no longer capitalize development costs associated with these products after that date. We are also currently working on the development of Unix-based business intelligence products which are expected to be available for general release during late 2002 and early 2003. We did not capitalize software development costs associated with our Unix-based products during the second quarter of 2002. As of June 30, 2002, our research and development engineering resources were allocated to the following major projects: 64% to our MicroStrategy 7i product, 9% to our Narrowcast Server 7.2 product, 21% to our Unix products, and 6% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

During the three and six months ended June 30, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized an additional $491,000 and $2.5 million, respectively, of software development costs associated with the development of MicroStrategy 7i and $99,000 and $419,000, respectively, of software development costs associated with the development of Narrowcast Server 7.2 software.  During the three and six months ended June 30, 2001, we capitalized $606,000 of software development costs associated with the release of Narrowcast Server 7.1 software.  Software development costs are capitalized from the time that technological feasibility is reached until the general release of the respective software products. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $338,000 and $118,000 for the three months ended June 30, 2002 and 2001, respectively, and $517,000 and $283,000 for the six months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, we capitalized $2.3 million more of software development costs than  during the comparable period in 2001 as part of the development of MicroStrategy 7i and Narrowcast Server 7.2 software. This increase in capitalized software development costs, combined with the reduction in staffing levels, as discussed above, resulted in a decrease in research and development expenses as a percentage of total revenues. During the three months ended June 30, 2002 and 2001, we capitalized similar amounts of software development costs. As a result of the reduction in revenues, as discussed above, our research and development expenses increased as a percentage of total revenues during the three months ended June 30, 2002 as compared to the comparable period in 2001.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses decreased from $10.7 million to $6.8 million for the three months ended June 30, 2001 and 2002, respectively, and from $22.4 million to $13.6 million for the six months ended June 30, 2001 and 2002, respectively.  As a percentage of total revenues, general and administrative expenses decreased from 22.4% to 18.5% for the three months ended June 30, 2001 and 2002, respectively, and from 23.1% to 18.7% for the six months ended June 30, 2001 and 2002, respectively. The decrease in general and administrative expenses was primarily due to a reduction in staff levels and office occupancy costs as a result of the restructuring plans implemented during the second and third quarters of 2001, a decrease in the use of external professional services, and a reduction in recruiting efforts. Staffing levels for our general and administrative personnel decreased by approximately 37% in the first half of 2002 as compared to the first half of 2001. General and administrative expenses may be further reduced in future periods, if necessary, to better align expenses with anticipated revenue levels.

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

As a result of this restructuring plan, we recorded restructuring and impairment charges of $23.4 million during the second quarter of 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring.  Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant.

During the third quarter of 2001, we adopted an additional restructuring plan to effect a further reduction in our workforce as part of our ongoing measures to better align operating expenses with revenues and further focus on our core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of our workforce by 229 additional domestic and international employees throughout all functional areas. At December 31, 2001, all of these headcount reductions were completed.  In connection with the restructuring plan adopted during the third quarter of 2001, we recorded additional restructuring and impairment charges of $3.0 million.

Amounts related to estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 204,000 square feet of vacant office space, of which approximately 101,000 square feet has been subleased as of June 30, 2002. The remaining vacant office space is currently being marketed for sublease. As of June 30, 2002, we had $10.8 million accrued for our estimated computer, equipment and real estate lease losses, representing $17.8 million in gross lease obligations and $2.9 million of estimated commissions, concessions, and other costs, offset by $9.9 million in estimated gross sublease income recoveries during the remaining lease terms. If we are unable to obtain this level of estimated sublease income, we will incur additional restructuring costs and our cash position would be adversely affected. We are also considering terminating certain leases early. We estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Final actual amounts could differ from current estimates once all vacant space has been entirely sublet.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, we adjusted the restructuring reserve by recording additional sublease losses of $2.4 million during the six months ended June 30, 2002. The following table sets forth a summary of the accrued restructuring costs as of June 30, 2002 (in thousands):

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Charges for First Quarter 2002	Adjustments and Charges for Second Quarter 2002	2002 Non-cash Charges	2002 Cash Payments	Accrued Restructuring Costs at June 30, 2002

Severance and other employee termination benefits	$72	$—	$—	$—	$(43)	$29
Write-down of impaired assets	—	—	—	—	—	—
Estimated sublease losses and other facility closing costs	10,967	1,232	1,162	(53)	(2,730)	10,578
Terminations of computer and equipment leases	485	—	—	—	(214)	271
Accrual for professional fees	169	—	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$1,232	$1,162	$(53)	$(3,012)	$11,022

As a result of the various restructuring initiatives adopted during 2001, management expects that operating expenses for 2002 will be reduced by approximately $36.0 million to $45.0 million as compared to actual operating expenses for 2001. Except for our estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

Amortization of Goodwill and Intangible Assets. We have recorded $862,000 and $1.8 million in amortization expense for the three and six months ended June 30, 2002, respectively, and $4.2 million and $8.5 million in amortization expense for the three and six months ended June 30, 2001, respectively. The decrease in amortization expense is attributable to the impairment charge of $12.2 million recorded in 2001 to write-down the carrying value of our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, to its fair value.  Additionally, see “Recent Accounting Pronouncements” below regarding the issuance of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” During the three and six months ended June 30, 2002 and 2001, respectively, our amortization of goodwill was immaterial.

Loss on Investments. Loss on investments was $205,000 and $494,000 during the three and six months ended June 30, 2002, respectively, and $233,000 and $1.3 million during the three and six months ended June 30, 2001, respectively. This decline was primarily attributable to the decline in our short-term investment holdings as of June 30, 2002 of $90,000 as compared to our short-term investment holdings of $3.4 million as of June 30, 2001.

Reduction in Estimated Cost of Litigation Settlement. MicroStrategy and certain of its officers and directors were named as defendants in a private securities class action lawsuit alleging that they had violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) and Section 20A of the Exchange Act in connection with various statements that were made with respect to our 1999, 1998 and 1997 financial results. The action was consolidated in the United States District Court for the Eastern District of Virginia. In June 2000, purported holders of our common stock filed a shareholder derivative lawsuit in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of our directors and officers relating to the restatement of financial results for 1999, 1998 and 1997.

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

As part of the derivative settlement agreement described above and in satisfaction of a condition of the class action settlement, certain officers tendered 168,350 shares of class A common stock to the Company for no consideration during the fourth quarter of 2001, and we have canceled these shares. Accordingly, upon the completion of the distribution of the securities under the settlement agreements, we effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

During the second quarter of 2002, the amount of settlement consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit was determined.  Based upon this determination, the class members received the following consideration: 1) an aggregate principal amount of $80.3 million of our 7 ½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests.  On June 24, 2002, all of the common stock, warrants, and cash were issued to the class members.  We issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002. Upon issuance of the instruments described above, we completed distribution of the consideration under the private securities class action settlement.

We have the right, at any time, to prepay the promissory notes, or to mandatorily convert the promissory notes into shares of class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due. In July and August 2002, we entered into agreements with certain holders of our 7 ½% series A unsecured notes to repurchase promissory notes with an aggregate principal amount of $7.8 million. Upon the closing of the agreements, we will issue 204,075 shares of class A common stock and $776,200 in cash. In addition, our obligation for accrued and unpaid interest of approximately $776,000 through July 30, 2002 will also be eliminated. We expect to record a gain on the repurchase of the promissory notes upon closing equal to the excess of the carrying value of the promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes.

Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, we established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, we have updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $7.9 million and $11.4 million during the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2001, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $24.9 million and $34.6 million, respectively.  The reduction in estimated cost of litigation settlement was comprised of the following, during the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Promissory notes	$2,500	$(16,700)	$2,500	$(16,700)
Class A common stock	(6,688)	(8,721)	(8,910)	(8,721)
Warrants	(3,614)	480	(4,852)	(9,435)
Pending loss on additional settlement	(134)	—	(134)	250

Reduction in estimated cost of litigation settlement	$(7,936)	$(24,941)	$(11,396)	$(34,606)

We are also involved in patent infringement lawsuits with Business Objects, S.A. As the actions relating to Business Objects are in a preliminary stage, we are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position and results of operations or cash flows.

Gain on Contract Termination. On June 28, 2002, MicroStrategy and Exchange Applications entered into an arrangement to terminate the software development and OEM agreement that had been entered into as of December 28, 1999. In connection with the arrangement, we paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support their customers that had purchased products prior to the effective date of the arrangement. As a result, during the second quarter of 2002, we recognized $210,000 of product support and other services revenues and recorded a gain on contract termination of $16.8 million related to the remaining amount that had been previously classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001.

Other Income (Expense), net.  Other income (expense), net includes gains and losses on foreign currency transactions and, for the three and six months ended June 30, 2002, includes gains and losses on certain legal settlements, gains on the write-down of warrants issued in association with the litigation settlement, and losses from disposals of property and equipment and certain other assets held for sale.

Provision for Income Taxes. During the three and six months ended June 30, 2002, we recorded income tax expense of $420,000 and $819,000, respectively.  During the three and six months ended June 30, 2001, we recorded income tax expense of $48,000 and $337,000, respectively. During the three and six months ended June 30, 2002, we utilized net operating loss carryforward, which had the effect of reducing our effective tax rate and related tax expense. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable, withholding taxes associated with international sales, and withholding taxes on repatriated cash in certain countries. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Loss from Discontinued Operations.  On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented. Loss from discontinued operations was $0 for the three and six months ended June 30, 2002, respectively, and $25.8 million and $35.0 million for the three and six months ended June 30, 2001, respectively. The remaining net liabilities of discontinued operations as of June 30, 2002 are based on estimates and actual results could differ under different assumptions or conditions.

Dividends on and Accretion of Series A, B, C, and D Convertible Preferred Stock. During the three and six months ended June 30, 2002, we recorded aggregate preferred stock dividends and accretion of $2.6 million and $5.1 million, respectively. During the three and six months ended June 30, 2001, we recorded aggregate preferred stock dividends and accretion of $2.4 million and $4.5 million, respectively. During the six months ended June 30, 2002, we paid aggregate preferred stock dividends valued at $4.9 million through the issuance of 154,508 shares of class A common stock in lieu of cash.  As of June 30, 2002, we had accrued preferred stock dividends of $1.9 million, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheet. During the six months ended June 30, 2001, we paid aggregate preferred stock dividends valued at $3.7 million through the issuance of 81,917 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction as discussed further below, the fair value of which approximated the dividend owed.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of our series A redeemable convertible preferred stock for a combination of cash, common stock and series B, series C, series D and series E preferred stock as described below, we determined that the total fair value of the new series of preferred stock and the cash and fair value of the common stock issued at closing were lower than the carrying value of the series A preferred securities being refinanced. Accordingly, as a result of the refinancing, we recorded a net gain to additional paid-in capital of $29.4 million attributable to common stockholders. This net gain represents the excess of the fair value of the total consideration transferred to the holders of the series A preferred stock of $118.5 million over the carrying value of those preferred securities of $107.5 million, or $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred shares redeemed of $18.4 million. The net gain of $29.4 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the three and six months ended June 30, 2001 and was included in the determination of basic and diluted earnings (loss) per share of continuing operations.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Aggregate deferred revenue and advance payments were $25.3 million as of June 30, 2002 compared to $26.4 million as of December 31, 2001. We expect to recognize approximately $22.6 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depends on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of actual revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments, and on-going collection of our accounts receivable. On June 30, 2002 and December 31, 2001, we had $37.3 million and $39.8 million of cash, cash equivalents, and short-term investments, respectively, of which $251,000 and $439,000 was restricted cash as of June 30, 2002 and December 31, 2001, respectively.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Twelve months ending June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related obligations:
Leases (1)	$6,488	$1,535	$914	$914	$434	$564	$10,849
Other	173	—	—	—	—	—	173

Restructuring-related obligations, net	6,661	1,535	914	914	434	564	11,022

Other obligations:
Interest on 7½% series A unsecured promissory notes (2)	12,238	5,439	5,439	5,439	5,439	—	33,994
Principal and interest due on promissory notes issued in preferred stock redemption and exchange transaction (3)	187	5,188	—	—	—	—	5,375
Cash issued in preferred stock redemption and exchange transaction (3)	10,000	—	—	—	—	—	10,000
Operating leases	11,775	8,797	8,117	7,166	5,890	16,573	58,318

Other obligations	34,200	19,424	13,556	12,605	11,329	16,573	107,687

Total contractual cash obligations	$40,861	$20,959	$14,470	$13,519	$11,763	$17,137	$118,709

(1)

Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our idle space for sublease of $2.9 million and are reflected net of estimated sublease income of $9.9 million. Total gross restructuring-related lease obligations are $17.8 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

(2)

The interest obligation on the 7 ½% series A unsecured notes may be reduced if we exercise our right to prepay the promissory notes or convert the promissory notes into shares of class A common stock prior to their June 24, 2007 maturity date.  Interest charges began accruing on the settlement hearing date of April 2, 2001. As such, the interest obligation in 2002 includes interest accrued in 2001 that will be paid in 2002 in accordance with the terms of the promissory notes. In July and August 2002, we entered into agreements with certain holders of our 7 ½% series A unsecured notes to repurchase promissory notes with an aggregate principal amount of $7.8 million. Upon the closing of the agreements, we will issue 204,075 shares of class A common stock and $776,200 in cash. In addition, our obligation for accrued and unpaid interest of approximately $776,000 through July 30, 2002 will also be eliminated. The interest obligation reflected in this table has been reduced as a result of these agreements to prepay certain promissory notes.

(3)

In connection with the redemption and exchange of our series B and C preferred stock, we issued $5 million in promissory notes which bear interest at a rate of 7.5% per annum, payable semi-annually, and $10 million in cash. As discussed more fully below, we also issued additional equity consideration in connection with these transactions.

In addition to the contractual cash obligations identified above, we have 7 ½% series A unsecured notes which may be settled in cash or common stock. These promissory notes are discussed more fully below.

Operating Activities

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2002, as compared to net cash used in operating activities of $27.2 million for the six months ended June 30, 2001. The change was primarily attributable to an improvement in operating results from continuing operations and a decrease in cash used for payment of accounts payable and accrued expenses. These cash flow improvements are a result of the restructuring actions discussed above.

Investing Activities

Net cash used in investing activities was $327,000 for the six months ended June 30, 2002 as compared to net cash provided by investing activities of $26.0 million for the six months ended June 30, 2001. The change was primarily attributable to the $25.3 million in restricted cash that was released during the first half of 2001 in connection with the termination of our prior credit facility. Additionally, we received $2.2 million in cash during the first half of 2001 relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company, in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity.

Financing Activities

Net cash used in financing activities was $745,000 and $4.1 million for the six months ended June 30, 2002 and 2001, respectively. This change was primarily attributable to the redemption of the 1,250 shares of series A preferred stock during the second quarter of 2001 in connection with the June 2001 refinancing, as discussed further below, and due to a decline in proceeds from the exercise of stock options.

On June 19, 2000, we issued 12,500 shares of our series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. On June 14, 2001, we refinanced all but 650 shares of our series A redeemable convertible preferred stock with a combination of cash, class A common stock and newly issued preferred stock. The 650 shares of the series A redeemable convertible stock that remained outstanding had a stated value of $6.5 million. We redeemed or exchanged the remaining 11,850 shares of our series A redeemable convertible preferred stock as follows:

•	$12.5 million stated value of the series A redeemable convertible preferred stock, or 1,250 shares, were redeemed for $12.5 million in cash;

•

$38.75 million stated value of the series A redeemable convertible preferred stock and accrued dividends of $1.7 million on all series A redeemable convertible preferred stock redeemed or exchanged were exchanged for 556,847 shares of class A common stock and $16.3 million stated value of series D convertible preferred stock, or 1,626.1 shares, with a fixed conversion price of $50.00 per share;

•

$33.125 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series B redeemable convertible preferred stock, or 3,312.5 shares, with a fixed conversion price of $125.00 per share, subject to adjustment at maturity if we elected to mandatorily convert these shares into class A common stock;

•

$27.825 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series C redeemable convertible preferred stock, or 2,782.5 shares, with a fixed conversion price of $175.00 per share, subject to adjustment at maturity if we elected to mandatorily convert these shares into class A common stock; and

•	$6.3 million stated value of the series A redeemable convertible preferred stock were exchanged for an equivalent stated value of series E redeemable convertible preferred stock, or 630 shares.

On September 10, 2001 we paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equivalent to the carrying value of the series E preferred stock on the date of redemption.

In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, we issued 35,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

On the June 19, 2002 maturity of the series A preferred stock, the remaining 650 shares of series A preferred stock mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. As a result of the conversion, we issued 487,402 shares of class A common stock based on a conversion price of $13.34 per share, plus 7,478 shares of class A common stock for accrued and unpaid dividends. The difference between the carrying value of the 650 shares of series A preferred stock at the time of conversion and the par value of the class A common stock was recorded as an increase in additional paid-in capital.

On July 30, 2002, we entered into agreements with each holder of our series B preferred stock, series C preferred stock and series D preferred stock, pursuant to which we agreed to redeem or exchange all of our outstanding series B preferred stock, series C preferred stock and series D preferred stock held by such holder at closing that had not been converted by such holder since the date of the agreement. The agreements provided that if the holders converted any shares of preferred stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued in the conversion. On August 6, 2002, we issued 695,318 shares of class A common stock to the holders of series B preferred stock, series C preferred stock and series D preferred stock upon such holders’ conversion of $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock. In addition, we closed the redemption and exchange transaction on August 6, 2002 by issuing the following consideration in redemption and exchange of the remaining outstanding shares of series B preferred stock and series C preferred stock:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The $20.96 million stated value of series F preferred stock is convertible into class A common stock at a fixed conversion price of $15.00 per share, resulting in a total of 1,397,174 shares of class A common stock issuable upon the conversion of the series F preferred stock. The conversion price is not subject to any resets or other adjustments (other than with respect to stock splits and similar transactions). The series F preferred stock has a two-year maturity and will not pay dividends. At maturity, the series F preferred stock mandatorily converts into class A common stock at the fixed conversion price of $15.00 per share. We expect to record a gain in the third quarter of 2002 on the series B, C and D preferred stock conversions and redemptions equal to the excess of the carrying value of the series B, C and D preferred stock over the fair value of the consideration received by the holders of such preferred stock. This gain is estimated to be between $30 million and $36 million, but could differ based on the final results of our valuation analysis.

Dividends that would have otherwise accrued at a rate of 12.5% per annum for the series B preferred stock and the series C preferred stock have been eliminated as a result of the conversions and the redemption and exchange transaction. As a result, we expect to save $7.6 million in dividends per year that would have otherwise been paid in cash or in shares of class A common stock.

On July 25, 2002, we entered into a new letter of credit security agreement (the “Security Agreement”) with Bank of America. On July 29, 2002, we terminated our existing credit facility with Foothill Capital Corporation. Under the Security Agreement, existing letters of credit which were issued by Bank of America for our benefit and which were previously secured by the credit facility with Foothill Capital Corporation are secured by cash collateral equivalent to the balance of the outstanding letters of credit of $5.6 million.

As part of the class action litigation settlement agreement, we issued 1% of the $80.3 million aggregate principal amount of the promissory notes (with a carrying value of $550,000), to the class members on June 24, 2002. The $550,000 carrying value of the promissory notes is included in long term debt in the accompanying consolidated balance sheet. The remaining 99% of the $80.3 million aggregate principal amount of the promissory notes (with a carrying value of $54.5 million), was issued on July 2, 2002. Interest on the notes accrues at the rate of 7.5% per annum and is payable semiannually with the first interest payment payable on December 24, 2002. Also as part of the settlement, on June 24, 2002, we issued warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007. As discussed above, we entered into agreements in July and August 2002 to repurchase certain promissory notes with an aggregate principal amount of $7.8 million. As a result, under the terms of these promissory notes and assuming the closing of the repurchase agreements, we expect to pay approximately $5.4 million per year in interest charges that began accruing on the settlement hearing date of April 2, 2001.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. As a result of the expiration of certain lease schedules during the first half of 2002, amounts leased under the master lease agreement are $12.2 million as of June 30, 2002. Currently, we are unable to draw down additional amounts under the lease agreement; however, we expect only limited, near-term, computer equipment purchase needs that we expect will be met through cash on hand and other financial resources.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, we are exploring alternative financing arrangements, which include credit facilities, the sale of equity in MicroStrategy, the sale of certain non-core assets or other financing sources. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or if we do not achieve revenues and generate cash flow at anticipated levels, we will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash generated internally by operations, if any, will be sufficient to meet our working capital requirements and anticipated capital expenditures through the end of 2002. As discussed above, on July 29, 2002, we terminated our existing credit facility and posted $5.6 million in cash to collateralize outstanding letters of credit (Note 6). We are also currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against the new criteria and have not resulted in any intangibles being reclassified to goodwill, nor alternatively, have any amounts initially recorded as goodwill been separately identified or recognized apart from goodwill. The adoption of this statement as of January 1, 2002 did not have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the amortization of goodwill and intangible assets, as goodwill amortization in 2002 and prior periods was immaterial.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets or liabilities to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. The adoption of this statement as of January 1, 2002 did not have a material impact on our consolidated financial statements.

In November 2001, the FASB staff reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 concludes that consideration from a vendor to a customer or a reseller is a reduction of the selling price of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and all prior period amounts are required to be reclassified to conform to the current period presentation. The adoption of this standard as of January 1, 2002 did not have any impact on our consolidated financial statements.

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the three and six months ended June 30, 2002, we classified $385,000 and $592,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the three and six months ended June 30, 2001 have been reclassified to include $400,000 and $863,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase in cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on our net income (loss) for the periods presented.

In July 2002, The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

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

We have experienced losses in the past and expect a decline in gross revenue

We have incurred significant operating losses in each of the last three years. We incurred net losses of $80.9 million, $261.3 million, and $33.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of June 30, 2002, our accumulated deficit was $349.6 million. We expect our gross revenue to decline from the year ended December 31, 2001 to the year ending December 31, 2002. In connection with our restructuring plans, we recorded restructuring and impairment charges of $39.5 million for the year ended December 31, 2001 and $2.4 million for the six months ended June 30, 2002.

We generated net income for the six month period ending June 30, 2002; however, we may not be able sustain or increase profitability on a quarterly or annual basis in the future. If revenue declines more significantly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing and execution of significant orders and shipments;

•

the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•

changes in the value of the warrants to purchase 189,698 shares of class A common stock, increases in which will have the affect of reducing our reported operating results and decreases in which will have the affect of increasing our quarterly operating results;

•	changes in foreign currency exchange rates; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues

To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while they seek internal approval for the purchase of our products and/or services. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements varies widely from one customer to the next. Implementing our product can sometimes last several months, depending on the customer’s needs and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $25.3 million as of June 30, 2002. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may need additional financing which could be difficult to obtain

We may require additional external financing through credit facilities, sale of additional debt or equity securities in MicroStrategy or by obtaining other financing facilities to support our operations. Obtaining additional financing will be subject to a number of factors, including:

•	market conditions;

•	our operating performance; and

•	investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital needed to fund our operations, our business, operating results and financial condition may be materially and adversely affected.

The issuance of class A common stock upon a conversion of our 7 ½% series A unsecured notes could result in a substantial number of additional shares of class A common stock being issued

We have issued approximately $80.3 million principal amount of our 7 ½% series A unsecured notes as part of a class action litigation settlement. We have entered into agreements in July and August 2002 to repurchase promissory notes with an aggregate principal amount of $7.8 million. We have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar-volume weighted average trading price of the class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes remaining after the closing of the repurchase agreements were based on the dollar-volume weighted average trading price of the class A common stock during the 10 trading days ending August 1, 2002, we would be obligated to issue 15,545,706 shares of class A common stock if we elected to convert this remaining $72.5 million principal amount of notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock upon future conversions of the notes may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases relating to approximately 103,000 square feet that are unoccupied. We have established a restructuring reserve of $10.6 million related to the costs of disposition of this space as of June 30, 2002. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $9.9 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

MicroStrategy’s most direct competitors provide:

•	business intelligence software;

•	OLAP tools;

•	query and reporting tools;

•	web-based static reporting tools; and

•	information delivery and proactive reporting.

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

Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy’s platform, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Crystal Decisions, Microsoft and SAS.

Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy’s offerings. Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has integrated this technology into the MicroStrategy 7i platform. Vendors of such technology include Actuate and Business Objects.

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

•	our ability to continue to support a number of popular operating systems and databases;

•	our ability to maintain and improve our current product line; and

•	our ability to rapidly develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of August 1, 2002, holders of our class B common stock owned or controlled 4,643,134 shares of class B common stock, or 88.8% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 44,142 shares of class A common stock and 3,709,023 shares of class B common stock, or 71.0% of the total voting power, as of August 1, 2002. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, almost all of whom are current employees or former employees of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without seeking anyone else’s approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price.

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the six months ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999, channel partners accounted for, directly or indirectly, approximately 32.9%, 35.4%, 45.0% and 39.2% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners. However, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

Our products may be susceptible to claims by other companies that our products infringe upon their proprietary rights, which could adversely affect our business, operating results and financial condition

As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Regardless of their merit, any such claims could be time consuming and expensive to defend, may divert management’s attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to license the infringed or similar technology could have a material adverse effect on our business, operating results and financial condition.

On October 17, 2001, Business Objects, S.A. filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against Business Objects in the United States District Court for the Eastern District of Virginia, claiming that Business Objects software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On April 2, 2002, we amended our complaint against Business Objects to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, we submitted an agreed order to further amend our complaint against Business Objects to add claims for violations of the Virginia Conspiracy Act. We are seeking monetary damages and injunctive relief. Our patent claims are stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on October 8, 2002.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 35.6%, 34.1%, 25.9% and 24.0% of our total revenues for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	costs of localizing products for foreign countries;

•	lack of acceptance of localized products in foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection in other countries;

•	economic weakness or currency related crises that may arise in different countries or geographic regions; and

•	the burden of complying with a wide variety of foreign laws.

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

The price of our stock may be extremely volatile

The market price for our class A common stock has historically been volatile and could fluctuate significantly for any of the following reasons:

•	quarter-to-quarter variations in our operating results;

•	developments or disputes concerning proprietary rights;

•	technological innovations or new products;

•	governmental regulatory action;

•	general conditions in the software industry;

•	increased price competition;

•	changes in revenue or earnings estimates by analysts;

•	any change in the actual or expected amount of dilution attributable to issuances of additional shares of class A common stock as a result of conversions of our 7½% series A unsecured notes; or

•	other events or factors.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2002, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 2002, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 31.5% to 36.7% for the three months ended June 30, 2001 and 2002, respectively, and from 32.8% to 35.6% for the six months ended June 30, 2001 and 2002, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. In the latter part of 2001 and throughout the first half of 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.4% and 0.5% of total revenues during the three and six months ended June 30, 2002, respectively. We believe that our economic exposure in that region is not significant.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

From March through May 2000, twenty-five class action complaints were filed in federal courts in various jurisdictions alleging that the Company and certain of its officers and directors violated section 10(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. The Company’s outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that the Company made materially false and misleading statements with respect to its 1999, 1998 and 1997 financial results in its filings with the Securities and Exchange Commission (“SEC”), analysts’ reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming the Company, certain of its officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleged claims under section 10(b), section 20(a) and section 20A of the Exchange Act. The amended class action complaint did not specify the amount of damages sought.

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs’ counsel entered into a settlement agreement in the consolidated class action.  On January 19, 2001, the district court authorized notice of the proposed settlement to be sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and pursue their claims separately. On April 2, 2001, the district court approved the settlement, and the period from which an appeal could have been taken has expired.  On March 12, 2002, the court entered the final distribution order allowing distribution of the settlement consideration.

During the second quarter of 2002, the amount of consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit (described below under the caption “Delaware Derivative Litigation”) was determined.  Based upon that determination, the class members were entitled to receive the following consideration in the aggregate: (1) an aggregate principal amount of $80.3 million of the Company’s 7 ½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; (2) 297,330 shares of class A common stock; (3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and (4) approximately $5,000 in cash to settle remaining fractional interests. On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002.  Upon issuance of the instruments described above, the Company completed distribution of the consideration under the private securities class action settlement.

Delaware Derivative Litigation

On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of the Company’s directors and officers relating to its restatement of financial results. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action.  At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement agreement.  Under this agreement, the Company has added two new independent directors with finance experience to the audit committee of its Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On November 7, 2001 as a part of the derivative settlement agreement and in satisfaction of a condition to the distribution of the securities issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial

Officer and current Vice President of Business Affairs, tendered to the Company for cancellation an aggregate of 168,350 shares of class A common stock held by them.  Upon issuance of the instruments described under the caption “Actions Arising under Federal Securities Laws” above, the Company completed distribution of the consideration under the shareholder derivative action settlement.

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. (“BO”). This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against BO in the United States District Court for the Eastern District of Virginia, claiming that BO’s software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, the Company amended its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, the Company submitted an agreed order to further amend its complaint against BO to add claims for violations of the Virginia Conspiracy Act. The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed, pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on October 8, 2002.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reverse Stock Split

The Company implemented a reverse stock split at the ratio of one-for-ten, which became effective at 5:00 p.m. on July 30, 2002.  On Wednesday, July 31, 2002, the Company’s class A common stock commenced trading under the split adjustment with the interim ticker symbol “MSTRD.”  After 20 trading days, the Company expects that its ticker symbol will revert back to “MSTR.”  The reverse stock split reduced the number of shares of class A common stock outstanding from approximately 58.6 million to 5.86 million and the number of shares of class B common stock outstanding from approximately 46.4 million to 4.64 million.  As a result of the reverse stock split, the Company’s outstanding warrants to purchase an aggregate of 1,896,980 shares of class A common stock, with an exercise price per share of $40.00, listed on the Nasdaq National Market under the trading symbol “MSTRW,” automatically adjusted in accordance with their terms and became exercisable for 189,698 shares with an adjusted exercise price of $400.00 per share.

Conversion of Series A Convertible Preferred Stock into Class A Common Stock

On May 1, 2002, the Company announced that it had elected to convert all of its outstanding shares of series A preferred stock into shares of class A common stock on June 19, 2002, pursuant to the terms of the Company’s Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A

Certificate of Designations”).  On June 20, 2002, the Company announced that all outstanding shares of series A preferred stock had been converted, in accordance with the conversion terms set forth in the Series A Certificate of Designations, on June 19, 2002 into an aggregate of 487,402 shares of class A common stock, plus 7,478 shares of class A common stock for accrued and unpaid dividends.  The issuance of the shares of class A common stock issued in the conversion were made in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereunder.  No underwriters were involved in the foregoing transaction.

Securities Issued Pursuant to Class Action Settlement Agreement

In connection with the settlement of the private securities class action lawsuit described under the caption “Actions Arising under Federal Securities Laws” above, the Company issued to class members: (1) an aggregate principal amount of $80.3 million of the Company’s 7½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year payable semi-annually; (2) 297,330 shares of class A common stock; (3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and (4) approximately $5,000 in cash to settle remaining fractional interests.  On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002.

The issuance and sale of the foregoing securities in the settlement were made in reliance on the exemption from registration under the Securities Act provided by Section 3(a)(10) thereunder.  No underwriters were involved in the foregoing transaction.

Restructuring of Preferred Stock

On July 30, 2002, we entered into agreements with each holder of our series B preferred stock, series C preferred stock and series D preferred stock, pursuant to which we agreed to redeem or exchange all of our outstanding series B preferred stock, series C preferred stock and series D preferred stock held by such holder at closing that had not been converted by such holder since the date of the agreement. The agreements provided that if the holders converted any shares of preferred stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued in the conversion. On August 6, 2002, we issued 695,318 shares of class A common stock to the holders of series B preferred stock, series C preferred stock and series D preferred stock upon such holders’ conversion of $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock. In addition, we closed the redemption and exchange transaction on August 6, 2002 by issuing the following consideration in redemption and exchange of the remaining outstanding shares of series B preferred stock and series C preferred stock:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The $20.96 million stated value of series F preferred stock is convertible into class A common stock at a fixed conversion price of $15.00 per share, resulting in a total of 1,397,174 shares of class A common stock issuable upon the conversion of the series F preferred stock.  The conversion price is not subject to any resets or other adjustments (other than with respect to stock splits and similar transactions).  The series F preferred stock has a two-year maturity and will not pay dividends.  At maturity, the series F preferred stock mandatorily converts into class A common stock at the fixed conversion price of $15.00 per share.

The issuance of the foregoing securities in the preferred stock restructuring were made in reliance on the exemption from registration under the Securities Act provided by Section 3(a)(9) thereunder.  No underwriters were involved in the foregoing transaction.

ITEM 5.  OTHER INFORMATION

The Company’s Annual Meeting of Stockholders was held on July 23, 2002.  The following proposals were adopted by the vote specified below.

		For

			Withheld/ Against

				Abstain

					Broker Non-votes

1.	Election of directors:
	Michael J. Saylor	486,036,168	370,981	—	—
	Sanju K. Bansal	486,036,631	370,518	—	—
	F. David Fowler	486,036,631	370,518	—	—
	Jonathan J. Ledecky	486,394,341	1,012,808	—	—
	Jay H. Nussbaum	486,036,631	370,518	—	—
	Stuart B. Ross	486,036,631	370,518	—	—
	John W. Sidgmore	485,394,341	1,012,808	—	—
	Ralph S. Terkowitz	486,036,631	370,518	—	—

2.	To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-two reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,349,160	2,018,916	39,071	—

3.	To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-three reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,238,195	2,121,343	47,609	—

4.	To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-four reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,251,600	2,108,304	47,244	—

	For

		Withheld/ Against

			Abstain

				Broker Non-votes

5. To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-five reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,172,224	2,188,234	46,689	—

6. To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-six reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,139,440	2,238,108	29,599	—

7. To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-seven reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,119,522	2,242,556	45,069	—

8. To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-eight reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,122,074	2,242,734	42,339	—

9. To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-nine reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	484,112,422	2,247,496	47,229	—

		For

			Withheld/ Against

				Abstain

					Broker Non-votes

10.	To authorize the board of directors, in its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-ten reverse split of the Company’s issued and outstanding shares of class A common stock and class B common stock without further approval or authorization of the Company’s stockholders.	485,590,067	775,376	41,704	—

11.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year.	486,050,287	332,341	24,520	—

John Sidgmore resigned from the Company’s Board of Directors effective July 29, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899 and incorporated by reference herein).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 000-24435 and incorporated by reference herein).

3.3

Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on June 19, 2000 and incorporated by reference herein).

3.4

Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on June 18, 2001, and incorporated by reference herein).

3.5

Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on June 18, 2001, and incorporated by reference herein).

3.6

Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on June 18, 2001, and incorporated by reference herein).

3.7

Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on June 18, 2001, and incorporated by reference herein).

Exhibit Number	Description

3.8

Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on August 8, 2002, and incorporated by reference herein).

3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435 filed on July 31, 2002, and incorporated by reference herein).

3.10	Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899 and incorporated by reference herein).

4.1

Indenture, dated as of January 11, 2001, by and between the Company and American Stock Transfer & Trust Company relating to 7 ½% Series A Unsecured Notes (filed as Exhibit T3C to the registrant’s Form T-3 (File No. 022-22591 filed on October 25, 2001 and incorporated by reference herein).

4.2

First Amendment to Indenture, dated as of June 18, 2002, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit T3C.2 to the registrant’s Amendment No. 1 to Form T-3 (File No. 022-22591 filed on June 20, 2002 and incorporated by reference herein).

4.3

Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435 and incorporated by reference herein).

10.1

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and among the Company, Fisher Capital Ltd. and Wingate Capital Ltd. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.2

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and between the Company and HFTP Investment L.L.C. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.3

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and between the Company and Leonardo, L.P. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.4

Senior Promissory Note due July 31, 2003 issued by the Company to Fisher Capital Ltd. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.5

Senior Promissory Note due July 31, 2003 issued by the Company to Wingate Capital Ltd. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.6

Senior Promissory Note due July 31, 2003 issued by the Company to Leonardo, LP (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

Exhibit Number	Description

10.7

Senior Promissory Note due July 31, 2003 issued by the Company to HFTP Investment L.L.C. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.8

Security Agreement, dated July 25, 2002, by and between the Company and Bank of America (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

99.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

On May 1, 2002, the registrant filed a Current Report on Form 8-K dated April 26, 2002 to report (i) its financial results for the year ended March 31, 2002 and additional outlook and financial guidance information; (ii) that the registrant’s Chairman and CEO, Michael Saylor, had informed the registrant that, effective April 29, 2002, he was terminating his 10b5-1 selling program announced in February 2001; (iii) that the registrant’s credit facility with Foothill Capital Corporation, a subsidiary of Wells Fargo, was amended to eliminate the covenant requiring the registrant to raise $10 million in additional financing by June 30, 2002; and (iv) that the registrant had elected to convert all 650 outstanding shares of its series A preferred stock into shares of its class A common stock on June 19, 2002.

On June 20, 2002, the registrant filed a Current Report on Form 8-K dated June 19, 2002 to report that on June 19, 2002, the maturity date of the series A convertible preferred stock of the registrant, all 650 outstanding shares of series A preferred stock were converted into an aggregate of 487,402 shares of the registrant’s class A common stock, plus 7,478 shares of Class A common stock for accrued and unpaid dividends.

On June 25, 2002, the registrant filed a Current Report on Form 8-K dated June 24, 2002 to report that it had completed distribution of the consideration under the settlement of the consolidated private securities class action lawsuit in the United States District Court for the Eastern District of Virginia and the related derivative litigation in the Delaware Court of Chancery.

All other items included in a Quarterly Report of Form 10-Q are omitted because they are not applicable or the answers are none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED

	By	/s/ MICHAEL J.SAYLOR

Michael J. Saylor
Chairman of the Board of Directors
and Chief Executive Officer

	By	/s/ ERIC F. BROWN

Eric F. Brown
President and Chief Financial Officer

Date: August 14, 2002