Form 10-Q
period 2002-09-30
MICROSTRATEGY INC
filed 2002-11-12
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

          The number of shares of the registrant’s class A common stock and class B common stock outstanding on November 1, 2002 was 8,876,972 and 4,643,134, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,323	$38,409
Restricted cash	6,062	439
Short-term investments	53	904
Accounts receivable, net	19,850	22,281
Prepaid expenses and other current assets	4,865	5,902

Total current assets	53,153	67,935

Property and equipment, net	20,161	26,506
Goodwill and intangible assets, net	2,735	5,402
Deposits and other assets	5,813	3,789

Total assets	$81,862	$103,632

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$16,942	$18,935
Accrued compensation and employee benefits	7,236	13,654
Accrued interest and preferred dividends	8,216	7,351
Accrued restructuring costs	6,387	7,422
Deferred revenue and advance payments	22,804	20,987
Contingency from terminated contract	—	17,074
Working capital line of credit	—	1,212
Notes payable	4,573	—
Net liabilities of discontinued operations	1,900	4,479

Total current liabilities	68,058	91,114

Deferred revenue and advance payments	1,911	5,431
Accrued litigation settlement	—	68,637
Other long-term liabilities	2,502	3,536
Accrued restructuring costs	3,724	4,271
Notes payable	49,443	—

Total liabilities	125,638	172,989

Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 0 and 1 shares issued and outstanding, respectively	—	6,385
Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 0 and 3 shares issued and outstanding, respectively	—	32,343
Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 0 and 3 shares issued and outstanding, respectively	—	25,937
Series D convertible preferred stock, par value $0.001 per share, 2 shares authorized, 0 and 1 shares issued and outstanding, respectively	––	3,985
Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Series F convertible preferred stock, $0.001 par value, 2 shares authorized, 1 and 0 shares issued and outstanding, respectively	1,704	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 8,533 and 4,369 shares issued and outstanding, respectively	9	4
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 4,643 and 4,823 shares issued and outstanding, respectively	5	5
Additional paid-in capital	299,171	239,663
Deferred compensation	(32)	(99)
Accumulated other comprehensive income	2,007	2,547
Accumulated deficit	(346,640)	(380,127)

Total stockholders’ equity (deficit)	(43,776)	(138,007)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$81,862	$103,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,

	2002	2001

Revenues:
Product licenses	$12,869	$15,160
Product support and other services	20,500	26,269

Total revenues	33,369	41,429

Cost of revenues:
Product licenses	991	1,145
Product support and other services	5,727	9,560

Total cost of revenues	6,718	10,705

Gross profit	26,651	30,724

Operating expenses:
Sales and marketing	11,148	15,588
Research and development	6,245	8,141
General and administrative	6,490	8,871
Restructuring and impairment charges	370	2,977
Amortization of goodwill and intangible assets	856	4,248

Total operating expenses	25,109	39,825

Income (loss) from operations	1,542	(9,101)
Financing and other income (expense):
Interest income	200	605
Interest expense, including discount amortization expense of $1,065 and $0, respectively	(2,772)	(1,794)
Loss on investments	(29)	(922)
Reduction in estimated cost of litigation settlement	—	7,046
Gain on early extinguishment of notes payable	4,661	—
Other expense	(300)	(923)

Total financing and other income (expense)	1,760	4,012

Income (loss) from continuing operations before income taxes	3,302	(5,089)
Provision for income taxes	312	1,003

Net income (loss) from continuing operations	2,990	(6,092)

Discontinued operations:
Income from discontinued operations	—	93

Net income (loss)	2,990	(5,999)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	(1,751)	(2,789)
Net gain on refinancing of series B, C and D convertible preferred stock	36,135	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	44,923

Net income attributable to common stockholders	$37,374	$36,135

Basic earnings per share (see Note 12):
Continuing operations	$0.19	$3.78
Discontinued operations	$—	$0.01

Net income attributable to common stockholders	$0.19	$3.79

Weighted average shares outstanding used in computing basic earnings per share	11,959	9,694

Diluted earnings per share (see Note 12):
Continuing operations	$0.18	$3.70
Discontinued operations	$—	$0.01

Net income attributable to common stockholders	$0.18	$3.71

Weighted average shares outstanding used in computing diluted earnings per share	12,629	9,910

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Revenues:
Product licenses	42,399	$54,074
Product support and other services	63,459	84,327

Total revenues	105,858	138,401

Cost of revenues:
Product licenses	2,084	3,014
Product support and other services	18,853	35,843

Total cost of revenues	20,937	38,857

Gross profit	84,921	99,544

Operating expenses:
Sales and marketing	35,029	62,621
Research and development	18,446	26,447
General and administrative	20,064	31,258
Restructuring and impairment charges	2,764	26,399
Amortization of goodwill and intangible assets	2,683	12,746

Total operating expenses	78,986	159,471

Income (loss) from operations	5,935	(59,927)
Financing and other income (expense):
Interest income	609	1,913
Interest expense, including discount amortization expense of $1,065 and $0, respectively	(6,050)	(3,565)
Loss on investments	(523)	(2,252)
Reduction in estimated cost of litigation settlement	11,396	41,652
Gain on early extinguishment of notes payable	4,661	—
Gain on contract termination	16,837	—
Other income (expense), net	1,753	(1,432)

Total financing and other income (expense)	28,683	36,316

Income (loss) from continuing operations before income taxes	34,618	(23,611)
Provision for income taxes	1,131	1,340

Net income (loss) from continuing operations	33,487	(24,951)

Discontinued operations:
Loss from discontinued operations	—	(34,917)

Net income (loss)	33,487	(59,868)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	(6,874)	(7,311)
Net gain on refinancing of series A redeemable convertible preferred stock	—	29,370
Net gain on refinancing of series B, C and D convertible preferred stock	36,135	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	44,923

Net income attributable to common stockholders	$62,748	$7,114

Basic earnings (loss) per share (see Note 12):
Continuing operations	$2.96	$1.91
Discontinued operations	$—	$(3.97)

Net income (loss) attributable to common stockholders	$2.96	$(2.06)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,036	8,787

Diluted earnings (loss) per share (see Note 12):
Continuing operations	$2.88	$1.91
Discontinued operations	$—	$(3.97)

Net income (loss) attributable to common stockholders	$2.88	$(2.06)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,368	8,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income (loss) from continuing operations	$33,487	$(24,951)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,289	23,110
Bad debt provision (recovery)	(608)	3,774
Net realized loss on sale and write-down of short-term investments	523	2,252
Non-cash portion of restructuring and impairment charges	(57)	6,311
Decrease in estimated cost of litigation settlement	(11,396)	(41,652)
Gain on contract termination	(16,837)	—
Gain on early extinguishment of notes payable	(4,661)	—
Non-cash charges and fees on Credit Facility	646	482
Discount amortization expense on notes payable	1,065	—
Other, net	297	187
Changes in operating assets and liabilities:
Accounts receivable	2,931	20,485
Prepaid expenses and other current assets	1,034	2,951
Deposits and other assets	(3,745)	(574)
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	(4,032)	(17,145)
Accrued restructuring costs	(1,525)	14,103
Deferred revenue and advance payments, net of reclass on contingency from terminated contract	(2,204)	(18,000)
Other long-term liabilities	(940)	2,024

Net cash provided by (used in) operating activities	4,267	(26,643)

Investing activities:
Purchases of property and equipment, net	(781)	(2,341)
Purchases of short-term investments	—	(1,935)
Maturities of short-term investments	—	1,935
Proceeds from sales of short-term investments	276	2,800
(Increase) decrease in restricted cash	(5,623)	25,281

Net cash (used in) provided by investing activities	(6,128)	25,740

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options	696	3,967
Proceeds from term loan in connection with Credit Facility	—	10,000
Cash repayment of term loan	—	(10,000)
Net cash (payments) advances under Credit Facility	(1,405)	866
Net cash payments for termination of Credit Facility	(322)	—
Debt issuance costs	—	(765)
Net cash payments for early extinguishment of notes payable	(946)	—
Net cash payments for refinancing of series B, C and D convertible preferred stock	(10,000)	—
Redemption of series A redeemable convertible preferred stock, including offering costs of $513	—	(13,013)
Redemption of series E redeemable convertible preferred stock	—	(6,770)
Cash dividends for series E redeemable convertible preferred stockholders	—	(192)

Net cash used in financing activities	(11,977)	(15,907)
Effect of foreign exchange rate changes on cash and cash equivalents	331	(680)

Net decrease in cash and cash equivalents from continuing operations	(13,507)	(17,490)
Net cash (advanced to) received from discontinued operations	(2,579)	26,403

Net (decrease) increase in cash and cash equivalents	(16,086)	8,913
Cash and cash equivalents, beginning of period	38,409	33,203

Cash and cash equivalents, end of period	$22,323	$42,116

Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$93	$1,153

Public stock received in exchange for stock in private company	$—	$2,017

Issuance of class A common stock warrants	$400	$414

Payment of redeemable convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$6,800	$5,198

Issuance of class A common stock in connection with the conversion of series A preferred stock	$6,500	$—

Issuance of class A common stock in connection with litigation settlement	$1,785	$—

Issuance of promissory notes in connection with litigation settlement	$55,000	$—

Early extinguishment of notes payable	$(9,461)	$—

Issuance of class A common stock in connection with early extinguishment of notes payable	$1,932	$—

Fair value of class A common stock, converitble preferred stock, and promissory notes issued in connection with refinancing transactions	$19,078	$90,385

Carrying value of convertible preferred stock and accrued and unpaid dividends redeemed and exchanged in connection with refinancing transactions	$(64,265)	$(113,880)

Early redemption of redeemable convertible preferred stock of discontinued operations	$—	$(53,638)

Issuance of class A common stock exchanged for redeemable convertible preferred stock of discontinued operations	$—	$8,715

Issuance of class A common stock in connection with the conversion of series F preferred stock	$5,212	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of September 30, 2002, the related consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

The Company has incurred substantial losses for each of the three years in the period ended December 31, 2001. As of September 30, 2002, the Company had an accumulated deficit of $346.6 million and a working capital deficit of $13.0 million, excluding net liabilities of discontinued operations of $1.9 million. The Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, the Company is exploring alternative financing arrangements, which include credit facilities, the sale of certain non-core assets, the sale of equity in MicroStrategy or other financing sources for the Company. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms, the Company is not able to sell certain non-core assets and/or the Company does not achieve revenues and generate cash flow at anticipated levels, it will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet the Company’s working capital requirements and anticipated capital expenditures through at least the end of 2002. On July 29, 2002, the Company terminated its existing credit facility and posted $5.6 million in cash to secure outstanding letters of credit (Note 6). The Company is currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recorded as goodwill been separately identified or recognized apart from goodwill. The adoption of this statement as of January 1, 2002 did not have a material impact on the Company’s consolidated financials statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the Company’s amortization expense of goodwill and intangible assets, as goodwill amortization in 2002 and prior periods was immaterial. Based on the Company’s intangible assets as of September 30, 2002, the Company expects to record amortization expense of approximately $500,000 in the fourth quarter of 2002, $1.3 million in 2003, $350,000 in 2004, $70,000 in 2005, $70,000 in 2006, $70,000 in 2007 and $280,000 thereafter.

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

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the three and nine months ended September 30, 2002, the Company classified $264,000 and $856,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the three and nine months ended September 30, 2001 have been reclassified to include $357,000 and $1.2 million, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase to cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on the Company’s net income (loss) for the periods presented.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company has elected early adoption of the provisions of this statement.

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

(3) Discontinued Operations

During the second quarter of 2001, the Company substantially curtailed the operations of its subsidiary, Strategy.com and reduced the Strategy.com workforce to approximately 40 employees. During the third quarter of 2001, the Company further reduced the Strategy.com workforce to approximately 6 employees and continued to review its options with respect to the remaining assets of Strategy.com. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million during the fourth quarter of 2001. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date through the disposal date. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com revenues were $0 for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, Strategy.com revenues were $3.1 million and $7.6 million, respectively.  The net loss from Strategy.com was $0 for the three and nine months ended September 30, 2002. For the three months ended September 30, 2001, the net income from Strategy.com was $93,000, and for the nine months ended September 30, 2001, the net loss from Strategy.com was $34.9 million. The net liabilities of Strategy.com included within net liabilities of discontinued operations in the accompanying consolidated balance sheets consist of the following, as of (in thousands):

	September 30, 2002	December 31, 2001

Current assets (liabilities):
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	25
Prepaid expenses and other current assets	22	272
Accounts payable and accrued expenses	(1,922)	(4,307)
Accrued compensation and employee benefits	—	(100)
Accrued restructuring costs	—	(300)
Deferred revenue and advance payments	—	(3)
Other liabilities	—	(66)

Net liabilities of discontinued operations	$(1,900)	$(4,479)

(4) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2002	December 31, 2001

Billed and billable	$34,195	$41,997
Less: billed and unpaid deferred revenue	(10,711)	(12,607)

	23,484	29,390
Less: allowance for doubtful accounts	(3,634)	(7,109)

	$19,850	$22,281

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Contingency from Terminated Contract

In the third quarter of 2001, the Company notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that the companies had entered into as of December 28, 1999. The Company advised Exchange Applications that it must use commercially reasonable efforts to cure the defaults by paying the Company approximately $23.3 million plus interest. Exchange Applications responded by denying the default of its obligations and alleging that the Company had breached its contractual obligations. Management believed that the Company had not committed any breach of obligations alleged by Exchange Applications. Accordingly, the Company responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications’ material default. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because the Company was no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001.  On June 28, 2002, the Company and Exchange Applications entered into an arrangement to terminate the OEM agreement. In connection with the arrangement, the Company paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, the Company recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002.

(6)  Borrowings

On February 9, 2001, the Company entered into a loan and security agreement (the “Credit Facility”) with Foothill Capital Corporation (“Foothill”), a subsidiary of Wells Fargo Bank, which provided for a $10.0 million term loan and a revolving line of credit for up to $20.0 million, subject to specified borrowing base limitations, to be used for general working capital purposes. The Credit Facility replaced the previous line of credit, which had been secured by $25.9 million of restricted cash and cash equivalents through the termination of the facility in February 2001. During the first and second quarters of 2001, the Company repaid $1.1 million of the term loan under the Credit Facility through the use of the revolving line of credit.

On June 14, 2001, the Company replaced the Credit Facility by entering into an Amended and Restated Loan and Security Agreement (the “Modified Credit Facility”) with Foothill. Upon the closing of the Modified Credit Facility, the Company repaid $8.9 million of the term loan under the Credit Facility and drew $5.0 million under the Modified Credit Facility. During the third quarter of 2001, the Company repaid $5.2 million of the balance under the Modified Credit Facility. During the nine months ended September 30, 2002, the Company made payments under the Modified Credit Facility of $4.4 million, which were offset by cash advances of $3.0 million.

On July 25, 2002, the Company entered into a new letter of credit security agreement (the “New Security Agreement”) with Bank of America. On July 29, 2002, the Company terminated the Modified Credit Facility with

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Foothill and, as part of such termination, cancelled the warrants previously issued to Foothill to purchase 5,000 shares of class A common stock. The Company paid $322,000 in fees and other charges to terminate the Modified Credit Facility and wrote-off unamortized deferred financing costs of $417,000. Under the New Security Agreement, Bank of America issued letters of credit for the benefit of the Company which are currently secured by restricted cash equal to the balance of the outstanding letters of credit of $5.6 million.

(7) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	September 30, 2002	December 31, 2001

Current:
Deferred product revenue	$763	$2,587
Deferred product support and other services revenue	32,079	30,480

	32,842	33,067
Less: billed and unpaid deferred revenue	(10,038)	(12,080)

	$22,804	$20,987

Non-current:
Deferred product revenue	$375	$709
Deferred product support and other services revenue	2,209	5,249

	2,584	5,958
Less: billed and unpaid deferred revenue	(673)	(527)

	$1,911	$5,431

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

In October 2000, the Company entered into agreements to settle these lawsuits. The United States District Court approved the class action settlement on April 2, 2001. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration.

During the second quarter of 2002, the amount of settlement consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit was determined to be: 1) an aggregate principal amount of $80.3 million of the Company’s 7 ½%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests. On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $550,000, to the class members on June 24, 2002. The remaining 99% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $54.5 million, was issued to the class members on July 2, 2002. Upon issuance of the instruments described above, the Company completed its distribution of the consideration under the private securities class action settlement.

Under the derivative settlement agreement, the Company was required to add a new independent director with finance experience to the audit committee of its Board of Directors and to ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On June 11, 2001, the Company announced the addition of two new independent directors to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer, were required to tender to the Company for no consideration an aggregate of 168,350 shares of class A common stock for cancellation. On November 7, 2001, Messrs. Saylor, Bansal and Lynch contributed 168,350 shares of class A common stock to the Company. Since Mr. Saylor and Mr. Bansal are principal shareholders of the Company, their actions were deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution during the fourth quarter of 2001 for the shares received from Mr. Saylor and Mr. Bansal of approximately $4.3 million, representing the fair value of the stock on the date of the contribution, and recorded a corresponding increase in treasury stock for that same amount. Upon receipt, the Company immediately canceled the contributed shares. Accordingly, upon completion of the distribution of the securities under the settlement agreements, the Company effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, the Company determined that a liability related to the legal actions was probable and that the value was reasonably estimable. Accordingly, during 2000, the Company established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $0 and $11.4 million during the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, the Company recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $7.0 million and $41.7 million, respectively.  The reduction in estimated cost of litigation settlement was comprised of the following, during the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Promissory notes	$—	$—	$2,500	$(16,700)
Class A common stock	—	(4,639)	(8,910)	(13,360)
Warrants	—	(2,407)	(4,852)	(11,842)
Pending loss on additional settlement	—	—	(134)	250

Reduction in estimated cost of litigation settlement	$—	$(7,046)	$(11,396)	$(41,652)

As a result of a decline in the price of the Company’s class A common stock to $6.00 per share, as of June 24, 2002, the value of the common stock issued under the settlement agreement resulted in a final valuation of $1.8 million on

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the date of issuance. Additionally, as a result of changes in market conditions, the estimated fair value of the warrants issued under the settlement agreement resulted in a final valuation of $400,000 at the date of issuance. Because holders of the promissory notes have the right to tender the notes at a fixed price in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133. Accordingly, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis, and the change in such value will be recorded as other income (expense) until they are exercised or expire. As of June 30, 2002, the fair value of the warrants had declined to $19,000, or $0.10 per warrant, based on the quoted market trading price on that date. As a result, the Company recorded a reduction in the carrying value of its warrant liability and a net increase in other income in the amount of $381,000 for the decline in the value of the warrants between the date of issuance of June 24, 2002 and the end of the second quarter. During the third quarter of 2002, the change in the fair value of the warrants was immaterial. The fair value of the warrants is included in other long-term liabilities in the accompanying consolidated balance sheet.

The fair value of the 7 ½% series A unsecured notes issued under the settlement agreement was estimated on the date of issuance based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on the promissory notes, which will be amortized to interest expense over the term of such promissory notes. Interest expense related to the amortization of the discount on the promissory notes was $991,000 during the three and nine months ended September 30, 2002. The carrying value of these promissory notes is included in long-term notes payable in the accompanying consolidated balance sheet.

The Company has the right, at any time, to prepay its 7 ½% series A unsecured notes, or to mandatorily convert the promissory notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s class A common stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due. During the third quarter of 2002, the Company repurchased promissory notes with an aggregate principal amount of $9.5 million in exchange for an aggregate of 221,069 shares of class A common stock and $946,140 in cash. As a result of these repurchases, the Company’s obligation for accrued and unpaid interest of approximately $1.0 million in the aggregate was eliminated. Furthermore, in connection with these transactions, the Company wrote-off the pro-rata portion of the unamortized discount on the extinguished notes payable of $2.9 million. Upon the repurchase of these promissory notes in the third quarter of 2002, the Company recorded a gain on the early extinguishment of notes payable in the aggregate amount of $4.7 million equal to the excess of the carrying value of the extinguished promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes. Interest charges on the promissory notes began accruing on the settlement hearing date of April 2, 2001. Interest expense on the promissory notes was $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, interest expense on the promissory notes was $1.5 million and $3.0 million, respectively.

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement. The details of the accrued litigation settlement consist of the following, as of (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2002			December 31, 2001

	Accounts Payable and Accrued Expenses	Accrued Litigation Settlement	Total Accrual	Accounts Payable and Accrued Expenses	Accrued Litigation Settlement	Total Accrual

Promissory notes	$—	$—	$—	$—	$52,500	$52,500
Class A common stock	—	—	—	—	10,695	10,695
Warrants	—	—	—	—	5,252	5,252
Pending loss on additional settlement	—	—	—	—	190	190
Legal fees	43	—	43	331	—	331
Administration costs	250	—	250	409	—	409

Total accrual	$293	$—	$293	$740	$68,637	$69,377

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. (“BO”). The lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating trade secrets and confidential information and soliciting the Company’s employees and customers. The Company’s complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. The Company has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have BO’s patent declared invalid and unenforceable against the Company. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its American subsidiary, Business Objects Americas, Inc. (collectively, “BO”), in the United States District Court for the Eastern District of Virginia, claiming that BO’s software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, the Company amended its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, the Company submitted an agreed order to further amend its complaint against BO to add claims for violations of the Virginia Conspiracy Act. The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on May 20, 2003. As these actions are in a preliminary stage, the Company is currently unable to estimate a potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations, or cash flows.

(9) Convertible Preferred Stock

On June 19, 2000, the Company issued 12,500 shares of its series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. In connection with the transaction, the Company recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature of the series A redeemable convertible preferred stock. On June 14, 2001, the Company refinanced all but 650 shares of its series A redeemable convertible preferred stock having a stated value

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of $6.5 million by redeeming or exchanging 11,850 shares of its series A redeemable convertible preferred stock as follows:

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

In connection with this refinancing, the Company determined that the total fair value of the newly issued preferred stock and the cash and fair value of the common stock issued at closing were lower than the carrying value of the series A securities being refinanced. Accordingly, the Company recorded a net gain attributable to common stockholders on the refinancing of the series A preferred stock of $29.4 million during the second quarter of 2001. This net gain represents the excess of the carrying value of the series A preferred stock over the fair value of the consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million.

On September 10, 2001, the Company paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption.

In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, the Company issued 35,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

On the June 19, 2002 maturity of the series A preferred stock, the remaining 650 shares of series A preferred stock mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. As a result of the conversion, the Company issued 487,402 shares of class A common stock based on a conversion price of $13.34 per share, plus 7,478 shares of class A common stock for accrued and unpaid dividends. The difference between the carrying value of the 650 shares of series A preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Based on the valuation of the series D preferred stock, the Company determined that the effective conversion price of the series D preferred stock was less than the fair value of the Company’s class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company’s class A common stock on the closing date and the effective conversion price of the series D preferred stock. The beneficial conversion feature was recorded as a discount on the value of the series D preferred stock and an increase in additional paid-in capital and was accreted using the effective interest method over the three-year term of the series D preferred stock. For the three and nine months ended September 30, 2002, accretion to the carrying value of the beneficial conversion feature on the series D preferred stock was $102,000 and $577,000, respectively.  For the three and nine months ended September 30, 2001, accretion to the carrying value of the beneficial conversion feature on the series D preferred stock was $231,000 and $268,000, respectively.

The Company recorded each series of preferred stock issued in June 2001 at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on their respective fair values. The Company was accreting the carrying value of the series B and series C preferred stock to its stated value over its respective three-year term. For the three and nine months ended September 30, 2002, accretion to the carrying value of the preferred stock was $109,000 and $767,000, respectively.  For the three and nine months ended September 30, 2001, accretion to the carrying value of the preferred stock was $397,000 and $1.1 million, respectively.  Because the series D preferred stock required share settlement at maturity and did not have a mandatory cash redemption requirement, except upon a triggering event, the Company did not accrete the carrying value of the series D preferred stock to its stated value.

For the three and nine months ended September 30, 2002, the Company accrued total dividends of $772,000 and $4.8 million, respectively, on all of its series of preferred stock. For the three and nine months ended September 30, 2001, the Company accrued total dividends of $2.2 million and $6.5 million, respectively, on all of its series of preferred stock.  During the nine months ended September 30, 2002, the Company paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. During the nine months ended September 30, 2001, the Company paid aggregate preferred stock dividends valued at $5.2 million through the issuance of 133,648 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction. As of September 30, 2002 and December 31, 2001, the Company had accrued preferred stock dividends of $0 and $2.8 million, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

On July 30, 2002, the Company entered into agreements with each holder of its series B preferred stock, series C preferred stock and series D preferred stock to redeem or exchange all of the series B preferred stock, series C preferred stock and series D preferred stock held by such holder. The agreements provided that if the holders converted any shares of preferred stock into class A common stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued upon conversion. Prior to the closing, the holders converted $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock into an aggregate of 695,318 shares of class A common stock. At the closing of the redemption and exchange transaction on August 6, 2002, the Company redeemed and exchanged the remaining outstanding shares of $0.3 million stated value of series B preferred stock and $3.68 million stated value of series C preferred stock for the following consideration:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The $20.96 million stated value of series F preferred stock was convertible into class A common stock at a fixed conversion price of $15.00 per share, resulting in a total of 1,397,174 shares of class A common stock issuable upon the conversion of the series F preferred stock.

In connection with this refinancing transaction, the Company determined that the total fair value of the newly issued series F preferred stock, cash, promissory notes and common stock issued at closing were lower than the carrying value of the series B, series C and series D preferred securities being refinanced. Accordingly, the Company recorded a net gain attributable to common stockholders on the refinancing of the series B, series C and series D preferred stock of $36.1 million during the third quarter of 2002. This net gain represents the excess of the aggregate carrying value of the series B, series C and series D preferred stock plus accrued and unpaid dividends of $64.3 million over the fair value of the total consideration transferred to the holders of such preferred securities of $29.1 million, or $35.2 million, plus the previously recognized beneficial conversion feature on the series D preferred stock of $1.1 million, less fees and other costs of $132,000.

Based on the valuation of the series F preferred stock, the Company determined that the effective conversion price of the series F preferred stock was less than the fair value of the Company’s class A common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $768,000 based on the difference between the fair market value of the Company’s class A common stock on the closing date of the transaction and the effective conversion price of the series F preferred stock. The beneficial conversion feature was recorded as a discount on the value of the series F preferred stock and an increase in additional paid-in capital. Because the series F preferred stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

The fair value of the promissory notes issued in connection with the August 2002 refinancing transaction was estimated on the date of issuance based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on the promissory notes during the third quarter of 2002, which will be amortized to interest expense over the term of the promissory notes. Interest expense related to the amortization of the discount on the promissory notes was $73,000 during the three and nine months ended September 30, 2002. The carrying value of the promissory notes issued in connection with the refinancing transaction is included in current notes payable in the accompanying consolidated balance sheet.

In August and September 2002, holders of the series F preferred stock converted approximately 1,580 shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, the Company issued 1,052,934 shares of class A common stock. The difference between the carrying value of the 1,580 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

In October 2002, holders of the series F preferred stock converted the remaining 516 outstanding shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, the Company issued 344,240 shares of class A common stock. The difference between the carrying value of the 516 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

(10) Redeemable Convertible Preferred Stock of Discontinued Operations

In October 2000, the Board of Directors of Strategy.com authorized the issuance of 47,884,011 shares of series A

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

redeemable convertible preferred stock with a par value of $0.001 per share. Dividends are accreted at a rate of $0.2552 per share per annum. The preferred stock is automatically convertible into class A common stock of Strategy.com, at the then effective conversion rate, at the time of an initial public offering resulting in at least $30.0 million of net proceeds to Strategy.com. The preferred shares are mandatorily redeemable for $3.19 per share plus any dividends accrued or declared but unpaid thereon at mandatory redemption dates of October 17, 2005, 2006 and 2007, with the maximum redemption portions at each date being 33%, 50% and 100%, respectively. Additionally, the preferred stock has a liquidation preference of $3.19 per share plus any dividends accrued or declared but unpaid thereon.

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

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the three and nine months ended September 30, 2001, the Company accreted offering costs and dividends of $779,000 and $3.1 million, respectively, on the preferred stock of Strategy.com. The accretion of offering costs and dividends on Strategy.com’s preferred stock until the date of redemption was previously classified as minority interest and is now reflected within loss from discontinued operations in the accompanying consolidated statements of operations.

(11) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income (loss) and reflected in stockholders’ equity (deficit) as accumulated other comprehensive income.

Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$2,990	$(5,999)	$33,487	$(59,868)
Foreign currency translation adjustment	(272)	1,188	(396)	588
Unrealized loss on short-term investments,net of applicable taxes	(3)	(2,104)	(145)	(1,848)

Comprehensive income (loss)	$2,715	$(6,915)	$32,946	$(61,128)

(12) Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” and EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Diluted Earnings per Share”. Additionally, in accordance with EITF Topic D-95, “Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share,” participating securities that are convertible into common stock must be included in the computation of basic earnings (loss) per share if their effect is dilutive. Because the Company’s series B, series C and series D preferred stock had participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, the series B, series C and series D preferred stock were considered to be participating convertible securities and were therefore included in the computation of basic earnings (loss) per share to the extent they were dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended September 30, 2002			Three months ended September 30, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss) from continuing operations	$2,990			$(6,092)
Income from discontinued operations	—			93

Net income (loss)	2,990			(5,999)
Dividends, accretion and beneficial conversion feature on convertible preferred stock	(1,751)			(2,789)
Net gain on refinancing of series B, C and D convertible preferred stock	36,135			—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—			44,923

Net income attributable to common stockholders	37,374			36,135
Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	7,029		—	4,003
Weighted average shares of class B common stock	—	4,643		—	4,942
Series C preferred stock	(14,163)	64		—	—
Series B preferred stock	(17,524)	106		—	—
Series D preferred stock	(3,466)	117		231	325
Series A preferred stock	—	—		186	239
Series E preferred stock	—	—		178	185

Basic earnings per share	2,221	11,959	$0.19	36,730	9,694	$3.79

Effect of dilutive securities:
Series F preferred stock	—	579		—	—
Employee stock options	—	91		—	216

Diluted earnings per share	$2,221	12,629	$0.18	$36,730	9,910	$3.71

The numerator in the basic and diluted earnings per share calculation for the three months ended September 30, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, series C and series D preferred stock and to add back $982,000 of dividends and accretion on the series B, series C and series D preferred stock that would have been excluded from the calculation of net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method. The numerator in the basic and diluted earnings per share calculation for the three months ended September 30, 2001 has been adjusted to add back $595,000 of dividends and accretion on the series A, series D and series E preferred stock that would have been excluded from the calculation of net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The basic and diluted earnings per share calculation for the three months ended September 30, 2001 excluded series

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B and series C preferred stock, which were convertible into 265,000 and 159,000 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the nine months ended September 30, 2002 and 2001, respectively (in thousands, except per share data):

	Nine months ended September 30, 2002			Nine months ended September 30, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss) from continuing operations	$33,487			$(24,951)
Loss from discontinued operations	—			(34,917)

Net income (loss)	33,487			(59,868)
Dividends, accretion and beneficial conversion feature on convertible preferred stock	(6,874)			(7,311)
Net gain on refinancing of series A redeemable convertible preferred stock	—			29,370
Net gain on refinancing of series B, C and D convertible preferred stock	36,135			—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—			44,923

Net income attributable to common stockholders	62,748			7,114
Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	5,428		—	3,527
Weighted average shares of class B common stock	—	4,823		—	4,942
Series C preferred stock	(12,054)	128		—	—
Series B preferred stock	(15,311)	212		—	—
Series D preferred stock	(2,992)	232		—	—
Series A preferred stock	327	213		(25,227)	318

Basic earnings (loss) per share	32,718	11,036	$2.96	(18,113)	8,787	$(2.06)

Effect of dilutive securities:
Series F preferred stock	—	193		—	—
Employee stock options	—	139		—	—

Diluted earnings (loss) per share	$32,718	11,368	$2.88	$(18,113)	8,787	$(2.06)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The numerator in the basic and diluted earnings per share calculation for the nine months ended September 30, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, series C and series D preferred stock and to add back $6.1 million of dividends and accretion on the series A, series B, series C and series D preferred stock that would have been excluded from the calculation of net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method. The numerator in the basic and diluted loss per share calculation for the nine months ended September 30, 2001 has been adjusted to deduct the $29.4 million gain on the refinancing of the series A preferred stock and to add back $4.2 million of dividends and accretion on the series A preferred stock that would have been excluded from the calculation of net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The basic and diluted loss per share calculation for the nine months ended September 30, 2001 excluded series B, series C, series D and series E preferred stock, which were convertible into 105,958, 64,077, 127,467 and 72,413 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive. Additionally, employee stock options of 323,655 were excluded from the diluted loss per share calculation for the nine months ended September 30, 2001 because their effect would have been anti-dilutive.

(13) Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented (Note 3). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment – business intelligence.

The following summary discloses total revenues and long-lived assets relating to the Company’s geographic regions (in thousands):

	Domestic	International	Consolidated

Three Months Ended September 30, 2002
Total license and service revenues	$21,704	$11,665	$33,369
Long-lived assets	26,499	2,210	28,709
Three Months Ended September 30, 2001
Total license and service revenues	$26,991	$14,438	$41,429
Long-lived assets	49,826	3,757	53,583

	Domestic	International	Consolidated

Nine Months Ended September 30, 2002
Total license and service revenues	$68,393	$37,465	$105,858
Long-lived assets	26,499	2,210	28,709
Nine Months Ended September 30, 2001
Total license and service revenues	$92,187	$46,214	$138,401
Long-lived assets	49,826	3,757	53,583

Transfers relating to intercompany software license fees from international to domestic operations of $4.1 million and $13.9 million for the three and nine months ended September 30, 2002, respectively, and transfers relating to intercompany software license fees from international to domestic operations of $2.2 million and $12.5 million for the three and nine months ended September 30, 2001, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and nine months ended September 30, 2002 and 2001, no individual customer accounted for 10% or more of consolidated total revenue.

(14) Restructuring and Impairment Charges

During the second quarter of 2001, the Company adopted a restructuring plan designed to focus its commercial activities. The restructuring plan included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of the Company’s workforce by 450 domestic and international employees and 147 Strategy.com employees throughout all functional areas, or approximately 33% of the Company’s then worldwide headcount. In addition, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia.

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

During the third quarter of 2001, the Company adopted an additional restructuring plan to further reduce its workforce as part of its ongoing measures to better align operating expenses with revenues and further focus on its core business intelligence software business. The restructuring plan adopted during the third quarter of 2001 resulted in a reduction of the Company’s workforce by 229 additional domestic and international employees throughout all functional areas. At December 31, 2001, all of these headcount reductions were completed.  In connection with the restructuring plan adopted during the third quarter of 2001, the Company recorded additional restructuring and impairment charges of $3.0 million.

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001, the Company analyzed its property and equipment and other long-lived assets, primarily consisting of furniture and fixtures, computer equipment and software, leasehold improvements, and internally developed software for such impairment. Certain assets to be disposed of were written down to fair value which was estimated based on current market values less disposal costs. Additionally, in connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, during the fourth quarter of 2001 the Company recorded an impairment charge of $12.2 million to write-down that intangible asset to its fair value.

In connection with the impairment charges recorded during 2001, certain assets held for sale, which are classified in prepaid expenses and other current assets in the accompanying consolidated balance sheet, were written down to their fair value of $912,000. During 2001, the Company sold approximately $400,000 of these assets held for sale.  During the three and nine months ended September 30, 2002, the Company sold an additional $7,000 and $77,000, respectively, of these assets held for sale and recognized a loss of $0 and $278,000, respectively, related to the disposal of certain of these assets held for sale. The balance of these assets held for sale was $157,000 as of September 30, 2002.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth a summary of the accrued restructuring costs as of September 30, 2002 (in thousands):

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Charges for First and Second Quarters 2002	Adjustments and Charges for Third Quarter 2002	2002 Non-cash Items	2002 Cash Payments	Accrued Restructuring Costs at September 30, 2002

Severance and other employee termination benefits	$72	$—	$—	$—	$(72)	$—
Estimated sublease losses and other facility closing costs	10,967	2,394	370	(57)	(3,943)	9,731
Terminations of computer and equipment leases	485	—	—	—	(249)	236
Accrual for professional fees	169	—	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$2,394	$370	$(57)	$(4,289)	$10,111

Based upon a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, the Company updated its accrued restructuring costs by recording additional sublease losses of $2.8 million during the nine months ended September 30, 2002. As of September 30, 2002, unpaid amounts of $6.4 million and $3.7 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to fees incurred for professional services will be substantially paid during the fourth quarter of 2002. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 204,000 square feet of vacant office space, of which 101,000 square feet has been subleased as of September 30, 2002. The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $10.0 million at September 30, 2002 represents $16.1 million in gross lease obligations and $2.8 million of estimated commissions, concessions, and other costs, offset by $8.9 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company is also considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Statements of Operations Data
Revenues:
Product licenses	38.6%	36.6%	40.1%	39.1%
Product support and other services	61.4	63.4	59.9	60.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	2.9	2.8	2.0	2.2
Product support and other services	17.2	23.0	17.8	25.9

Total cost of revenues	20.1	25.8	19.8	28.1

Gross profit	79.9	74.2	80.2	71.9

Operating expenses:
Sales and marketing	33.4	37.6	33.1	45.2
Research and development	18.7	19.7	17.4	19.1
General and administrative	19.4	21.4	19.0	22.6
Restructuring and impairment charges	1.1	7.2	2.6	19.1
Amortization of goodwill and intangible assets	2.6	10.3	2.5	9.2

Total operating expenses	75.2	96.2	74.6	115.2

Income (loss) from operations	4.7	(22.0)	5.6	(43.3)
Financing and other income (expense):
Interest income	0.6	1.4	0.6	1.3
Interest expense	(8.4)	(4.3)	(5.7)	(2.6)
Loss on investments	(0.1)	(2.2)	(0.5)	(1.6)
Reduction in estimated cost of litigation settlement	—	17.0	10.7	30.1
Gain on early extinguishment of notes payable	14.0	—	4.4	—
Gain on contract termination	—	—	15.9	—
Other (expense) income, net	(0.9)	(2.2)	1.7	(1.0)

Total financing and other income (expense)	5.2	9.7	27.1	26.2

Income (loss) from continuing operations before income taxes	9.9	(12.3)	32.7	(17.1)
Provision for income taxes	(0.9)	(2.4)	(1.1)	(1.0)

Net income (loss) from continuing operations	9.0	(14.7)	31.6	(18.1)

Discontinued operations:
Income (loss) from discontinued operations	—	0.2	—	(25.2)

Net income (loss)	9.0	(14.5)	31.6	(43.3)

Dividends, accretion, and beneficial conversion feature on convertible preferred stock	(5.2)	(6.7)	(6.4)	(5.3)
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	—	21.2
Net gain on refinancing of series B, C and D convertible preferred stock	108.2	—	34.1	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	108.4	—	32.5

Net income attributable to common stockholders	112.0%	87.2%	59.3%	5.1%

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased from $41.4 million to $33.4 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 19.5%, and from $138.4 million to $105.9 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 23.5%.

Product Licenses Revenues. Product licenses revenues decreased from $15.2 million to $12.9 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 15.1%, and from $54.1 million to $42.4 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 21.6%. The overall decrease in product licenses revenues was primarily due to the continued economic slowdown in the first nine months of 2002. This slowdown has led to decreased corporate spending on information technology. We expect product licenses revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Based on the revenue recognition criteria established in the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues from certain large, multiple element arrangements have been recorded as deferred revenue and advance payments, with both product licenses revenues and product support and other services revenues recognized using the percentage of completion method based on cost inputs as the work progresses. Contracts accounted for under the percentage of completion method were immaterial during the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2001, respectively, contracts accounted for under the percentage of completion method were 8.4% and 8.8% of total revenues.

In the third quarter of 2001, we notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that had been entered into as of December 28, 1999. Exchange Applications responded by denying the default of its obligations and alleging that we had breached our contractual obligations. Management believed that MicroStrategy had not committed any breach of obligations alleged by Exchange Applications. Accordingly, we responded to Exchange Applications by denying the claim and, in the fourth quarter of 2001, sent a notice of termination to terminate the OEM Agreement as a result of Exchange Applications’ material default. As of December 31, 2001, Exchange Applications had not agreed to the termination. Because we were no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001. On June 28, 2002, MicroStrategy and Exchange Applications entered into an arrangement to terminate the OEM agreement. In connection with the arrangement, we paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, we recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002. During the three and nine months ended September 30, 2001, we recognized $181,000 and $615,000, respectively, of product licenses revenues and $2.3 million and $7.2 million, respectively, of product support and other services revenues relating to this contract.

Product Support and Other Services Revenues. Product support and other services revenues decreased from $26.3 million to $20.5 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 22.0%, and from $84.3 million to $63.5 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 24.7%. The overall decrease in product support and other services revenues was primarily attributable to the termination of the agreement with Exchange Applications, as discussed above, in addition to a decrease in demand for consulting and education services, offset by a slight increase in revenues from maintenance services. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues decreased from $14.4 million to $11.7 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 19.2%, and from $46.2 million to $37.5 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 18.9%. International product licenses revenues decreased from $6.5 million to $4.4 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 32.8%, and from $21.8 million to $15.4 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 29.4%. International product support and other services revenues decreased from $7.9 million to $7.3 million for the three months ended September 30, 2001 and 2002, respectively, representing a decrease of 7.9%, and from $24.4 million to $22.1 million for the nine months ended September 30, 2001 and 2002, respectively, representing a decrease of 9.4%. The decrease in international revenues is primarily attributable to the continued global economic slowdown, which led to decreased corporate spending on information technology. Additionally during the fourth quarter of 2001, we closed our Switzerland and Austria sales offices. As a percentage of total revenues, international revenues were 35.0% and 34.8% for the three months ended September 30, 2002 and 2001, respectively, and 35.4% and 33.4% for the nine months ended September 30, 2002 and 2001, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. In the latter part of 2001 and throughout the first nine months of 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.6% of total revenues during each of the three and nine month periods ended September 30, 2002, respectively. Management believes that our economic exposure in that region is not significant.

Costs and Expenses

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product licenses revenues decreased from $1.1 million to $991,000 for the three months ended September 30, 2001 and 2002, respectively, and from $3.0 million to $2.1 million for the nine months ended September 30, 2001 and 2002, respectively.  As a percentage of product licenses revenues, cost of product licenses revenues increased from 7.6% to 7.7% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 5.6% to 4.9%, for the nine months ended September 30, 2001 and 2002, respectively. The decrease in cost of product licenses revenues as a percentage of product licenses revenues for the nine months ended September 30, 2002 was primarily due to decreased software royalty arrangements with third-party software vendors resulting from a decrease in MicroStrategy software sold that included third-party software. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product licenses revenues as a percentage of total product licenses revenues may increase. The decrease was partially offset by an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002.  In connection with the release of these two products, we expect the quarterly cost of product licenses revenues throughout the remainder of 2002 to continue to include $235,000 of incremental amortization of capitalized software development costs.

Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing consulting services to customers and partners, technical support and education. Cost of product support and other services revenues decreased from $9.6 million to $5.7 million for the three months ended September 30, 2001 and 2002, respectively, and from $35.8 million to $18.9 million for the nine months ended September 30, 2001 and 2002, respectively.  As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 36.4% to 27.9% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 42.5% to 29.7% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost”) was primarily due to a decrease in our consulting, technical support and education staffing levels by approximately 40% in the first nine months of 2002 as compared to the first nine months of 2001 in connection with the implementation of our restructuring plans in the second and third quarters of 2001. Additionally, the significant decrease in services cost was also attributable to a decrease in the use of third parties to perform consulting services, an increase in maintenance revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services, and improved utilization of consulting personnel due to the reduction in consulting personnel as part of the 2001 restructuring plans.

Sales and Marketing Expenses. Sales and marketing expenses include domestic and international personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $15.6 million to $11.1 million for the three months ended September 30, 2001 and 2002, respectively, and from $62.6 million to $35.0 million for the nine months ended September 30, 2001 and 2002, respectively.  As a percentage of total revenues, sales and marketing expenses decreased from 37.6% to 33.4% for the three months ended September 30, 2001 and 2002, respectively, and from 45.2% to 33.1% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in sales and marketing expenses was primarily due to decreased staffing levels in the sales force as a result of our 2001 restructuring plans, decreased commissions expense as a result of lower product license revenues and decreased promotional activities and advertising. Staffing levels for sales and marketing personnel were lower by approximately 51% in the first nine months of 2002 as compared to the first nine months of 2001. As part of the restructuring plans adopted in the second and third quarters of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses decreased from $8.1 million to $6.2 million for the three months ended September 30, 2001 and 2002, respectively, and from $26.4 million to $18.4 million for the nine months ended September 30, 2001 and 2002, respectively.  As a percentage of total revenues, research and development expenses decreased from 19.7% to 18.7% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 19.1% to 17.4% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in our research and development expenses resulted from our focus, during 2001 and 2002, on enhancing our core business intelligence product line and limiting our initiatives on new product development not directly tied to business intelligence in addition to our 2001 restructuring plans, which involved a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of our research and development personnel were lower by approximately 24% in the first nine months of 2002 as compared to the first nine months of 2001, resulting in an overall decrease in research and development expenses. Also contributing to the decline in research and development expenses was the capitalization of software development costs during the first nine months of 2002 associated with the development of certain products, as discussed further below.

In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and are no longer capitalizing development costs associated with these products. We are also currently working on the development of Unix-based business intelligence products which are expected to be available for general release during late 2002 and 2003. As of September 30, 2002, our research and development engineering resources were allocated to the following major projects: 55% to our MicroStrategy 7i product, 8% to our Narrowcast Server 7.2 product, 32% to our Unix products, and 5% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

During the three and nine months ended September 30, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $235,000 and $3.2 million, respectively, of software development costs associated with the development of our new business intelligence products. During the three and nine months ended September 30, 2001, we capitalized $0 and $606,000, respectively, of software development costs associated with the release of

Narrowcast Server 7.1.  Software development costs of a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over the estimated product life of two to three years, using the greater of the straight-line method or the ratio of current product revenues to the total current period and projected future revenues. Amortization expense related to software development costs was $418,000 and $179,000 for the three months ended September 30, 2002 and 2001, respectively, and $935,000 and $462,000 for the nine months ended September 30, 2002 and 2001, respectively.

General and Administrative Expenses. General and administrative expenses include domestic and international personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses decreased from $8.9 million to $6.5 million for the three months ended September 30, 2001 and 2002, respectively, and from $31.3 million to $20.1 million for the nine months ended September 30, 2001 and 2002, respectively.  As a percentage of total revenues, general and administrative expenses decreased from 21.4% to 19.4% for the three months ended September 30, 2001 and 2002, respectively, and from 22.6% to 19.0% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in general and administrative expenses was primarily due to a reduction in staff levels and office occupancy costs as a result of the restructuring plans implemented during the second and third quarters of 2001 and a reduction in recruiting efforts, offset by an increase in the use of external legal and professional services related to the Business Objects litigation, as discussed below, as well as certain other matters. Staffing levels for our general and administrative personnel were lower by approximately 32% in the first nine months of 2002 as compared to the first nine months of 2001. General and administrative expenses may be further reduced in future periods, if necessary, to better align expenses with anticipated revenue levels.

Restructuring and Impairment Charges. During the second quarter of 2001, we adopted a restructuring plan designed to focus our commercial activities. The restructuring plan included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, and a reduction of our workforce by 450 domestic and international employees and 147 Strategy.com employees throughout all functional areas, or approximately 33% of our then worldwide headcount. In addition, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia.

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

Amounts related to estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 204,000 square feet of vacant office space, of which approximately 101,000 square feet has been subleased as of September 30, 2002. The remaining vacant office space is currently being marketed for sublease. As of September 30, 2002, we had $10.0 million accrued for our estimated computer, equipment and real estate lease losses, representing $16.1 million in gross lease obligations and $2.8 million of estimated commissions, concessions, and other costs, offset by $8.9 million in estimated gross sublease income recoveries during the remaining lease terms. If we are unable to obtain this level of estimated sublease income, we will incur additional restructuring costs and our cash position would be adversely affected. We are also considering terminating certain leases early. We estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Final actual amounts could differ from current estimates if we are unable to sublet the remaining vacant space on the estimated terms.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, we updated our accrued restructuring costs by recording additional sublease losses of $2.8 million during the nine months ended September 30, 2002. The following table sets forth a summary of the accrued restructuring costs as of September 30, 2002 (in thousands):

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Charges for First and Second Quarters 2002	Adjustments and Charges for Third Quarter 2002	2002 Non-cash Items	2002 Cash Payments	Accrued Restructuring Costs at September 30, 2002

Severance and other employee termination benefits	$72	$—	$—	$—	$(72)	$—
Estimated sublease losses and other facility closing costs	10,967	2,394	370	(57)	(3,943)	9,731
Terminations of computer and equipment leases	485	—	—	—	(249)	236
Accrual for professional fees	169	—	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$2,394	$370	$(57)	$(4,289)	$10,111

Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased from $4.2 million to $856,000 for the three months ended September 30, 2001 and 2002, respectively, and from $12.7 million to $2.7 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease in amortization expense is attributable to the impairment charge of $12.2 million recorded in 2001 to write-down the carrying value of our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, to its fair value.  Additionally, see “Recent Accounting Pronouncements” below regarding the issuance of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” During the three and nine months ended September 30, 2001, our amortization of goodwill was immaterial.

Interest Income. Interest income decreased from $605,000 to $200,000 for the three months ended September 30, 2001 and 2002, respectively, and from $1.9 million to $609,000 for the nine months ended September 30, 2001 and 2002, respectively. The decline in interest income was primarily attributable to lower average cash balances in 2002 compared to 2001.

Interest Expense. Interest expense increased from $1.8 million to $2.8 million for the three months ended September 30, 2001 and 2002, respectively, and from $3.6 million to $6.1 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in interest expense was partially attributable to discount amortization expense on notes payable of $1.1 million related to the 7 ½% series A unsecured notes and the promissory notes issued in connection with the refinancing of the series B, series C and series D convertible preferred stock during the third quarter of 2002. Additionally, interest charges on the 7 ½% series A unsecured notes first began accruing interest on the settlement hearing date of April 2, 2001. As a result, we recorded interest charges on the 7 ½% series A unsecured notes for the entire nine months ended September 30, 2002 compared to a fraction of the period during the nine months ended September 30, 2001.

Loss on Investments. Loss on investments decreased from $922,000 to $29,000 for the three months ended September 30, 2001 and 2002, respectively, and from $2.3 million to $523,000 for the nine months ended September

30, 2001 and 2002, respectively. This decline was primarily attributable to the decline in our average short-term investment holdings during 2002 compared to 2001.

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

In October 2000, we entered into agreements to settle these lawsuits. The United States District Court approved the class action settlement on April 2, 2001. At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement. On March 12, 2002, the United States District Court entered the final distribution order allowing distribution of the settlement consideration.

During the second quarter of 2002, the amount of settlement consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit was determined to be: 1) an aggregate principal amount of $80.3 million of our 7 ½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests.  On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  We issued 1% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $550,000, on June 24, 2002 and issued the remaining 99% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $54.5 million, on July 2, 2002. Upon issuance of the instruments described above, we completed our distribution of the consideration under the private securities class action settlement.

As part of the derivative settlement agreement described above and in satisfaction of a condition of the class action settlement, certain officers tendered 168,350 shares of class A common stock to the Company for no consideration during the fourth quarter of 2001. Upon receipt, we immediately cancelled these contributed shares. Accordingly, upon the completion of the distribution of the securities under the settlement agreements, we effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, we established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, we have updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $0 and $11.4 million during the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, we recorded an aggregate reduction in the provision for the estimated cost of the litigation settlement of $7.0 million and $41.7 million, respectively.  The reduction in estimated cost of litigation settlement was comprised of the following, during the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Promissory notes	$—	$—	$2,500	$(16,700)
Class A common stock	—	(4,639)	(8,910)	(13,360)
Warrants	—	(2,407)	(4,852)	(11,842)
Pending loss on additional settlement	—	—	(134)	250

Reduction in estimated cost of litigation settlement	$—	$(7,046)	$(11,396)	$(41,652)

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

Gain on Early Extinguishment of Notes Payable. We have the right, at any time, to prepay the 7 ½% series A unsecured notes issued under the settlement agreement or to mandatorily convert the promissory notes into shares of class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. Upon maturity, the outstanding principal balance of the promissory notes will become due. During the third quarter of 2002, we repurchased promissory notes with an aggregate principal amount of $9.5 million in exchange for an aggregate of 221,069 shares of class A common stock and $946,140 in cash. As a result of these repurchases, our obligation for accrued and unpaid interest of approximately $1.0 million in the aggregate was eliminated. Furthermore, in connection with these transactions, we wrote-off the pro-rata portion of the unamortized discount on the extinguished notes payable of $2.9 million. Upon the repurchase of these promissory notes in the third quarter of 2002, we recorded a gain on the early extinguishment of notes payable in the aggregate amount of $4.7 million equal to the excess of the carrying value of the extinguished promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes.

Gain on Contract Termination. On June 28, 2002, MicroStrategy and Exchange Applications entered into an arrangement to terminate the software development and OEM agreement that had been entered into as of December 28, 1999. In connection with the arrangement, we paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support their customers that had purchased products prior to the effective date of the arrangement. As a result, during the second quarter of 2002, we recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded a gain on contract termination of $16.8 million related to the remaining amount that had been previously classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001.

Other Income (Expense), net.  Other income (expense), net includes gains and losses on foreign currency transactions and, for the three and nine months ended September 30, 2002, includes gains and losses on certain legal settlements, gains on the reduction in the carrying value of warrants issued in connection with the litigation settlement, losses from disposals of property and equipment and certain other assets held for sale, and fees associated with the termination of our credit facility.

Provision for Income Taxes. During the three and nine months ended September 30, 2002, we recorded income tax expense of $312,000 and $1.1 million, respectively.  During the three and nine months ended September 30, 2001, we recorded income tax expense of $1.0 million and $1.3 million, respectively. During the three and nine months ended September 30, 2002, we utilized net operating loss carryforwards which had the effect of reducing our effective tax rate and related tax expense. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable, withholding taxes on repatriated cash in certain countries and withholding taxes associated with international sales. During the nine months ended September 30, 2002, we recognized a $36.1 million net gain on the refinancing of our series B, series C and series D convertible preferred stock, which was not subject to tax. During the nine months ended September 30, 2001, we recognized a $29.4 million net gain on the refinancing of our series A redeemable convertible preferred stock and a $44.9 milllion net gain on the early redemption of our redeemable convertible preferred stock of discontinued operations, which were not subject to tax. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Income (Loss) from Discontinued Operations.  On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented. Loss from discontinued operations was $0 for the three and nine months ended September 30, 2002. For the three months ended September 30, 2001, net income from discontinued operations was $93,000, and for the nine months ended September 30, 2001, net loss from discontinued operations was $34.9 million. The net loss from discontinued operations for the nine months ended September 30, 2001 was primarily attributable to asset impairment charges and other costs associated with the restructuring actions taken during 2001 as well as losses from operations of the business. The remaining net liabilities of discontinued operations as of September 30, 2002 are based on estimates and actual results could differ under different assumptions or conditions.

Dividends, Accretion and Beneficial Conversion Feature on Convertible Preferred Stock. During the three and nine months ended September 30, 2002, we recorded aggregate preferred stock dividends, accretion and beneficial conversion feature on convertible preferred stock of $1.8 million and $6.9 million, respectively. During the three and nine months ended September 30, 2001, we recorded aggregate preferred stock dividends and accretion on convertible preferred stock of $2.8 million and $7.3 million, respectively. During the nine months ended September 30, 2002, we paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash.  As of September 30, 2002, we had no accrued preferred stock dividends outstanding. During the nine months ended September 30, 2001, we paid aggregate preferred stock dividends valued at $5.2 million through the issuance of 133,648 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction as discussed further below, the fair value of which approximated the dividend owed.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of our series A redeemable convertible preferred stock for a combination of cash, common stock and series B, series C, series D and series E preferred stock as described below, we determined that the total fair value of the newly issued preferred stock and the cash and fair value of the common stock issued at closing were lower than the carrying value of the series A preferred securities being refinanced. Accordingly, as a result of the refinancing, we recorded a net gain to additional paid-in capital of $29.4 million attributable to common stockholders during the second quarter of 2001. This net gain represents the excess of the carrying value of the series A preferred stock over the fair value of the total consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million. The net gain of $29.4 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the nine months ended September 30, 2001 and was included in the determination of basic and diluted earnings (loss) per share of continuing operations.

Net Gain on Refinancing of Series B, C and D Convertible Preferred Stock. In connection with the August 2002 refinancing of our series B, series C and series D convertible preferred stock, we determined that the total fair value of the newly issued series F preferred stock, cash, promissory notes and class A common stock issued at closing were lower than the carrying value of the series B, series C and series D preferred securities being refinanced. Accordingly, as a result of this refinancing, we recorded a net gain to additional paid-in capital of $36.1 million attributable to common stockholders during the third quarter of 2002. This net gain represents the excess of the aggregate carrying value of the series B, series C and series D preferred stock plus accrued and unpaid dividends of $64.3 million over the fair value of the total consideration transferred to the holders of such preferred securities of $29.1 million, or $35.2 million, plus the previously recognized beneficial conversion feature on the series D preferred stock of $1.1 million, less fees and other costs of $132,000. The net gain of $36.1 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2002 and was included in the determination of basic and diluted earnings (loss) per share of continuing operations.

Gain on Early Redemption of Redeemable Convertible Preferred Stock of Discontinued Operations. On August 29, 2001, we entered into an exchange agreement pursuant to which we acquired all 16,536,049 shares of Strategy.com’s series A preferred stock in exchange for 350,000 shares of our class A common stock.  Based on the closing price of our class A common stock of $24.90 per share on the consummation date of the transaction and the carrying value of Strategy.com’s series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million attributable to common stockholders. This gain represents the excess of the carrying value of Strategy.com’s preferred stock over the fair value of our class A common stock exchanged in the transaction.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements for which the fair value of each element cannot be established. Aggregate deferred revenue and advance payments were $24.7 million as of September 30, 2002 compared to $26.4 million as of December 31, 2001. We expect to recognize approximately $22.8 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depends on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of actual revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and on-going collection of our accounts receivable. On September 30, 2002 and December 31, 2001, we had $28.4 million and $39.8 million of cash, cash equivalents, and short-term investments, respectively, of which $6.1 million and $439,000 was restricted cash as of September 30, 2002 and December 31, 2001, respectively.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Twelve months ending September 30,

	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related obligations:
Leases (1)	$6,243	$1,108	$924	$875	$338	$479	$9,967
Other	144	—	—	—	—	—	144

Restructuring-related obligations, net	6,387	1,108	924	875	338	479	10,111

Other obligations:
Interest on 7 1/2% series A unsecured promissory notes (2)	13,867	5,724	5,709	5,709	4,755	—	35,764
Principal and interest due on promissory notes issued in preferred stock redemption and exchange transaction	5,370	—	—	—	—	—	5,370
Operating leases	10,850	8,589	7,946	6,941	5,710	15,127	55,163

Other obligations	30,087	14,313	13,655	12,650	10,465	15,127	96,297

Total contractual cash obligations (3)	$36,474	$15,421	$14,579	$13,525	$10,803	$15,606	$106,408

(1)

Restructuring-related lease obligations include estimated concessions, commission payments and other costs associated with marketing our idle space for sublease of $2.8 million and are reflected net of estimated sublease income of $8.9 million. Total gross restructuring-related lease obligations are $16.1 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

(2)

The interest obligation on the 7 ½% series A unsecured notes may be reduced if we exercise our right to prepay the promissory notes or convert the promissory notes into shares of class A common stock prior to their June 24, 2007 maturity date.  Interest charges began accruing on the settlement hearing date of April 2, 2001. As such, the interest obligation in 2002 includes interest accrued in 2001 that will be paid in 2002 in accordance with the terms of the promissory notes. In the third quarter of 2002, we repurchased an aggregate principal amount of $9.5 million of our 7 ½% series A unsecured notes in exchange for an aggregate of 221,069 shares of class A common stock and $946,140 in cash. As a result of these repurchases, our obligation for accrued and unpaid interest of approximately $1.0 million in the aggregate was eliminated. The interest obligation reflected in this table has been reduced as a result of these repurchases of promissory notes.

(3)

In addition to the contractual cash obligations identified above, we have 7 ½% series A unsecured notes which may be settled in cash or common stock. If we elect to settle these securities in cash, we would be obligated to pay the remaining $70.8 million principal amount of the promissory notes in June 2007.  These promissory notes are discussed more fully below.

Operating Activities

Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $26.6 million for the nine months ended September 30, 2001. The change was primarily attributable to an improvement in operating results from continuing operations and a decrease in cash used for payment of accounts payable and accrued expenses. These cash flow improvements are a result of the restructuring actions discussed above.

Investing Activities

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $25.7 million for the nine months ended September 30, 2001. The change was primarily attributable to the $25.3 million in restricted cash that was released during the first half of 2001 in connection with the termination of our prior credit facility.  Also contributing to the change was an increase in restricted cash of $5.6 million in 2002 for use as collateral under the New Security Agreement with Bank of America, which secures outstanding letters of credit in that amount. Additionally, we received $2.2 million in cash during the first half of 2001 relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity.

Financing Activities

Net cash used in financing activities was $12.0 million and $15.9 million for the nine months ended September 30, 2002 and 2001, respectively. On June 19, 2000, we issued 12,500 shares of our series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. On June 14, 2001, we refinanced all but 650 shares of our series A redeemable convertible preferred stock having a stated value of $6.5 million by redeeming or exchanging the remaining 11,850 shares of our series A redeemable convertible preferred stock as follows:

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

On September 10, 2001, we paid $6.8 million in cash to redeem all 630 shares of the series E preferred stock for 105% of the stated value of $6.3 million plus accrued and unpaid dividends of $155,000. This cash redemption payment was substantially equivalent to the carrying value of the series E preferred stock on the date of redemption.

In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, we issued 35,000 shares of class A common stock. The difference between the carrying value of the 175 shares of series D preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

On the June 19, 2002 maturity of the series A preferred stock, the remaining 650 shares of series A preferred stock mandatorily converted into class A common stock based on a conversion price equal to 95% of the average of the dollar-volume weighted average price of the class A common stock during the 30 consecutive trading days immediately preceding the maturity date. As a result of the conversion, we issued 487,402 shares of class A common stock based on a conversion price of $13.34 per share, plus 7,478 shares of class A common stock for accrued and unpaid dividends. The difference between the carrying value of the 650 shares of series A preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

On July 30, 2002, we entered into agreements with each holder of our series B preferred stock, series C preferred stock and series D preferred stock to redeem or exchange all of our outstanding series B preferred stock, series C preferred stock and series D preferred stock held by such holder. The agreements provided that if the holders converted any shares of preferred stock into class A common stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued upon conversion. Prior to the closing, the holders converted $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock into an aggregate of 695,318 shares of class A common stock. At the closing of the redemption and exchange transaction on August 6, 2002, we redeemed and exchanged the remaining outstanding shares of $0.3 million stated value of series B preferred stock and $3.68 million stated value of series C preferred stock for the following consideration:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The fair value of the promissory notes issued in connection with the refinancing transaction was estimated on the date of issuance based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on the promissory notes during the third quarter of 2002, which will be amortized to interest expense over the term of the promissory notes.

Dividends that would have otherwise accrued at a rate of 12.5% per annum on the series B preferred stock and the series C preferred stock have been eliminated as a result of the conversions and the redemption and exchange transaction. As a result, we expect to save $7.6 million in dividends per year that would have otherwise been paid in cash or in shares of class A common stock.

In August and September 2002, holders of the series F preferred stock converted approximately 1,580 shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, we issued 1,052,934 shares of class A common stock. The difference between the carrying value of the 1,580 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

In October 2002, holders of the series F preferred stock converted the remaining 516 outstanding shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, we issued 344,240 shares of class A common stock. The difference between the carrying value of the 516 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

On July 25, 2002, we entered into a security agreement (the “Security Agreement”) with Bank of America. On July 29, 2002, we terminated our existing credit facility with Foothill Capital Corporation. Under the Security Agreement, Bank of America issued letters of credit for our benefit which are currently secured by restricted cash equal to the balance of the outstanding letters of credit of $5.6 million.

As part of the class action litigation settlement agreement, we issued 1% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $550,000, to the class members on June 24, 2002. The remaining 99% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $54.5 million, was issued on July 2, 2002. We repurchased $9.5 million of such promissory notes during the third quarter of 2002. The aggregate carrying value of these promissory notes is included in long-term notes payable in the accompanying consolidated balance sheet. Interest on the notes began accruing on the settlement hearing date of April 2, 2001 at the rate of 7.5% per annum and is payable semi-annually with the first interest payment payable on December 24, 2002. Based on the current outstanding principal amount of the notes of $70.8 million, this December 24, 2002 interest payment would be approximately $9.5 million, which we expect to pay from our existing cash balances. Under the terms of these promissory notes, we expect to pay interest of approximately $5.3 million per year for 2003 and future periods.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0% and vary in terms from two to three years. As a result of the expiration of certain lease schedules during the first nine months of 2002, amounts leased under the master lease agreement were $12.2 million as of September 30, 2002. Currently, we are unable to draw down additional amounts under the lease agreement. However, we expect only limited, near-term, computer equipment purchase needs that we expect will be met through cash on hand and other financial resources.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com.Additionally, we are exploring alternative financing arrangements,which include credit facilities, the sale of certain non-core assets, the sale of equity in MicroStrategy or other financing sources. Alternative debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms, we are not able to sell certain non-core assets and/or we do not achieve revenues and generate cash flow at anticipated levels, we will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet our working capital requirements and anticipated capital expenditures through at least the end of 2002. As discussed above, on July 29, 2002, we terminated our existing credit facility and posted $5.6 million in cash to secure outstanding letters of credit (Note 6). We are also currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the amortization of goodwill and intangible assets, as goodwill amortization in 2002 and prior periods was immaterial. Based on our intangible assets as of September 30, 2002, we expect to record amortization expense of approximately $500,000 in the fourth quarter of 2002, $1.3 million in 2003, $350,000 in 2004, $70,000 in 2005, $70,000 in 2006, $70,000 in 2007 and $280,000 thereafter.

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

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the three and nine months ended September 30, 2002, we classified $264,000 and $856,000, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the three and nine months ended September 30, 2001 have been reclassified to include $357,000 and $1.2 million, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase in cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on our net income (loss) for the periods presented.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We have elected early adoption of the provisions of this statement.

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

We have experienced losses in the past and expect a decline in gross revenue

We have incurred significant operating losses in each of the last three years. We incurred net losses of $80.9 million, $261.3 million and $33.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of September 30, 2002, our accumulated deficit was $ 346.6 million. We expect our gross revenue to decline from the year ended December 31, 2001 to the year ending December 31, 2002.

We generated net income for the nine month period ending September 30, 2002; however, we may not be able sustain or increase profitability on a quarterly or annual basis in the future. If revenue declines more significantly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be effected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•

changes in the value of the warrants to purchase 189,698 shares of class A common stock, increases in which will have the effect of reducing our reported operating results and decreases in which will have the effect of increasing our quarterly operating results;

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $24.7 million as of September 30, 2002. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

The issuance of class A common stock upon a conversion of our 7 ½% series A unsecured notes could result in a substantial number of additional shares of class A common stock being issued

We have outstanding $70.8 million principal amount of our 7 ½% series A unsecured notes as part of a class action litigation settlement. We have the option at any time prior to the expiration of the five-year term of the notes to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar-volume weighted average trading price of the class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar-volume weighted average trading price of the class A common stock during the 10 trading days ending November 1, 2002, we would be obligated to issue 7,014,627 shares of class A common stock if we elected to convert the remaining notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock upon future conversions of the notes may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 103,000 square feet that are unoccupied. We have established a restructuring reserve of $9.7 million related to the costs of disposition of this space as of September 30, 2002. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $8.9 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

Information Delivery and Proactive Reporting. Companies that focus on the proactive delivery of information, via e-mail, website or other medium can compete with MicroStrategy’s offerings. Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type. MicroStrategy software has integrated this technology into the MicroStrategy 7i platform. Vendors of such technology include Actuate and Business Objects.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2002, holders of our class B common stock owned or controlled 4,643,134 shares of class B common stock, or 84.0% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 44,142 shares of class A common stock and 3,709,022 shares of class B common stock, or 67.1% of the total voting power, as of November 1, 2002. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and bylaws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999, channel partners accounted for, directly or indirectly, approximately 29.7%, 35.4%, 45.0% and 39.2% of our total product license revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to continue to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 17, 2001, Business Objects, S.A. filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. We have filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against us. A trial date has not yet been set in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against Business Objects, S.A. and its American subsidiary, Business Objects Americas, Inc. (collectively, “Business Objects”), in the United States District Court for the Eastern District of Virginia, claiming that Business Objects software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On April 2, 2002, we amended our complaint against Business Objects to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, we submitted an agreed order to further amend our complaint against Business Objects to add claims for violations of the Virginia Conspiracy Act. We are seeking monetary damages and injunctive relief. Our patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on May 20, 2003.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 35.4%, 34.1%, 25.9% and 24.0% of our total revenues for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999, respectively. Our international operations require significant management attention and financial resources.

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

The price of our stock may be extremely volatile

The market price for our class A common stock has historically been volatile and could fluctuate significantly for any of the following reasons:

•	quarter-to-quarter variations in our operating results;

•	developments or disputes concerning proprietary rights;

•	technological innovations or new products;

•	governmental regulatory action;

•	general conditions in the software industry;

•	increased price competition;

•	changes in revenue or earnings estimates by analysts;

•	any change in the actual or expected amount of dilution attributable to issuances of additional shares of class A common stock as a result of conversions of our 7 ½% series A unsecured notes; or

•	other events or factors.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2002, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 2002, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 34.8% to 35.0% for the three months ended September 30, 2001 and 2002, respectively, and from 33.4% to 35.4% for the nine months ended September 30, 2001 and 2002, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. In the latter part of 2001 and throughout 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 0.6% of total revenues during each of the three and nine months ended September 30, 2002, respectively. We believe that our economic exposure in that region is not significant.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Actions Arising under Federal Securities Laws

From March through May 2000, twenty-five class action complaints were filed in federal courts in various jurisdictions alleging that the Company and certain of its officers and directors violated section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and section 20(a) and section 20A of the Exchange Act. The Company’s outside auditor, PricewaterhouseCoopers LLP, was also named in two of the suits. The complaints contained varying allegations, including that the Company made materially false and misleading statements with respect to its 1999, 1998 and 1997 financial results in its filings with the Securities and Exchange Commission (“SEC”), analysts’ reports, press releases and media reports. In June 2000, these putative class action lawsuits were consolidated in the United States District Court for the Eastern District of Virginia. On July 7, 2000, the lead plaintiffs filed an amended class action complaint naming the Company, certain of its officers and directors, and PricewaterhouseCoopers LLP as defendants. The amended class action complaint alleged claims under section 10(b), section 20(a) and section 20A of the Exchange Act.

On October 23, 2000, the Company, its officers and directors named as defendants, and plaintiffs’ counsel entered into a settlement agreement in the consolidated class action.  The district court approved the settlement on April 2, 2001.  On March 12, 2002, the court entered the final distribution order allowing distribution of the settlement consideration.

During the second quarter of 2002, the amount of consideration to be issued to individual class members pursuant to the settlement agreements relating to the private securities class action lawsuit and the shareholder derivative lawsuit (described below under the caption “Delaware Derivative Litigation”) was determined to be: (1) an aggregate principal amount of $80.3 million of the Company’s 7 ½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year, payable semi-annually; (2) 297,330 shares of class A common stock; (3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and (4) approximately $5,000 in cash to settle remaining fractional interests. On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002.  Upon issuance of the instruments described above, the Company completed its distribution of the consideration under the private securities class action settlement.

Delaware Derivative Litigation

On June 30, 2000, a shareholder derivative action was filed in the Delaware Court of Chancery seeking recovery for various alleged breaches of fiduciary duties by certain of the Company’s directors and officers relating to its restatement of financial results. On October 23, 2000, the Company, the directors and officers named as defendants and the derivative plaintiff reached an agreement in principle settling the derivative action.  At a hearing on August 7, 2001, the Chancery Court approved the derivative settlement agreement.  Under this agreement, the Company has added two new independent directors with finance experience to the audit committee of its Board of Directors and will ensure continued adherence with applicable legal and regulatory requirements regarding the independence of audit committee members and trading by insiders. On November 7, 2001, as a part of the derivative settlement agreement and in satisfaction of a condition to the distribution of the securities issued as part of the class action settlement, Michael J. Saylor, Chairman of the Board of Directors and Chief Executive Officer, Sanju K. Bansal, Vice Chairman, Executive Vice President and Chief Operating Officer, and Mark S. Lynch, former Chief Financial Officer, tendered to the Company for cancellation an aggregate of 168,350 shares of class A common stock held by them.  Upon issuance of the instruments described under the caption “Actions Arising under Federal Securities Laws” above, the Company completed distribution of the consideration under the shareholder derivative action settlement.

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. (“BO”). This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, BO filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to BO relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. MicroStrategy has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against MicroStrategy. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its American subsidiary, Business Objects Americas, Inc. (collectively, “BO”), in the United States District Court for the Eastern District of Virginia, claiming that BO’s software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of BO. On April 2, 2002, the Company amended its complaint against BO to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations. On May 13, 2002, the Company submitted an agreed order to further amend its complaint against BO to add claims for violations of the Virginia Conspiracy Act. The Company is seeking monetary damages and injunctive relief. The patent claims are stayed, pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. Trial on all non-patent claims is scheduled to commence on May 20, 2003.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Reverse Stock Split

The Company implemented a reverse split of its common stock at a ratio of one-for-ten, which became effective at 5:00 p.m. on July 30, 2002.  The reverse stock split reduced the number of shares of class A common stock then outstanding from approximately 58.6 million to 5.86 million and the number of shares of class B common stock then outstanding from approximately 46.4 million to 4.64 million.  As a result of the reverse stock split, the Company’s outstanding warrants to purchase an aggregate of 1,896,980 shares of class A common stock, with an exercise price per share of $40.00, listed on the Nasdaq National Market under the trading symbol “MSTRW,” automatically adjusted in accordance with their terms and became exercisable for 189,698 shares with an adjusted exercise price of $400.00 per share.

Securities Issued Pursuant to Class Action Settlement Agreement

In connection with the settlement of the private securities class action lawsuit and shareholder derivative action described under the captions “Actions Arising under Federal Securities Laws” and “Delaware Derivative Litigation” above, the Company issued to class members: (1) an aggregate principal amount of $80.3 million of the Company’s 7 ½% series A unsecured notes, which have a five-year maturity and bear interest at 7.5% per year payable semi-annually; (2) 297,330 shares of class A common stock; (3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, with the warrants expiring on June 24, 2007; and (4) approximately $5,000 in cash to settle remaining fractional interests.  On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002.

The issuance and sale of the foregoing securities in the settlement were made in reliance on the exemption from registration under the Securities Act of 1933, as amended (“Securities Act”), provided by Section 3(a)(10) thereunder.  No underwriters were involved in the foregoing transaction.

Dividend Shares

In July 2002, the Company issued 337,559 shares of class A common stock as dividends to holders of its series B preferred stock and series C preferred stock. These shares were issued in reliance on the exemption from registration under the Securities Act, provided by Section 3(a)(9) thereunder.

Exchange of Preferred Stock

On July 30, 2002, the Company entered into agreements with each holder of its series B preferred stock, series C preferred stock and series D preferred stock to redeem or exchange all of the series B preferred stock, series C preferred stock and series D preferred stock held by such holder. The agreements provided that if the holders converted any shares of preferred stock into class A common stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued upon conversion. Prior to the closing, the holders converted $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock into an aggregate of 695,318 shares of class A common stock. At the closing of the redemption and exchange transaction on August 6, 2002, the Company redeemed and exchanged the remaining outstanding shares of series B preferred stock and series C preferred stock for the following consideration:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares.

The $20.96 million stated value of series F preferred stock was convertible into class A common stock at a fixed conversion price of $15.00 per share, resulting in a total of 1,397,174 shares of class A common stock issuable upon the conversion of the series F preferred stock.  As of October 23, 2002, all shares of series F preferred stock had been converted into an aggregate of 1,397,174 shares of class A common stock.

The securities issued in the exchange, redemption and conversion of our preferred stock  were issued in reliance on the exemption from registration under the Securities Act provided by Section 3(a)(9) thereunder.  No underwriters were involved in the foregoing transactions.

Exchange of 7 ½% Series A Unsecured Notes

During the third quarter of 2002, the Company repurchased an aggregate principal amount of $9.5 million of its 7 ½% series A unsecured notes in exchange for an aggregate of 221,069 shares of class A common stock and $946,140 in cash.  The class A common stock issued in these repurchase transactions was issued in reliance on the exemption from registration under the Securities Act, provided by Section 3(a)(9) thereunder.  No underwriters were involved in the foregoing issuance of securities.

Securities Issued Pursuant to Other Agreements

On June 7, 2000, the Company entered into an agreement with Claudio Remon, the controlling stockholder of DSS Consulting, S.A. (“DSS”), a company organized under the laws of Argentina.  The primary purpose of the agreement was to grant the Company the right to hire certain employees of DSS.  In exchange, the Company issued, in a first installment, 5,714 shares of its class A common stock to Mr. Remon in June 2000, as reported in the Company’s Form 10-Q (File No. 000-24435) filed on August 14, 2000.  The Company issued to Mr. Remon a second installment of 25,988 shares of class A common stock in September 2001, as reported in an amendment to the Company’s Form 10-Q (File No. 000-24435) filed on May 14, 2002.  The Company issued to Mr. Remon a third and final installment of 1,429 shares of class A common stock in September 2002.  Issuance of this third installment of shares to Mr. Remon was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth under Item 5 (Other Information) of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-24435) is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION

Jay H. Nussbaum resigned from the Company’s Board of Directors effective September 12, 2002.
David Blundin was elected to fill a vacancy on the Board of Directors on September 9, 2002.
Carl J. Rickertsen was elected to fill a vacancy on the Board of Directors on October 7, 2002.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002, and incorporated by reference herein).

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

3.9

Certificate of Designations, Preferences and Rights of the Series F Convertible Preferred Stock (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002, and incorporated by reference herein).

3.10	Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

4.1

Indenture, dated as of January 11, 2001, by and between the Company and American Stock Transfer & Trust Company relating to 7 ½% Series A Unsecured Notes (filed as Exhibit T3C to the registrant’s Form T-3 (File No. 022-22591) filed on October 25, 2001 and incorporated by reference herein).

4.2

First Amendment to Indenture, dated as of June 18, 2002, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit T3C.2 to the registrant’s Amendment No. 1 to Form T-3 (File No. 022-22591) filed on June 20, 2002 and incorporated by reference herein).

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

10.1

Senior Promissory Note due July 31, 2003 issued by the Company to Fisher Capital Ltd. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.2

Senior Promissory Note due July 31, 2003 issued by the Company to Wingate Capital Ltd. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.3

Senior Promissory Note due July 31, 2003 issued by the Company to Leonardo, L.P. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

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

B.  Reports on Form 8-K

On July 30, 2002, the registrant filed a Current Report on Form 8-K dated July 30, 2002 to report that at the close of business on July 30, 2002, the registrant would implement a one-for-ten reverse split of the registrant’s outstanding shares of class A common stock and class B common stock.

On July 31, 2002, the registrant filed a Current Report on Form 8-K dated July 25, 2002 to report new corporate developments, including:  (a) the registrant’s operating results for the period ended June 30, 2002; (b) the implementation of a one-for-ten reverse split of the registrant’s issued and outstanding shares of class A common stock and class B common stock; (c) the refinancing of the registrant’s series B, C and D convertible preferred stock; and (d) the establishment of a credit facility with Bank of America, N.A., replacing the registrant’s then-existing credit facility with Foothill Capital Corporation.

On August 8, 2002, the registrant filed a Current Report on Form 8-K dated August 6, 2002 to report that it had closed its previously announced preferred stock refinancing.

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

Eric F. Brown President and Chief Financial Officer

Date: November 12, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Saylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MicroStrategy Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ MICHAEL J. SAYLOR
Michael J. Saylor Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric F. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MicroStrategy Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ ERIC F. BROWN
Eric F. Brown President and Chief Financial Officer