Form 10-K
period 2002-12-31
MICROSTRATEGY INC
filed 2003-03-14
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	1861 International Drive, McLean, VA	22102	51-0323571
(State of incorporation)	(Address of Principal Executive Offices)	(Zip Code)	(I.R.S. Employer Identification Number)

Registrant’s telephone number, including area code: (703) 848-8600

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $0.001 per share
7½% Series A Unsecured Notes
Warrants to Purchase Class A Common Stock, par value $0.001 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange Act Rule 12b-2).

Yes ☐	No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant’s class A common stock on June 28, 2002 on the Nasdaq National Market) was approximately $27.4 million.

     The number of shares of the registrant’s class A common stock and class B common stock outstanding on March 1, 2003 was 9,173,509 and 4,619,252, respectively.

MICROSTRATEGY INCORPORATED

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to ‘‘MicroStrategy’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under ‘‘Item 1. Business’’ and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘plans,’’ ‘‘expects,’’ and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption ‘‘Risk Factors,’’ among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

ii

PART I

ITEM 1.     BUSINESS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

Our software platform, MicroStrategy 7i, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment.  With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions.  With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, , education, technical support and technical advisory services for our customers and partners.

Industry Background

Business intelligence offers decision-makers the opportunity to ask and answer mission-critical questions about their business using data that has been captured but not exploited to its fullest extent.

Four key trends have driven demand for business intelligence tools:

•

Improved Supply Efficiency:  Supplier transactions become more efficient with direct access to inventory and other related data.  For true vendor-managed inventory and collaborative commerce systems, vendors need to have access to key information about how their products are performing against business metrics.  For example, vendors should be able to see how their products are selling in each geographic region so as not to over-ship products that are slow-moving or under-ship products that are selling quickly.  By opening vendor performance information to the vendors themselves, buyers and sellers of goods and services become partners in the quest to optimize sales, margin and inventory.

•

Improved Distribution Efficiency:  Business partners collaborate more effectively with access to shared data.  By granting access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying end customers and setting expectations.  Opening invoice and purchase order information to partners will enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies.  For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

•

Need for Increased User Scalability: Businesses can derive increasing value from information about their products and services.  By providing information to more employees, businesses can differentiate their service offering or become more efficient by enabling more customer self-service.  In a market crowded with mass-market advertising, customers increasingly value meaningful interactions with companies.  Customers want companies to know their interests and preferences.  Customers also want to be able to login to their providers’ systems to check their billing and order status.  These are features that a business intelligence platform can deliver to help differentiate a company in a crowded marketplace.

•

Increased Data Scalability: The growth in data volumes and database sizes has allowed businesses to paint a more comprehensive picture of their operations.  The ability to offer various types of analyses and information to more employees, such as seasonality, product placement, market baskets, quality, returns, fraud detection and analysis, is making businesses more profitable and efficient. An integrated business intelligence platform can facilitate better decisions from this wealth of data.

The emergence and widespread acceptance of the Internet or “web” as a medium of communication and commerce have changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs.  Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers and partners access to their information.  Business intelligence tools are the gateway to this information.  For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management.  Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings and enter into transactions that were once conducted face-to-face or via the telephone.  The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model.  Factors driving demand for these applications include:

Increased Electronic Capture of Transaction, Operational and Customer Information.   The rapid growth in the electronic capture of business information and the increased availability of related profile data on the parties or products involved in each transaction are providing businesses with a rich data foundation for performing various analyses and making decisions.  Powerful data analysis and mining tools are required to sift through massive amounts of data to uncover information regarding customer interactions, trends, patterns and exceptions, in turn enabling organizations to provide superior service and products to customers.

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

Need to Integrate Online and Traditional Operations.   While there are substantial benefits to conducting business electronically, companies need to ensure that their online operations work in combination with their traditional operations.  Companies are seeking to ensure that an order placed online can be reliably fulfilled according to the expectations of the customer and to develop and maintain consistent interactions with customers across different channels.  Maintaining the integrity of, and enhancing, the customer experience are crucial to fostering customer loyalty and supply chain relationships.

Emergence of Web Browsers as the Standard Interface for Business Intelligence Applications.   Until recently, business intelligence tools were primarily deployed only at the headquarter offices of a company.  With web-based business intelligence applications, store clerks, customer service representatives and technicians can have the tools to make data-driven decisions in the field via intranets.  The web facilitates an unprecedented degree of collaboration between geographically distributed people.  Headquarters-based users and distributed users now have access to the same data through the same tool.  Hopes for the web have revolved around its ability to serve as a point-of-transaction for customers and trading partners.  With a web-based business intelligence system, a business intelligence application can become the ‘‘point-of-decision’’ that provides users, customers and partners with the information they need to make insightful decisions.

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

MicroStrategy Solution

MicroStrategy offers MicroStrategy 7i, an integrated, enterprise-class business intelligence platform that enables organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and report delivery applications.  The platform provides reliable and maintainable solutions with a low total cost of ownership.  Whether an organization is seeking a departmental, enterprise or extranet deployment, MicroStrategy 7i offers functionality, power and control for both users and administrators.  The MicroStrategy 7i business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability.  Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 7i platform give analysts, managers and executives critical insight they need in optimizing their business operations.  Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

MicroStrategy’s business intelligence platform provides the functionality users need to make better decisions.  The MicroStrategy 7i platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer.  MicroStrategy’s patented business intelligence technology increases reporting functionality dramatically.  With one platform, users are able to perform all of the five most popular styles of business intelligence, including:

•

Ad Hoc Query and Reporting (ROLAP).  Investigative analysis and ad hoc query using online analytical processing (OLAP) functionality of drill anywhere, page-by, pivot, subtotal, sort, filter, rank and export.  This allows analysts and management to have more insight into business results.

•

Statistics & Data Mining.  Ability to use statistical treatment and data mining algorithms for predictive analysis.  The MicroStrategy 7i platform allows users to perform analysis that has typically required multiple software packages.

•	Cube Analysis (MOLAP). Ability to perform OLAP analysis on predefined subsets of data. Users experience increased speed and interactivity by working on defined subsets of data.

•

Report Delivery and Alerting.  Ability to disseminate reports and exception alerts on an enterprise-scale through self-subscription or central administration.  Reports can be received via any device, including email, printer, text message, PDA, fax, pager and voice.

•

Enterprise Reporting. Ability to create and distribute reports to users across the enterprise and extranets.  From the advanced requirements of power users to the “at-a-glance” requirements of executives, MicroStrategy can meet diverse reporting needs.

Specific benefits of the MicroStrategy 7i business intelligence platform include:

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations.  The MicroStrategy platform supports systems with very large data volumes and is specifically designed to support all major relational database platforms commonly used for business intelligence systems.  Important features of our solution in this area include:

•	Structured Query Language (SQL) optimization drivers that improve performance of each major database;
•	The ability to support very large user populations;
•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support nine languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail.  We believe that the MicroStrategy 7i platform incorporates the most sophisticated analysis engine available today, capable of answering highly detailed business questions.  It offers support for information beyond the summary level to include information at the customer transaction and interaction level.  This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics and campaign management.  The MicroStrategy 7i platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company’s databases.

Powerful Personalization Engine.  The MicroStrategy 7i platform includes a customer- and transaction-level personalization engine.  The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers’ transactions, customer clickstream information, stated user preferences and demographic information.  In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information that proves useful in fraud detection and homeland security applications.

Interactive Narrowcast Engine for Delivery and Response Using Internet, E-mail, Wireless or Voice Media.  Our technology offers a high performance personalized narrowcast engine for delivering periodic and alert-based information to people via Internet, e-mail, wireless devices and traditional telephone via text-to-speech conversion.  The narrowcast engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.  In addition, users can respond to a message delivered by the MicroStrategy narrowcast engine.  For example, a store manager can be alerted via a personal digital assistant that an item is out of stock and order additional inventory using this device.

The MicroStrategy 7i platform’s advanced technology provides high performance functionality in five key business intelligence areas:

•	Speed and power
•	Functionality and ease of use
•	Report delivery and intelligent alerts
•	Packaged functionality and customization
•	Security and scalability

Strategy

Our business objective is to become the leading provider of business intelligence software and related services to the largest 2,000 enterprises, governments and the largest databases and data providers in the world.  The key elements of our strategy to achieve this objective are as follows:

Marketing Strategy. Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market by increasing awareness of the MicroStrategy 7i platform.  In the business intelligence market, our marketing programs target five principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers in Global 2000 enterprises;

•	Corporate and departmental technology buyers in mid-sized enterprises, with annual revenues between $250 million and $1 billion;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors who want to embed analytical tools in their solutions; and

•	System integrators who have technology relationships with the largest 2,000 enterprises, governments and information intensive businesses.

We continually seek to increase our brand awareness by focusing messaging on the possibilities for value creation with our business intelligence platform, the benefits of using our platform and competitive differentiators.  The channels we use to communicate with these constituencies are:

•	Print ads
•	Online ads
•	Direct e-mail
•	Industry events
•	User conferences
•	Partners
•	Word of mouth
•	Industry awards
•	Our website
•	Coverage in print and broadcast media

Technology Strategy. Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology and enhancing our report delivery and alerting functionality to all commonly used devices. We continue to optimize our technology for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. In addition, MicroStrategy continues to develop its platform for easy integration with a wide spectrum of enterprise resource planning (ERP) systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

•	Capacity--the volume of information that can be efficiently analyzed and utilized;
•	Concurrency--the number of users which can be supported simultaneously;
•	Sophistication--the range of analytical methods available to the application designer;
•	Performance--the response time of the system;
•	Database Flexibility--the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;
•	Robustness--the reliability and availability of the software in mission critical environments;
•	Deployability--the ease with which applications can be deployed, modified, upgraded and tuned;
•	Personalization--the quality and sophistication of a one-to-one user experience;
•	Content Flexibility--the range of content, both structured and unstructured, that can be efficiently utilized; and
•	Media Channel and Interface Flexibility--the range of media channels, interface options, and display features supported.

Sales Strategy. Our sales strategy focuses on direct sales through our dedicated sales force and relationships with indirect channel partners in order to increase market share in both domestic and international markets.  We also seek to increase sales to our existing base of customers by offering a range of software and services utilizing our integrated business intelligence platform.  Finally, we offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of the power of our platform.

Products

We offer an integrated business intelligence platform, known as MicroStrategy 7i, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions.  Revenues from sales of product licenses accounted for approximately $63 million of total revenues during 2002.

MicroStrategy 7i. MicroStrategy 7i integrates a full range of reporting, analysis, report delivery and alerting capabilities into a single platform – providing central management of security, administration, development and deployment.

MicroStrategy 7i is designed to integrate the two leading business intelligence approaches, ad hoc query and reporting (ROLAP) and cube analysis (MOLAP), delivering quick response time against almost any size data set, full access to transaction-level data and a myriad of options for complex analysis. Additionally, MicroStrategy 7i is designed to provide a single interface for reporting, analysis, report delivery and alerting for all business intelligence applications. MicroStrategy 7i is enabling organizations to consolidate business intelligence applications onto a single platform, resulting in reliable and maintainable solutions with a low total cost of ownership.

The following are the components of the MicroStrategy 7i platform:

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

MicroStrategy Intelligence Server contains an analytical engine with over 200 different sophisticated mathematical, financial and statistical functions with the flexibility for further function extensions.  MicroStrategy Intelligence Server combines the power of its analytical engine with the scalability of a relational database to perform complex data analysis with maximum efficiency.  All the other products in the MicroStrategy 7i platform integrate with the MicroStrategy Intelligence Server and benefit from its broad functionality.

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

MicroStrategy Web and MicroStrategy Web Universal. MicroStrategy Web is a zero-footprint web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface looks as familiar as Windows® and features drag-and-drop report creation, spreadsheet formatting, advanced printing and exporting, and right click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java™ Applets, or client side installations or downloads, ensuring the highest levels of security.

MicroStrategy Web provides users a highly interactive environment and low maintenance interface for reporting and analysis. Using this intuitive HTML-only web solution, users access, analyze and share corporate data through any web browser on any operating system. MicroStrategy Web provides ad hoc querying, industry-leading analysis, quick deployment and rapid customizability, making it even easier for users to make informed business decisions.

MicroStrategy Web Universal features the same powerful functionality users are familiar with in MicroStrategy Web with the added benefit of working with all major operating systems, application servers, web servers, and browser interfaces.

MicroStrategy Narrowcast Server. MicroStrategy Narrowcast Server is a proactive report delivery and alerting server that distributes personalized business information to recipients via e-mail, pagers, fax and phone. MicroStrategy Narrowcast Server delivers targeted information to individuals on an event-triggered or scheduled basis through the communication device that is most convenient.  It provides an engine to implement targeted messaging to acquire and retain customers and a platform for distributing information to corporate departments, the entire enterprise and other stakeholders including customers and suppliers.

MicroStrategy Narrowcast Server has a web-based interface that can be used with existing web applications.  Users can subscribe to information services by providing personal information and preferences, ensuring they receive personalized information relevant to them.

In addition to proactively delivering reports from the MicroStrategy 7i platform, MicroStrategy Narrowcast Server’s open information source modules enable it to deliver information from a multitude of information sources to the business user.  The multiple information sources can be combined to provide users with requested information in one personalized e-mail, message or document.

MicroStrategy OLAP Services. MicroStrategy 7i combines the speed and interactivity of multi-dimensional OLAP analysis and the analytical power and depth of relational OLAP.  MicroStrategy 7i OLAP Services, new in MicroStrategy 7i, is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes™. End users can add or remove report objects, add derived metrics and modify the filter - all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 7i OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes™, while retaining users’ ability to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Desktop. MicroStrategy Desktop is the business intelligence software component that provides integrated query and reporting, powerful analytics and decision support workflow on the personal computing desktop. MicroStrategy Desktop provides a rich set of features for online analysis of corporate data. Even complex reports are easy to create and can be viewed in various presentation formats, polished into production reports, distributed to other users and extended through a host of ad hoc features including drilling, pivoting and data slicing. The interface itself is customizable to different users’ skill levels and security profiles. MicroStrategy Desktop comes in two versions:

• Desktop Analyst. A simplified version that provides interactive slice and dice required by managers
• Desktop Designer. A full-featured version that lets users design complex and sophisticated reports

Applications developed within MicroStrategy Desktop can be easily deployed throughout the MicroStrategy architecture bringing integrated query and reporting capabilities, powerful analytics and decision support workflow to analysts, quantitative users and end users throughout the enterprise and beyond.

MicroStrategy Architect.   MicroStrategy Architect is the MicroStrategy 7i product in which applications are modeled through an intuitive graphical user interface.  MicroStrategy Architect provides a unified environment for creating and maintaining various aspects of web reporting and business intelligence applications.  MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which can greatly reduce the cost and time required to implement and maintain systems.

MicroStrategy Administrator.   MicroStrategy Administrator enables administrators to efficiently develop, deploy, monitor and maintain small, medium and enterprise-scale systems supporting thousands of users.  Project migration utilities help administrators develop, test and deploy systems.  Performance analysis enables administrators to monitor and tune systems for maximum performance and availability.  MicroStrategy Administrator has been designed to ensure easy management of application objects and users across multiple development, testing and production environments.  MicroStrategy Administrator eases the burden of maintaining users and security by using textual commands that can be saved as scripts.  These commands and scripts can be executed from either a graphical interface or from the command line giving system administrators the flexibility and ease-of-use necessary for efficient systems management. MicroStrategy Administrator tools consist of Object Manager, Enterprise Manager and Command Manager.

MicroStrategy SDK. MicroStrategy SDK is a comprehensive development environment that enables integration of MicroStrategy 7i features and functionality into any application on multiple platforms, including UNIX-based systems using a Java-based Web API. Through sample code, documentation and reference guides, the MicroStrategy SDK enables an application developer to quickly learn to use the APIs to implement easy-to-use web reporting and powerful business intelligence applications.

All the API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK’s Portal Integration Kit™ includes pre-built samples for embedding MicroStrategy 7i analysis into a corporate portal. The Web Services Development Kit™ provides sample code enabling MicroStrategy 7i functionality to be accessed via standard Web Services.

MicroStrategy BI Developer Kit. MicroStrategy BI Developer Kit is a package of products that includes MicroStrategy Desktop Designer, MicroStrategy Architect and modular analytic applications. The analytic modules are starter kits designed to streamline business processes through the use of business intelligence. Each of the modules ships with a sample data-model and numerous reports and key performance indicators. The analytic modules are designed to enable portability, the ability to work against existing data warehouses without the need for additional data extraction and loading concerns. The modules are easy to extend and modify and reflect a decade of business intelligence implementation experience and best practices of the most common business analysis applications.

MicroStrategy MDX Adapter. MicroStrategy MDX Adapter opens the analytical power and scalability of the MicroStrategy 7i Platform to other business intelligence reporting tools. With MicroStrategy MDX Adapter, reporting tools that use the OLE DB for OLAP (ODBO) standard created by Microsoft can connect through MicroStrategy Intelligence Server and access any major relational database.  Companies such as Cognos®, Brio Software™, Business Objects, Alphablox™, and arcplan® provide supported ODBO compliant front-end reporting tools.

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

MicroStrategy MDX Adapter allows organizations to standardize on a reporting and analysis platform, while still enabling users to access the platform from a variety of user interfaces.  Companies that have hit scalability, administration, security and analytical limits with their existing analysis tools can continue to provide users with their interface of choice, while replacing the underlying business intelligence engine with the more robust and reliable MicroStrategy 7i business intelligence platform.  This leverages investments in databases, software and training and removes some of the traditional burdens of cube-based architectures.

MicroStrategy Transactor. MicroStrategy Transactor™ is a workflow server that allows users to turn insight gained from their MicroStrategy business intelligence applications into actionable decisions. MicroStrategy Transactor directs and manages the workflow required to take business intelligence information from a web report, email, wireless message or voice alert and complete a closed-loop transaction with any back-end information system.

Product Support and Other Services

MicroStrategy Consulting. MicroStrategy Consulting offers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise, and extranet applications across various types of databases.  Our consulting staff identifies the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning.  By leveraging our best practices, strategic visioning, project planning and platform expertise, we help ensure that customers’ technical staff and projects are successful and business users will adopt the solution – the ultimate assurance of return on investment.  Revenues from consulting services accounted for approximately 16%, 28% and 31% of total revenues during 2002, 2001 and 2000, respectively.

MicroStrategy Technical Support. MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available.  Our product experts help ensure that every MicroStrategy implementation is successful from development to deployment to the production environment.  Our support offerings include access to our highly skilled support team during standard business hours, around the clock access to our online support site, and options to secure dedicated technical support at any time of the day.  Revenues from technical support services accounted for approximately 35%, 26% and 18% of total revenues during 2002, 2001 and 2000, respectively.

MicroStrategy Education. MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners.  Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education Consultants develop an ongoing education program that meets our customers’ specific education needs.  Our team of education consultants delivers quality, cost-effective instruction and skill development for administrators, developers and analysts.  Revenues from education services accounted for approximately 6%, 6% and 5% of total revenues during 2002, 2001 and 2000, respectively.

MicroStrategy Technical Advisory Services. During 2002, MicroStrategy introduced Technical Advisory Services as a new advisory service for enterprise customers seeking to maximize their investment in the MicroStrategy 7i business intelligence platform.  MicroStrategy Technical Advisory Services consists of delivering business intelligence advisory and audit services over the course of a year and providing members with a comprehensive program of advisory services, knowledge capital and corporate support. MicroStrategy Technical Advisory Services has been designed to help ensure the optimal opportunity to experience success and the highest return on investment on MicroStrategy’s business intelligence platform. MicroStrategy Technical Advisory Services deliver the subject matter expertise, project management, strategic consulting and expedited resources to help assure success of customer deployments. In 2002, its inaugural year, revenues from MicroStrategy Technical Advisory Services accounted for approximately 1% of total revenues.

Customers

MicroStrategy has over 1,900 customers across such diverse industries as retail (9 of the top 10 globally), telecommunications (9 of the top 10 globally), financial services (7 of the top 10 U.S.-based financial services companies), healthcare and pharmaceuticals (9 of the top 10 globally), manufacturing (6 of the top 10 global auto manufacturers), consumer packaged goods (over 50 companies) and technology. International sales accounted for 36.0%, 33.8% and 25.6% of our total revenues in 2002, 2001 and 2000, respectively.

A representative list of domestic and international firms that are using the MicroStrategy 7i business intelligence platform are:

•	Retail: Ace Hardware, Ahold, Best Buy, Food Lion, Hallmark, Liz Claiborne, METRO, Office Depot, WH Smith PLC

•	Financial Services: Bank of Montreal, FleetBoston Financial, JP Morgan Chase, LaCaixa, RBC Financial Group, Wachovia

•	Pharmaceutical and Healthcare: AdvancePCS, AmerisourceBergen, AstraZeneca, Aventis Pasteur, GlaxoSmithKline, IMS Health Canada, Pharmacia, Premier

•	Telecommunications: AT&T Wireless, BellSouth, Cable and Wireless, Interoute, Telecom Italia, Telefónica

•	Manufacturing: Avnet, Honda, Lexmark, Michelin, Waterford Wedgewood, Western Digital

•	Consumer Goods: Amway Corp., Campbell’s Soup, Estée Lauder, Revlon

•	Government/Public Services: Ohio Department of Education, State of Tennessee, US Department of Education, US Postal Service

Customer Case Studies

AstraZeneca.  AstraZeneca, one of the top five pharmaceutical companies in the world, purchased MicroStrategy software and services in 2002 to extend its business intelligence applications across the enterprise. Approximately 250 AstraZeneca employees currently use the MicroStrategy platform to determine market share, explore cost and profit data, and track the performance of new products. The global pharmaceutical company uses MicroStrategy software to distribute 70,000 reports within a 24-hour window. As a result, employees have the ability to make more effective business decisions that can increase sales and drive market share gains.

Liz Claiborne Inc.  Liz Claiborne Inc., a leading marketer and designer of apparel and accessories for women and men, purchased MicroStrategy software and services in 2002 to extend its business intelligence capabilities to over 200 employees within its wholesale division.  With MicroStrategy technology, company employees will have the ability to dynamically examine retail sales information pertaining to product and classification performance, SKU level analysis, account/store performance and geographic analysis. This application will allow Liz Claiborne to refine future product lines, product assortments and retail account forecasts, and thereby improve customer interaction.

Telefónica. In 2002,Telefónica, the leading telecommunications operator in the Spanish and Portuguese-speaking world, purchased additional MicroStrategy products and services to extend its business intelligence applications worldwide. The success of its existing MicroStrategy applications prompted the company to deploy five additional applications over the next six months, making MicroStrategy the enterprise-wide business intelligence standard at Telefónica. The company plans to expand its web reporting applications to empower over 1,000 employees with critical financial, auditing, sales and marketing insight.

Sales And Marketing

Direct Sales Organization.   We market our software and services primarily through our direct sales force.  As of December 31, 2002, we had domestic sales offices in a number of cities, including Atlanta, Burlington, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Houston, Los Angeles, New York, San Francisco, Seattle, St. Louis, Tampa, Troy and Washington, DC, and international sales offices located in Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Mexico City, Milan, Montreal, Monterrey, Munich, Paris, Rome, Sao Paolo, Seoul, Sydney, Tokyo, Toronto and Utrecht.  We are represented by distributors in several countries where we do not have sales offices, including Bulgaria, Chile, Colombia, the Czech Republic, Denmark, Finland, India, Ireland, Malaysia, Malta, Norway, Peru, Singapore, Slovenia, South Africa, Sweden, Switzerland, Turkey, Ukraine and Uruguay.

Indirect Sales Channels.   We have entered into relationships with nearly 300 reseller, system integration, original equipment manufacturers (OEM) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes.  Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance.  In addition, we offer our partners product discounts.  Favorable product recommendations to potential customers from the leading system integration, application development and platform partners facilitate the sale of our products.  We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry specific expertise to expand our user base and increase our market coverage.  In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners.   Our resellers/systems integration partners consist of value-added resellers who resell the MicroStrategy 7i platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Accenture	Convansys	Kinetic Networks
American Management Systems	Critical-Insight	Logan Britton
Anexinet	Deloitte Consulting	Nexgenix

Annams	Electronic Data Systems	Relational Solutions
BearingPoint	IBM	Sybase
Cap Gemini Ernst and Young	Infowise	Systech
Conchango	IOLAP	Vivare

OEM Partners. Our OEM partners integrate the MicroStrategy 7i business intelligence platform or some of its components into their applications.  These OEM partners include:

Acturis Limited	Escalate	Peak Effects
Allegis	Euclid	PeopleSoft
Angoss	Eyretel	Personify
Appian Corporation	Hycube	PowerMarket
Applied Digital Solutions	I-Beacon	Protagona
CCI/Triad	I-Many, Inc.	Retek
Centerforce Technologies	IMS Health Canada	Software America SA
Cohesiant	Informatica	SQLiaison
CustomerCentric (formerly	InfraSoft Technologies Limited	Sybase
NetGenesis)	Interworld	Systech
Cvent.com	JD Edwards	Systems Excellence
Data Management Integration	Kadence CRM	Teradata, a division of NCR
Digital Connexxions	Magma Solutions	Corporation
Doing	Myriad Information Solutions	Vision Chain
DST Innovis	NDC Health	Vizional
Enkata	Net Perceptions
Epylon	OnlineDM

Technology Partners.  In order to deliver even higher value to our customers, MicroStrategy has integrated its business intelligence platform with the leading data warehouse and related technology platforms and software.  We have integrated our platform with the leading portal technology, ETL technology, and specialized display technology products to name just a few.  Through our Technology Partner program, we continue our efforts to ensure that customers can easily implement the MicroStrategy 7i business intelligence platform alongside other chosen corporate technology standards. Our technology partners include:

Alphablox	AutomationOne, Inc.	Informatica
Angoss Software Corporation	BEA Systems	Plumtree
Arcplan	Hewlett-Packard Company	Netezza
Ascential Software	IBM	Sun MicroSystems

Research and Product Development

We have made substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2002, our research and product development staff consisted of 206 employees, 187 of whom are working on our core business intelligence projects and 19 of whom are working on our non-core research and development activities, Angel.com and Alarm.com. Our total expenses for research and development, which do not include those costs capitalized as software development costs, for the years 2002, 2001 and 2000 were $26.3 million, $32.8 million and $43.9 million, respectively.

Competition

The markets for business intelligence software, analytical applications and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology.  In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy’s most direct competitors include providers of:

•	business intelligence software;

•	OLAP tools;

•	query and reporting tools;

•	web-based static reporting tools; and

•	report delivery and proactive alerting.

Each of these markets is discussed more fully below.

Business Intelligence Software.   Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development.  Companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS provide business intelligence software.

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

Query and Reporting Tools.   Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis.  Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person.  Some limited drilling is also provided.  Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Crystal Decisions, Information Builders and Brio Software.

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

Report Delivery and Proactive Alerting.   Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy’s offerings.  Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type.  MicroStrategy software has integrated this technology into the MicroStrategy 7i platform.  Vendors of such technology include Actuate and Business Objects.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do.  In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry.  As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Increased competition may lead to price cuts, reduced gross margins and loss of market share.  We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others.  By doing so, they may increase their ability to meet the needs of our potential customers.  Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors.  These relationships may limit our ability to sell our products through specific distribution channels.  Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share.  These developments could limit our ability to obtain revenues from new customers and to maintain maintenance revenues from our installed customer base.

Employees

As of December 31, 2002, we had a total of 809 employees, of whom 557 were based in the United States and 252 were based internationally. Of the total, 241 were engaged in sales and marketing, 206 in product development, 217 in professional services and 145 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired professionals complete a professional orientation course that ranges from one day to four weeks long, presented by ‘‘MicroStrategy University,’’ our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to create expert content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

ITEM 2.     PROPERTIES

Our principal offices are located in Northern Virginia in leased facilities pursuant to multiple leases, the majority of which expire between June 2003 and June 2010. These office facilities comprise a total of 407,000 square feet, of which we currently occupy 203,000 square feet. In connection with restructuring plans adopted during 2001, we vacated 204,000 square feet of office space, of which 101,000 square feet has been subleased as of December 31, 2002. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Burlington, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Houston, Los Angeles, New York, San Francisco, Seattle, St. Louis, Tampa, Troy, Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Mexico City, Milan, Monterrey, Montreal, Munich, Paris, Rome, Sao Paolo, Seoul, Sydney, Tokyo, Toronto and Utrecht. We believe our properties are suitable and adequate for our present and near term needs, and we do not expect to add additional office space in the foreseeable future.

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

During 2002, the following consideration was issued to class members pursuant to the settlement agreements relating to this litigation: (1) an aggregate principal amount of $80.3 million of the Company’s 7 ½% series A unsecured notes, which mature on June 24, 2007 and bear interest at 7.5% per year, payable semi-annually; (2) 297,330 shares of class A common stock; (3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, which expire on June 24, 2007; and (4) approximately $5,000 in cash to settle remaining fractional interests. On June 24, 2002, all of the common stock, warrants and cash were issued to the class members.  The Company issued 1% of the aggregate principal amount of the promissory notes on June 24, 2002 and issued the remaining 99% of the aggregate principal amount of the promissory notes on July 2, 2002.  Upon issuance of the instruments described above, the Company completed its distribution of the consideration under the private securities class action settlement.

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

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. The Company has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against the Company. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  The Company’s claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial, which is scheduled to commence on May 20, 2003.  The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our class A common stock is traded on the Nasdaq National Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, adjusted to reflect a one-for-ten reverse stock split which occurred in July 2002, as reported by the Nasdaq National Market.

	High	Low

Year ended December 31, 2001
First Quarter	$170.60	$28.80
Second Quarter	56.40	24.60
Third Quarter	38.90	11.30
Fourth Quarter	47.10	11.90
Year ended December 31, 2002
First Quarter	$40.90	$26.00
Second Quarter	30.00	5.00
Third Quarter	13.26	4.50
Fourth Quarter	19.55	7.40

As of March 1, 2003, there were approximately 1,213 stockholders of record of our class A common stock and 9 stockholders of record of our class B common stock.

We have never declared or paid any cash dividends on our class A common stock and do not anticipate declaring or paying any such dividends in the foreseeable future. Our stock price has fluctuated substantially since our initial public offering in June 1998. The trading price of our class A common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our class A common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statements of Operations Data
Revenues:
Product licenses	$62,865	$72,781	$100,582	$85,797	$61,635
Product support and other services	84,962	109,300	117,737	66,823	34,648

Total revenues	147,827	182,081	218,319	152,620	96,283

Cost of revenues:
Product licenses	2,925	4,170	2,600	2,597	2,246
Product support and other services	24,975	43,692	78,019	35,798	18,329

Total cost of revenues	27,900	47,862	80,619	38,395	20,575

Gross profit	119,927	134,219	137,700	114,225	75,708

Operating expenses:
Sales and marketing	48,179	77,253	137,534	88,733	53,294
Research and development	26,297	32,819	43,890	24,225	11,834
General and administrative	27,635	34,153	47,082	23,342	12,707
Restructuring and impairment charges	4,198	39,463	9,367	—	—
Amortization of goodwill and intangible assets	3,195	17,251	17,667	422	81
In-process research and development	—	—	—	2,800	—

Total operating expenses	109,504	200,939	255,540	139,522	77,916

Income (loss) from operations	10,423	(66,720)	(117,840)	(25,297)	(2,208)
Financing and other income (expense):
Interest income	728	2,171	3,158	2,174	1,028
Interest expense, including discount amortization expense	(8,413)	(5,401)	(37)	(144)	(720)
Loss on investments	(523)	(3,603)	(9,365)	—	—

Reduction in (provision for) estimated cost of litigation settlement	11,396	30,098	(89,729)	—	—
Gain on contract termination	16,837	—	—	—	—
Gain on early extinguishment of notes payable	6,750	—	—	—	—
Other income (expense), net	2,109	(2,139)	96	6	(14)

Total financing and other income (expense)	28,884	21,126	(95,877)	2,036	294

Income (loss) from continuing operations before income taxes	39,307	(45,594)	(213,717)	(23,261)	(1,914)
Provision for income taxes	1,190	2,460	1,400	1,246	—

Net income (loss) from continuing operations	38,117	(48,054)	(215,117)	(24,507)	(1,914)

Discontinued operations:
Loss from discontinued operations	—	(30,739)	(46,189)	(9,236)	(341)
Loss from abandonment	—	(2,075)	—	—	—

Loss from discontinued operations	—	(32,814)	(46,189)	(9,236)	(341)

Net income (loss)	38,117	(80,868)	(261,306)	(33,743)	(2,255)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	(6,874)	(10,353)	(4,687)	—	—
Net gain on refinancing of series A redeemable convertible preferred stock	—	29,370	—	—	—
Net gain on refinancing of series B, C and D convertible preferred stock	36,135	—	—	—	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	44,923	—	—	—
Series A preferred stock beneficial conversion feature	—	—	(19,375)	—	—

Net income (loss) attributable to common stockholders	$67,378	$(16,928)	$(285,368)	$(33,743)	$(2,255)

	Years ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data )
Basic earnings (loss) per share (1):
Continuing operations	$3.20	$(3.35)	$(29.98)	$(3.18)	$(0.29)
Discontinued operations	$—	$1.40	$(5.79)	$(1.20)	$(0.05)

Net income (loss) attributable to common stockholders	$3.20	$(1.95)	$(35.77)	$(4.38)	$(0.34)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,676	8,659	7,978	7,703	6,699

Diluted earnings (loss) per share (1):
Continuing operations	$3.12	$(3.35)	$(29.98)	$(3.18)	$(0.29)
Discontinued operations	$—	$1.40	$(5.79)	$(1.20)	$(0.05)

Net income (loss) attributable to common stockholders	$3.12	$(1.95)	$(35.77)	$(4.38)	$(0.34)

Weighted average shares outstanding used in computing diluted earnings (loss) per share
	11,986	8,659	7,978	7,703	6,699

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$15,036	$38,409	$33,203	$25,941	$27,491
Restricted cash	6,173	439	25,884	—	—
Net working (deficit) capital (2)	(6,920)	(23,179)	44,011	53,109	23,919
Net assets of discontinued operations	—	—	42,663	8,218	95
Total assets	79,873	103,632	240,994	203,368	76,571
Net liabilities of discontinued operations	1,151	4,479	—	513	—
Long-term liabilities, excluding deferred revenue and advance payments	51,106	76,444	102,388	—	1,928
Series A redeemable convertible preferred stock	—	6,385	119,585	—	—
Series B redeemable convertible preferred stock	—	32,343	—	—	—
Series C redeemable convertible preferred stock	—	25,937	—	—	—
Series D convertible preferred stock	—	3,985	—	—	—
Redeemable convertible preferred stock of discontinued operations	—	—	40,530	—	—
Total stockholders’ equity (deficit)	(34,509)	(138,007)	(145,538)	101,816	37,775

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.
(2)

Net working (deficit) capital is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingency from terminated contract.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

Our software platform, MicroStrategy 7i, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment.  With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions.  With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and partners.

Throughout 2001 and 2002, there has been a global economic slowdown and a decrease in corporate spending on information technology. These macro-economic factors have had an adverse impact on our business and results of operations.

On July 29, 2002, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten, causing each outstanding share of class A common stock and class B common stock to convert automatically into one-tenth of a share of class A common stock and class B common stock, respectively.  The reverse split became effective at the close of business on July 30, 2002. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital.  All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

Critical Accounting Policies

MicroStrategy’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see note 2 in the accompanying consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. MicroStrategy does not have any ownership interest in any special purpose entities that are not wholly-owned and consolidated subsidiaries of MicroStrategy. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations as discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, income taxes, and financing operations.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources.

Actual results and outcomes could differ from these estimates and assumptions. Additional information regarding risk factors that may impact our estimates is included below under “Risk Factors”.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition.  MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2, ‘‘Software Revenue Recognition,’’ as amended. In the case of software arrangements that require significant production, modification, or customization of software, we follow the guidance in SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ We also follow the guidance provided by the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, ‘‘Revenue Recognition in Financial Statements,’’ which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC.

We recognize revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement, as provided by agreements or contracts executed by both parties, delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using our objective evidence of the fair value of the elements represented by our customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product license and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were immaterial for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, contracts accounted for under the percentage of completion method represented approximately 7.8% and 10.9% of total revenues, respectively.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, the revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates us to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or original equipment manufacturers (“OEM”) who purchase our products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met.

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

MicroStrategy’s ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under “Risk Factors.”

Restructuring and Impairment Charges.  Restructuring and impairment charges have been recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining the costs associated with real estate lease losses from exiting facilities, management was required to make judgments and estimates which significantly impacted the recorded amount of restructuring and impairment charges. The real estate lease losses included estimates of sublease commission costs, sub-tenant concession costs, sublease rental income and the expected length of time to sublease idle space. Final results could substantially differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms.

Litigation and Contingencies.  We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We are involved in lawsuits with Business Objects, S.A. relating to claims involving patent infringement and other intellectual property claims. As the actions relating to Business Objects are in a preliminary stage, we are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. If there were a deterioration in the financial condition of our customers, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact of our revenues and operations.

Software Development Costs.  We account for software development costs in accordance with SFAS No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.’’ SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed.

Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period such determination was made.

Impairment of Long-Lived Assets.  We review long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in reduction in the carrying value of long-lived assets and would reduce our operating results in the period in which the charge arose.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Years ended December 31,

	2002	2001	2000

Statements of Operations Data
Revenues:
Product licenses	42.5%	40.0%	46.1%
Product support and other services	57.5	60.0	53.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product licenses	2.0	2.3	1.2
Product support and other services	16.9	24.0	35.7

Total cost of revenues	18.9	26.3	36.9

Gross profit	81.1	73.7	63.1

Operating expenses:
Sales and marketing	32.6	42.4	63.0
Research and development	17.8	18.0	20.1
General and administrative	18.7	18.8	21.6
Restructuring and impairment charges	2.8	21.7	4.3
Amortization of goodwill and intangible assets	2.1	9.4	8.1

Total operating expenses	74.0	110.3	117.1

Income (loss) from operations	7.1	(36.6)	(54.0)
Financing and other income (expense):
Interest income	0.5	1.2	1.4
Interest expense	(5.7)	(3.0)	(0.0)
Loss on investments	(0.4)	(2.0)	(4.2)
Reduction in (provision for) estimated cost of litigation settlement	7.7	16.5	(41.1)
Gain on contract termination	11.4	—	—
Gain on early extinguishment of notes payable	4.6	—	—
Other income (expense), net	1.4	(1.1)	0.0

Total financing and other income (expense)	19.5	11.6	(43.9)

Income (loss) from continuing operations before income taxes	26.6	(25.0)	(97.9)
Provision for income taxes	0.8	1.4	0.6

Net income (loss) from continuing operations	25.8	(26.4)	(98.5)

Discontinued operations:
Loss from discontinued operations	—	(16.9)	(21.2)
Loss from abandonment	—	(1.1)	—

Loss from discontinued operations	—	(18.0)	(21.2)

Net income (loss)	25.8	(44.4)	(119.7)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	(4.6)	(5.7)	(2.1)
Net gain on refinancing of series A redeemable convertible preferred stock	—	16.1	—
Net gain on refinancing of series B, C and D convertible preferred stock	24.4	—	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	24.7	—
Series A preferred stock beneficial conversion feature	—	—	(8.9)

Net income (loss) attributable to common stockholders	45.6%	(9.3)%	(130.7)%

Comparison of 2002, 2001, and 2000

Revenues.   Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues decreased from $218.3 million in 2000 to $182.1 million in 2001, and decreased to $147.8 million in 2002, representing a decrease of 16.6% in 2001, and a decrease of 18.8% in 2002.

Product Licenses Revenues.   Product licenses revenues decreased from $100.6 million in 2000 to $72.8 million in 2001, and decreased to $62.9 million in 2002, representing a worldwide decrease of 27.6% in 2001, and a worldwide decrease of 13.6% in 2002, which included a 21.1% decrease in 2002 in international revenues as discussed below. Although there continues to be a worldwide economic slowdown and decreased corporate spending on information technology generally, we believe that demand in the business intelligence market has remained relatively flat. We believe that the decline in our product licenses revenues has been attributable to our decision to limit our sales focus to licensing core business intelligence software and generating profitable transactions, which at the same time has substantially reduced our sales and marketing related costs. During 2002, we introduced several new products that complement our business intelligence platform which we believe have been well accepted by our customers and industry analysts. Additionally, during the latter part of 2002, we have taken measures to increase the size of our sales force. We expect product licenses revenues as a percentage of total revenues to fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues.   Product support and other services revenues decreased from $117.7 million in 2000 to $109.3 million in 2001, and decreased to $85.0 million in 2002, representing a decrease of 7.2% in 2001, and a decrease of 22.3% in 2002. The overall decrease in product support and other services revenues during 2001 was primarily attributable to a decrease in demand for consulting and education services.  The overall decrease in product support and other services revenues during 2002 was primarily attributable to a decrease in demand for consulting services and the termination of the agreement with Exchange Applications, discussed below, and was offset by a slight increase in revenues from technical support services. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

During 2001, we notified Exchange Applications, Inc. that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that had been entered into as of December 28, 1999. As a result of this dispute and because we were no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001. On June 28, 2002, we entered into an arrangement with Exchange Applications to terminate the OEM agreement. In connection with the arrangement, we paid $120,000 to Exchange Applications. Additionally, we granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, we recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002. During 2001, we recognized $724,000 of product licenses revenues and $8.2 million of product support and other services revenues relating to this contract.

International Revenues.   International revenues are included in the amounts discussed above and are discussed separately within this paragraph. International revenues increased from $55.8 million in 2000 to $61.5 million in 2001, and decreased to $53.1 million in 2002, representing an increase of 10.3% in 2001, and a decrease of 13.6% in 2002. International product license revenues decreased from $30.1 million in 2000 to $29.2 million in 2001, and decreased to $23.1 million in 2002, representing decreases of 2.8% in 2001 and 21.1% in 2002.  International product support and other services revenues increased from $25.7 million in 2000 to $32.3 million in 2001, and decreased to $30.1 million in 2002, representing an increase of 25.5% in 2001 and a decrease of 6.8% in 2002. During 2000, we agreed to restructure our relationship with a significant international customer. While we had been providing services to the customer throughout the year, in accordance with our revenue recognition accounting policies, no revenue had been recognized. In view of changes in the customer’s internal information technology plans, we entered into an agreement with the customer in which we agreed to discontinue our development efforts and deliver all existing work product. Since we had no future obligations to this customer other than technical support obligations, all payments were made prior to the end of the year, and all other revenue recognition criteria were met, we recorded revenues of $4.4 million in 2000, of which $4.0 million and $377,000 were recognized as product license revenues and product support and other services revenues, respectively, and an additional $1.2 million related to ongoing technical support obligations was recorded as deferred revenue. The increase in international revenues in 2001 was due to the expansion of our international operations, new product offerings and growing international market acceptance of our software products. In addition, we opened new sales offices in Argentina, Switzerland, Mexico, Korea and Australia in 2000, in Brazil in 1999, and in Canada, Italy, Austria, France, the Netherlands, Germany, United Kingdom and Spain prior to 1999.

The decrease in international revenues in 2002 is primarily attributable to the continued global economic slowdown, which led to decreased corporate spending on information technology. We believe the global economic slowdown had a greater impact on our international product licenses revenues in 2002 as compared to our domestic product licenses revenues in 2002. Additionally, during the fourth quarter of 2001, we closed our Switzerland and Austria offices. As a percentage of total revenues, international revenues were 25.6% in 2000, 33.8% in 2001, and 36.0% in 2002. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. In the latter part of 2001, there was extensive economic turmoil in Argentina which subsequently resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 2.2% of total revenues in 2001 and 0.6% of total revenues in 2002.

Costs and Expenses

Cost of Product Licenses Revenues.   Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs, and royalties paid to third-party software vendors. Cost of product licenses revenues increased from $2.6 million in 2000 to $4.2 million in 2001, and decreased to $2.9 million in 2002. As a percentage of product licenses revenues, cost of product license revenues increased from 2.6% in 2000 to 5.7% in 2001, and decreased to 4.7% in 2002. The increase in cost of product licenses revenues as a percentage of product licenses revenues in 2001 was primarily due to increased software royalty arrangements with third-party software vendors resulting from an increase in MicroStrategy software sold that included third-party software. Conversely, the decrease in cost of product licenses revenues as a percentage of product licenses revenues in 2002 was primarily due to decreased software royalty arrangements with third-party software vendors. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product licenses revenues as a percentage of total product licenses revenues may increase. The decrease in 2002 was partially offset by an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002 and Web Universal in November 2002.  In connection with the release of these three products, we expect cost of product licenses revenues to increase by approximately $500,000 in 2003 as a result of the amortization of software development costs that were capitalized in 2002.

Cost of Product Support and Other Services.   Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. Cost of product support and other services revenues decreased from $78.0 million in 2000 to $43.7 million in 2001, and decreased to $25.0 million in 2002. As a percentage of product support and other services revenues, cost of product support and other services revenues was 66.3% in 2000, 40.0% in 2001 and 29.4% in 2002. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost”) was primarily due to sequential decreases in our consulting, technical support and education staffing levels. In connection with the implementation of our restructuring plans in the second and third quarters of 2001, our staffing levels decreased by approximately 52% in 2001 as compared to 2000, and by 35% in 2002 as compared to 2001. Additionally, the significant sequential decreases in services cost was also attributable to improved utilization of consulting personnel as a consequence of the overall 2001 restructuring plans, a decrease in the use of third parties to perform consulting services, and an increase in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than other product support revenues, such as consulting and educational services.

Sales and Marketing Expenses.   Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses decreased from $137.5 million in 2000 to $77.3 million in 2001, and decreased to $48.2 million in 2002. As a percentage of total revenues, sales and marketing expenses were 63.0% in 2000, 42.4% in 2001 and 32.6% in 2002. During the first quarter of 2000, we invested heavily in advertising, including a national television and print advertising campaign and other marketing efforts in order to create better market awareness of the value-added potential of our product suite and to seek to acquire market share. These advertising programs were not continued in the latter half of 2000 or thereafter. The sequential decreases in sales and marketing expenses were primarily due to decreased staffing levels in the sales force as a result of our 2001 restructuring plans, decreased commissions expense as a result of lower product license revenues and decreased promotional activities and advertising. Staffing levels for sales and marketing personnel were lower by approximately 64% in 2001 as compared to 2000. In 2002 as compared to 2001, staffing levels of our sales and marketing personnel decreased by an additional 43%, although by the end of 2002, we had taken measures to increase the size of our sales force. As part of the restructuring plans adopted in the second and third quarters of 2001, we have reduced overall spending on marketing initiatives and advertising and have focused our marketing efforts solely on our core business intelligence product line. Sales and marketing expenses may increase in 2003 if we continue to expand our sales force.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment, and other related costs. Research and development expenses decreased from $43.9 million in 2000 to $32.8 million in 2001, and decreased to $26.3 million in 2002. As a percentage of total revenues, research and development expenses were 20.1% in 2000, 18.0% in 2001, and 17.8% in 2002. The decrease in our research and development expenses resulted from our focus, during 2001 and 2002, on enhancing our core business intelligence product line and limiting our initiatives on new product development not focused on the business intelligence market, as well as our 2001 restructuring plans, which involved a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of our research and development personnel were lower by approximately 36% in 2001 as compared to 2000. In 2002 as compared to 2001, staffing levels of our research and development personnel decreased by an additional 19%. Also contributing to the decline in research and development expenses was an increase in capitalization of software development costs of $1.9 million during 2002 associated with the development of certain products, as discussed further below. During the years ended December 31, 2002, 2001 and 2000, research and development expenses related to our non-core business intelligence activities, Angel.com and Alarm.com, were $2.9 million, $2.6 million and $2.4 million, respectively.

In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and ceased capitalizing development costs associated with these products. In November 2002, we released MicroStrategy Web Universal, a new version of MicroStrategy Web.  As of December 31, 2002, our research and development engineering resources were allocated to the following major projects: 51% to our MicroStrategy 7i product, 6% to our Narrowcast Server 7.2 product, 27% to our Unix products, 10% to our non-core business intelligence projects, Angel.com and Alarm.com, and 6% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

For the year ended December 31, 2002, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $3.5 million of software development costs associated with the development of our new business intelligence products.  For the year ended December 31, 2001, we capitalized $1.6 million of software development costs associated with the development of MicroStrategy 7i and the release of Narrowcast Server 7.1. Software development costs of a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $1.4 million, $641,000 and $771,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and we expect amortization expense related to software development costs to increase to $1.9 million in the year ending December 31, 2003.

General and Administrative Expenses.  General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses decreased from $47.1 million in 2000 to $34.2 million in 2001, and decreased to $27.6 million in 2002. As a percentage of total revenues, general and administrative expenses were 21.6% in 2000, 18.8% in 2001 and 18.7% in 2002. The decrease in general and administrative expenses was primarily due to a reduction in staff levels and office occupancy costs as a result of the restructuring plans implemented during the second and third quarters of 2001 and a reduction in recruiting efforts.  The decrease in 2002 was offset by an increase in the use of external legal and professional services related to the Business Objects litigation as well as certain other matters. We incurred expenses of $3.6 million in 2002 for external legal and consulting fees related to the Business Objects litigation. Staffing levels for our general and administrative personnel were lower by approximately 36% in 2001 as compared to 2000. Staffing levels of our general and administrative personnel decreased by an additional 26% in 2002 as compared to 2001.

Restructuring and Impairment Charges

(a) 2001 Restructuring Plans. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, and a reduction of our workforce by 679 domestic and international employees and 147 Strategy.com employees throughout all functional areas. In addition, we consolidated our multiple Northern Virginia facilities into a single location in McLean, Virginia.

As a result of these restructuring plans, we recorded restructuring and impairment charges of $27.3 million during 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring.  Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant. On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, we updated our accrued restructuring costs by recording additional sublease losses of $2.8 million during 2002.

In connection with a periodic assessment of the carrying value of long-lived assets, we concluded that the products derived from our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, we recorded an impairment charge of $12.2 million during the fourth quarter of 2001 to write-down that intangible asset to its fair value. During 2002, we updated our periodic assessment of the carrying value of our Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during the fourth quarter of 2002, we recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2002 (in thousands):

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Impairment Charges for 2002	2002 Non-cash Items	2002 Cash Payments	Accrued Restructuring Costs at December 31, 2002

Severance and other employee termination benefits	$72	$—	$—	$(72)	$—
Write-down of impaired assets	—	1,434	(1,434)	—	—
Estimated sublease losses and other facility closing costs	10,967	2,764	(46)	(5,096)	8,589
Terminations of computer and equipment leases	485	—	—	(333)	152
Accrual for professional fees	169	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$4,198	$(1,480)	$(5,526)	$8,885

Amounts related to estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 204,000 square feet of vacant office space, of which approximately 101,000 square feet has been subleased as of December 31, 2002. The remaining vacant office space is currently being marketed for sublease. As of December 31, 2002, we had $8.7 million accrued for our estimated computer, equipment and real estate lease losses, representing $14.4 million in gross lease obligations and $2.1 million of estimated commissions, concessions, and other costs, offset by $7.8 million in estimated gross sublease income recoveries during the remaining lease terms. If we are unable to obtain this level of estimated sublease income, we will incur additional restructuring costs and our cash position would be adversely affected. We are also considering terminating certain leases early. We estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease our idle space. Final actual amounts could differ from current estimates if we are unable to sublet the remaining vacant space on the estimated terms. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

During 2001, we also recorded restructuring and impairment charges of $19.4 million which are included in loss from discontinued operations in the accompanying consolidated statements of operations and are discussed more fully below.

(b) 2000 Restructuring Plan.  During 2000, we adopted a restructuring plan intended to bring costs more in line with revenues and strengthen the financial performance of our business. The restructuring plan included a reduction of our workforce by 231 employees and the cancellation of a number of new job offers made to candidates who had not yet commenced employment with us. All of these actions were completed during 2000. As a result of the reduction in headcount, we consolidated certain of our facilities located in the vicinity of our Northern Virginia headquarters.

The following table sets forth a summary of these restructuring and impairment charges recorded during 2000 (in thousands):

	Non-cash Charges	Cash Payments	Consolidated Charge for 2000

Severance and rescinded employment offers	$—	$1,848	$1,848
Stock grant and applicable payroll taxes	3,003	189	3,192
Compensation expense on accelerated stock options	1,483	—	1,483
Elimination of corporate events	—	2,416	2,416
Write-off of impaired assets	329	—	329
Accrual for professional fees	—	99	99

Total restructuring and impairment charges	$4,815	$4,552	$9,367

The charge relating to the stock grant represents a grant of our class A common stock to terminated employees made by our chairman and CEO from his personal stock holdings.  Since he is a principal shareholder, his actions were deemed to be an action undertaken on behalf of the Company for accounting purposes.  Accordingly, we recognized an expense and a capital contribution of approximately $3.0 million, which represented the fair value of the stock on the date of grant. Substantially all cash payments related to this restructuring plan were made prior to December 31, 2000.

Amortization of Goodwill and Intangible Assets.   Amortization of goodwill and intangible assets decreased from $17.7 million in 2000, to $17.3 million in 2001, and to $3.2 million in 2002. The decrease in amortization expense is attributable to the impairment charge of $12.2 million recorded in 2001 to write-down the carrying value of our Teracube intangible asset to its fair value. In 2002, we recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset. Additionally, we ceased amortizing goodwill as of January 1, 2002 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” described under “Recent Accounting Pronouncements” below. During 2000 and 2001, our amortization of goodwill was immaterial.

Interest income.  Interest income decreased from $3.2 million in 2000, to $2.2 million in 2001, and to $728,000 in 2002. The declines in interest income were primarily attributable to lower average cash balances during those sequential periods.

Interest Expense.  Interest expense increased from $37,000 in 2000, to $5.4 million in 2001, and to $8.4 million in 2002. Interest charges on our 7 ½% series A unsecured notes first began accruing on April 2, 2001. As a result, we recorded interest charges on the promissory notes for a portion of the year during 2001. During 2002, we recorded interest charges on the promissory notes for the entire year. Additionally, during 2002, we recorded  discount amortization expense on notes payable of $2.1 million related to the 7 ½% series A unsecured notes and to promissory notes issued in connection with the refinancing of the series B, series C and series D convertible preferred stock in August 2002. We began amortizing the discount amortization expense on notes payable to interest expense upon issuance of the notes in 2002 and expect to incur discount amortization expense of approximately $3.8 million in 2003. If we were to repurchase additional 7 ½% series A unsecured notes, the amount of expected discount amortization expense would be reduced.

Loss on Investments.  Loss on investments decreased from $9.4 million in 2000 to $3.6 million in 2001, and decreased to $523,000 in 2002. The losses were primarily attributable to other-than-temporary declines in our short-term investment holdings during those periods.

Reduction in (Provision for) Estimated Cost of Litigation Settlement. In 2000, we entered into agreements to settle the private securities class action lawsuit and the shareholder derivative lawsuit that had been filed in connection with the restatement of our financial results in 1999, 1998 and 1997.

During 2002, the following consideration was issued to class members pursuant to the settlement agreements relating to this litigation: 1) an aggregate principal amount of $80.3 million of our 7 ½% series A unsecured notes, which mature on June 24, 2007 and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, which expire on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests.  On June 24, 2002, all of the common stock, warrants and cash were issued to the class members. We issued 1% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $550,000, on June 24, 2002 and issued the remaining 99% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $54.5 million, on July 2, 2002. Upon issuance of the instruments described above, we completed our distribution of the consideration under the private securities class action settlement.

As part of the derivative settlement agreement described above and in satisfaction of a condition of the class action settlement, certain of our officers tendered 168,350 shares of class A common stock to the Company for no consideration during the fourth quarter of 2001. Upon receipt, we immediately cancelled these contributed shares. Accordingly, upon the completion of the distribution of the securities under the settlement agreements, we effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, during 2000, we established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, we have updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of the changes in the estimated value of each element of the securities litigation settlement, we recorded aggregate reductions in the provision for the litigation settlement of $11.4 million and $30.1 million during the years ended December 31, 2002 and 2001, respectively. The reduction in (provision for) estimated cost of litigation settlement was comprised of the following (in thousands):

	2002	2001	2000

Promissory notes	$2,500	$(16,700)	$69,200
Class A common stock	(8,910)	(5,806)	16,500
Warrants	(4,852)	(7,782)	13,034
Pending loss on additional settlement	(134)	190	—
Legal fees	—	—	3,245
Administration costs	—	—	750

Total	$(11,396)	$(30,098)	$102,729
Less insurance recoveries	—	—	(13,000)

(Reduction in) provision for estimated cost of litigation settlement	$(11,396)	$(30,098)	$89,729

The change in the value of the promissory notes was primarily due to an increase in the assumed fair market discount rate on the notes resulting from changes in both market conditions and the Company’s creditworthiness between the date that the settlement agreements were originally entered into in October 2000 and the date upon which the securities were issued in June and July 2002. The change in the value of the class A common stock and the warrants was primarily attributable to significant declines in the market value of our class A common stock between the settlement date and the date of issuance.

We are involved in lawsuits with Business Objects, S.A. relating to claims involving patent infringement and other intellectual property claims. As the actions relating to Business Objects are in a preliminary stage, we are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

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

Gain on Early Extinguishment of Notes Payable. We have the right, at any time prior to the June 24, 2007 maturity date, to prepay our 7 ½% series A unsecured notes in full or to mandatorily convert these notes into shares of class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. However, the combination of redemptions, mandatory conversions and purchases in the open market of the notes by us may not reduce the total original principal amount of the outstanding notes below 60% of the original $80.3 million principal amount of the notes unless all of the outstanding notes are redeemed, converted or purchased by us. Upon maturity, the outstanding principal balance of the promissory notes will become due. During 2002, we repurchased promissory notes with an aggregate principal amount of $17.0 million in exchange for an aggregate of 450,324 shares of class A common stock and approximately $946,000 in cash. As a result of these repurchases, our obligation for accrued and unpaid interest of approximately $1.9 million in the aggregate was eliminated. Furthermore, in connection with these transactions, we wrote-off the pro-rata portion of the unamortized discount on the extinguished notes payable of $5.1 million. Upon the repurchase of these promissory notes in 2002, we recorded a gain on the early extinguishment of notes payable in the aggregate amount of $6.8 million equal to the excess of the carrying value of the extinguished promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes.

Other Income (Expense), net.  Other income (expense), net includes gains and losses on foreign currency transactions and gains and losses on certain legal and contract settlements and, for the year ended December 31, 2002, includes gains on the reduction in the carrying value of warrants issued in connection with the litigation settlement, losses from disposals of property and equipment and certain other assets held for sale, and fees associated with the termination of our credit facility.

Provision for Income Taxes. During the years ended December 31, 2002, 2001 and 2000, income tax expense was $1.2 million, $2.5 million and $1.4 million, respectively. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable and withholding taxes on intercompany sales of software. During the year ended December 31, 2002, we utilized net operating loss carryforwards in the United States and in certain foreign subsidiaries which had the effect of reducing our effective tax rate and related tax expense. Additionally, our provision for income taxes in 2002 was offset by reductions of valuation allowances on net operating loss carryforwards in certain foreign subsidiaries that continued to demonstrate consistent profitability. During the year ended December 31, 2002, we recognized a $36.1 million net gain on the refinancing of our series B, series C and series D convertible preferred stock, which had no tax effect.  During the year ended December 31, 2001, we recognized a $29.4 million net gain on the refinancing of our series A redeemable convertible preferred stock and a $44.9 million net gain on the early redemption of our redeemable convertible preferred stock of discontinued operations, which had no tax effect. As of December 31, 2002, we had domestic net operating loss carryforwards of $222.0 million, which we expect will offset the majority of any domestic taxable income we may generate for the foreseeable future. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Income (Loss) from Discontinued Operations.  On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented. Loss from discontinued operations was $0, $32.8 million and $46.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included within Strategy.com’s net loss for the year ended December 31, 2001 were restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities. The net loss from discontinued operations for the year ended December 31, 2000 was attributable to losses from operations of the business. The remaining net liabilities of discontinued operations as of December 31, 2002 are based on estimates and actual results could differ.

Dividends, Accretion and Beneficial Conversion Feature on Convertible Preferred Stock. During the years ended December 31, 2002, 2001 and 2000, we recorded aggregate preferred stock dividends and accretion on convertible preferred stock of $6.1 million, $10.4 million and $4.7 million, respectively. Additionally, during the year ended December 31, 2002, we recorded a beneficial conversion feature upon the issuance of our series F preferred stock of $768,000. During the year ended December 31, 2002, we paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. During the year ended December 31, 2001, we paid aggregate preferred stock dividends valued at $6.2 million through the issuance of 206,266 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction as discussed further below, the fair value of which approximated the dividend owed. During the year ended December 31, 2000, we paid aggregate preferred stock dividends valued at $4.1 million through the issuance of 35,912 shares of class A common stock in lieu of cash. As of December 31, 2002 and 2001, we had accrued preferred stock dividends of $0 and $2.8 million, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock. In connection with the June 2001 refinancing of our series A redeemable convertible preferred stock for a combination of cash, common stock and series B, series C, series D and series E preferred stock as described below, we recorded a net gain to additional paid-in capital of $29.4 million attributable to common stockholders during the second quarter of 2001. This net gain represents the excess of the carrying value of the series A preferred stock over the fair value of the total consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million. The net gain of $29.4 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Net Gain on Refinancing of Series B, C and D Convertible Preferred Stock. In connection with the August 2002 refinancing of our series B, series C and series D convertible preferred stock, we recorded a net gain to additional paid-in capital of $36.1 million attributable to common stockholders during the third quarter of 2002. This net gain represents the excess of the aggregate carrying value of the series B, series C and series D preferred stock plus accrued and unpaid dividends of $64.3 million over the fair value of the total consideration transferred to the holders of such preferred securities of $29.1 million, or $35.2 million, plus the previously recognized beneficial conversion feature on the series D preferred stock of $1.1 million, less fees and other costs of $132,000. The net gain of $36.1 million was recognized as an increase to net income attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

Series A Preferred Stock Beneficial Conversion Feature. During the second quarter of 2000, we recorded a $19.4 million charge to additional paid-in capital attributable to the deemed dividend for the beneficial conversion feature of the series A redeemable convertible preferred stock. The charge was recorded to additional paid-in capital because we did not have positive retained earnings. The deemed dividend was determined as the difference between the fair market value of the class A common stock on the closing date of the private placement and the effective conversion price. The charge of $19.4 million was recognized as a decrease to net income attributable to common stockholders in the accompanying consolidated statements of operations.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $25.3 million as of December 31, 2002 compared to $26.4 million as of December 31, 2001. We expect to recognize approximately $24.0 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and on-going collection of our accounts receivable. On December 31, 2002 and 2001, we had $21.3 million and $39.8 million of cash, cash equivalents, and short-term investments, respectively, of which $6.2 million and $439,000 was restricted cash as of December 31, 2002 and 2001, respectively.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Year ending December 31,

	2003	2004	2005	2006	2007	Thereafter	Total

Restructuring-related
obligations:
Leases (1)	$5,078	$1,231	$968	$731	$338	$395	$8,741
Other	144	—	—	—	—	—	144

Restructuring-related obligations, net	5,222	1,231	968	731	338	395	8,885

Other obligations:
Principal and interest on 7 1/2% series A unsecured promissory notes (2)	4,747	4,747	4,747	4,747	66,157	—	85,145
Principal and interest due on promissory notes issued in preferred stock redemption and exchange transaction	5,370	—	—	—	—	—	5,370
Operating leases	9,862	8,502	7,744	6,550	5,751	13,681	52,090

Other obligations	19,979	13,249	12,491	11,297	71,908	13,681	142,605

Total contractual cash obligations	$25,201	$14,480	$13,459	$12,028	$72,246	$14,076	$151,490

(1)

Restructuring-related lease obligations include estimated concessions, commission payments and other costs associated with marketing our idle space for sublease of $2.1 million and are reflected net of estimated sublease income of $7.8 million. Total gross restructuring-related lease obligations are $14.4 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

(2)

The interest obligation on the 7 ½% series A unsecured notes may be reduced if we exercise our right to prepay the promissory notes or convert the promissory notes into shares of class A common stock prior to their June 24, 2007 maturity date. During 2002, we repurchased an aggregate principal amount of $17.0 million of our 7 ½% series A unsecured notes in exchange for an aggregate of 450,324 shares of class A common stock and approximately $946,000 in cash. As a result of these repurchases, our obligation for accrued and unpaid interest of approximately $1.9 million in the aggregate was eliminated. The principal and interest obligation reflected in this table has been reduced as a result of these repurchases of promissory notes.

In addition, we may elect to settle the 7 ½% series A unsecured notes in cash or common stock. If we elect to settle these securities in common stock, we would no longer be obligated to pay the remaining $63.3 million principal amount of the promissory notes in June 2007.  These promissory notes are discussed more fully below.

Operating Activities

Net cash provided by operating activities was $668,000 in 2002 as compared to net cash used in operating activities of $25.9 million and $59.1 million in 2001 and 2000, respectively. The change in 2002 was primarily attributable to an improvement in operating results from continuing operations and a decrease in cash used for payment of accounts payable and accrued expenses. The change in 2001 was primarily attributable to a decrease in operating losses, excluding the restructuring and impairment charges and changes in the value of our securities litigation settlement, and a reduction in accounts receivable resulting from an overall decline in revenues and improved cash collections from customers. The cash flow improvements in operating results reflect the effect of the restructuring actions we undertook in 2001 and 2000, discussed above.

Investing Activities

Net cash used in investing activities was $9.7 million in 2002 as compared to net cash provided by investing activities of $24.7 million in 2001 and net cash used in investing activities of $20.4 million in 2000. In 2002, we were required to post $5.6 million in cash for use as collateral under our new security agreement with Bank of America, which secures outstanding letters of credit in that amount (Note 8).  In 2001, $25.4 million in restricted cash was released in connection with the termination of our prior credit facility.   Additionally, we received $2.2 million in cash during 2001 relating to the sale of a 5% interest we held in a voice portal technology company that was purchased by another company in exchange for approximately 50% in cash and 50% in publicly-traded common stock of the acquiring entity. In 2000, we received $39.8 million in proceeds from the sale of short-term investments which were used to fund the restricted cash account under our prior credit facility and partially to fund capital expenditures of $28.7 million.

Financing Activities

Net cash used in financing activities was $11.6 million in 2002 as compared to net cash used in financing activities of $15.7 million in 2001 and net cash provided by financing activities of $128.0 million in 2000. On June 19, 2000, we issued 12,500 shares of our series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. Proceeds from this financing transaction were used to cover the net cash used in operating and investing activities in 2000.

On June 14, 2001, we refinanced all but 650 shares of our series A redeemable convertible preferred stock by redeeming or exchanging the remaining 11,850 shares of our series A redeemable convertible preferred stock for $12.5 million in cash, 556,847 shares of class A common stock, and series B, series C, series D, and series E redeemable convertible preferred stock having an aggregate stated value of $83.6 million.

In September 2001, we paid $6.8 million in cash to redeem all outstanding shares of the series E preferred stock. This cash redemption payment was substantially equivalent to the carrying value of the series E preferred stock on the date of redemption. In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, we issued 35,000 shares of class A common stock.

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

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares, with a fixed conversion price of $15.00 per share.

The fair value of the promissory notes issued in connection with the refinancing transaction was estimated on the date of issuance based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on the promissory notes which will be amortized to interest expense over the term of the promissory notes.

Dividends that would have otherwise accrued at a rate of 12.5% per annum on the series B preferred stock and the series C preferred stock were eliminated as a result of the conversions and the redemption and exchange transaction. As a result, we expect to save $7.6 million in dividends per year that would have otherwise been paid in cash or in shares of class A common stock.

During 2002, holders of the series F preferred stock converted all of the approximately 2,096 outstanding shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, we issued 1,397,174 shares of class A common stock. The difference between the carrying value of the approximately 2,096 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

As part of the class action litigation settlement agreement, we issued 1% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $550,000, to the class members on June 24, 2002. The remaining 99% of the $80.3 million aggregate principal amount of the promissory notes, with a carrying value of $54.5 million, was issued on July 2, 2002. We repurchased $17.0 million of such promissory notes during 2002 that had an aggregate book value of $11.9 million at the time of repurchase. The aggregate carrying value of these promissory notes is included in long-term notes payable in the accompanying consolidated balance sheet. Interest on the notes began accruing on the settlement hearing date of April 2, 2001 at the rate of 7.5% per annum and is payable semi-annually. The first interest payment was paid on December 24, 2002 in the amount of $8.3 million. We expect to pay interest of approximately $4.7 million per year for 2003 and future periods, under the terms of these promissory notes, based on the current outstanding principal amount of the notes of $63.3 million.

In November 1999, we signed a three-year master lease agreement to lease up to $40.0 million of computer equipment, of which we leased approximately $17.8 million. Amounts outstanding under the lease schedules underlying the master lease bear interest at a rate equal to interest on three-year U.S. treasury notes plus 1.5% to 2.0%. As a result of the expiration of certain lease schedules during 2002, we have $267,000 of aggregate lease payments remaining under the master lease agreement. The remaining payments will be paid prior to or upon the expiration of the master lease agreement in the first quarter of 2003.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, we have taken various actions to strengthen our capital structure, including refinancing our preferred stock and repurchasing certain of our 7 ½% series A unsecured notes.We continue to explore additional financing arrangements,which may include credit facilities, the sale of equityin MicroStrategy orother financing sources. Any additional debt orequityfinancing may not be available on acceptable terms. If financing isnot available on acceptable termsand/or we do not achieverevenues and generate cash flow at anticipated levels, we will need to take further actionstoreduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet our working capitalrequirements and anticipated capital expenditures through the end of 2003. As discussed above, on July 29, 2002, we terminated our existing credit facility and posted $5.6 million in cash to secure outstanding letters of credit (Note 8). We are also currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against the new criteria and have not resulted in any intangibles being reclassified to goodwill, nor alternatively, have any amounts initially recorded as goodwill been separately identified or recognized apart from goodwill. The adoption of this statement as of January 1, 2002 did not have a material impact on our consolidated financials statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on our amortization expense of goodwill and intangible assets during 2002. During 2001 and 2000, our amortization of goodwill was not material.

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

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the year ended December 31, 2002, we classified $1.1 million of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the year ended December 31, 2001 and 2000 have been reclassified to include $1.7 million and $3.1 million, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase to cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on our net income (loss) for the periods presented.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We elected early adoption of the provisions of this statement. The adoption of this standard during 2002 had no impact on our net income (loss) for the periods presented.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and have adopted the amendments to the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of SFAS No. 5, “Accounting for Contingencies.” The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and for accounting for guarantees for periods beginning after December 15, 2002. The adoption of the disclosure requirements of this standard as of December 31, 2002 had no impact on our financial position or results of operations. We are currently assessing the impact that the adoption of the recognition and measurement provisions of this standard will have on our financial statements in future periods but do not expect that the adoption of these provisions will have a material effect on our financial position and results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the year ended December 31, 2002; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. For the years ended December 31, 2001 and 2000, we incurred net losses of $80.9 million and $261.3 million, respectively. As of December 31, 2002, our accumulated deficit was $342.0 million. If operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. If we are unable to raise capital needed to fund our operations and repay our outstanding indebtedness as it becomes due, our business, operating results and financial condition may be materially and adversely affected.

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

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office and equipment leases and personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $25.3 million as of December 31, 2002. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

The issuance of class A common stock upon a conversion of our 7 ½% series A unsecured notes could result in a substantial number of additional shares of class A common stock being issued

We have outstanding $63.3 million principal amount of our 7 ½% series A unsecured notes as part of a class action litigation settlement. We have the option at any time prior to the June 24, 2007 maturity date of the notes, subject to certain limitations, to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar-volume weighted average trading price of the class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar-volume weighted average trading price of the class A common stock during the 10 trading days ending March 1, 2003, we would be obligated to issue 3,798,812 shares of class A common stock if we elected to convert the remaining notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock upon future conversions of the notes may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 103,000 square feet that are unoccupied. We have established a restructuring reserve of $8.6 million related to the costs of disposition of this space as of December 31, 2002. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $7.8 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

The markets for business intelligence software, analytical applications and narrowcast messaging technologies are intensely competitive and subject to rapidly changing technology.  In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy’s most direct competitors include providers of:

•	business intelligence software;

•	OLAP tools;

•	query and reporting tools;

•	web-based static reporting tools; and

•	report delivery and proactive alerting.

Each of these markets is discussed more fully below.

Business Intelligence Software.   Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development.  Companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS provide business intelligence software.

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

Query and Reporting Tools.   Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis.  Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person.  Some limited drilling is also provided.  Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Crystal Decisions, Information Builders and Brio Software.

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

Report Delivery and Proactive Alerting.   Companies that focus on the proactive delivery of information, via e-mail, website, or other medium can compete with MicroStrategy’s offerings.  Typically, these tools serve to push out compiled reports on a scheduled basis to sets of users based on job type.  MicroStrategy software has integrated this technology into the MicroStrategy 7i platform.  Vendors of such technology include Actuate and Business Objects.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do.  In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry.  As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can.  Increased competition may lead to price cuts, reduced gross margins and loss of market share.  We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others.  By doing so, they may increase their ability to meet the needs of our potential customers.  Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors.  These relationships may limit our ability to sell our products through specific distribution channels.  Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share.  These developments could limit our ability to obtain revenues from new customers and to maintain maintenance revenues from our installed customer base.

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

Business intelligence applications are inherently complex, and it can take a long time to develop and test major new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance.

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix, Linux and Windows, certain of our application server components run only on the Windows NT and Windows 2000 operating systems. Therefore, our ability to increase sales currently depends in part on the continued acceptance of the Windows NT and Windows 2000 operating systems.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition would be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and recent European Union restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 1, 2003, holders of our class B common stock owned or controlled 4,619,252 shares of class B common stock, or 83.4% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 44,142 shares of class A common stock and 3,709,022 shares of class B common stock, or 67.1% of the total voting power, as of March 1, 2003. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners, such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the years ended December 31, 2002, 2001 and 2000, channel partners accounted for, directly or indirectly, approximately 27.3%, 35.4% and 45.0% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. We have filed an answer denying the allegations in the Complaint and have filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against us. A trial date has not yet been set in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  Our claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial, which is scheduled to commence on May 20, 2003.  We are seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted 36.0%, 33.8% and 25.6% of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Our international operations require significant management attention and financial resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2002, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2002, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 25.6% in 2000 to 33.8% in 2001, and increased to 36.0% in 2002. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. In the latter part of 2001 and throughout 2002, there has been extensive economic turmoil in Argentina, which has resulted in a significant devaluation of the Argentine peso. Revenues from our operations in Argentina accounted for 2.2% of total revenues in 2001 and 0.6% of total revenues in 2002. Management believes that our economic exposure in the region is not significant.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent accountants, are set forth on the pages indicated in Item 15.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their ages and positions as of March 1, 2003 are as follows:

Name	Age	Title

Michael J. Saylor	38	Chairman and Chief Executive Officer
Sanju K. Bansal	37	Vice Chairman, Executive Vice President and Chief Operating Officer
Eric F. Brown	37	President and Chief Financial Officer
Jonathan F. Klein	36	Vice President, Law and General Counsel
Jeffrey A. Bedell	34	Vice President, Technology and Chief Technology Officer
Eduardo S. Sanchez	46	Vice President, Worldwide Sales and Services
David B. Blundin	36	Director
F. David Fowler (1)	69	Director
Jonathan J. Ledecky	45	Director
Carl J. Rickertsen(2)	42	Director
Stuart B. Ross (1)(2)	65	Director
Ralph S. Terkowitz (1)(2)	52	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

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

Eric F. Brown has served as president and chief financial officer since November 2000 and August 2000, respectively. Mr. Brown originally joined the Company as chief financial officer of the Strategy.com subsidiary in February 2000. Prior to that, Mr. Brown served as division chief financial officer and then division chief operating officer of Electronic Arts from October 1998 until February 2000. Prior to that, Mr. Brown was co-founder and chief financial officer of DataSage, Inc. from 1995 until October 1998. Mr. Brown also held several senior financial positions with Grand Metropolitan from 1990 until 1995. Mr. Brown received an M.B.A. from the Sloan School of Management of Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

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

Eduardo S. Sanchez has served as vice president, worldwide sales and services since April 2001, as vice president, worldwide sales from 2000 to 2001, as vice president, international operations from 1998 to 2000, as vice president, European operations from 1996 to 1998, as managing director, European operations from 1994 to 1996, and as consulting manager, US operations from 1992 to 1994. Mr. Sanchez received a bachelor’s degree in Electrical Engineering from the University of LaPlata in Argentina and a master’s degree in Systems Engineering from George Mason University.  Prior to joining MicroStrategy, Mr. Sanchez worked as a consultant in Europe, the United States, South America and Japan, developing and deploying large-scale optimization systems for the manufacturing and power utility sector.  In this capacity, he was engaged in significant projects with companies such as Mitsubishi, Groupe Saint Gobain, ABB, Siemens and Xerox.

David B. Blundin has been a member of the board of directors of MicroStrategy since September 2002.  Mr. Blundin is currently chief executive officer of ViviPort, Inc., a privately-held enterprise software company focused on the real-time integration infrastructure market, a position he has held since October 2001.  From January 2000 until October 2001, Mr. Blundin served as chief technologist at Vignette Corporation, a publicly-traded provider of e-business software applications.  Mr. Blundin was the chief executive officer of DataSage, Inc., a leading vendor of e-business personalization software, from June 1997 until its acquisition by Vignette in January 2000.  Mr. Blundin received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1988.

F. David Fowler has been a member of the board of directors of MicroStrategy since June 2001.  Mr. Fowler was the dean of the School of Business and Public Management at The George Washington University from July 1992 until his retirement in June 1997 and a member of KPMG LLP from 1963 until his retirement in June 1992.  As a member of KPMG, Mr. Fowler served as managing partner of the Washington, DC office from 1987 until 1992, as partner in charge of human resources for the firm in New York City, as a member of the firm’s board of directors, operating committee and strategic planning committee and as chairman of the KPMG Foundation and the KPMG personnel committee.  Mr. Fowler is also as a member of the board of directors of FBR Funds located in Bethesda, Maryland.  Mr. Fowler received a B.A./B.S. in Business from the University of Missouri at Columbia in 1955.

Jonathan J. Ledecky has been a member of the board of directors of MicroStrategy since June 1998.  Mr. Ledecky is currently chairman of The Ledecky Foundation, a non-profit philanthropic organization implementing educational programs for inner-city youth, a position he has held since January 1999.  From July 1999 until June 2001, Mr. Ledecky served as vice chairman of Lincoln Holdings LLC, which owns the Washington Capitals, the Washington Wizards and the Washington Mystics sports teams.  Mr. Ledecky founded U.S. Office Products Company in October 1994 and served as its chairman of the board and chief executive officer from inception through November 1997 and thereafter as a director until May 1998.  In February 1997, Mr. Ledecky founded Building One Services Corp. and served as its chairman until February 2000 and chief executive officer until June 1999.  Mr. Ledecky is also a member of the board of directors of publicly traded School Specialty, Inc. and a Commissioner of the National Commission on Entrepreneurship.

Carl J. Rickertsen has been a member of the board of directors of MicroStrategy since October 2002.  Mr. Rickertsen is currently chief operating officer of Thayer Capital Partners, a position he has held since January 1998.  From September 1994 to January 1998, Mr. Rickertsen was a managing partner at Thayer.  Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author.  Mr. Rickertsen is also a member of the board of directors of Iconixx Corporation, a privately-held provider of consulting and technology solutions, and Educational Resources, Inc., a privately-held provider of innovative software, instructional materials and services to the education market.  Mr. Rickertsen received a B.S. from Stanford University and an M.B.A. from Harvard Business School.

Stuart B. Ross has been a member of the board of directors of MicroStrategy since June 2001.  Mr. Ross held various positions with the Xerox Corporation from 1966 until December 1999, including corporate executive vice president, senior vice president of finance and chief financial officer, vice president/corporate controller and chairman and chief executive officer of Xerox Financial Services.  Mr. Ross is also a trustee of the Hansberger Institutional Series, a mutual fund, a member of the board of directors of The World Affairs Forum and a member of the International Executive Service Corporation Advisory Council.  Mr. Ross received a B.S. in Accounting from New York University in 1958 and an M.B.A. from Bernard Baruch College of the City College of New York in 1966.  Mr. Ross has been a C.P.A. in the State of New York since 1963.

Ralph S. Terkowitz has been a member of the board of directors of MicroStrategy since September 1997.  Mr. Terkowitz is currently chief technology officer for The Washington Post Company, a position he has held since April 2001.  From 1992 until April 2001, Mr. Terkowitz was vice president, technology for The Washington Post Company.  From February 1995 until February 1996, Mr. Terkowitz was chief executive officer, president and publisher of Digital Ink, an Internet publishing venture that launched, among other ventures, WashingtonPost.com and PoliticsNow.  In 1998, he was co-chief executive officer of HireSystems and instrumental in the formation of BrassRing.com.  Mr. Terkowitz is also a member of the board of directors of Truste and OutTask.  Mr. Terkowitz received an A.B. in Chemistry from Cornell University and an M.S. in Chemical Physics from the University of California, Berkeley.

Involvement in Certain Legal Proceedings

On December 14, 2000, Mr. Saylor and Mr. Bansal each entered into a settlement with the SEC in connection with the restatement of our financial results for 1999, 1998 and 1997. In the settlement, each of Mr. Saylor and Mr. Bansal consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment enjoining him from violating the antifraud and recordkeeping provisions of the federal securities laws and ordering him to pay disgorgement and a civil penalty.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and holders of 10% of our class A common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by of our officers and directors regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2002 (“Fiscal Year 2002”).

ITEM 11.     EXECUTIVE COMPENSATION

The compensation information set forth in this Item 11 relates to compensation paid by MicroStrategy to its chief executive officer and our five other most highly compensated executive officers who were serving as our executive officers during Fiscal Year 2002 (collectively, the “Named Executive Officers”).

Option awards relating to the class A common stock of Strategy.com Incorporated, our majority-owned subsidiary that ceased its operations in December 2001, are designated in the tables set forth below in this Item 11 by the term “SDC.” Unless so designated, all option information set forth in this Item 11 refers to option awards relating to the class A common stock of MicroStrategy.

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Number of Shares Underlying Options

Michael J. Saylor	2002	$150,000	—	—		—
Chairman of the Board and Chief Executive	2001	150,000	—	—		—
Officer	2000	150,000	—	—		—
Sanju K. Bansal	2002	115,000	—	—		—
Vice Chairman of the Board, Executive Vice	2001	115,000	—	—		—
President, and Chief Operating Officer	2000	115,000	—	—		—
Eric F. Brown (1)	2002	225,000	$100,000	—		75,000
President and Chief Financial Officer	2001	200,000	125,000	—		25,000
	2000	131,250	10,000	$96,962	(2)	50,000
						100,000	(SDC)
Jonathan F. Klein	2002	175,000	60,000	—		70,000
Vice President, Law and General Counsel	2001	159,000	50,000	—		13,500
	2000	135,417	75,000	—		7,500
						75,000	(SDC)
Jeffrey A. Bedell (3)	2002	161,875	56,103	—		51,610
Vice President, Technology and Chief Technology Officer	2001	128,333	52,595	—		25,000
Eduardo S. Sanchez (4)	2002	250,000	116,301	—		35,000
Vice President, Worldwide Sales and Services	2001	250,000	77,983	—		25,000

(1)

Mr. Brown joined MicroStrategy in February 2000 as chief financial officer of Strategy.com, a business unit of MicroStrategy at the time, and became our chief financial officer and president in August 2000 and November 2000, respectively. Accordingly, the 2000 information for Mr. Brown is for the period from February 2000 to December 31, 2000.

(2)	This amount represents relocation expenses paid by MicroStrategy.
(3)	Mr. Bedell joined MicroStrategy in December 1992 and became vice president, technology and chief technology officer in April 2001.
(4)	Mr. Sanchez joined MicroStrategy in November 1992 and became vice president, worldwide sales and services in April 2001.

Option Grants Table

The following table contains information concerning grants of stock options made to each of the Named Executive Officers during Fiscal Year 2002:

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

Name	Number of Shares of Class A Common Stock Underlying Options Granted(1)	% of Total Options Granted to Employees in 2002	Exercise Price Per Share(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)

					5%	10%

Michael J. Saylor	—	—%	$—	—	$—	$—
Sanju K. Bansal	—	—	—	—	—	—
Eric F. Brown	75,000	22.2	4.70	7/26/12	221,685	561,794
Jonathan F. Klein	70,000	20.7	4.70	7/26/12	206,906	524,341
Jeffrey A. Bedell	1,610	0.5	23.00	4/25/12	23,288	59,016
	50,000	14.8	4.70	7/26/12	147,790	374,529
Eduardo S. Sanchez	35,000	10.4	4.70	7/26/12	103,453	262,171

(1)	These options vest over a four or five year period and expire on the tenth anniversary of the date of grant.
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

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2002 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares of Class A Common Stock Acquired on Exercise	Value Realized(1)	Number of Shares of Class A Common Stock Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year-End(2) Exercisable/Unexercisable

Michael J. Saylor	—	$—	— / —	$	— / $ —
Sanju K. Bansal	—	—	— / —		— / —
Eric F. Brown	—	—	26,250 / 123,751		— / 780,000
			40,000(SDC) / 60,000(SDC)		— / —
Jonathan F. Klein	—	—	13,113 / 86,936		6,120 / 728,000
			30,000(SDC) / 45,000(SDC)		— / —
Jeffrey A. Bedell	—	—	20,585 / 78,736		17,680 / 520,000
			15,000(SDC) / 22,500(SDC)		— / —
Eduardo S. Sanchez	—	—	35,250 / 60,750		93,600 / 364,000
			20,000(SDC) / 30,000(SDC)		— / —

(1)	Represents the difference between the exercise price and the fair market value of our class A common stock on the date of exercise.
(2)

Value of an unexercised in-the-money option is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2002, multiplied by the number of such underlying shares.  The fair market value of our class A common stock is based upon the last reported sale price as reported on the Nasdaq National Market on December 31, 2002 ($15.10 per share).  No public market for the shares underlying the SDC options existed as of December 31, 2002, and accordingly no value in excess of the exercise price has been attributed to these options.

Directors’ Compensation

Equity Compensation

In 2002, options for an aggregate of 48,000 shares of class A common stock were granted to directors who were not employees of MicroStrategy or any subsidiary (an “Outside Director”) under our Amended and Restated 1999 Stock Option Plan (“1999 Stock Option Plan”) pursuant to the following standard arrangement: (1) each Outside Director was granted an option to purchase 10,000 shares of class A common stock upon his initial election or appointment to the board of directors (“Initial Options”) and (2) each Outside Director was granted an option to purchase 3,000 shares of class A common stock on the day immediately following each annual meeting of stockholders (“Subsequent Options”).  Initial Options granted under the 1999 Stock Option Plan become exercisable in equal annual installments over a five-year period and Subsequent Options were exercisable in full at the time of grant.

On January 23, 2003, the board of directors amended and restated the 1999 Stock Option Plan, subject to stockholder approval, to increase the number of shares of class A common stock available under the plan to 3,850,000 shares and to increase the per participant limit per year to 1,000,000 shares (as amended and restated, the “Amended 1999 Stock Option Plan”).  Subject to stockholder approval of the Amended 1999 Stock Option Plan, the Compensation Committee of the board of directors ceased future grants of Initial Options and Subsequent Options under the existing standard arrangement and determined that, beginning January 2003, Outside Directors will instead receive stock options pursuant to revised standard arrangements as follows: (1) an option to purchase 17,000 shares of class A common stock upon an Outside Director’s initial election or appointment to the board of directors (“First Option”), and (2) an option to purchase an additional 8,000 shares of class A common stock upon the initial election or appointment of an Outside Director as the chairperson of the Compensation Committee or Audit Committee of the board of directors (the “Chairperson Option”), provided that the aggregate number of shares of class A common stock subject to the First Option and any Chairperson Option granted to any individual Outside Director may not exceed 25,000 shares.  First Options and Chairperson Options become exercisable in equal annual installments over a five-year period.

Each option granted to an Outside Director under the 1999 Stock Option Plan or the Amended 1999 Stock Option Plan has an exercise price equal to the last reported sale price of the class A common stock as reported on the Nasdaq National Market for the most recent trading day prior to the date of grant.  In the event of a merger of MicroStrategy with or into another corporation or another qualifying acquisition event, each option will be assumed or an equivalent option will be substituted by the successor corporation.  If the successor corporation does not assume outstanding options or such options are not otherwise exchanged, all outstanding options automatically will become immediately exercisable.

Fees

In 2002, directors did not receive any fees or other cash compensation for serving on our board of directors or any committee thereof.

Beginning in 2003, each Outside Director also receives an annual retainer of $15,000 for serving on our board of directors (payable in four equal quarterly installments payable on the first day of each calendar quarter in arrears), and a fee of $3,750 for each quarterly meeting of the board of directors that such Outside Director attends in person.  Each Outside Director member (except the chairperson) of the Audit Committee also receives $1,000 for each meeting of the Audit Committee that such member attends in person.  The chairperson of each of the Audit Committee and the Compensation Committee also receives an annual retainer of $7,500 (payable in four equal quarterly installments payable on the first day of each calendar quarter in arrears), and a fee of $1,875 for each meeting of their respective committees that such chairperson attends in person.  The annual retainer fees described above are prorated for the number of days that the individual served as an Outside Director or as a committee chairperson, as the case may be, during the immediately preceding calendar quarter.  Each Outside Director is reimbursed for all reasonable out-of-pocket expenses incurred by him or her in attending meetings of the board of directors and any committee thereof and otherwise in performing his or her duties as an Outside Director, subject to compliance with our standard documentation policies regarding business expenses.

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

In July 2002, each of Messrs. Bedell, Brown, Klein and Sanchez were granted options to purchase 50,000, 75,000, 70,000 and 35,000 shares of class A common stock, respectively, under our Amended and Restated 1999 Stock Option Plan.  The option agreements for each of these grants provide for the acceleration of vesting in the event of a change in control of the Company such that, as of the effective date of the change in control, at least fifty percent of the original grant is fully vested and the remaining unvested portion will vest as to fifty percent of the remaining unvested shares on the last day of the third month after the effective date of the change in control and the remaining unvested shares will vest on the last day of the sixth month after the effective date of the change in control.  In addition, these options agreements provide that if, following the change in control, such officer’s employment is terminated by MicroStrategy other than for cause or by such officer for good reason, the option will vest in full on the effective date of such termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of January 31, 2003 unless otherwise indicated, by (i) each person who is known by us to beneficially own more than 5% of any class of our common stock, (ii) each director or nominee for director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Shares of Class A Common Stock Outstanding(3)(4)

Michael J. Saylor (5)	3,753,164	29.2%
Sanju K. Bansal (6)	837,449	8.5
Eric F. Brown (7)	36,250		*
Jonathan F. Klein (8)	18,987		*
Jeffrey A. Bedell (9)	29,069		*
Eduardo S. Sanchez (10)	110,373	1.2
David B. Blundin (11)	77,094		*
F. David Fowler (12)	8,000		*
Jonathan J. Ledecky (13)	15,400		*
Carl J. Rickertsen (14)	0		*
Stuart B. Ross (15)	8,000		*
Ralph S. Terkowitz (16)	15,400		*
All directors and executive officers as a group (12 persons) (17)	4,909,186	35.6

*	Less than 1%
(1)	Each person named in the table above has an address in care of MicroStrategy Incorporated, 1861 International Drive, McLean, Virginia 22102.
(2)	The shares of the Company listed in this table include shares of class A common stock and class B common stock, as set forth in the footnotes to this table.
(3)

The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after January 31, 2003.  Any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.

(4)

Percentages in the table have been calculated based on 9,157,013 shares of class A common stock outstanding as of January 31, 2003. In addition, for the purpose of calculating each person’s percentage of shares outstanding, any shares of class A common stock subject to outstanding stock options held by such person exercisable within 60 days after January 31, 2003 and any shares of class B common stock held by such person (which shares are convertible into the same number of class A common stock at any time at the option of the holder), are deemed to be outstanding shares of class A common stock.

(5)

Mr. Saylor’s holdings of common stock consist of 3,709,022 shares of class B common stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC (approximately 80.3% of the class B common stock outstanding), 12,882 shares of class A common stock held beneficially by Mr. Saylor as a result of his beneficial ownership in Alcantara LLC and 31,260 shares of class A common stock held beneficially by Mr. Saylor in a foundation.
(6)

Mr. Bansal’s holdings of common stock consist of 669,087 shares of class B common stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 38,305 shares of class B common stock held in trust, 2,357 shares of class B common stock held in his own name (an aggregate of approximately 15.4% of the class B common stock outstanding), 71,900 shares of class A common stock held beneficially by Mr. Bansal as a result of his beneficial ownership in Shangri-La LLC, 50,000 shares of class A common stock held in trust and 5,800 shares of class A common stock held beneficially by Mr. Bansal in a foundation (an aggregate of approximately 1.4% of the class A common stock outstanding).

(7)	Mr. Brown’s holdings of common stock consist of options exercisable within 60 days after January 31, 2003 for 36,250 shares of class A common stock.
(8)	Mr. Klein’s holdings of common stock consist of 4,264 shares of class A common stock and options exercisable within 60 days after January 31, 2003 for 14,723 shares of class A common stock.
(9)	Mr. Bedell’s holdings of common stock consist of 8,196 shares of class A common stock and options exercisable within 60 days after January 31, 2003 for 20,873 shares of class A common stock.
(10)

Mr. Sanchez’s holdings of common stock consist of 72,481 shares of class B common stock (approximately 1.6% of the class B common stock outstanding), 2,642 shares of class A common stock and options exercisable within 60 days after January 31, 2003 for 35,250 shares of class A common stock.

(11)	Mr. Blundin’s holdings of common stock consist of 77,094 shares of class A common stock. Mr. Blundin was elected as a director on September 9, 2002.
(12)	Mr. Fowler’s holdings of common stock consist of options exercisable within 60 days after January 31, 2003 for 8,000 shares of class A common stock.
(13)	Mr. Ledecky’s holdings of common stock consist of 200 shares of class A common stock and options exercisable within 60 days after January 31, 2003 for 15,200 shares of class A common stock.
(14)	Mr. Rickertsen was elected as a director on October 7, 2002.
(15)	Mr. Ross’s holdings of common stock consist of options exercisable within 60 days after January 31, 2003 for 8,000 shares of class A common stock.
(16)

Mr. Terkowitz’s holdings of common stock consist of 200 shares of class A common stock held beneficially by Mr. Terkowitz in fiduciary capacity and options held beneficially by Mr. Terkowitz, as a result of his beneficial ownership in Ciabatta LLC, exercisable within 60 days after January 31, 2003 for 15,200 shares of class A common stock. Mr. Terkowitz shares both voting power and investment power over shares held by Ciabatta LLC with his wife.

(17)

Shares held by the directors and executive officers as a group include options to purchase 153,496 shares of class A common stock (approximately 2.9% of the class A common stock outstanding) that are exercisable within 60 days after January 31, 2003 and 4,491,252 shares of class B common stock (approximately 97.2% of the class B common stock outstanding), which shares are convertible into the same number of shares of class A common stock at any time at the option of the holder.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders (1)	1,684,113(2)	$116.11	1,324,165(3)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,684,113(2)	$116.11	1,324,165(3)

(1)

Includes our 1996 Stock Plan (“1996 Plan”), 1997 Stock Option Plan for French Employees (“French Plan”), 1997 Director Option Plan (“1997 Director Plan”), 1998 Employee Stock Purchase Plan (“ESPP”) and Amended and Restated 1999 Stock Option Plan (“1999 Plan”).  We are no longer issuing options under our 1996 Plan, 1997 Plan and French Plan.

(2)	Does not include options issued under the ESPP for the offering period beginning August 1, 2002 and ending on January 31, 2003.
(3)

Includes 1,285,224 shares of class A common stock issuable under our 1996 Plan, French Plan, 1997 Director Plan and 1999 Plan, as of December 31, 2002. Although there are 405,953 shares available for future issuance under the 1996 Plan, the Company does not anticipate making any future stock option grants under this plan. The ESPP provides for an increase in the number of shares of our class A common stock available for issuance under the plan on June 4 of each year by 20,000 shares, or a lesser amount as determined by our board of directors.
As of December 31, 2002, 38,941 shares of class A common stock were available for issuance under the ESPP, excluding any options granted for the offering period beginning on August 1, 2002 and ending on January 31, 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2000, we entered into a series of agreements with CVent, Inc., a company in which Sanju K. Bansal, our vice chairman, executive vice president and chief operating officer, holds an equity interest of approximately 10%as of March 1, 2003 and is a member of the board of directors. Under these agreements, we provide software licenses, consulting services and maintenance services to CVent. In exchange, we received (i) a 3% equity interest in CVent on the date of the agreement and an additional 2% equity interest as of the first anniversary of the agreement and (ii) the right to receive payments for services provided by us under the agreements. From January 1, 2002 through March 1, 2003, we recognized $96,000 of deferred product support and other services revenues for services provided by us under the agreements during 2001.  All amounts related to these services were billed and collected during 2001 and no payments or deferred revenue remain outstanding under these agreements as of March 1, 2003.  Also under these agreements, CVent provided licenses to us, for which we paid CVent entirely in 2001 and recognized expenses of $19,000 from January 1, 2002 to March 1, 2003.  Additionally, from January 1, 2002 to March 1, 2003, we paid CVent $6,000 for services rendered that were unrelated to the agreements.

ITEM 14.     CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)

Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K

On October 25, 2002, the Company filed a Current Report on Form 8-K dated October 24, 2002 to report that it had issued a press release announcing its financial results for the quarter ended September 30, 2002 and providing additional outlook and financial guidance information.

On December 11, 2002, the Company filed a Current Report on Form 8-K dated December 10, 2002 to report that on December 10, 2002, in response to an investor inquiry, the Company said that it was comfortable with the fourth quarter financial guidance provided in the press release that had been previously issued by the Company on October 24, 2002.

(c)	Exhibits

We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

(d)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Account

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
MicroStrategy Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and Item 15(a)(2) on page 57 present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
January 28, 2003, except as to Note 20 which is as of March 12, 2003

MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$15,036	$38,409
Restricted cash	6,173	439
Short-term investments	44	904
Accounts receivable, net	28,195	22,281
Prepaid expenses and other current assets	5,032	5,902
Deferred tax assets, net	495	—

Total current assets	54,975	67,935

Property and equipment, net	18,471	26,506
Goodwill and intangible assets, net	789	5,402
Capitalized software development costs, net	4,414	2,299
Deposits and other assets	1,224	1,490

Total assets	$79,873	$103,632

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,267	$18,935
Accrued compensation and employee benefits	11,352	13,654
Accrued interest and preferred dividends	244	7,351
Accrued restructuring costs	5,222	7,422
Deferred revenue and advance payments	23,961	20,987
Contingency from terminated contract	—	17,074
Working capital line of credit	—	1,212
Notes payable	4,698	—
Net liabilities of discontinued operations	1,151	4,479

Total current liabilities	61,895	91,114

Deferred revenue and advance payments	1,381	5,431
Accrued litigation settlement	—	68,637
Other long-term liabilities	2,402	3,536
Accrued restructuring costs	3,663	4,271
Notes payable	45,041	—

Total liabilities	114,382	172,989

Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001 per share, 18 shares authorized, 0 and 1 shares issued and outstanding, respectively	—	6,385
Series B redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 0 and 3 shares issued and outstanding, respectively	—	32,343
Series C redeemable convertible preferred stock, par value $0.001 per share, 3 shares authorized, 0 and 3 shares issued and outstanding, respectively	—	25,937

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Continued)

	December 31, 2002	December 31, 2001

Series D convertible preferred stock, par value $0.001 per share, 2 shares authorized, 0 and 1 shares issued and outstanding,respectively	—	3,985
Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Series F convertible preferred stock, $0.001 par value, 2 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 9,157 and 4,369 shares issued and outstanding,respectively	9	4
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 4,619 and 4,823 shares issued and outstanding,respectively	5	5
Additional paid-in capital	305,334	239,663
Deferred compensation	(17)	(99)
Accumulated other comprehensive income	2,170	2,547
Accumulated deficit	(342,010)	(380,127)

Total stockholders’ equity (deficit)	(34,509)	(138,007)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$79,873	$103,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31,

	2002	2001	2000

Revenues:
Product licenses	$62,865	$72,781	$100,582
Product support and other services	84,962	109,300	117,737

Total revenues	147,827	182,081	218,319

Cost of revenues:
Product licenses	2,925	4,170	2,600
Product support and other services	24,975	43,692	78,019

Total cost of revenues	27,900	47,862	80,619

Gross profit	119,927	134,219	137,700

Operating expenses:
Sales and marketing	48,179	77,253	137,534
Research and development	26,297	32,819	43,890
General and administrative	27,635	34,153	47,082
Restructuring and impairment charges	4,198	39,463	9,367
Amortization of goodwill and intangible assets	3,195	17,251	17,667

Total operating expenses	109,504	200,939	255,540

Income (loss) from operations	10,423	(66,720)	(117,840)
Financing and other income (expense):
Interest income	728	2,171	3,158
Interest expense, including discount amortization expense of $2,098, $0, and $0, respectively	(8,413)	(5,401)	(37)
Loss on investments	(523)	(3,603)	(9,365)
Reduction in (provision for) estimated cost of litigation settlement	11,396	30,098	(89,729)
Gain on contract termination	16,837	—	—
Gain on early extinguishment of notes payable	6,750	—	—
Other income (expense), net	2,109	(2,139)	96

Total financing and other income (expense)	28,884	21,126	(95,877)

Income (loss) from continuing operations before income taxes	39,307	(45,594)	(213,717)
Provision for income taxes	1,190	2,460	1,400

Net income (loss) from continuing operations	38,117	(48,054)	(215,117)

Discontinued operations:
Loss from discontinued operations	—	(30,739)	(46,189)
Loss from abandonment	—	(2,075)	—

Loss from discontinued operations	—	(32,814)	(46,189)

Net income (loss)	38,117	(80,868)	(261,306)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	(6,874)	(10,353)	(4,687)
Net gain on refinancing of series A redeemable convertible preferred stock	—	29,370	—
Net gain on refinancing of series B, C and D convertible preferred stock	36,135	—	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	44,923	—
Series A preferred stock beneficial conversion feature	—	—	(19,375)

Net income (loss) attributable to common stockholders	$67,378	$(16,928)	$(285,368)

Basic earnings (loss) per share:
Continuing operations	$3.20	$(3.35)	$(29.98)
Discontinued operations	$—	$1.40	$(5.79)

Net income (loss) attributable to common stockholders	$3.20	$(1.95)	$(35.77)

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,676	8,659	7,978

Diluted earnings (loss) per share:
Continuing operations	$3.12	$(3.35)	$(29.98)
Discontinued operations	$—	$1.40	$(5.79)

Net income (loss) attributable to common stockholders	$3.12	$(1.95)	$(35.77)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,986	8,659	7,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	2,238	$2	5,586	$6	—	$—	$139,013

Net loss	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Conversion of class B to class A common stock	383	1	(383)	(1)	—	—	—
Issuance of class A common stock under stock option and purchase plans	210	—	—	—	—	—	8,394
Issuance of class A common stock in connection with agreement with software integrator	6	—	—	—	—	—	1,600
Capital contribution related to stockholder stock grant	—	—	—	—	—	—	3,003
Acceleration of vesting provisions on stock options	—	—	—	—	—	—	1,483
Series A preferred stock beneficial conversion feature	—	—	—	—	—	—	19,375
Deemed dividend for series A preferred stock beneficial conversion feature	—	—	—	—	—	—	(19,375)
Preferred stock dividends	—	—	—	—	—	—	(4,687)
Payment of preferred stock dividends in shares of class A common stock	36	—	—	—	—	—	4,088
Amortization of deferred stock compensation	—	—	—	—	—	—	—

Balance at December 31, 2000	2,873	$3	5,203	$5	—	$—	$152,894

Net loss	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Conversion of class B to class A common stock	380	—	(380)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	144	—	—	—	—	—	4,224
Issuance of class A common stock in connection with agreement with software integrator	26	—	—	—	—	—	603
Preferred stock dividends	—	—	—	—	—	—	(8,581)
Payment of preferred stock dividends in shares of class A common stock	206	—	—	—	—	—	5,323
Issuance of class A common stock in exchange for redeemable convertible preferred stock of discontinued operations	350	—	—	—	—	—	8,715
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	—	—	—	—	44,923
Contribution of shares from officers	—	—	—	—	168	(4,377)	4,317
Cancellation of treasury stock	(168)	—	—	—	(168)	4,377	(4,377)
Issuance of class A common stock in connection with refinancing of series A preferred stock	523	1	—	—	—	—	18,656
Gain on refinancing of series A preferred stock	—	—	—	—	—	—	29,370
Redemption of pro-rata portion of series A preferred stock beneficial conversion feature	—	—	—	—	—	—	(18,375)
Series D preferred stock beneficial conversion feature	—	—	—	—	—	—	3,764
Conversion of series D preferred stock to class A common stock	35	—	—	—	—	—	478
Gain on series E preferred stock redemption	—	—	—	—	—	—	30
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	(1,802)
Deferred compensation adjustment for terminated employees	—	—	—	—	—	—	(499)
Amortization of deferred stock compensation	—	—	—	—	—	—	—

Balance at December 31, 2001	4,369	$4	4,823	$5	—	$—	$239,663

Net income	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	204	—	(204)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	67	—	—	—	—	—	995
Issuance of class A common stock in connection with agreement with software integrator	1	—	—	—	—	—	17
Issuance of class A common stock in connection with litigation settlement	297	—	—	—	—	—	1,784
Preferred stock dividends	—	—	—	—	—	—	(4,762)
Payment of preferred stock dividends in shares of class A common stock	492	1	—	—	—	—	6,799
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	1,393	1	—	—	—	—	7,661
Gain on refinancing of series B, C and D preferred stock	—	—	—	—	—	—	36,135
Series F preferred stock beneficial conversion feature	—	—	—	—	—	—	768
Amortization of benefical conversion feature on series F perferred stock	—	—	—	—	—	—	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	—	—	—	—	—	—	(1,084)
Conversion of series A preferred stock to class A common stock	487	1	—	—	—	—	6,499
Conversion of series F preferred stock to class A common stock	1,397	1	—	—	—	—	6,915
Issuance of class A common stock in connection with early extinguishment of notes payable	450	1	—	—	—	—	6,087
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	(1,344)
Deferred compensation adjustment for terminated employees	—	—	—	—	—	—	(31)
Amortization of deferred stock compensation	—	—	—	—	—	—	—

Balance at December 31, 2002	9,157	$9	4,619	$5	—	$—	$305,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Continued)

	Accumulated Other Comprehensive Income (Loss)

	Unrealized Gain (Loss) on Short-term Investments	Foreign Currency Translation Adjustment	Accumulated Deficit	Deferred Compensation	Total

Balance at December 31, 1999	$1,367	$276	$(37,953)	$(895)	$101,816

Net loss	—	—	(261,306)	—	(261,306)
Change in unrealized gain (loss) on investments, net of applicable taxes	(1,400)	—	—	—	(1,400)
Foreign currency translation adjustment	—	1,200	—	—	1,200

Comprehensive loss	—	—	—	—	(261,506)
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	8,394
Issuance of class A common stock in connection with agreement with software integrator	—	—	—	—	1,600
Capital contribution related to stockholder stock grant	—	—	—	—	3,003
Acceleration of vesting provisions on stock options	—	—	—	—	1,483
Series A preferred stock beneficial conversion feature	—	—	—	—	19,375
Deemed dividend for series A preferred stock beneficial conversion feature	—	—	—	—	(19,375)
Preferred stock dividends	—	—	—	—	(4,687)
Payment of preferred stock dividends in shares of class A common stock	—	—	—	—	4,088
Amortization of deferred stock compensation	—	—	—	271	271

Balance at December 31, 2000	$(33)	$1,476	$(299,259)	$(624)	$(145,538)

Net loss	—	—	(80,868)	—	(80,868)
Change in unrealized gain (loss) on investments, net of applicable taxes	111	—	—	—	111
Foreign currency translation adjustment	—	993	—	—	993

Comprehensive loss	—	—	—	—	(79,764)
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	4,224
Issuance of class A common stock in connection with agreement with software integrator	—	—	—	—	603
Preferred stock dividends	—	—	—	—	(8,581)
Payment of preferred stock dividends in shares of class A common stock	—	—	—	—	5,323
Issuance of class A common stock in exchange for redeemable convertible preferred stock of discontinued operations	—	—	—	—	8,715
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	—	—	44,923
Contribution of shares from officers	—	—	—	—	(60)
Cancellation of treasury stock	—	—	—	—	—
Issuance of class A common stock in connection with refinancing of series A preferred stock	—	—	—	—	18,657
Gain on refinancing of series A preferred stock	—	—	—	—	29,370
Redemption of pro-rata portion of series A preferred stock beneficial conversion feature	—	—	—	—	(18,375)
Series D preferred stock beneficial conversion feature	—	—	—	—	3,764
Conversion of series D preferred stock to class A common stock	—	—	—	—	478
Gain on series E preferred stock redemption	—	—	—	—	30
Accretion of redeemable convertible preferred stock	—	—	—	—	(1,802)
Deferred compensation adjustment for terminated employees	—	—	—	387	(112)
Amortization of deferred stock compensation	—	—	—	138	138

Balance at December 31, 2001	$78	$2,469	$(380,127)	$(99)	$(138,007)

Net income	—	—	38,117	—	38,117
Change in unrealized gain (loss) on investments, net of applicable taxes	(142)	—	—	—	(142)
Foreign currency translation adjustment	—	(235)	—	—	(235)

Comprehensive income	—	—	—	—	37,740
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	995
Issuance of class A common stock in connection with agreement with software integrator	—	—	—	—	17
Issuance of class A common stock in connection with litigation settlement	—	—	—	—	1,784
Preferred stock dividends	—	—	—	—	(4,762)
Payment of preferred stock dividends in shares of class A common stock	—	—	—	—	6,800
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	—	—	—	—	7,662
Gain on refinancing of series B, C and D preferred stock	—	—	—	—	36,135
Series F preferred stock beneficial conversion feature	—	—	—	—	768
Amortization of benefical conversion feature on series F perferred stock	—	—	—	—	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	—	—	—	—	(1,084)
Conversion of series A preferred stock to class A common stock	—	—	—	—	6,500
Conversion of series F preferred stock to class A common stock	—	—	—	—	6,916
Issuance of class A common stock in connection with early extinguishment of notes payable	—	—	—	—	6,088
Accretion of redeemable convertible preferred stock	—	—	—	—	(1,344)
Deferred compensation adjustment for terminated employees	—	—	—	19	(12)
Amortization of deferred stock compensation	—	—	—	63	63

Balance at December 31, 2002	$(64)	$2,234	$(342,010)	$(17)	$(34,509)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Operating activities:
Net income (loss) from continuing operations	$38,117	$(48,054)	$(215,117)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	13,111	29,560	29,622
Bad debt (recovery) provision	(216)	4,014	10,129
Net realized loss on sale and write-down of short-term investments	523	3,603	9,365
Non-cash portion of restructuring and impairment charges	1,388	18,581	4,815
(Decrease) increase in estimated cost of litigation settlement	(11,396)	(30,098)	99,484
Gain on contract termination	(16,837)	—	—
Gain on early extinguishment of notes payable	(6,750)	—	—
Non-cash charges and fees on credit facilities	646	760	—
Discount amortization expense on notes payable	2,098	—	—
Other, net	257	718	271
Changes in operating assets and liabilities:
Accounts receivable	(5,047)	21,654	(19,257)
Prepaid expenses and other current assets	506	4,074	6,436
Deposits and other assets	(517)	16	753
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	(9,527)	(18,180)	27,346
Accrued restructuring costs	(2,762)	11,693	—
Deferred revenue and advance payments, including reclass on contingency from terminated contract	(1,885)	(24,707)	(15,891)
Other long-term liabilities	(1,041)	509	2,904

Net cash provided by (used in) operating activities	668	(25,857)	(59,140)

Investing activities:
Purchases of property and equipment, net	(843)	(1,884)	(28,714)
Capitalized software development costs	(3,483)	(1,644)	(1,420)
Purchases of intangible assets	—	—	(3,168)
Purchases of short-term investments	—	(1,940)	(1,496)
Purchases of long-term investments	—	—	(5,021)
Maturities of short-term investments	—	1,935	5,500
Proceeds from sales of short-term investments	288	2,800	39,763
(Increase) decrease in restricted cash	(5,696)	25,445	(25,884)

Net cash (used in) provided by investing activities	(9,734)	24,712	(20,440)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	Years ended December 31,

	2002	2001	2000

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options, net of offering costs	995	4,224	8,394
Proceeds from issuance of series A redeemable convertible preferred stock, net of offering costs	—	—	119,585
Proceeds from term loan in connection with Credit Facility	—	10,000	—
Cash repayment of term loan	—	(10,000)	—
Net cash (payments) advances under Modified Credit Facility	(1,403)	866	—
Net cash payments for termination of Modified Credit Facility	(251)	—	—
Debt issuance costs	—	(765)	—
Net cash payments for early extinguishment of notes payable	(946)	—	—
Net cash payments for refinancing of series B, C and D convertible preferred stock	(10,000)	—	—
Redemption of series A redeemable convertible preferred stock, including offering costs of $513	—	(13,013)	—
Redemption of series E redeemable convertible preferred stock	—	(6,770)	—
Cash dividends for series E redeemable convertible preferred stockholders	—	(192)	—

Net cash (used in) provided by financing activities	(11,605)	(15,650)	127,979
Effect of foreign exchange rate changes on cash and cash equivalents	626	(634)	(520)

Net (decrease) increase in cash and cash equivalents from continuing operations	(20,045)	(17,429)	47,879
Net cash (advanced to) received from discontinued operations	(3,328)	22,635	(40,617)

Net (decrease) increase in cash and cash equivalents	(23,373)	5,206	7,262
Cash and cash equivalents, beginning of period	38,409	33,203	25,941

Cash and cash equivalents, end of period	$15,036	$38,409	$33,203

Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$93	$1,153	$13,058

Public stock received in exchange for stock in private company	$—	$2,017	$—

Issuance of class A common stock in connection with agreement with software integrator	$17	$603	$1,600

Issuance of class A common stock warrants	$400	$414	$—

Payment of redeemable convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$6,800	$6,176	$4,088

Issuance of class A common stock in connection with the conversion of series A preferred stock	$6,500	$—	$—

Issuance of class A common stock in connection with litigation settlement	$1,784	$—	$—

Issuance of promissory notes in connection with litigation settlement	$55,000	$—	$—

Early extinguishment of notes payable	$(11,858)	$—	$—

Issuance of class A common stock in connection with early extinguishment of notes payable	$6,088	$—	$—

Fair value of class A common stock, convertible preferred stock, and promissory notes issued in connection with refinancing transactions	$19,078	$90,385	$—

Carrying value of convertible preferred stock and accrued and unpaid dividends redeemed and exchanged in connection with refinancing transactions	$(64,265)	$(113,880)	$—

Conversion of series D convertible preferred stock through the issuance of class A common stock	$—	$478	$—

Early redemption of redeemable convertible preferred stock of discontinued operations	$—	$(53,638)	$—

Issuance of class A common stock exchanged for redeemable convertible preferred stock of discontinued operations	$—	$8,715	$—

Issuance of class A common stock in connection with the conversion of series F preferred stock	$6,916	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	Years ended December 31,

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,592	$631	$33

Cash paid during the year for income taxes	$1,684	$1,934	$515

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy Incorporated (the “Company” or “MicroStrategy”) is a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. MicroStrategy software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use the Company’s software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

The MicroStrategy software platform, MicroStrategy 7i, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. The web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, MicroStrategy’s products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. The Company also offers a comprehensive set of consulting, education, technical support and technical advisory services for its customers and partners.

The Company generated net income of $38.1 million for the year ended December 31, 2002. For each of the three years in the period ended December 31, 2001, the Company had incurred substantial losses. As of December 31, 2002, the Company had an accumulated deficit of $342.0 million and a working capital deficit of $6.9 million, including net liabilities of discontinued operations of $1.2 million. The Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of its subsidiary, Strategy.com. Additionally, the Company has taken various actions to strengthen its capital structure, including refinancing its preferred stock and repurchasing certain of its 7 ½% series A unsecured notes.The Company continues to explore additional financing arrangements, which may include credit facilities, the sale of equity in MicroStrategy or other alternative financing sources for the Company. Any additional debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or the Company does not achieve revenues and generate cash flow at anticipated levels, it will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet the Company’s working capital requirements and anticipated capital expenditures through the end of 2003. On July 29, 2002, the Company terminated its existing credit facility and posted $5.6 million in cash to secure outstanding letters of credit (Note 8). The Company is currently seeking to obtain a new credit facility and a new letter of credit arrangement that will not require cash collateralization for the outstanding letters of credit.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for doubtful accounts, investments, software development costs, intangible assets, income taxes, financing operations, restructuring and impairment charges, discontinued operations, and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

(c) Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(d) Discontinued Operations

The historical consolidated financial statements of the Company reflect its subsidiary, Strategy.com, as a discontinued operation for all periods presented (Note 3).

(e) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include money market instruments and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations that do not meet the definition of cash equivalents.

(f) Investments

Investments are comprised of readily marketable equity securities. Marketable equity securities are classified as either trading or available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities are available-for-sale as of December 31, 2002.

Available-for-sale marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale marketable securities are reported in accumulated other comprehensive income in stockholders’ equity (deficit) until realized. Management employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, management evaluates among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Included in property and equipment is the cost of internally developed software. In accordance with Statement of Position (‘‘SOP’’) 98-1, ‘‘Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,’’ eligible internally developed software costs incurred are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, internally developed software costs are amortized using the straight-line method over the estimated useful life of the software, generally up to three years.

(h) Goodwill and Intangible Assets

Prior to 2002, goodwill and intangible assets primarily consisted of intangible assets acquired in connection with the purchase of the Teracube assets of NCR Corporation (“NCR”), trade names, customer lists, assembled work force, domain names and an agreement with a software integrator. During 2002, the Company ceased amortizing goodwill. As of December 31, 2002 and 2001, goodwill was immaterial. Intangible assets are amortized on the straight-line basis over their respective useful lives ranging from 1 to 20 years with an aggregate weighted average useful life of approximately three years. Goodwill and intangible assets, net of accumulated amortization, are $789,000 and $5.4 million at December 31, 2002 and 2001, respectively. Accumulated amortization is $25.1 million and $23.3 million at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization expense on goodwill and intangible assets of $3.2 million, $17.3 million and $17.7 million, respectively. In connection with periodic assessments of the carrying value of its intangible assets, the Company recorded impairment charges during 2001 and 2002, as discussed below, to write-down the carrying value of its intangible assets.

(i) Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001 and a periodic assessment of the carrying value of long-lived assets, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of $18.6 million during 2001. During 2002, the Company recorded an additional impairment charge of $1.4 million to write-off its Teracube intangible asset (Note 19).

(j) Software Development Costs

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,’’ software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product has been completed. Capitalized costs are amortized over the estimated product life of three years, using the greater of the straight-line method or the ratio of current product revenues to the total of current period and projected future revenues. Capitalized software development costs, net of accumulated amortization, are $4.4 million and $2.3 million at December 31, 2002 and 2001, respectively. Amortization expense related to software development costs was $1.4 million, $641,000 and $771,000 for the years ended December 31, 2002, 2001 and 2000,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2002 and 2001, the Company capitalized software development costs of $3.5 million and $1.6 million, respectively.

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

(l) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for consulting, education and technical support. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include future deliverables. Deferred revenue has been classified as either deferred product revenue or deferred product support and other services revenue based on the objective fair value of the multiple elements of the arrangement. Non-current deferred revenue and advance payments are expected to be recognized as revenue in one to three years. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(m) Revenue Recognition

Product license revenue is derived from sales of software licenses. Product support and other services revenue consists of revenue derived from maintenance services, education, consulting, and other services. The Company’s revenue recognition policies are in accordance with SOP 97-2, ‘‘Software Revenue Recognition,’’ as amended, which is the authoritative guidance for recognizing revenue on software transactions. In the case of software arrangements which require significant production, modification or customization of software, the Company follows the guidance in SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’

SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance services, installation, training or other elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. SOP 97-2 was amended in February 1998 by SOP 98-4, ‘‘Deferral of the Effective Date of a Provision of SOP 97-2’’ and was amended again in December 1998 by SOP 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.’’ Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000 and thereafter. The adoption of this statement did not have a material impact on the Company’s operating results, financial position or cash flows.

In December 1999, the Securities and Exchange Commission (‘‘SEC’’) released Staff Accounting Bulletin (“SAB”) No. 101, ‘‘Revenue Recognition in Financial Statements,’’ which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB No. 101 was effective in fiscal year 2000. The implementation of SAB No. 101 did not have a material impact on the Company’s financial position or results of operations.

The Company’s revenue recognition policy is as follows:

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product license revenue: The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, maintenance, consulting and education are bundled with the license fee, they are unbundled using the Company’s objective evidence of the fair value of the elements represented by the Company’s customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2. When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion method accounting, both product license and consulting services revenue are recognized as work progresses based on labor hours incurred. Contracts accounted for under the percentage of completion method were immaterial for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, contracts accounted for under the percentage of completion method represented approximately 7.8% and 10.9% of total revenues, respectively. Expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. If an arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates the Company to deliver specified future products or upgrades, the revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or original equipment manufacturers (“OEM”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users, provided all other revenue recognition criteria have been met.

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

Cost of product licenses consists of the costs to distribute the product, including the costs of the media on which it is delivered, shipping and handling costs and royalty payments to third-party vendors, as well as amortization of capitalized software development costs. Cost of product support and other services consists primarily of consulting and support personnel salaries and related costs. Research and development costs are excluded from the cost of revenue.

(n) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.3 million, $1.4 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had no prepaid advertising costs.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) Income Taxes

The Company is subject to federal and state income taxes and recognizes deferred taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

(p) Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share” and Emerging Issues Task Force (“EITF”) Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share”. Additionally, in accordance with EITF Topic D-95, “Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share,” participating securities that are convertible into common stock must be included in the computation of basic earnings (loss) per share if their effect is dilutive. Because the Company’s series A, series B, series C and series D preferred stock had participation rights in the undistributed earnings of the Company equivalent to those of common shareholders, the series A, series B, series C and series D preferred stock were considered to be participating convertible securities and were therefore included in the computation of basic earnings (loss) per share to the extent they were dilutive.

Basic earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings (loss) per share calculation when dilutive. Diluted earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted net loss per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method. Potential common shares also consist of common stock issuable upon the conversion of preferred stock.

(q) Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.

(r) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2002 and 2001, no individual customer accounted for 10% or more of net accounts receivable.

(s) Fair Value of Financial Instruments

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices where available. The series A, B, C and D preferred stock were recorded at their respective fair values when issued and their carrying values approximated fair value. The promissory notes issued in connection with the settlement of the Company’s class action litigation and the promissory notes issued in connection with the Company’s refinancing transaction in August 2002 were recorded at their respective fair values and their carrying values approximate fair value. See factors for determining the fair value of these instruments discussed in Notes 12 and 13. The fair market value of the warrants issued in connection with the settlement of the Company’s class action litigation is based on quoted market prices where available.

(t) Stock-Based Compensation

At December 31, 2002, the Company had five stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation expense had been recorded based on the fair value at the grant dates for awards under the stock option and purchase plans as set forth in SFAS No. 123, ‘‘Accounting for Stock-based Compensation,’’ the Company’s net income (loss) attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

	2002	2001	2000

Net income (loss) attributable to common stockholders, as reported	$67,378	$(16,928)	$(285,368)
Stock-based employee compensation expense under fair value based method	(9,250)	(12,118)	(64,046)

Pro forma net income (loss)	$58,128	$(29,046)	$(349,414)

Basic net income (loss) per share, as reported	$3.20	$(1.95)	$(35.77)

Diluted net income (loss) per share, as reported	$3.12	$(1.95)	$(35.77)

Basic net income (loss) per share, pro forma	$2.41	$(3.35)	$(43.80)

Diluted net income (loss) per share, pro forma	$2.34	$(3.35)	$(43.80)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during 2002, 2001 and 2000, respectively: volatility factors of 127%, 120% and 119%, risk-free interest rates of 4%, 5% and 6%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during 2002, 2001 and 2000, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 127%, 120% and 119%, risk free interest rates of 4%, 5% and 6%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during 2002, 2001 and 2000 are $22.71, $28.20 and $325.80, respectively.

(u) Comprehensive Income (Loss)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income (loss) recorded by the Company is comprised of accumulated currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.

(v) Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes APB No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against the new criteria and have not resulted in any intangibles being reclassified to goodwill, nor alternatively, have any amounts initially recorded as goodwill been separately identified or recognized apart from goodwill. The adoption of this statement as of January 1, 2002 did not have a material impact on the Company’s consolidated financials statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The adoption of this standard as of January 1, 2002 did not have a material impact on the Company’s amortization expense of goodwill and intangible assets. During 2001 and 2000, the Company’s amortization of goodwill was not material.

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

In November 2001, the FASB staff reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 concludes that consideration from a vendor to a customer or a reseller is a reduction of the selling price of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. EITF No. 01-09 is effective for fiscal years beginning after December 15, 2001 and all prior period amounts are required to be reclassified to conform to the current period presentation. The adoption of this standard as of January 1, 2002 did not have any impact on the Company’s consolidated financial statements.

In November 2001, the FASB staff issued EITF Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which has subsequently been

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recharacterized as EITF Issue No. 01-14. EITF No. 01-14 requires that reimbursements received from customers for out-of-pocket expenses, such as airfare, mileage, hotel stays, and out-of-town meals, be characterized as revenues in the consolidated statement of operations. EITF No. 01-14 is effective for all fiscal years beginning after December 15, 2001, and requires reclassification of all prior period amounts to conform to the current period presentation.  During the year ended December 31, 2002, the Company classified $1.1 million of such reimbursed out-of-pocket expenses as product support and other services revenues. The consolidated statements of operations for the years ended December 31, 2001 and 2000 have been reclassified to include $1.7 million and $3.1 million, respectively, of such reimbursed out-of-pocket expenses as product support and other services revenues with a corresponding increase to cost of product support and other services. The adoption of this standard as of January 1, 2002 had no impact on the Company’s net income (loss) for the periods presented.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company has elected early adoption of the provisions of this statement. The adoption of this standard during 2002 had no impact on the Company’s net income (loss) for the periods presented.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and has adopted the amendments to the disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of SFAS No. 5, “Accounting for Contingencies.” The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and for accounting for guarantees for periods beginning after December 15, 2002. The adoption of the disclosure requirements of this standard as of December 31, 2002 had no impact on the Company’s financial position or results of operations. The Company is currently assessing the impact that the adoption of the recognition and measurement provisions of this standard will have on its financial statements for future periods but does not expect that the adoption of these provisions will have a material effect on its financial position and results of operations.

(3) Discontinued Operations

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2001, the Company substantially curtailed the operations of its subsidiary, Strategy.com, and reduced its workforce to approximately 40 employees. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs, and estimated results from operations from the measurement date through the disposal date. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com revenues were $0, $8.9 million and $8.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The net loss from Strategy.com was $0, $32.8 million and $46.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included within Strategy.com’s net loss for the year ended December 31, 2001 were restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities. The net assets and liabilities of Strategy.com included within net liabilities of discontinued operations in the accompanying consolidated balance sheets consist of the following, as of December 31, (in thousands):

	2002	2001

Current assets (liabilities):
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	25
Prepaid expenses and other current assets	—	272
Accounts payable and accrued expenses	(1,151)	(4,307)
Accrued compensation and employee benefits	—	(100)
Accrued restructuring costs	—	(300)
Deferred revenue and advance payments	—	(3)
Other liabilities	—	(66)

Net liabilities of discontinued operations	$(1,151)	$(4,479)

(4) Investments

As of December 31, 2002 and 2001, the Company’s short-term investments were $44,000 and $904,000, respectively. These investments consisted of marketable equity securities with a cost basis of $108,000 and $826,000 as of December 31, 2002 and 2001, respectively.

Prior to 2001, the Company had received shares of Exchange Applications, Inc. (“Exchange Applications”) common stock in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Exchange Applications’ stock and because the timing and amount of future recovery, if any, is uncertain (“other-than-temporary decline”), the Company wrote down the investment to its fair value at December 31, 2000, and recognized a loss of $12.1 million during 2000. This loss was partially offset by a hedging transaction that resulted in a gain of $1.4 million in the third quarter of 2000. During 2001, the Company received an additional 21,382 shares of Exchange Applications’ stock, valued at $1.2 million. Due to an other-than-temporary decline in the market value of Exchange Applications’ stock, the Company wrote down the investment to its fair value and recognized an aggregate loss of $1.4 million during 2001, of which a portion relates to shares that had been received in 2000. During 2002, the Company received an additional 10,691 shares of Exchange Applications’ stock, originally valued at $93,000. As a result of further impairments to the value of Exchange Applications’ stock and subsequent sales, the Company recorded aggregate losses of $171,000 during 2002.

In 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In 2001, this voice portal technology company was acquired by a publicly-traded company for a combination of cash and common stock. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during 2001 based on the difference between its original basis in its investment and the fair value of the consideration received. Due to an other-than-temporary decline in

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the market value of the publicly-traded company’s common stock, the Company wrote down the investment to its fair value at December 31, 2001, and recognized a loss of $1.4 million during 2001. During 2002, the Company recognized an additional aggregate loss of $352,000 related to the write-down and final sale of this investment.

(5) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2002	2001

Billed and billable	$49,688	$41,997
Less: billed and unpaid deferred revenue	(17,841)	(12,607)

	31,847	29,390
Less: allowance for doubtful accounts	(3,652)	(7,109)

	$28,195	$22,281

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2002	2001

Computer equipment and purchased software	$18,779	$24,632
Furniture and equipment	12,319	11,991
Leasehold improvements	9,852	10,396
Internally developed software	4,444	5,000

	45,394	52,019
Less: accumulated depreciation and amortization	(26,923)	(25,513)

	$18,471	$26,506

Depreciation and amortization expense related to property and equipment was $8.5 million, $11.7 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(7) Contingency from Terminated Contract

During 2001, the Company notified Exchange Applications that it was in material default in the performance of its obligations under the software development and OEM agreement (the “OEM Agreement”) that the companies had entered into as of December 28, 1999. As a result of this dispute and because the Company was no longer performing services under the OEM Agreement, the remaining current and long-term deferred revenue associated with the contract at that time of $9.3 million and $7.8 million, respectively, or $17.1 million in aggregate, was classified as contingency from terminated contract in the accompanying consolidated balance sheet as of December 31, 2001.  On June 28, 2002, the Company and Exchange Applications entered into an arrangement to terminate the OEM agreement. In connection with the arrangement, the Company paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, the Company recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded the remaining $16.8 million of contingency from terminated contract as a gain on contract termination during the second quarter of 2002.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Borrowings

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

On June 14, 2001, the Company replaced the Credit Facility by entering into an Amended and Restated Loan and Security Agreement (the “Modified Credit Facility”) with Foothill. Upon the closing of the Modified Credit Facility, the Company repaid $8.9 million of the term loan under the Credit Facility and drew $5.0 million under the Modified Credit Facility. Throughout the remainder of 2001, the Company made payments under the Modified Credit Facility, including fees and other charges, of $5.2 million, which were offset by cash advances of $1.1 million. During 2002, the Company made payments under the Modified Credit Facility, including fees and other charges, of $4.4 million, which were offset by cash advances of $3.0 million.

On July 25, 2002, the Company entered into a new letter of credit security agreement (the “New Security Agreement”) with Bank of America. Under the New Security Agreement, Bank of America issued letters of credit for the benefit of the Company which are currently secured by restricted cash equal to the balance of the outstanding letters of credit of $5.6 million. On July 29, 2002, the Company terminated the Modified Credit Facility with Foothill and, as part of such termination, cancelled the warrants previously issued to Foothill to purchase 5,000 shares of class A common stock. The Company paid $251,000 in fees and other charges to terminate the Modified Credit Facility and wrote-off unamortized deferred financing costs of $417,000.

(9) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2002	2001

Current:
Deferred product revenue	$1,790	$2,587
Deferred product support and other services revenue	38,876	30,480

	40,666	33,067
Less: billed and unpaid deferred revenue	(16,705)	(12,080)

	$23,961	$20,987

Non-current:
Deferred product revenue	$663	$709
Deferred product support and other services revenue	1,854	5,249

	2,517	5,958
Less: billed and unpaid deferred revenue	(1,136)	(527)

	$1,381	$5,431

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Income Taxes

U.S. and international components of income (loss) from continuing operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2002	2001	2000

U.S.	$36,060	$(44,831)	$(189,514)
Foreign	3,247	(763)	(24,203)

Total	$39,307	$(45,594)	$(213,717)

The provision for income taxes from continuing operations consists of the following, for the years ended December 31, (in thousands):

	2002	2001	2000

Current:
Federal	$5	$81	$175
State	—	—	—
Foreign	1,680	2,379	1,225

	$1,685	$2,460	$1,400

Deferred:
Federal	$—	$—	$—
State	—	—	—

Foreign	(495)	—	—

	$(495)	$—	$—

Total provision	$1,190	$2,460	$1,400

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income (loss) from continuing operations before income taxes as follows, for the years ended December 31, (in thousands):

	2002	2001	2000

Income tax expense (benefit) at federal statutory rate	$13,364	$(15,502)	$(72,664)
Goodwill amortization and other permanent differences	806	(716)	(10,534)
Restructuring and impairment charges	—	—	1,422
Impact of international operations	(128)	3,315	(10,860)
Research and development tax credit	(1,100)	(1,879)	—
Reserves on securities litigation	(1,836)	—	—
Change in valuation allowance	(9,916)	17,242	94,036

	$1,190	$2,460	$1,400

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001

Deferred tax assets, net:
Allowances and reserves	$3,662	$6,515
Reserve for litigation settlement	17,116	23,817
Net operating loss carryforwards	91,781	82,833
Deferred revenue adjustment	1,658	14,410
Investment valuation differences	3,722	3,516
Amortization	20,153	18,886
Federal, state, and other tax credit carryforwards	10,525	6,803
Restructuring	3,508	4,647

	152,125	161,427

Valuation allowance	(141,683)	(151,628)

Deferred tax assets, net of valuation allowance	10,442	9,799
Deferred tax liabilities:
Prepaid assets	399	356
Depreciation	5,103	4,996
Capitalized software development costs	2,106	1,897
Internally developed software costs	1,689	1,900
Unbilled receivables	650	650

Total deferred tax liabilities	9,947	9,799

Total net deferred taxes	$495	$—

The Company recorded a net $9.9 million decrease in the valuation allowance for the year ended December 31, 2002 related to changes in deferred tax assets and the reduction of valuation allowances on net operating loss carryforwards in certain foreign subsidiaries. As of December 31, 2002, except for two foreign jurisdictions, management has concluded that a full valuation allowance is required on the deferred tax assets based on its assessment that the realization of deferred tax assets does not meet the ‘‘more likely than not’’ criteria under SFAS No. 109.

The Company has foreign net operating loss carryforwards of $22.5 million. The Company has domestic net operating loss carryforwards of $222.0 million, which will begin to expire in 2019. The Company has research and development tax credit carryforwards of $7.0 million expiring through 2022. The timing and manner in which the Company will utilize the net operating loss carryforwards and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003	$15,016
2004	11,015
2005	10,259
2006	8,545
2007	6,787
Thereafter	14,889

$66,511

Included within the commitments table above are gross restructuring-related lease obligations of $14.4 million (Note 19).

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $13.4 million, $20.7 million and $23.7 million, respectively.

As of December 31, 2002, future minimum lease commitments included $272,000 in commitments for computer software and equipment.

The Company subleases office space under operating lease agreements expiring at various dates through 2005. The total future minimum rentals to be received under these noncancellable sublease agreements are $1.0 million in 2003, $140,000 in 2004 and $22,000 in 2005.

(12) Litigation

(a) Securities Litigation

In 2000, the Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit alleging that they had violated the Securities Exchange Act of 1934 and breached fiduciary duties relating to the restatement of financial results for 1999, 1998 and 1997. In 2000, the Company entered into agreements to settle these lawsuits. The settlements were approved in 2001.

During 2002, the following settlement consideration was issued to class members pursuant to the settlement agreements relating to this litigation: 1) an aggregate principal amount of $80.3 million of the Company’s 7 ½% series A unsecured notes, with a carrying value of $55.0 million, which mature on June 24, 2007 and bear interest at 7.5% per year, payable semi-annually; 2) 297,330 shares of class A common stock; 3) warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, which expire on June 24, 2007; and 4) approximately $5,000 in cash to settle remaining fractional interests. Upon issuance of the instruments described above, the Company completed its distribution of the consideration under the private securities class action settlement.

As a requirement of the derivative settlement agreement, the Company added a new independent director to the audit committee of its Board of Directors. In addition, prior to the distribution of the securities issued as part of the class action settlement, certain officers and directors of the Company tendered to the Company for no consideration an aggregate of 168,350 shares of class A common stock for cancellation. Since two of these directors and officers are principal shareholders of the Company, their actions were deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution during the fourth quarter of 2001 for the shares received from these directors and officers of approximately $4.3 million, representing the fair value of the stock on the date of the contribution. Upon receipt, the Company immediately canceled the contributed shares. Accordingly, upon completion of the distribution of the securities under the settlement agreements, the Company effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

Based on the terms of the settlement agreements, the Company determined that a liability related to the legal actions was probable and that the value was reasonably estimable. Accordingly, during 2000, the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company established an estimate for the cost of the litigation settlement of $89.7 million, net of insurance recoveries of $13.0 million. Subsequently, during each successive financial reporting period, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of changes in the estimated value of each element of the securities litigation settlement, the Company recorded aggregate reductions in the provision for the litigation settlement of $11.4 million and $30.1 million during the years ended December 31, 2002 and 2001, respectively. The (reduction in) provision for estimated cost of litigation settlement was comprised of the following, (in thousands):

	2002	2001	2000

Promissory notes	$2,500	$(16,700)	$69,200
Class A common stock	(8,910)	(5,806)	16,500
Warrants	(4,852)	(7,782)	13,034
Pending loss on additional settlement	(134)	190	—
Legal fees	—	—	3,245
Administration costs	—	—	750

Total	$(11,396)	$(30,098)	$102,729
Less insurance recoveries	—	—	(13,000)

(Reduction in) provision for estimated cost of litigation settlement	$(11,396)	$(30,098)	$89,729

As a result of a decline in the price of the Company’s class A common stock to $6.00 per share, as of June 24, 2002, the value of the common stock issued under the settlement agreement resulted in a final valuation of $1.8 million on the date of issuance. Additionally, as a result of changes in market conditions, the estimated fair value of the warrants issued under the settlement agreement resulted in a final valuation of $400,000 at the date of issuance. Because holders of the promissory notes have the right to tender the notes at a fixed price in satisfaction of the exercise price upon exercising the warrants, the warrants meet the definition of a derivative under SFAS No. 133. Accordingly, the value of the warrants will be adjusted for subsequent changes in fair value on a quarterly basis, and the change in such value will be recorded as other income (expense) until they are exercised or expire. As of December 31, 2002, the fair value of the warrants had declined to $11,000, or $0.06 per warrant, based on the quoted market trading price on that date. As a result, the Company recorded a reduction in the carrying value of its warrant liability and a net increase in other income in the amount of $389,000 for the decline in the value of the warrants between the date of issuance of June 24, 2002 and the end of the year. The fair value of the warrants is included in other long-term liabilities in the accompanying consolidated balance sheet.

The fair value of the 7 ½% series A unsecured notes issued under the settlement agreement was estimated on the date of issuance based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on the promissory notes, which will be amortized to interest expense over the term of such promissory notes. Interest expense related to the amortization of the discount on the promissory notes was $1.9 million for the year ended December 31, 2002. The carrying value of these promissory notes is included in long-term notes payable in the accompanying consolidated balance sheet.

The Company has the right, at any time prior to the June 24, 2007 maturity date, to prepay its 7 ½% series A unsecured notes in full, or to mandatorily convert these notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s class A common stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. However, the combination of redemptions, mandatory conversions and purchases in the open market of the notes by the Company may not reduce the total original principal amount of the outstanding notes below 60% of the original $80.3 million principal amount of the notes unless all of the outstanding notes are redeemed, converted or purchased by the Company. Upon maturity, the outstanding principal balance of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the promissory notes will become due. During 2002, the Company repurchased promissory notes with an aggregate principal amount of $17.0 million in exchange for an aggregate of 450,324 shares of class A common stock and approximately $946,000 in cash. As a result of these repurchases, the Company’s obligation for accrued and unpaid interest of $1.9 million in the aggregate was eliminated. Furthermore, in connection with these transactions, the Company wrote-off the pro-rata portion of the unamortized discount on the extinguished notes payable of $5.1 million. Upon the repurchase of these promissory notes in  2002, the Company recorded a gain on the early extinguishment of notes payable in the aggregate amount of $6.8 million equal to the excess of the carrying value of the extinguished promissory notes plus accrued and unpaid interest over the fair value of the consideration transferred to the holders of such promissory notes. Because the Company repurchased promissory notes on several occasions during 2002 and may continue to seek arrangements to repurchase promissory notes in the future, management determined that the extinguishments were not infrequent in occurrence and, therefore, concluded that the extinguishments would not be presented as extraordinary items in the accompanying consolidated statement of operations.

Interest charges on the promissory notes began accruing on the settlement hearing date of April 2, 2001. Interest expense on the promissory notes was $5.8 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively.

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement. The details of the accrued litigation settlement consist of the following, as of (in thousands):

	2002	2001

	Accounts Payable and Accrued Expenses	Accounts Payable and Accrued Expenses	Accrued Litigation Settlement	Total Accrual

Promissory notes	$—	$—	$52,500	$52,500
Class A common stock	—	—	10,695	10,695
Warrants	—	—	5,252	5,252
Pending loss on additional settlement	—	—	190	190
Legal fees	—	331	—	331
Administration costs	208	409	—	409

Total accrual	$208	$740	$68,637	$69,377

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and unspecified monetary damages. The Company has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against the Company. A trial date has not yet been set in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  The Company’s claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial, which is scheduled to commence on May 20, 2003.  The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. As these actions are in a preliminary stage, the Company is currently unable to estimate a potential range of gain or loss, if any, and as such the outcome of this uncertainty is not presently determinable. Accordingly, no provision for these has been made in the accompanying consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13) Redeemable Convertible Preferred Stock

On June 19, 2000, the Company issued 12,500 shares of its series A redeemable convertible preferred stock in a private placement to institutional investors for $119.6 million, net of offering costs of $5.4 million. In connection with the transaction, the Company recorded a $19.4 million charge to additional paid-in capital attributable to the beneficial conversion feature on the series A redeemable convertible preferred stock. On June 14, 2001, the Company refinanced all but 650 shares of its series A redeemable convertible preferred stock by redeeming or exchanging the remaining 11,850 shares of its series A preferred stock for $12.5 million in cash, 556,847 shares of class A common stock, and series B, series C, series D, and series E redeemable convertible preferred stock with an aggregate stated value of $83.6 million.

In connection with this refinancing transaction, the Company recorded a net gain attributable to common stockholders of $29.4 million. This net gain represents the excess of the carrying value of the series A preferred stock over the fair value of the consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million. The Company recorded each series of preferred stock issued in the transaction at its fair value, net of offering costs of $513,000. The offering costs were allocated ratably to each series of preferred stock based on their respective fair values. Based on the valuation of the series D preferred stock upon issuance, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company’s class A common stock on the closing date of the transaction and the effective conversion price of the series D preferred stock.

In September 2001, the Company paid $6.8 million in cash to redeem all outstanding shares of the series E preferred stock. This cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption. In November 2001, holders of the series D preferred stock converted 175 shares of series D preferred stock into shares of class A common stock at the fixed conversion price of $50.00 per share. As a result of the conversion, the Company issued 35,000 shares of class A common stock.

On the June 19, 2002 maturity of the series A preferred stock, the remaining 650 shares of series A preferred stock mandatorily converted into class A common stock. As a result of the conversion, the Company issued 487,402 shares of class A common stock based on a conversion price of $13.34 per share, plus 7,478 shares of class A common stock for accrued and unpaid dividends.

For the years ended December 31, 2002 and 2001, accretion to the carrying value of the series A, B and C preferred stock was $767,000 and $1.3 million, respectively. Because the series D preferred stock required share settlement at maturity and did not have a mandatory cash redemption requirement, except upon a triggering event, the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company did not accrete the carrying value of the series D preferred stock to its stated value. For the years ended December 31, 2002 and 2001, accretion to the carrying value of the beneficial conversion feature on the series D preferred stock was $577,000 and $504,000, respectively.

For the years ended December 31, 2002, 2001 and 2000 the Company accrued total dividends of $4.8 million, $8.6 million and $4.7 million, respectively, on all of its series of preferred stock. During the year ended December 31, 2002, the Company paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. During the year ended December 31, 2001, the Company paid aggregate preferred stock dividends valued at $6.2 million through the issuance of 206,266 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash. The 175.6 shares of series D preferred stock were deemed to have been distributed as consideration for a portion of the dividends that had accrued on the series A preferred stock prior to the June 2001 refinancing transaction. During the year ended December 31, 2000, the Company paid aggregate preferred stock dividends valued at $4.1 million through the issuance of 35,912 shares of class A commons stock in lieu of cash. As of December 31, 2002 and 2001, the Company had accrued preferred stock dividends of $0 and $2.8 million, respectively, which are included in accrued interest and preferred dividends in the accompanying consolidated balance sheets.

On July 30, 2002, the Company entered into agreements with each holder of its series B preferred stock, series C preferred stock and series D preferred stock to redeem or exchange all of the series B preferred stock, series C preferred stock and series D preferred stock held by such holder. The agreements provided that if the holders converted any shares of preferred stock into class A common stock prior to closing, the number of shares of class A common stock to be issued at closing would be reduced by the number of shares issued upon conversion. Prior to the closing, the holders converted $32.825 million stated value of series B preferred stock, $24.145 million stated value series of C preferred stock and all $14.511 million stated value of series D preferred stock into an aggregate of 695,318 shares of class A common stock. At the closing of the redemption and exchange transaction on August 6, 2002, the Company redeemed and exchanged the remaining outstanding shares of $0.3 million stated value of series B preferred stock and $3.68 million stated value of series C preferred stock for the following consideration:

•	$10 million in cash;

•	$5 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually;

•	697,728 shares of class A common stock; and

•	$20.96 million stated value of series F convertible preferred stock, or approximately 2,096 shares, with a fixed conversion price of $15.00 per share.

In connection with this refinancing transaction, the Company recorded a net gain attributable to common stockholders of $36.1 million. This net gain represents the excess of the aggregate carrying value of the series B, series C and series D preferred stock plus accrued and unpaid dividends of $64.3 million over the fair value of the total consideration transferred to the holders of such preferred securities of $29.1 million, or $35.2 million, plus the previously recognized beneficial conversion feature on the series D preferred stock of $1.1 million, less fees and other costs of $132,000.

Based on the valuation of the series F preferred stock, the Company recorded a beneficial conversion feature in the amount of $768,000 based on the difference between the fair market value of the Company’s class A common stock on the closing date of the transaction and the effective conversion price of the series F preferred stock. Because the series F preferred stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

The fair value of the promissory notes issued in connection with the August 2002 refinancing transaction was estimated on the date of issuance based on the present value of future cash flows discounted at

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowing rates currently assumed to be available for debt with similar terms and maturities and the market conditions in existence at the time. Based on these assumptions and conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on the promissory notes, which will be amortized to interest expense over the term of such notes. Interest expense related to the amortization of the discount on the promissory notes was $198,000 for the year ended December 31, 2002. The carrying value of the promissory notes issued in connection with the refinancing transaction is included in current notes payable in the accompanying consolidated balance sheet.

During 2002, holders converted all of the approximately 2,096 outstanding shares of series F preferred stock into shares of class A common stock at the fixed conversion price of $15.00 per share. As a result of the conversions, the Company issued 1,397,174 shares of class A common stock. The difference between the carrying value of the approximately 2,096 shares of series F preferred stock at the time of conversion and the par value of the class A common stock into which the securities were converted was recorded as an increase in additional paid-in capital.

(14) Redeemable Convertible Preferred Stock of Discontinued Operations

In an initial closing, Strategy.com issued 13,401,253 shares of series A redeemable convertible preferred stock to a group of institutional and accredited investors in October 2000 in exchange for $39.8 million, net of offering costs of approximately $3.0 million. In January 2001, Strategy.com completed this round of financing in a second closing and issued an additional 3,134,796 shares for proceeds of $10.0 million.

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

Prior to entering into the Exchange Agreement, offering costs were being accreted using the straight-line method based on the mandatory redemption dates and redemption portions of the preferred stock of Strategy.com. During the years ended December 31, 2001 and 2000, the Company accreted offering costs and dividends of $3.1 million and $713,000, respectively, on the preferred stock of Strategy.com. The accretion of offering costs and dividends on Strategy.com’s preferred stock until the date of redemption was previously classified as minority interest and has now been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations.

(15) Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002			2001			2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss) from continuing operations	$38,117			$(48,054)			$(215,117)
Loss from discontinued operations	—			(32,814)			(46,189)

Net income (loss)	38,117			(80,868)			(261,306)
Dividends and accretion on series A, B, C and D convertible preferred stock and beneficial conversion feature on series F convertible preferred stock	(6,874)			(10,353)			(4,687)
Net gain on refinancing of series A redeemable convertible preferred stock	—			29,370			—
Net gain on refinancing of series B, C and D convertible preferred stock	36,135			—			—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—			44,923			—
Series A preferred stock beneficial conversion feature	—			—			(19,375)

Net income attributable to common stockholders	67,378			(16,928)			(285,368)
Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	6,469		—	3,836		—	2,775
Weighted average shares of class B common stock	—	4,619		—	4,823		—	5,203
Series C preferred stock	(12,054)	95		—	—		—	—
Series B preferred stock	(15,311)	159		—	—		—	—
Series D preferred stock	(2,992)	174		—	—		—	—
Series A preferred stock	327	160		—	—		—	—

Basic earnings (loss) per share	37,348	11,676	$3.20	(16,928)	8,659	$(1.95)	(285,368)	7,978	$(35.77)

Effect of dilutive securities:
Series F preferred stock	—	155		—	—		—	—
Employee stock options	—	155		—	—		—	—

Diluted earnings (loss) per share	$37,348	11,986	$3.12	$(16,928)	8,659	$(1.95)	$(285,368)	7,978	$(35.77)

The numerator in the basic and diluted earnings per share calculation for the year ended December 31, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, series C and series D preferred stock and add back $6.1 million of dividends and accretion on the series A, series B, series C and series D preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The basic and diluted loss per share calculation for the year ended December 31, 2001 excluded series A, series B, series C, series D and series E preferred stock which were convertible into 297,153, 673,417,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

565,670, 168,155 and 9,711 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive. Additionally, employee stock options of 296,664 were excluded from the diluted loss per share calculation for the year ended December 31, 2001 because their effect would have been anti-dilutive. The basic and diluted loss per share calculation for the year ended December 31, 2000 excluded series A preferred stock which were convertible into 442,952 weighted average shares of class A common stock because their effect would have been anti-dilutive. Additionally, employee stock options of 772,496 were excluded from the diluted loss per share calculation for the year ended December 31, 2000 because their effect would have been anti-dilutive.

(16) Stockholders’ Equity

(a) Stock Split

In January 2000, the Company’s Board of Directors approved a two-for-one split of the Company’s class A common stock and class B common stock effected in the form of a stock dividend. The stock dividend was distributed on January 26, 2000 to stockholders of record as of January 20, 2000.

On July 29, 2002, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each outstanding share of class A common stock and class B common stock to convert automatically into one-tenth of a share of class A common stock and class B common stock, respectively.  The reverse split became effective at the close of business on July 30, 2002. Stockholders’ equity has been restated to give retroactive recognition to the stock splits for all periods presented by reclassifying the excess par value resulting from the reduced aggregate number of shares from common stock to paid-in capital.  All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect the stock splits.

(b) Stock Plans

In February 1996, MicroStrategy adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of MicroStrategy. A total of 1,228,266 shares of class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 2002, options to purchase 1,533,964 shares have been granted, of which 711,651 have been canceled. As of December 31, 2002, 405,953 shares were available for grant under the 1996 Stock Plan; however, the Company does not anticipate making any future stock option grants under this plan.

In March 1997, MicroStrategy adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options to purchase the Company’s class A common stock to employees of MicroStrategy France SARL, the Company’s French subsidiary. A total of 80,000 shares of class A common stock are reserved under the 1997 Stock Option Plan for French Employees, as amended. As of December 31, 2002, options to purchase 55,887 shares have been granted, of which 18,667 have been canceled. The term of the 1997 Stock Option Plan for French Employees expired in 2002. Accordingly, as of December 31, 2002, no shares were available for grant under the 1997 Stock Option Plan for French Employees.

In September 1997, MicroStrategy adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of MicroStrategy. A total of 44,000 shares of class A common stock are reserved under the 1997 Director Option Plan, as amended. As of December 31, 2002, options to purchase 44,000 shares have been granted, of which 10,200 have been canceled. As of December 31, 2002, no shares were available for grant under the 1997 Director Option Plan. The Company is no longer issuing options under this plan.

In April 1999, MicroStrategy adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees, officers and directors of MicroStrategy. As of December 31, 2002, a total of 2,350,000 shares of class A common stock were reserved under the 1999 Stock Option Plan, as amended. As of December 31, 2002, options to purchase 2,624,483 shares have been granted, of which 1,153,754

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been canceled. As of December 31, 2002, 879,271 shares were available for grant under the 1999 Stock Option Plan.

Shares of class A common stock will be issued upon exercise of any of the stock options granted under the stock plans. Stock options granted to date generally vest ratably over four to five years from the date of grant and expire ten years after grant. The stock option exercise price of incentive options under MicroStrategy’s stock option plans may not be less than the determined fair market value at the date of grant.

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

		Price per Share		Options Exercisable

	Shares	Range	Weighted Average	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 1999	1,282	$2.50 - 1,156.57	$130.71	213	$41.10
Granted	993	105.00 - 3,130.00	404.79
Exercised	(197)	2.50 -220.94	24.07
Canceled	(354)	2.50 - 3,130.00	362.38

Balance, December 31, 2000	1,724	2.50 - 3,130.00	257.63	298	$126.02
Granted	956	18.90 - 158.13	33.67
Exercised	(115)	2.50 - 143.13	11.51
Canceled	(768)	2.50 - 3,130.00	244.81

Balance, December 31, 2001	1,797	2.50 - 3,130.00	159.72	534	$203.89
Granted	385	4.70 - 33.60	8.90
Exercised	(47)	2.50 - 31.50	11.04
Canceled	(450)	2.50 - 3,130.00	186.69

Balance, December 31, 2002	1,685	$2.50 - 3,130.00	$116.11	600	$159.88

Options Outstanding at December 31, 2002				Options Exercisable at December 31, 2002

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$2.50 - 5.00	271	9.3	$4.65	24	$4.08
5.01 - 10.00	29	5.9	7.50	19	7.44
10.01 - 20.00	138	7.0	13.92	69	13.30
20.01 - 35.00	657	8.2	25.10	179	25.85
35.01 - 60.00	44	6.5	47.35	21	53.97
60.01 - 125.00	68	5.9	100.96	44	100.06
125.01 - 250.00	291	7.2	200.02	157	199.55
250.01 - 500.00	141	7.0	395.23	62	396.83
500.01 - 1,000.00	19	6.8	788.73	11	792.90
1,000.01 - 3,130.00	27	6.6	1,386.01	14	1,427.55

	1,685	7.8	$116.11	600	$159.88

During 1998, MicroStrategy adopted the 1998 Employee Stock Purchase Plan (“the Purchase Plan”) and reserved 80,000 shares of class A common stock, subject to annual increases. As of December 31, 2002, a

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total of 160,000 shares of class A common stock were reserved. The Purchase Plan became effective upon the completion of the MicroStrategy’s initial public offering. The Purchase Plan permits eligible employees to purchase up to 100 shares of class A common stock, through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee’s compensation at a price equal to 85% of the fair market value of the class A common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 2002, 121,059 shares have been issued under the plan.

(c) Other Stock-Related Transaction

In June 2000, the Company entered into an agreement with the controlling stockholder of a software integrator. The primary purpose of the agreement was to grant the Company the right to hire certain employees of the software integrator. In exchange, the Company was required to issue annual installments of class A common stock over a three year period contingent upon revenue and attrition criteria stipulated in the agreement. The Company issued an aggregate of 33,131 shares of restricted class A common stock to the controlling stockholder, which had an aggregate value of $2.2 million. The Company recorded the aggregate of the shares issued as an intangible asset. For the years ended December 31, 2002, 2001 and 2000, the Company recognized amortization expense of $710,000, $1.1 million and $451,000, respectively, on the intangible asset. As of December 31, 2002, the intangible asset had been fully amortized.

(d) Litigation Settlement

In connection with the class action litigation settlement agreements, the Company issued shares of class A common stock, common stock warrants, and promissory notes which are convertible into class A common stock at the Company’s option (Note 12).

(17) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy Incorporated 401(k) Savings Plan (the ‘‘Plan’’). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution. The Plan permits for discretionary company contributions; however, no contributions were made for the years presented.

(18) Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company have been reclassified to present Strategy.com as a discontinued operation for all periods presented (Note 3). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment – business intelligence.

The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, long-term investments and long-term net assets of discontinued operations, relating to the Company’s geographic regions (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic	International	Consolidated

Year ended December 31, 2002
Total license and service revenues	$94,682	$53,145	$147,827
Long-lived assets	22,735	2,090	24,825
Year ended December 31, 2001
Total license and service revenues	$120,560	$61,521	$182,081
Long-lived assets	33,067	2,630	35,697
Year ended December 31, 2000
Total license and service revenues	$162,527	$55,792	$218,319
Long-lived assets	72,378	3,340	75,718

Transfers relating to intercompany software fees from international to domestic operations of $20.1 million, $9.7 million and $12.7 million for 2002, 2001 and 2000, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2002, 2001 and 2000, no individual customer accounted for 10% or more of consolidated total revenue.

(19) Restructuring and Impairment Charges

(a) 2001 Restructuring Plans

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, and a reduction of the Company’s workforce by 679 domestic and international employees and 147 Strategy.com employees throughout all functional areas. In addition, the Company consolidated its multiple Northern Virginia facilities into a single location in McLean, Virginia.

As a result of these restructuring plans, the Company recorded restructuring and impairment charges of $27.3 million during 2001 for severance costs and other benefits for terminated employees, the write-down of impaired assets, costs associated with exiting facilities, and fees incurred for professional services directly related to the restructuring.  Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions, and other facility closing costs including rent expense while the office space is vacant. On a quarterly basis, the Company assesses the adequacy of its restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, the Company updated its accrued restructuring costs by recording additional sublease losses of $2.8 million during 2002.

In connection with the restructuring and impairment charges recorded during 2001, certain furniture and fixtures and computer equipment were written down to their fair value of $912,000.  As of December 31, 2001, these assets were classified as held for sale and included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2002, the Company had sold or disposed of substantially all of these assets held for sale for approximately their carrying value.

In connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, during the fourth quarter of 2001, the Company recorded an impairment charge of $12.2 million to write-down that intangible asset to its fair value. During 2002, the Company updated its periodic assessment of the carrying value of its Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during 2002, the Company recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2002 (in thousands):

	Accrued Restructuring Costs at December 31, 2001	Adjustments and Impairment Charges for 2002	2002 Non-cash Items	2002 Cash Payments	Accrued Restructuring Costs at December 31, 2002

Severance and other employee termination benefits	$72	$—	$—	$(72)	$—
Write-down of impaired assets	—	1,434	(1,434)	—	—
Estimated sublease losses and other facility closing costs	10,967	2,764	(46)	(5,096)	8,589
Terminations of computer and equipment leases	485	—	—	(333)	152
Accrual for professional fees	169	—	—	(25)	144

Total restructuring and impairment charges	$11,693	$4,198	$(1,480)	$(5,526)	$8,885

As of December 31, 2002, unpaid amounts of $5.2 million and $3.7 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to fees incurred for professional services will be substantially paid during the first quarter of 2003. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 204,000 square feet of vacant office space, of which 101,000 square feet has been subleased as of December 31, 2002. The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $8.7 million at December 31, 2002 represents $14.4 million in gross lease obligations and $2.1 million of estimated commissions, concessions, and other costs, offset by $7.8 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company is also considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

During 2001, the Company also recorded additional restructuring and impairment charges of $19.4 million which are included in loss from discontinued operations in the accompanying consolidated statements of operations and are discussed above (Note 3).

(b) 2000 Restructuring Plan

During 2000, the Company adopted a restructuring plan intended to bring costs more in line with revenues and strengthen the financial performance of its business. The restructuring plan included a reduction of the Company’s workforce by 231 employees and the cancellation of a number of new job offers made to candidates who had not yet commenced employment with the Company. All of these actions were completed during 2000. As a result of the reduction in headcount, the Company consolidated certain of its operations in the vicinity of its Northern Virginia headquarters.

The following table sets forth a summary of these restructuring and impairment charges recorded during the third quarter of 2000 (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Non-cash Charges	Cash Payments	Consolidated Charge for 2000

Severance and rescinded employment offers	$—	$1,848	$1,848
Stock grant and applicable payroll taxes	3,003	189	3,192
Compensation expense on accelerated stock options	1,483	—	1,483
Elimination of corporate events	—	2,416	2,416
Write-off of impaired assets	329	—	329
Accrual for professional fees	—	99	99

Total restructuring and impairment charges	$4,815	$4,552	$9,367

The stock grant represents a grant of the Company’s class A common stock to terminated employees made by the chairman and CEO of the Company from his personal stock holdings.  Since he is a principal shareholder of the Company, his actions were deemed to be an action undertaken on behalf of the Company for accounting purposes.  Accordingly, the Company recognized an expense and a capital contribution of approximately $3.0 million, which represented the fair value of the stock on the date of grant. Substantially all cash payments relating to this restructuring plan were made by prior to the year ended December 31, 2000.

(20) Subsequent Events

On January 23, 2003, the Company’s board of directors approved, subject to stockholder approval, amendments to the Company’s Amended and Restated 1999 Stock Option Plan (the “1999 Plan”) increasing the number of shares available for grant under the 1999 Plan to a total of 3,850,000 shares and increasing the per participant limit of shares subject to grants made during a year to 1,000,000 shares.

In connection with these amendments, on February 8, 2003, the compensation committee of the board of directors approved the following option grants to the Company’s executive officers and non-employee directors, which are also subject to the approval by the Company’s stockholders of the amendments to the 1999 Plan: (1) an option to purchase 410,000 shares of class A common stock to Michael J. Saylor, (2) an option to purchase 100,000 shares of class A common stock to Sanju K. Bansal, (3) an option to purchase 50,000 shares of class A common stock to Eric F. Brown, (4) an option to purchase 50,000 shares of class A common stock to Jonathan F. Klein, (5) an option to purchase 50,000 shares of class A common stock to Jeffrey A. Bedell, (6) an option to purchase 50,000 shares of class A common stock to Eduardo S. Sanchez, (7) an option to purchase 17,000 shares of class A common stock to David B. Blundin, (8) an option to purchase 25,000 shares of class A common stock to F. David Fowler, (9) an option to purchase 17,000 shares of class A common stock to Jonathan J. Ledecky, (10) an option to purchase 25,000 shares of class A common stock to Carl J. Rickertsen, (11) an option to purchase 17,000 shares of class A common stock to Stuart B. Ross and (12) an option to purchase 17,000 shares of class A common stock to Ralph S. Terkowitz.  Each of these options has an exercise price equal to the fair market value of the class A common stock on the last trading day immediately preceding the date of grant, or $20.69 per share, and will vest as to 20% of the shares subject to the grant on the first anniversary of the grant date, and as to an additional 20% on each subsequent anniversary of the grant date.

(21) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended

	March 31	June 30	September 30	December 31	Year

	(in thousands, except per share data)
2001
Revenues	$49,412	$47,560	$41,429	$43,680	$182,081
Gross profit	32,880	35,664	30,585	35,090	134,219
Net loss from continuing operations	(11,338)	(7,521)	(6,092)	(23,103)	(48,054)
(Loss) income from discontinued operations	(9,233)	(25,777)	93	2,103	(32,814)
Net loss	(20,571)	(33,298)	(5,999)	(21,000)	(80,868)
Net (loss) income attributable to common stockholders	(22,729)	(6,292)	36,135	(24,042)	(16,928)
Basic earnings (loss) per share
Continuing operations	(1.66)	2.34	3.78	(2.84)	(3.35)
Discontinued operations	(1.14)	(3.10)	0.01	0.23	1.40
Net (loss) income attributable to stockholders	(2.80)	(0.76)	3.79	(2.61)	(1.95)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	8,127	8,325	9,694	9,216	8,659
Diluted earnings (loss) per share
Continuing operations	(1.66)	2.34	3.70	(2.84)	(3.35)
Discontinued operations	(1.14)	(3.10)	0.01	0.23	1.40
Net (loss) income attributable to common stockholders	(2.80)	(0.76)	3.71	(2.61)	(1.95)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	8,127	8,325	9,910	9,216	8,659
2002
Revenues	$35,659	$36,830	$33,369	$41,969	$147,827
Gross profit	28,498	29,772	26,651	35,006	119,927
Net income from continuing operations	2,985	27,512	2,990	4,630	38,117
Net income	2,985	27,512	2,990	4,630	38,117
Net income attributable to common stockholders	428	24,946	37,374	4,630	67,378
Basic earnings (loss) per share
Continuing operations	0.05	2.43	0.19	0.34	3.20
Discontinued operations	—	—	—	—	—
Net income attributable to common stockholders	0.05	2.43	0.19	0.34	3.20
Weighted average shares outstanding used in computing basic earnings (loss) per share	9,338	10,440	11,959	13,591	11,676
Diluted earnings (loss) per share
Continuing operations	(0.84)	2.41	0.18	0.33	3.12
Discontinued operations	—	—	—	—	—
Net (loss) income attributable to common stockholders	(0.84)	2.41	0.18	0.33	3.12
Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,882	10,498	12,629	13,837	11,986

During the fourth quarter of 2002, the Company recorded a reduction of valuation allowances on net loss operating loss carryforwards in certain foreign subsidiaries, which resulted in a $495,000 reduction in the Company’s provision for income taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/s/ Michael J. Saylor

Name :	Michael J. Saylor
Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael J. Saylor	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2003

Michael J. Saylor

/s/ Eric F. Brown
	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2003
Eric F. Brown

/s/ Sanju K. Bansal
	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	March 13, 2003
Sanju K. Bansal

/s/ David B. Blundin
	Director	March 13, 2003
David B. Blundin

/s/ F. David Fowler
	Director	March 13, 2003
F. David Fowler

/s/ Jonathan J. Ledecky
	Director	March 13, 2003
Jonathan J. Ledecky

/s/ Carl J. Rickertsen
	Director	March 13, 2003
Carl J. Rickertsen

/s/ Stuart B. Ross
	Director	March 13, 2003
Stuart B. Ross

/s/ Ralph S. Terkowitz
	Director	March 13, 2003
Ralph S. Terkowitz

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Saylor, certify that:

1.	I have reviewed this annual report on Form 10-K of MicroStrategy Incorporated;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003	/s/ Michael J. Saylor

Michael J. Saylor
Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric F. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of MicroStrategy Incorporated;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003	/s/ Eric F. Brown

Eric F. Brown
President and Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNT
For the years ended December 31, 2000, 2001 and 2002
(in thousands)

Allowance for doubtful accounts

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period

31-Dec-00	3,329	10,129	(3,814)	9,644
31-Dec-01	9,644	4,014	(6,549)	7,109
31-Dec-02	7,109	(216)	(3,241)	3,652

(1) Reductions in/charges to revenues and expenses

INDEX TO EXHIBITS

Exhibit Number	Description

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

3.3

Certificate of Amendment to the registrant’s Amended and Restated Certificate of Incorporation, as amended, dated July 30, 2002 (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

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

4.1

Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

4.2

Indenture, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company relating to 7 ½% Series A Unsecured Notes (filed as Exhibit T3C to the registrant’s Form T-3 (File No. 022-22591) filed on October 25, 2001 and incorporated by reference herein).

4.3

First Amendment to Indenture, dated as of June 18, 2002, by and between the registrant and American Stock Transfer & Trust Company (filed as Exhibit T3C.2 to the registrant’s Amendment No. 1 to Form T-3 (File No. 022-22591) filed on June 20, 2002 and incorporated by reference herein).

Exhibit Number	Description

4.4

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

10.1

Amended and Restated 1996 Stock Plan of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.2

Amended and Restated 1997 Stock Option Plan for French Employees of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.3

1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4

Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5

1998 Employee Stock Purchase Plan of the registrant (filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.6

Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.7	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant.*

10.8	Stock Option Agreement, dated July 26, 2002, between Eric F. Brown and the registrant, providing for the grant of an incentive stock option.*

10.9	Stock Option Agreement, dated July 26, 2002, between Eric F. Brown and the registrant, providing for the grant of a nonstatutory stock option.*

10.10	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of an incentive stock option.*

10.11	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of a nonstatutory stock option.*

10.12	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option.*

10.13	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of a nonstatutory stock option.*

10.14	Stock Option Agreement, dated July 26, 2002, between Eduardo S. Sanchez and the registrant, providing for the grant of an incentive stock option.*

Exhibit Number	Description

10.15	Stock Option Agreement, dated July 26, 2002, between Eduardo S. Sanchez and the registrant, providing for the grant of a nonstatutory stock option.*

10.16

DSS Partner MicroStrategy Incorporated OEM Agreement, between the registrant and NCR Corporation (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.17

Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.18

First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.19	Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant.

10.20

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and among the registrant, Fisher Capital Ltd. and Wingate Capital Ltd. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.21

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and between the registrant and HFTP Investment L.L.C. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.22

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and between the registrant and Leonardo, L.P. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.23

Senior Promissory Note due July 31, 2003 issued by the registrant to Fisher Capital Ltd. on August 6, 2002 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.24

Senior Promissory Note due July 31, 2003 issued by the registrant to Wingate Capital Ltd. on August 6, 2002 (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.25

Senior Promissory Note due July 31, 2003 issued by the registrant to Leonardo, L.P. on August 6, 2002 (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.26

Senior Promissory Note due July 31, 2003 issued by the registrant to HFTP Investment L.L.C. on August 6, 2002 (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on August 8, 2002 and incorporated by reference herein).

10.27

Security Agreement, dated July 25, 2002, by and between the registrant and Bank of America (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

21.1	Subsidiaries of the registrant.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts and compensatory plans or arrangements.