Form 10-Q
period 2003-03-31
MICROSTRATEGY INC
filed 2003-05-13
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     The number of shares of the registrant’s class A common stock and class B common stock outstanding on May 1, 2003 was 9,494,884 and 4,616,252, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,929	$15,036
Restricted cash	6,193	6,173
Short-term investments	41	44
Accounts receivable, net	24,038	28,195
Prepaid expenses and other current assets	4,911	5,032
Deferred tax assets, net	269	495

Total current assets	57,381	54,975

Property and equipment, net	17,313	18,471
Goodwill and intangible assets, net	659	789
Capitalized software development costs, net	3,952	4,414
Deposits and other assets	1,147	1,224

Total assets	$80,452	$79,873

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$14,150	$15,267
Accrued compensation and employee benefits	8,413	11,352
Accrued interest	1,304	244
Accrued restructuring costs	4,033	5,222
Deferred revenue and advance payments	26,433	23,961
Notes payable	4,824	4,698
Net liabilities of discontinued operations	1,080	1,151

Total current liabilities	60,237	61,895

Deferred revenue and advance payments	1,783	1,381
Other long-term liabilities	2,153	2,402
Accrued restructuring costs	3,547	3,663
Notes payable	44,612	45,041

Total liabilities	112,332	114,382

Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 9,233 and 9,157 shares issued and outstanding, respectively	9	9
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 4,616 and 4,619 shares issued and outstanding, respectively	5	5
Additional paid-in capital	306,722	305,334
Deferred compensation	(4)	(17)
Accumulated other comprehensive income	2,733	2,170
Accumulated deficit	(341,345)	(342,010)

Total stockholders’ equity (deficit)	(31,880)	(34,509)

Total liabilities and stockholders’ equity (deficit)	$80,452	$79,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
Product licenses	$16,529	$14,498
Product support and other services	20,906	21,161

Total revenues	37,435	35,659

Cost of revenues:
Product licenses	790	521
Product support and other services	5,958	6,640

Total cost of revenues	6,748	7,161

Gross profit	30,687	28,498

Operating expenses:
Sales and marketing	12,683	12,470
Research and development	6,933	5,351
General and administrative	7,184	6,762
Restructuring and impairment charges	—	1,232
Amortization of intangible assets	130	965

Total operating expenses	26,930	26,780

Income from operations	3,757	1,718
Financing and other (expense) income:
Interest income	90	230
Interest expense, including discount amortization expense on notes payable of $973 and $0, respectively	(2,298)	(1,619)
Loss on investments	—	(289)
Reduction in estimated cost of litigation settlement	—	3,460
Gain on early extinguishment of notes payable	18	—
Other expense, net	(38)	(116)

Total financing and other (expense) income	(2,228)	1,666

Income before income taxes	1,529	3,384
Provision for income taxes	864	399

Net income	665	2,985

Dividends on and accretion of convertible preferred stock	—	(2,557)

Net income attributable to common stockholders	$665	$428

Basic earnings per share	$0.05	$0.05

Diluted earnings (loss) per share	$0.05	$(0.84)

Basic weighted average shares outstanding	13,788	9,338

Diluted weighted average shares outstanding	14,056	11,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income from continuing operations	$665	$2,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,477	3,493
Bad debt recovery	(144)	(461)
Net realized loss on sale and write-down of short-term investments	—	289
Decrease in estimated cost of litigation settlement	—	(3,460)
Non-cash charges and fees on Credit Facility	—	172
Discount amortization expense on notes payable	973	—
Other, net	(30)	411
Changes in operating assets and liabilities:
Accounts receivable	4,560	90
Prepaid expenses and other current assets	493	1,261
Deposits and other assets	2	(301)
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	(2,895)	(5,157)
Accrued restructuring costs	(1,305)	(341)
Deferred revenue and advance payments	2,912	704
Other long-term liabilities	(250)	(607)

Net cash provided by (used in) operating activities	7,458	(922)

Investing activities:
Purchases of property and equipment, net	(682)	(582)
Capitalized software development costs	—	(2,368)
Decrease in restricted cash	(1)	245

Net cash used in investing activities	(683)	(2,705)

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	97	565
Net cash payments under Credit Facility	—	(1,316)

Net cash provided by (used in) financing activities	97	(751)
Effect of foreign exchange rate changes on cash and cash equivalents	93	(234)

Net increase (decrease) in cash and cash equivalents from continuing operations	6,965	(4,612)
Net cash used in discontinued operations	(72)	(1,170)

Net increase (decrease) in cash and cash equivalents	6,893	(5,782)
Cash and cash equivalents, beginning of period	15,036	38,409

Cash and cash equivalents, end of period	$21,929	$32,627

Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$—	$93

Payment of series A redeemable convertible preferred stock dividends through the issuance of class A common stock	$—	$2,811

Early extinguishment of notes payable	$(1,276)	$—

Issuance of class A common stock in connection with early extinguishment of notes payable	$1,293	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2002, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of March 31, 2003, the Company had an accumulated deficit of $341.3 million and a working capital deficit of $2.9 million, including net liabilities of discontinued operations of $1.1 million. During the past two years, the Company has taken several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of its subsidiary, Strategy.com. Additionally, the Company has taken various actions to simplify its capital structure, including refinancing its preferred stock and repurchasing certain of its 7 ½% series A unsecured notes (Note 8). The Company continues to explore additional financing arrangements, which may include credit facilities, the sale of equity in MicroStrategy or other alternative financing sources for the Company. Any additional debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or the Company does not achieve revenues and generate cash flow at anticipated levels, it will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet the Company’s obligations to repay the approximately $5.2 million in principal and accrued interest on the promissory notes issued to former preferred stockholders on July 31, 2003 and to meet the Company’s working capital requirements and anticipated capital expenditures through the end of 2003.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company elected early adoption of the provisions of this statement. The adoption of this standard had no impact on the Company’s net income (loss) for the periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a company to recognize the fair value for guarantee and indemnification arrangements issued or modified by the company after December 31, 2002, if these arrangements are within the scope of the interpretation.  In addition, a company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred.  If a company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.  Software licenses granted by the Company contain standard indemnification provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party.  The Company does not have any historical experience of receiving requests for indemnification under these provisions and has not been required to make any material payments pursuant to these provisions.  Accordingly, the Company has not recorded a liability related to these indemnification provisions.  The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in its software licenses.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and has adopted the amendments to the disclosure provisions of SFAS No. 148.  The table in Note 10 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not have any controlling interest, contractual relationships or other business relationships with variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003.  The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

(3) Discontinued Operations

During 2001, the Company substantially curtailed the operations of its subsidiary, Strategy.com, and reduced its workforce to approximately 40 employees. On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services.  The historical consolidated financial statements of the Company reflect

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Strategy.com as a discontinued operation for all periods presented.  The net liabilities of Strategy.com included within net liabilities of discontinued operations as of March 31, 2003 and December 31, 2002 included accounts payable and accrued expenses of $1.1 million and $1.2 million, respectively.  The Company continues to assess the valuation of these liabilities and actual results and outcomes could differ from current estimates and assumptions.

(4) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	March 31, 2003	December 31, 2002

Billed and billable	$44,294	$49,688
Less: billed and unpaid deferred revenue	(17,843)	(17,841)

	26,451	31,847
Less: allowance for doubtful accounts	(2,413)	(3,652)

	$24,038	$28,195

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	March 31, 2003	December 31, 2002

Current:
Deferred product revenue	$1,713	$1,790
Deferred product support and other services revenue	41,565	38,876

	43,278	40,666
Less: billed and unpaid deferred revenue	(16,845)	(16,705)

	$26,433	$23,961

Non-current:
Deferred product revenue	$614	$663
Deferred product support and other services revenue	2,167	1,854

	2,781	2,517
Less: billed and unpaid deferred revenue	(998)	(1,136)

	$1,783	$1,381

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

(a) Securities Litigation

In 2000, the Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit. The Company entered into agreements to settle these lawsuits in 2000 and subsequently completed its distribution of consideration under these lawsuits during 2002.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Based on the terms of the settlement agreements, the Company established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a decline in the value of the Company’s class A common stock and a reduction in the estimated fair value of warrants to be issued in connection with the litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $3.5 million during the three months ended March 31, 2002.  No additional reductions were recorded during the three months ended March 31, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Three Months Ended March 31,

	2003	2002

Promissory notes	$—	$—
Class A common stock	—	(2,222)
Warrants	—	(1,238)

Reduction in estimated cost of litigation settlement	$—	$(3,460)

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement during 2002. As of March 31, 2003 and December 31, 2002, the Company’s remaining obligations relating to the litigation settlement were for accrued administration costs of $194,000 and $208,000, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  The Company’s claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial.  The trial is scheduled to commence on October 15, 2003.  The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office. The outcome of this litigation is not presently determinable and as such the Company is currently

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

unable to estimate a potential range of gain or loss, if any, relating to these actions.  Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(7) Redeemable Convertible Preferred Stock

As a result of the refinancing of its series B, C and D preferred stock in August 2002 for cash, promissory notes, class A common stock and series F preferred stock, and the subsequent conversions of its series F preferred stock during the latter half of 2002 into shares of class A common stock, the Company did not have any outstanding shares of preferred stock during the first quarter of 2003.  Accordingly, the Company did not accrue or pay any preferred stock dividends during the three months ended March 31, 2003.  Prior to the August 2002 refinancing transaction, the Company accrued dividends on its outstanding shares of preferred stock in accordance with terms stipulated in the preferred stock agreements.  For the three months ended March 31, 2002, the Company accrued aggregate dividends of $2.0 million on its preferred stock and paid aggregate preferred stock dividends valued at $2.8 million through the issuance of 75,672 shares of class A common stock in lieu of cash.  Additionally, for the three months ended March 31, 2002, the Company recorded accretion on its preferred stock of $566,000 to accrete the carrying value of its series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on its series D preferred stock.

(8) Notes Payable and Borrowings

The following summarizes the Company’s notes payable as of, (in thousands):

	March 31, 2003			December 31, 2002

	Principal Amount	Discount	Carrying Value	Principal Amount	Discount	Carrying Value

7 1/2% series A unsecured notes	$61,534	$(16,922)	$44,612	$63,295	$(18,254)	$45,041
Promissory notes issued to former preferred stockholders	5,000	(176)	4,824	5,000	(302)	4,698

	$66,534	$(17,098)	$49,436	$68,295	$(18,556)	$49,739

Classified as:
Current notes payable			$4,824			$4,698
Long-term notes payable			44,612			45,041

			$49,436			$49,739

(a)  7 ½% Series A Unsecured Notes

Pursuant to settlement agreements relating to the Company’s class action litigation, the Company issued to class members, among other consideration, an aggregate principal amount of $80.3 million of its 7 ½% series A unsecured notes.  The notes mature on June 24, 2007 and bear interest at a rate of 7.5% per annum, payable semi-annually.  Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on these notes at the time of issuance.  The discount is being amortized to interest expense over the term of such notes, using the effective interest method.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest charges on the 7 ½% series A unsecured notes began accruing on the settlement hearing date of April 2, 2001.  For the three months ended March 31, 2003 and 2002, total interest expense on the 7 ½% series A unsecured notes was $2.0 million and $1.5 million, respectively, including stated interest expense of $1.2 million and $1.5 million, respectively, and discount amortization expense of $847,000 and $0, respectively.

The Company has the right, at any time prior to the June 24, 2007 maturity date, to prepay its 7 ½% series A unsecured notes in full, or to mandatorily convert these notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s class A common stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The Company may also repurchase, convert or redeem a portion of the outstanding notes so long as the combination of redemptions, conversions and repurchases does not reduce the total outstanding principal amount of the notes below 60% of the original $80.3 million principal amount of the notes, or approximately $48.2 million, unless all of the remaining outstanding notes are redeemed or converted by the Company. Upon maturity, the outstanding principal balance of the promissory notes will become due. During the first quarter of 2003, the Company repurchased promissory notes with an aggregate principal amount of $1.8 million in exchange for 56,053 shares of class A common stock.  The carrying value of the extinguished promissory notes plus accrued and unpaid interest of $1.3 million in aggregate was substantially equal to the fair value of the consideration transferred to the holders of such promissory notes.

During April 2003, the Company repurchased additional promissory notes with an aggregate principal amount of $8.5 million in exchange for 261,757 shares of class A common stock. As a result of this repurchase, the Company will record a loss during the second quarter of 2003 on the early extinguishment of notes payable in the amount of $858,000 equal to the excess of the fair value of the consideration transferred to the holders of the promissory notes of $7.3 million over the carrying value of such extinguished promissory notes plus accrued and unpaid interest of $6.4 million in aggregate.  Because the Company repurchased promissory notes on several occasions during 2002 and 2003 and may continue to seek arrangements to repurchase promissory notes in the future, management determined that the extinguishments were not infrequent in occurrence and, therefore, concluded that the extinguishments would not be presented as extraordinary items in the accompanying consolidated statement of operations.  Through April 2003, the Company has repurchased approximately 34% of the original principal amount of the notes.

(b)  Promissory Notes Issued to Former Preferred Stockholders

In connection with the refinancing of its series B, C and D preferred stock in August 2002, the Company issued to preferred stockholders, among other consideration, $5.0 million in promissory notes which mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually.  Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on these promissory notes at the time of issuance.  The discount is being amortized to interest expense over the term of such promissory notes, using the effective interest method.

For the three months ended March 31, 2003, total interest expense on the promissory notes issued to former preferred stockholders was $217,000, including stated interest expense of $91,000 and discount amortization expense of $126,000.

(c)  Borrowings

In July 2002, the Company entered into a letter of credit security agreement (the “Security Agreement”) with Bank of America.  Under the Security Agreement, Bank of America has issued letters of credit for the benefit of the Company which are currently secured by restricted cash equal to the balance of outstanding letters of credit of $5.6 million.  Prior to entering into the Security Agreement, the Company had a loan and security agreement (the “Credit Facility”) with Foothill Capital, a subsidiary of Wells Fargo Bank, which provided for aggregate borrowing capacity of up to $30 million, including a $5 million maintenance receivables backed sub-facility, subject to specified borrowing base

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

limitations based on eligible maintenance receivables.  During the three months ended March 31, 2002, the Company made payments under the Credit Facility of $2.3 million which were offset by cash advances of $1.0 million.

(9) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity (deficit) as accumulated other comprehensive income.

Comprehensive income for the three months ended March 31, 2003 and 2002, respectively, is calculated as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$665	$2,985
Foreign currency translation adjustment	565	115
Unrealized loss on short-term investments, net of applicable taxes	—	(117)

Comprehensive income	$1,230	$2,983

(10) Earnings (Loss) Per Share and Pro Forma Loss per Share

(a)  Basic and diluted earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended March 31, 2003			Three months ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$665			$2,985
Dividends on and accretion of convertible preferred stock	—			(2,557)

Net income attributable to common stockholders	665			428
Effect of common stock:
Weighted average shares of class A common stock	—	9,172		—	4,685
Weighted average shares of class B common stock	—	4,616		—	4,653

Basic earnings per share	665	13,788	$0.05	428	9,338	$0.05

Effect of dilutive securities:
Series C preferred stock	—	—		(4,957)	1,050
Series B preferred stock	—	—		(4,585)	1,250
Series A preferred stock	—	—		(894)	244
Employee stock options	—	268		—	—

Diluted earnings (loss) per share	$665	14,056	$0.05	$(10,008)	11,882	$(0.84)

The numerator in the diluted loss per share calculation for the three months ended March 31, 2002 has been adjusted to add a $10.4 million loss on conversion on the series C, series B and series A preferred stock that would have resulted assuming settlement at the end of the period as required by the share settlement method.

The diluted loss per share calculation for the three months ended March 31, 2002 excludes series D preferred stock, which was convertible into 290,220 shares of class A common stock, because its effect would have been anti-dilutive.  Employee stock options of 267,503 for the three months ended March 31, 2002 have also been excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

(b)  Pro forma basic and diluted loss per share

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation expense had been recorded based on the fair value at the grant dates for awards under the stock option and purchase plans as set forth in SFAS No. 123, ‘‘Accounting for Stock-based Compensation,’’ the Company’s net income attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,

	2003	2002

Net income attributable to common stockholders, as reported	$665	$428
Stock-based employee compensation expense under fair value based method	(3,496)	(2,443)

Pro forma net loss	$(2,831)	$(2,015)

Basic net income per share, as reported	$0.05	$0.05

Diluted net income (loss) per share, as reported	$0.05	$(0.84)

Basic net loss per share, pro forma	$(0.21)	$(0.22)

Diluted net loss per share, pro forma	$(0.21)	$(0.22)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during the three months ended March 31, 2003 and 2002, respectively: volatility factors of 97% and 127%, risk-free interest rates of 3% and 4%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the three months ended March 31, 2003 and 2002, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 97% and 127%, risk free interest rates of 3% and 4%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three months ended March 31, 2003 and 2002 are $18.18 and $22.71, respectively.

(11) Segment Information

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

The following summary discloses total revenues and long-lived assets relating to the Company’s geographic regions (in thousands):

	Domestic	International	Consolidated

Three Months Ended March 31, 2003
Total license and service revenues	$24,051	$13,384	$37,435
Long-lived assets	21,028	2,043	23,071
Three Months Ended March 31, 2002
Total license and service revenues	$23,367	$12,292	$35,659
Long-lived assets	32,315	2,338	34,653

Transfers relating to intercompany software fees from international to domestic operations of $5.0 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2003 and 2002, no individual customer accounted for 10% or more of consolidated total revenue.

(12) Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a greater emphasis on indirect sales, a reduction of the Company’s workforce, and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

On a quarterly basis, the Company assesses the adequacy of its restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space during the first quarter of 2002, the Company updated its accrued restructuring costs by recording additional sublease losses of $1.2 million for the three months ended March 31, 2002.  No additional restructuring charges were recorded for the three months ended March 31, 2003.

The following table sets forth a summary of the accrued restructuring costs as of March 31, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	Q1 2003 Cash Payments	Adjustments for Q1 2003	Accrued Restructuring Costs at March 31, 2003

Estimated sublease losses and other facility closing costs	$8,589	$(1,289)	$135	$7,435
Terminations of computer and equipment leases	152	(16)	(17)	119
Accrual for professional fees	144	—	(118)	26

Total accrued restructuring costs	$8,885	$(1,305)	$—	$7,580

As of March 31, 2003, unpaid amounts of $4.0 million and $3.6 million were classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Remaining cash expenditures relating to fees incurred for professional services will be substantially paid during the second quarter of 2003. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 204,000 square feet of vacant office space with the following lease expiration dates:  78,000 square feet expire in June 2003; 49,000 square feet expire in September 2003; 46,000 square feet expire in August 2006; and 31,000 square feet expire in February 2009.  Prior to the first quarter of 2003, 101,000 square feet had been subleased.  During March 2003, a sublease for approximately 23,000 square feet expired.  As a result, as of March 31, 2003, the Company had 78,000 square feet of office space which had been subleased.  All of the subleased space relates to leases that will expire in June 2003 and September 2003.  The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $7.6 million at March 31, 2003 represents $12.8 million in gross lease obligations plus $1.7 million of estimated commissions, concessions, and other costs, offset by $6.9 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to estimated sublease commission costs, sub-tenant concession costs, sublease rental income, and the estimated length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company is also considering terminating certain leases early. Except for estimated sublease losses and the payment of other accrued facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates, particularly estimates relating to revenue recognition, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, income taxes, and financing operations.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.  For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2002.  Since December 31, 2002, there have been no significant changes to our critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended March 31,

	2003	2002

Statements of Operations Data
Revenues:
Product licenses	44.2%	40.7%
Product support and other services	55.8	59.3

Total revenues	100.0	100.0

Cost of revenues:
Product licenses	2.1	1.5
Product support and other services	15.9	18.6

Total cost of revenues	18.0	20.1

Gross profit	82.0	79.9

Operating expenses:
Sales and marketing	33.9	35.0
Research and development	18.5	15.0
General and administrative	19.2	19.0
Restructuring and impairment charges	—	3.4
Amortization of intangible assets	0.3	2.7

Total operating expenses	71.9	75.1

Income from operations	10.1	4.8
Financing and other (expense) income:
Interest income	0.2	0.6
Interest expense	(6.1)	(4.5)
Loss on investments	—	(0.8)
Reduction in estimated cost of litigation settlement	—	9.7
Gain on early extinguishment of notes payable	0.0	—
Other expense, net	(0.1)	(0.3)

Total financing and other (expense) income	(6.0)	4.7

Income before income taxes	4.1	9.5
Provision for income taxes	2.3	1.1

Net income	1.8	8.4

Dividends on and accretion of convertible preferred stock	—	(7.2)

Net income attributable to common stockholders	1.8%	1.2%

Comparison of the Three Months Ended March 31, 2003 and 2002

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $35.7 million to $37.4 million for the three months ended March 31, 2002 and 2003, respectively, representing an increase of 5.0%.

Product Licenses Revenues. Product licenses revenues increased from $14.5 million to $16.5 million for the three months ended March 31, 2002 and 2003, respectively, representing an increase of 14.0%.  The increase in product licenses revenues is attributable to our continued focus on licensing core business intelligence software, an increase in our sales force to further our presence in the business intelligence market, and an increase in the average size of our product license transactions from $69,000 in the first quarter of 2002 to $90,000 in the first quarter of 2003.  During the first quarter of 2003, we had four product license transactions in excess of $1.0 million.  During the comparable period in 2002, we had one product license transaction in excess of $1.0 million.  The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis.  Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. Product support and other services revenues decreased from $21.2 million to $20.9 million for the three months ended March 31, 2002 and 2003, respectively, representing a decrease of 1.2%. The overall decrease in product support and other services revenues was primarily attributable to a 27.1% decrease in revenues from consulting and education services, offset by a 19.7% increase in revenues from technical support services.  Although there continues to be a global economic slowdown in information technology spending, our customers are continuing to invest in our product offerings; however, customers are decreasing their spending on our consulting and education offerings.  Revenues from technical support services have increased as a result of an ongoing increase in our installed base of software licenses under technical support contracts in addition to our high renewal rates of such contracts.  As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues increased from $12.3 million to $13.4 million for the three months ended March 31, 2002 and 2003, respectively, representing an increase of 8.9%. International product licenses revenues increased from $5.2 million to $5.4 million for the three months ended March 31, 2002 and 2003, respectively, representing an increase of 4.5%. The increase in international product licenses revenues was primarily attributable to an 11.3% positive foreign currency impact, offset by a decline, after adjusting for foreign currency fluctuations, in product licenses revenues of 6.8%, which was primarily attributable to the global economic slowdown in information technology spending. International product support and other services revenues increased from $7.1 million to $8.0 million for the three months ended March 31, 2002 and 2003, respectively, representing an increase of 12.0%. The increase was the result of a 10.9% positive foreign currency impact and a 1.1% increase in product support and other service revenues, after adjusting for foreign currency fluctuations.  International product support and other services revenues, after adjusting for foreign currency fluctuations, included a 26.8% increase in revenues from technical support services, offset by a 22.4% decrease in revenues from consulting and education services.  As a percentage of total revenues, international revenues were 34.5% and 35.8% for the three months ended March 31, 2002 and 2003, respectively. As positive foreign currency impacts may not occur in future periods, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in the first quarter of 2003. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. Cost of product licenses revenues increased from $521,000 to $790,000 for the three months ended March 31, 2002 and 2003, respectively.  As a percentage of product licenses revenues, cost of product licenses revenues increased from 3.6% to 4.8% for the three months ended March 31, 2002 and 2003, respectively. The increase in cost of product licenses revenues was primarily due to an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002 and MicroStrategy Web Universal in November 2002.

Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. Cost of product support and other services revenues decreased from $6.6 million to $6.0 million, or 10.3%, for the three months ended March 31, 2002 and 2003, respectively. The decrease was comprised of a 14.9% decrease in costs, discussed further below, offset by a 4.6% unfavorable impact on fluctuations in foreign currency exchange rates.  As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 31.4% to 28.5% for the three months ended March 31, 2002 and 2003, respectively. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost ratio”) was primarily due to a decrease in our consulting and education staffing levels by approximately 12% in the first quarter of 2003 as compared to the first quarter of 2002 as we continue to align our resources with our current revenue and expense streams.  The decrease in services cost ratio was also attributable to improved utilization of consulting personnel and an increase in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services.

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $12.5 million to $12.7 million, or 1.7%, for the three months ended March 31, 2002 and 2003, respectively.  The increase was comprised of a 4.4% unfavorable impact on fluctuations in foreign currency exchange rates, offset by a 2.7% decrease in costs.   Staffing levels for sales and marketing personnel increased by approximately 16% in the first quarter of 2003 as compared to the first quarter of 2002; however, the increase in staffing levels did not have a significant impact on our overall cost structure. The decline in sales and marketing expense as a percentage of total revenues was primarily attributable to the increase in revenues, discussed above.  We expect sales and marketing expenses may increase in future periods if our planned expansion of our sales force continues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $5.4 million to $6.9 million for the three months ended March 31, 2002 and 2003, respectively.  As a percentage of total revenues, research and development expenses increased from 15.0% to 18.5% for the three months ended March 31, 2002 and 2003, respectively.  The increase in research and development expenses was attributable to the reduction of capitalized software development costs in the first quarter of 2003 as compared to the first quarter of 2002, as discussed further below.  The increase in research and development expenses was offset by a decrease in costs resulting from a reduction in staffing levels of our research and development personnel during the first quarter of 2003. Staffing levels of our research and development personnel were lower by approximately 7% in the first quarter of 2003 as compared to the first quarter of 2002.

During the three months ended March 31, 2003, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we did not capitalize any software development costs associated with the development of our new business intelligence products. During the three months ended March 31, 2002, we capitalized $2.4 million of software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2.  Software development costs of a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product has been completed. These capitalized software costs are amortized over the estimated product life of approximately three years. Amortization expense related to software development costs was $462,000 and $179,000 for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, our research and development engineering resources were allocated to the following major projects: 24% to our MicroStrategy 7i product, 8% to our Narrowcast Server 7.2 product, 32% to our Unix products, 11% to our non-core business intelligence projects, Angel.com and Alarm.com, and 25% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses increased 6.2% from $6.8 million to $7.2 million for the three months ended March 31, 2002 and 2003, respectively.  As a percentage of total revenues, general and administrative expenses increased from 19.0% to 19.2% for the three months ended March 31, 2002 and 2003, respectively. General and administrative expenses increased primarily due to normal annual increases in salaries and benefits and other costs, while staffing levels of our general and administrative personnel remained relatively flat during the comparable periods.  The overall increase in general and administrative expenses was partially offset by a decrease in external legal and consulting fees.

Restructuring and Impairment Charges. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce, and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space during the first quarter of 2002, we updated our accrued restructuring costs by recording additional sublease losses of $1.2 million for the three months ended March 31, 2002. No additional restructuring charges were recorded for the three months ended March 31, 2003.

The following table sets forth a summary of the accrued restructuring costs as of March 31, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	Q1 2003 Cash Payments	Adjustments for Q1 2003	Accrued Restructuring Costs at March 31, 2003

Estimated sublease losses and other facility closing costs	$8,589	$(1,289)	$135	$7,435
Terminations of computer and equipment leases	152	(16)	(17)	119
Accrual for professional fees	144	—	(118)	26

Total accrued restructuring costs	$8,885	$(1,305)	$—	$7,580

Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 204,000 square feet of vacant office space with the following lease expiration dates:  78,000 square feet expire in June 2003; 49,000 square feet expire in September 2003; 46,000 square feet expire in August 2006; and 31,000 square feet expire in February 2009.  Prior to the first quarter of 2003, 101,000 square feet had been subleased.  During March 2003, a sublease for approximately 23,000 square feet expired.  As a result, as of March 31, 2003, we had 78,000 square feet of office space which had been subleased.  All of the subleased space relates to the leases that will expire in June 2003 and September 2003.  The remaining vacant office space is currently being marketed for sublease. The accrual for estimated computer, equipment and real estate losses of $7.6 million at March 31, 2003 represents $12.8 million in gross lease obligations plus $1.7 million of estimated commissions, concessions, and other costs, offset by $6.9 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to estimated sublease commission costs, sub-tenant concession costs, sublease rental income, and the estimated length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms.  For example, if our estimates relating to sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $860,000 higher or lower.  We are also considering terminating certain leases early. Except for estimated sublease losses and the payment of other accrued facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

Amortization of Intangible Assets.   Amortization of intangible assets decreased from $965,000 to $130,000 for the three months ended March 31, 2002 and 2003, respectively. The decrease in amortization expense was primarily attributable to the impairment charge of $1.4 million recorded in the fourth quarter of 2002 to write-off our Teracube intangible asset which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project.  Additionally, certain intangible assets that had been amortized during the first quarter of 2002 were fully amortized by the end of 2002.

Interest Income. Interest income decreased from $230,000 to $90,000 for the three months ended March 31, 2002 and 2003, respectively. The decline in interest income was primarily attributable to lower average cash balances during the first quarter of 2003 compared to the first quarter of 2002.

Interest Expense. Interest expense increased from $1.6 million to $2.3 million for the three months ended March 31, 2002 and 2003, respectively. The increase in interest expense was primarily attributable to discount amortization expense on notes payable of $973,000 related to the 7 ½% series A unsecured notes and the promissory notes issued to former preferred stockholders during the third quarter of 2002.  The increase in interest expense was partially offset by a decline in stated interest charges on the 7 ½% series A unsecured notes resulting from aggregate repurchases of $18.8 million of principal on such notes between July 2002 and March 2003.

Loss on Investments. Loss on investments decreased from $289,000 to $0 for the three months ended March 31, 2002 and 2003, respectively. This decline was primarily attributable to the decline in our average short-term investment holdings during the first quarter of 2003 compared to the first quarter of 2002.

Reduction in Estimated Cost of Litigation Settlement. In 2000, we entered into agreements to settle a private securities class action lawsuit and the shareholder derivative lawsuit.  During 2002, we completed our distribution of consideration under these lawsuits.

Based on the terms of the settlement agreements, we established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, we updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a decline in the value of our class A common stock and a reduction in the estimated fair value of warrants to be issued in connection with the litigation settlement, we recorded an aggregate reduction in the provision for the litigation settlement of $3.5 million during the three months ended March 31, 2002.  No additional reductions were recorded during the three months ended March 31, 2003.  The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Three Months Ended March 31,

	2003	2002

Promissory notes	$—	$—
Class A common stock	—	(2,222)
Warrants	—	(1,238)

Reduction in estimated cost of litigation settlement	$—	$(3,460)

We are involved in lawsuits with Business Objects, S.A. relating to claims involving patent infringement and other intellectual property claims.  We are currently unable to estimate the potential range of gain or loss, if any, and as such the outcome of this litigation is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Gain on Early Extinguishment of Notes Payable. We have the right, at any time prior to the June 24, 2007 maturity date, to prepay our 7 ½% series A unsecured notes in full or to mandatorily convert these notes into shares of class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the stock on the Nasdaq National Market for the ten trading days ending two days prior to the date that written notice of conversion has been given. The Company may also repurchase, convert or redeem a portion of the outstanding notes so long as the combination of redemptions, conversions and repurchases does not reduce the total outstanding principal amount of the notes below 60% of the original $80.3 million principal amount of the notes, or approximately $48.2 million, unless all of the remaining outstanding notes are redeemed or converted by us. Upon maturity, the outstanding principal balance of the promissory notes will become due. During the first quarter of 2003, we repurchased promissory notes with an aggregate principal amount of $1.8 million in exchange for 56,053 shares of class A common stock. The carrying value of the extinguished promissory notes plus accrued and unpaid interest of $1.3 million in aggregate was substantially equal to the fair value of the consideration transferred to the holders of such promissory notes.

During April 2003, we repurchased additional promissory notes with an aggregate principal amount of $8.5 million in exchange for 261,757 shares of class A common stock. As a result of this repurchase, we will record a loss during the second quarter of 2003 on the early extinguishment of notes payable in the aggregate amount of $858,000 equal to the excess of the fair value of the consideration transferred to the holders of the promissory notes of $7.3 million over the carrying value of such extinguished promissory notes plus accrued and unpaid interest of $6.4 million in aggregate.  Through April 2003, we have repurchased approximately 34% of the original principal amount of the notes.

Other Expense, net.  Other expense, net includes gains and losses on foreign currency transactions, gains on the reduction in the carrying value of warrants issued in connection with the litigation settlement, and losses from disposals of property and equipment and certain other assets held for sale. Other expense, net decreased from $116,000 to $38,000 for the three months ended March 31, 2002 and 2003, respectively.

Provision for Income Taxes. During the three months ended March 31, 2002 and 2003, we recorded income tax expense of $399,000 and $864,000, respectively.  The provision for income taxes is primarily related to foreign jurisdictions where we are profitable, withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries. During the three months ended March 31, 2002 and 2003, we utilized net operating loss carryforwards (“NOL’s”) in the United States and in certain foreign subsidiaries, which had the effect of reducing our effective tax rate and related tax expense.  During the first quarter of 2003, the use of NOL’s was offset by an increase in withholding taxes paid in foreign jurisdictions that could not be offset against current taxes and a decrease in our net deferred tax assets since December 31, 2002. We expect that our domestic NOL’s will offset the majority of any domestic taxable income we may generate for the foreseeable future. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income.

Dividends on and Accretion of Convertible Preferred Stock. During the three months ended March 31, 2002, we recorded aggregate preferred stock dividends and accretion of $2.6 million. Additionally, during the three months ended March 31, 2002, we paid aggregate preferred stock dividends valued at $2.8 million through the issuance of 75,672 shares of class A common stock in lieu of cash.  During the first quarter of 2003, we did not have any outstanding shares of preferred stock.  Accordingly, we did not accrue or pay any preferred stock dividends or record any accretion during the three months ended March 31, 2003.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $28.2 million as of March 31, 2003 compared to $25.3 million as of December 31, 2002.  The increase in deferred revenue and advance payments was attributable to an ongoing increase in our installed base of software licenses under technical support contracts, in addition to our high renewal rates of such contracts during the first quarter of 2003.  The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and maintenance contracts.  We expect to recognize approximately $26.4 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments and on-going collection of our accounts receivable. On March 31, 2003 and December 31, 2002, we had $28.2 million and $21.3 million of cash, cash equivalents, and short-term investments, respectively, of which $6.2 million was restricted cash as of March 31, 2003 and December 31, 2002.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Twelve months ending March 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Restructuring-related obligations:
Leases (1)	$4,007	$1,187	$1,035	$628	$364	$333	$7,554
Other	26	—	—	—	—	—	26

Restructuring-related obligations, net	4,033	1,187	1,035	628	364	333	7,580

Other obligations:
Principal and interest on 7 1/2% series A unsecured promissory notes (2)	4,705	4,615	4,615	4,615	63,764	—	82,314
Principal and interest due on promissory notes issued to former preferred stockholders	5,186	—	—	—	—	—	5,186
Operating leases	9,367	8,509	7,605	6,249	5,782	12,211	49,723

Other obligations	19,258	13,124	12,220	10,864	69,546	12,211	137,223

Total contractual cash obligations	$23,291	$14,311	$13,255	$11,492	$69,910	$12,544	$144,803

(1)

Restructuring-related lease obligations include estimated concessions, commission payments and other costs associated with marketing our idle space for sublease of $1.7 million and are reflected net of estimated sublease income of $6.9 million. Total gross restructuring-related lease obligations are $12.8 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

(2)

The principal and interest obligation on the 7 ½% series A unsecured notes may be reduced if we exercise our right to repurchase or prepay the promissory notes or convert the promissory notes into shares of class A common stock prior to their June 24, 2007 maturity date.  This table reflects our contractual obligations as of March 31, 2003.  During April 2003, we repurchased an additional aggregate principal amount of $8.5 million of our 7 ½% series A unsecured notes in exchange for an aggregate of 261,757 shares of our class A common stock.  As a result of this repurchase, our obligation for principal and interest under these notes has been reduced by $11.4 million, consisting of $8.5 million of principal and $2.9 million of cumulative interest over the remaining term on such notes.  In addition, we may elect to settle the 7 ½% series A unsecured notes in cash or common stock. If we elect to settle these securities in common stock, we would no longer be obligated to pay the remaining $61.5 million principal amount of the 7 ½% series A unsecured notes in June 2007.  The 7 ½% series A unsecured notes are discussed more fully below.

Operating Activities

Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2003 as compared to net cash used in operating activities of $922,000 for the three months ended March 31, 2002.  The change was primarily attributable to a reduction in accounts receivable resulting from improved cash collections from customers and a decrease in cash used for payment of accounts payable, accrued expenses, and accrued compensation.  The cash flow improvements in operating results also reflect the effect of the restructuring actions undertaken in 2001 and 2000.

Investing Activities

Net cash used in investing activities was $683,000 and $2.7 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease in net cash used in investing activities was primarily attributable to the decrease in capitalized software development costs, as discussed above.

Financing Activities

Net cash provided by financing activities was $97,000 for the three months ended March 31, 2003 as compared to net cash used in financing activities of $751,000 for the three months ended March 31, 2002.  This change was primarily due to net cash payments of $1.3 million under our previous credit facility with Foothill Capital Corporation in the 2002 period.

In connection with the refinancing of our series B, C and D preferred stock in August 2002, we issued to preferred stockholders, among other consideration, $5.0 million in promissory notes with a carrying value of $4.5 million at the time of issuance.  The promissory notes mature on July 31, 2003 and bear interest at a rate of 7.5% per annum, payable semi-annually.  Dividends that would have otherwise accrued at a rate of 12.5% per annum on the series B preferred stock and the series C preferred stock were eliminated as a result of the refinancing transaction in August 2002. As a result, we expect to save $7.6 million in dividends per year that would have otherwise been paid in cash or in shares of class A common stock.

Pursuant to settlement agreements relating to our class action litigation, we issued to class members, among other consideration, an aggregate principal amount of $80.3 million of our 7 ½% series A unsecured notes with a carrying value of $55.0 million at the time of issuance.  The notes mature on June 24, 2007 and bear interest at a rate of 7.5% per annum, payable semi-annually.  During 2002, we repurchased $17.0 million face value worth of our 7 ½% series A unsecured notes.  During the first quarter of 2003, we repurchased an additional $1.8 million face value worth of these notes.  During April 2003, we repurchased an additional $8.5 million face value worth of these notes.  As a result of these repurchases, we expect to make semi-annual interest payments of approximately $2.0 million in 2003 and through maturity, under the terms of the promissory notes, based on the outstanding principal amount of $53.0 million as of April 30, 2003.  The next semi-annual interest payment is due on June 24, 2003.

As discussed above, we have taken various actions to realign our cost structure to better match our expected revenues including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of Strategy.com. Additionally, we have taken various actions to simplify our capital structure, including refinancing our preferred stock and repurchasing certain of our 7 ½% series A unsecured notes (Note 8). We continue to explore additional financing arrangements, which may include credit facilities, the sale of equity in MicroStrategy or other financing sources. Any additional debt or equity financing may not be available on acceptable terms. If financing is not available on acceptable terms and/or we do not achieve revenues and generate cash flow at anticipated levels, we will need to take further actions to reduce costs in order to improve results from operations. Management believes that existing cash and cash anticipated to be generated internally by operations, if any, will be sufficient to meet our obligations to repay the approximately $5.2 million in principal and accrued interest on the promissory notes issued to former preferred stockholders on July 31, 2003 and to meet our working capital requirements and anticipated capital expenditures through the end of 2003. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 changes guidance related to the reporting of gains and losses from extinguishment of debt as extraordinary items and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We elected early adoption of the provisions of this statement. The adoption of this standard had no impact on our net income (loss) for the periods presented.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the guidance in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a company to recognize the fair value for guarantee and indemnification arrangements issued or modified by the company after December 31, 2002, if these arrangements are within the scope of the interpretation.  In addition, a company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred.  If a company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.  Our software licenses contain standard indemnification provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party.  We do not have any historical experience of receiving requests for indemnification under these provisions and have not been required to make any material payments pursuant to these provisions.  Accordingly, we have not recorded a liability related to these indemnification provisions.  We do not have any guarantees or indemnification arrangements other than the indemnification clause in our software licenses.  The adoption of this standard did not have a material effect on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have accounted for stock-based employee compensation using the intrinsic value method under APB No. 25 and have adopted the amendments to the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with variable interest entities and therefore the adoption of this standard did not have any effect on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003.  We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2003 and for the year ended December 31, 2002; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. For the years ended December 31, 2001 and 2000, we incurred net losses of $80.9 million and $261.3 million, respectively. As of March 31, 2003, our accumulated deficit was $341.3 million. If operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•

the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in non-cash discount amortization expense and non-cash gains or losses on the early extinguishment of notes payable;

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $28.2 million as of March 31, 2003. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

The issuance of class A common stock upon a conversion of our 7 ½% series A unsecured notes could result in a substantial number of additional shares of class A common stock being issued

As of May 1, 2003, we had outstanding $53.0 million principal amount of our 7 ½% series A unsecured notes as part of a class action litigation settlement. We have the option at any time prior to the June 24, 2007 maturity date of the notes, subject to certain limitations, to convert the notes into a number of shares of class A common stock equal to the principal amount of the notes being converted divided by 80% of the dollar-volume weighted average trading price of the class A common stock over a ten-day period preceding our delivery of a notice of conversion, which could result in a substantial number of shares of class A common stock being issued. For example, if the conversion price of the notes were based on the dollar-volume weighted average trading price of the class A common stock during the 10 trading days ending May 1, 2003, we would be obligated to issue 2,221,374 shares of class A common stock if we elected to convert the remaining notes. In addition, if we elect to convert the notes at prices that would result in the issuance of shares with a market value in excess of the value of the notes reflected on our balance sheet, we would incur a non-cash charge to earnings at the time of conversion equal to the amount of such excess, and this charge could be substantial. The issuance of a substantial number of shares of class A common stock upon future conversions of the notes may result in substantial dilution to the interests of holders of class A common stock and may result in downward pressure on the price of our class A common stock.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 126,000 square feet of space that is unoccupied. We established a restructuring reserve of $7.6 million related to the costs of disposition of this space as of March 31, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $6.9 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2003, holders of our class B common stock owned or controlled 4,616,252 shares of class B common stock, or 82.9% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 44,142 shares of class A common stock and 3,709,022 shares of class B common stock, or 66.7% of the total voting power, as of May 1, 2003. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, channel partners accounted for, directly or indirectly, approximately 23.2%, 27.3%, 35.4% and 45.0% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  Our claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial.  The trial is scheduled to commence on October 15, 2003.  We are seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 35.8%, 36.0%, 33.8% and 25.6% of our total revenues for the three months ended March 31, 2003 and for the years ended December 31, 2002, 2001 and 2000, respectively. Our international operations require significant management attention and financial resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2003, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 2003, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues grew from 34.5% for the three months ended March 31, 2002 to 35.8% for the three months ended March 31, 2003 primarily as a result of positive exchange rate fluctuations. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser and a system and method of adapting automatic output of OLAP reports to disparate user output devices. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act.  As a result of pre-trial rulings, certain of these claims were dismissed.  The Company’s claims for tortious interference and misappropriation of trade secrets are expected to proceed to trial.  The trial is scheduled to commence on October 15, 2003.  The Company is seeking monetary damages and injunctive relief. The patent claims have been stayed pending the conclusion of reexamination proceedings before the United States Patent & Trademark Office.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Exchange of 7 ½% Series A Unsecured Notes

During the first quarter of 2003, the Company repurchased an aggregate principal amount of approximately $1.8 million of its 7½% series A unsecured notes in exchange for an aggregate of 56,053 shares of class A common stock.  Since January 1 2003, the Company has repurchased an aggregate principal amount of approximately $10.3 million of its 7½% series A unsecured notes in exchange for an aggregate of 317,810 shares of class A common stock.  The class A common stock issued in these repurchase transactions was issued in reliance on the exemption from registration under the Securities Act provided by Section 3(a)(9) thereunder.  No underwriters were involved in the foregoing issuance of securities.

ITEM 5. OTHER INFORMATION

On May 5, 2003, MicroStrategy Chairman and Chief Executive Officer, Michael J. Saylor, caused to be filed a Form 144 (Notice of Proposed Sale of Securities) indicating the intent to sell up to 300,000 shares of class A common stock beneficially owned by him. On May 9, 2003, MicroStrategy Vice Chairman, Executive Vice President and Chief Operating Officer, Sanju K. Bansal, caused to be filed a Form 144 indicating the intent to sell up to 70,000 shares of class A common stock beneficially owned by him. Messrs. Saylor and Bansal have each informed the Company that the proposed sales are part of their routine asset diversification plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant.

3.2	Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

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

B. Reports on Form 8-K

On January 31, 2003, the registrant filed a Current Report on Form 8-K dated January 30, 2003 to report that it had issued a press release announcing its financial results for the quarter ended December 31, 2002 and providing additional outlook and financial guidance information.

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

Date: May 13, 2003

CERTIFICATIONS

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

Dated: May 13, 2003	/s/ MICHAEL J. SAYLOR

Michael J. Saylor Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATIONS

I, Eric F. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MicroStrategy Incorporated;

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

Dated: May 13, 2003	/s/ ERIC F. BROWN

Eric F. Brown President and Chief Financial Officer