Form 10-Q
period 2003-06-30
MICROSTRATEGY INC
filed 2003-08-13
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on August 1, 2003 was 12,151,532 and 3,702,780, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,874	$15,036
Restricted cash	679	6,173
Accounts receivable, net	28,956	28,195
Prepaid expenses and other current assets	4,258	5,076
Deferred tax assets, net	740	495

Total current assets	69,507	54,975

Property and equipment, net	16,884	18,471
Goodwill and intangible assets, net	639	789
Capitalized software development costs, net	3,490	4,414
Deposits and other assets	1,346	1,224
Deferred tax assets, net	76	—

Total assets	$91,942	$79,873

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,235	$15,267
Accrued compensation and employee benefits	12,536	11,352
Accrued interest	231	244
Accrued restructuring costs	4,215	5,222
Deferred revenue and advance payments	28,215	23,961
Deferred tax liabilities, net	10	—
Notes payable	4,955	4,698
Net liabilities of discontinued operations	1,011	1,151

Total current liabilities	66,408	61,895

Deferred revenue and advance payments	1,835	1,381
Other long-term liabilities	2,084	2,402
Accrued restructuring costs	3,708	3,663
Notes payable	39,183	45,041

Total liabilities	113,218	114,382

Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 10,455 and 9,157 shares issued and outstanding, respectively	10	9
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,703 and 4,619 shares issued and outstanding, respectively	4	5
Additional paid-in capital	315,000	305,334
Deferred compensation	—	(17)
Accumulated other comprehensive income	2,759	2,170
Accumulated deficit	(339,049)	(342,010)

Total stockholders’ equity (deficit)	(21,276)	(34,509)

Total liabilities and stockholders’ equity (deficit)	$91,942	$79,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Revenues:
Product licenses	$19,637	$15,032
Product support and other services	23,996	21,798

Total revenues	43,633	36,830

Cost of revenues:
Product licenses	739	572
Product support and other services	6,419	6,486

Total cost of revenues	7,158	7,058

Gross profit	36,475	29,772

Operating expenses:
Sales and marketing	14,279	11,411
Research and development	7,798	6,850
General and administrative	7,963	6,812
Restructuring and impairment charges	1,699	1,162
Amortization of intangible assets	18	862

Total operating expenses	31,757	27,097

Income from operations	4,718	2,675
Financing and other (expense) income:
Interest income	281	179
Interest expense, including discount amortization expense on notes payable of $883 and $0, respectively	(2,049)	(1,659)
Loss on investments	—	(205)
Reduction in estimated cost of litigation settlement	—	7,936
Loss on early extinguishment of notes payable	(858)	—
Gain on contract termination	—	16,837
Other income, net	133	2,169

Total financing and other (expense) income	(2,493)	25,257

Income before income taxes	2,225	27,932
(Benefit) provision for income taxes	(71)	420

Net income	2,296	27,512

Dividends on and accretion of convertible preferred stock	—	(2,566)

Net income attributable to common stockholders	$2,296	$24,946

Basic earnings per share	$0.16	$2.43

Diluted earnings per share	$0.15	$2.41

Basic weighted average shares outstanding	14,088	10,440

Diluted weighted average shares outstanding	14,940	10,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Revenues:
Product licenses	$36,166	$29,530
Product support and other services	44,902	42,959

Total revenues	81,068	72,489

Cost of revenues:
Product licenses	1,529	1,093
Product support and other services	12,377	13,126

Total cost of revenues	13,906	14,219

Gross profit	67,162	58,270

Operating expenses:
Sales and marketing	26,962	23,881
Research and development	14,731	12,201
General and administrative	15,147	13,574
Restructuring and impairment charges	1,699	2,394
Amortization of intangible assets	148	1,827

Total operating expenses	58,687	53,877

Income from operations	8,475	4,393
Financing and other (expense) income:
Interest income	371	409
Interest expense, including discount amortization expense on notes payable of $1,856 and $0, respectively	(4,347)	(3,278)
Loss on investments	—	(494)
Reduction in estimated cost of litigation settlement	—	11,396
Loss on early extinguishment of notes payable	(840)	—
Gain on contract termination	—	16,837
Other income, net	95	2,053

Total financing and other (expense) income	(4,721)	26,923

Income before income taxes	3,754	31,316
Provision for income taxes	793	819

Net income	2,961	30,497

Dividends on and accretion of convertible preferred stock	—	(5,123)

Net income attributable to common stockholders	$2,961	$25,374

Basic earnings per share	$0.21	$2.58

Diluted earnings per share	$0.20	$2.54

Basic weighted average shares outstanding	13,939	10,140

Diluted weighted average shares outstanding	14,500	10,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income from continuing operations	$2,961	$30,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,742	6,914
Bad debt recovery	(26)	(458)
Net realized loss on sale and write-down of short-term investments	—	494
Non-cash portion of restructuring and impairment charges	—	(53)
Decrease in estimated cost of litigation settlement	—	(11,396)
Gain on contract termination	—	(16,837)
Non-cash charges and fees on Credit Facility	—	211
Loss on early extinguishment of notes payable	840	—
Discount amortization expense on notes payable	1,856	—
Other, net	(24)	293
Changes in operating assets and liabilities:
Accounts receivable	572	(34)
Prepaid expenses and other current assets and deferred tax assets	(349)	2,878
Deposits and other assets	(169)	(260)
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	1,071	(5,116)
Accrued restructuring costs	(962)	(618)
Deferred revenue and advance payments, net of reclass on contingency from terminated contract	4,568	(1,762)
Other long-term liabilities	(318)	(748)

Net cash provided by operating activities	14,762	4,005

Investing activities:
Purchases of property and equipment, net	(1,947)	(786)
Capitalized software development costs	—	(2,958)
Proceeds from sales of short-term investments	—	271
Decrease in restricted cash	5,551	188

Net cash provided by (used in) investing activities	3,604	(3,285)

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options, net of offering costs	1,138	660
Net cash payments under Credit Facility	—	(1,405)

Net cash provided by (used in) financing activities	1,138	(745)
Effect of foreign exchange rate changes on cash and cash equivalents	474	543

Net increase in cash and cash equivalents from continuing operations	19,978	518
Net cash used in discontinued operations	(140)	(1,976)

Net increase (decrease) in cash and cash equivalents	19,838	(1,458)
Cash and cash equivalents, beginning of period	15,036	38,409

Cash and cash equivalents, end of period	$34,874	$36,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

(Continued)

	Six Months Ended June 30,
	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$—	$93

Issuance of class A common stock warrants	$—	$400

Payment of series A redeemable convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$—	$4,901

Issuance of class A common stock in connection with the conversion of series A preferred stock	$—	$6,500

Issuance of class A common stock in connection with the litigation settlement	$—	$1,785

Issuance of promissory notes in connection with the litigation settlement	$—	$550

Early extinguishment of notes payable	$(7,456)	$—

Issuance of class A common stock in connection with early extinguishment of notes payable	$8,533	$—

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

As of June 30, 2003, the Company had an accumulated deficit of $339.0 million and negative stockholders’ equity of $21.3 million. During 2001, the Company took several actions to realign its cost structure to better match its expected revenues, including reducing its workforce, consolidating its office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of its subsidiary, Strategy.com. The Company has also taken various actions to simplify its capital structure, including refinancing its preferred stock in 2002 and converting its remaining 7 1/2% series A unsecured notes in July 2003 into shares of class A common stock (Note 9). The Company expects that its total stockholders’ equity will be positive after the effect of the conversion of the 7 1/2% series A unsecured notes. Additionally, during July 2003, the Company paid $5.2 million to repay in full the promissory notes issued to former preferred stockholders. As a result of these two transactions in July 2003, the Company has reduced its outstanding indebtedness by approximately $58 million. The Company continues to explore additional financing arrangements, which may include the sale of equity in MicroStrategy or other alternative financing sources for the Company. Any additional debt or equity financing may not be available on acceptable terms. Management believes that existing cash, cash anticipated to be generated internally by operations, if any, and the credit facility entered into in May 2003 (Note 9) will be sufficient to meet the Company’s working capital requirements and anticipated capital expenditures through at least June 30, 2004.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2)    Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize the fair value for certain guarantee obligations on the date of issuance of the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantee arrangements issued or modified by the Company after December 31, 2002. FIN 45 also requires a company to make certain additional disclosures even when the likelihood of payment under the guarantee is remote. The adoption of FIN 45 had no impact on the results of operations of the Company.

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes its standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, the Company agrees to defend and hold harmless the indemnified party, typically the Company’s customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

following delivery, typically 90 to 180 days. The Company has not experienced any material intellectual property indemnification or warranty claims historically and has no amounts accrued as of June 30, 2003 relating to such obligations.

The Company is also a party to a variety of other agreements with current and former customers, vendors, employees, and directors, pursuant to which it may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate the Company to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by the Company. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and the Company’s obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred material expense under these agreements and has not accrued any amounts relating to such provisions in its financial statements.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

(3)    Discontinued Operations

During 2001, the Company substantially curtailed, discontinued and ultimately shut down the operations of its subsidiary, Strategy.com. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. The net liabilities of Strategy.com included within net liabilities of discontinued operations as of June 30, 2003 and December 31, 2002, respectively, included accounts payable and accrued expenses of $1.0 million and $1.2 million. The Company continues to assess the valuation of these liabilities, and actual results and outcomes could differ from current estimates and assumptions. As these liabilities are satisfied in future periods, the expenditures will continue to be classified as cash used in discontinued operations in the accompanying consolidated statements of cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	June 30, 2003	December 31, 2002
Billed and billable	$50,203	$49,688
Less: billed and unpaid deferred revenue	(18,676)	(17,841)

	31,527	31,847
Less: allowance for doubtful accounts	(2,571)	(3,652)

	$28,956	$28,195

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	June 30, 2003	December 31, 2002
Current:
Deferred product revenue	$1,899	$1,790
Deferred product support and other services revenue	42,951	38,876

	44,850	40,666
Less: billed and unpaid deferred revenue	(16,635)	(16,705)

	$28,215	$23,961

Non-current:
Deferred product revenue	$323	$663
Deferred product support and other services revenue	3,553	1,854

	3,876	2,517
Less: billed and unpaid deferred revenue	(2,041)	(1,136)

	$1,835	$1,381

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6)    Contingency from Terminated Contract

On June 28, 2002, the Company and Exchange Applications entered into an arrangement to terminate the software development and OEM agreement that the companies had entered into as of December 28, 1999. In connection with the arrangement, the Company paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support Exchange Applications’ customers that had purchased products prior to the effective date of the arrangement. As a result, the Company recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded a $16.8 million gain on contract termination during the second quarter of 2002 relating to the remaining contingency from terminated contract that had previously been recorded.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7)     Litigation

(a)  Securities Litigation

In 2000, the Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit. The Company entered into agreements to settle these lawsuits in 2000 and subsequently completed its distribution of consideration under these lawsuits during 2002.

Based on the terms of the settlement agreements, the Company established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a change in the estimated market borrowing rate and discount on the promissory notes, a decline in the value of the Company’s class A common stock and a reduction in the estimated fair value of warrants issued in connection with the litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $7.9 million and $11.4 million during the three and six months ended June 30, 2002, respectively. As distribution of the consideration was completed during the third quarter of 2002, no additional reductions were recorded during the three and six months ended June 30, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Promissory notes	$ —	$2,500	$ —	$2,500
Class A common stock	—	(6,688)	—	(8,910)
Warrants	—	(3,614)	—	(4,852)
Pending loss on additional settlement	—	(134)	—	(134)

Reduction in estimated cost of litigation settlement	$ —	$(7,936)	$ —	$(11,396)

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement during 2002. As of June 30, 2003 and December 31, 2002, the Company’s remaining obligations relating to the litigation settlement were for accrued administration costs of $179,000 and $208,000, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(b)  Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and monetary damages. The Company has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against the Company. Trial is scheduled to commence on November 10, 2003 in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets are currently scheduled to proceed to trial on October 20, 2003. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Court is considering whether to try the Company’s ‘050 patent claims together with the tortious interference and misappropriation of trade secrets claims or whether to try the patent issues in a separate trial. Should the Court decide to try all the issues together, it is likely that the trial would be continued beyond October 2003, perhaps into 2004. The Company is seeking monetary damages and injunctive relief. The outcome of this litigation is not presently determinable and as such the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c)  Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8)    Redeemable Convertible Preferred Stock

As a result of the refinancing of its series B, C and D preferred stock in August 2002 for cash, promissory notes, class A common stock and series F preferred stock, and the subsequent conversions of its series F preferred stock during the latter half of 2002 into shares of class A common stock, the Company did not have any outstanding shares of preferred stock during the first and second quarters of 2003. Prior to the August 2002 refinancing transaction, the Company accrued dividends on its outstanding shares of preferred stock in accordance with terms stipulated in the preferred stock agreements. For the three and six months ended June 30, 2002, the Company accrued aggregate dividends of $2.0 million and $4.0 million, respectively, on its preferred stock. During the six months ended June 30, 2002, the Company paid aggregate preferred stock dividends valued at $4.9 million through the issuance of 154,508 shares of class A common stock in lieu of cash. Additionally, for the three and six months ended June 30, 2002, the Company recorded accretion on its preferred stock of $567,000 and $1.1 million, respectively, to accrete the carrying value of its series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on its series D preferred stock.

(9)    Notes Payable and Borrowings

The following summarizes the Company’s notes payable as of, (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 30, 2003			December 31, 2002
	Principal Amount	Discount	Carrying Value	Principal Amount	Discount	Carrying Value
7 1/2% series A unsecured notes	$53,035	$(13,852)	$39,183	$63,295	$(18,254)	$45,041
Promissory notes issued to former preferred stockholders	5,000	(45)	4,955	5,000	(302)	4,698

	$58,035	$(13,897)	$44,138	$68,295	$(18,556)	$49,739

Classified as:
Current notes payable			$4,955			$4,698
Long-term notes payable			39,183			45,041

			$44,138			$49,739

(a)  7 1/2% Series A Unsecured Notes

Pursuant to settlement agreements relating to the Company’s securities class action litigation, the Company issued to class members, among other consideration, an aggregate principal amount of $80.3 million of its 7 ½% series A unsecured notes (“Series A Notes”). The Series A Notes bore interest at a rate of 7.5% per annum, payable semi-annually, and were to mature on June 24, 2007. Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on the Series A Notes at the time of issuance. The discount was amortized to interest expense over the term of such notes, using the effective interest method.

Interest charges on the Series A Notes began accruing on April 2, 2001. For the three months ended June 30, 2003 and 2002, total interest expense on the Series A Notes was $1.8 million and $1.6 million, respectively, including stated interest expense of $1.0 million and $1.6 million, respectively, and discount amortization expense of $753,000 and $0, respectively. For the six months ended June 30, 2003 and 2002, total interest expense on the Series A Notes was $3.8 million and $3.1 million, respectively, including stated interest expense of $2.2 million and $3.1 million, respectively, and discount amortization expense of $1.6 million and $0, respectively. During the six months ended June 30, 2003, the Company made interest payments on the Series A Notes of $2.0 million. The Company did not make any interest payments during the six months ended June 30, 2002.

The Company had the right, at any time prior to the June 24, 2007 maturity date, to prepay its Series A Notes in full, or to mandatorily convert these notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s class A common stock on the Nasdaq National Market for the ten trading days ending two days prior to the date on which written notice of conversion is given. The Company could also repurchase, convert or redeem a portion of the outstanding notes so long as the combination of redemptions, conversions and repurchases did not reduce the total outstanding principal amount of the notes below 60% of the original $80.3 million principal amount of the notes, or approximately $48.2 million, unless all of the remaining outstanding notes were redeemed or converted by the Company. During the first and second quarters of 2003, the Company repurchased Series A Notes with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of the repurchases, the Company recorded an aggregate net loss during 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. Because the Company repurchased Series A Notes on several occasions during 2002 and 2003, management concluded that the extinguishments would not be presented as extraordinary items in the accompanying consolidated statements of operations.

On June 23, 2003, the Company announced that it had elected to convert the remaining $53.0 million in principal amount outstanding of its Series A Notes plus accrued and unpaid interest into shares of the Company’s class A

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, the Company completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, the Company will record a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of approximately $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million. Upon completion of this transaction, the Company’s remaining obligations relating to its Series A Notes were eliminated.

(b)  Promissory Notes Issued to Former Preferred Stockholders

In connection with the refinancing of its series B, C and D preferred stock in August 2002, the Company issued to preferred stockholders, among other consideration, $5.0 million in promissory notes which bore interest at a rate of 7.5% per annum, payable semi-annually, and matured on July 31, 2003. Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on these promissory notes at the time of issuance. The discount was amortized to interest expense over the term of such promissory notes, using the effective interest method.

For the three months ended June 30, 2003, total interest expense on the promissory notes issued to former preferred stockholders was $224,000, including stated interest expense of $93,000 and discount amortization expense of $131,000. For the six months ended June 30, 2003, total interest expense on the promissory notes issued to former preferred stockholders was $441,000, including stated interest expense of $184,000 and discount amortization expense of $257,000. During the six months ended June 30, 2003, the Company made total interest payments on the promissory notes issued to preferred stockholders of $183,000.

Upon maturity of the promissory notes on July 31, 2003, the Company paid in full $5.2 million in principal and interest due under the promissory notes issued to former preferred stockholders.

(c)  Credit Facility

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with Bank of America, N.A. The Credit Facility consists of a $10 million revolving line of credit subject to borrowing base limitations based on accounts receivable, as defined in the agreement. The Credit Facility, which matures in April 2004, includes a letter of credit sub-limit of $10 million and is secured by substantially all of the assets of the Company. Bank of America has an option to extend the maturity date by one additional year. As of June 30, 2003, the Company had no amounts outstanding under the Credit Facility. After consideration of outstanding letters of credit of $5.6 million and borrowing base limitations applicable to the Credit Facility, the Company had $4.4 million of borrowing capacity as of June 30, 2003.

At the Company’s option, borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR plus 2.5% to 3.0%, depending on the outstanding balance, or the prime rate plus 1.0%. The Credit Facility also includes a 2.0% letter of credit fee.

In connection with obtaining the Credit Facility, the Company’s previous letter of credit security agreement with Bank of America, under which outstanding letters of credit of $5.6 million were secured by an equal amount of restricted cash, was terminated.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts, and minimizing the ability to invest further in subsidiaries. As of June 30, 2003, the Company was in compliance with all covenants contained in the Credit Facility.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10)    Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity (deficit) as accumulated other comprehensive income.

Comprehensive income for the three and six months ended June 30, 2003 and 2002, respectively, is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$2,296	$27,512	$2,961	$30,497
Foreign currency translation adjustment	38	(239)	603	(124)
Unrealized loss on short-term investments, net of applicable taxes	(11)	(25)	(11)	(142)

Comprehensive income	$2,323	$27,248	$3,553	$30,231

(11)    Earnings per Share and Pro Forma (Loss) Earnings per Share

(a)  Basic and diluted earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$2,296			$27,512
Dividends on and accretion of convertible preferred stock	—			(2,566)

Net income attributable to common stockholders	2,296			24,946
Effect of common stock:
Weighted average shares of class A common stock	—	10,385		—	5,079
Weighted average shares of class B common stock	—	3,703		—	4,643
Series A preferred stock	—	—		151	428
Series D preferred stock	—	—		244	290

Basic earnings per share	2,296	14,088	$0.16	25,341	10,440	$2.43

Effect of dilutive securities:
Employee stock options	—	852		—	58

Diluted earnings per share	$2,296	14,940	$0.15	$25,341	10,498	$2.41

The numerator in the basic and diluted earnings per share calculation for the three months ended June 30, 2002 has been adjusted to add back $395,000 of dividends and accretion on the series A and D preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The diluted earnings per share calculation for the three months ended June 30, 2002 excluded series B and series C preferred stock, which were convertible into 265,000 and 159,000 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six months ended June 30, 2003			Six months ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$2,961			$30,497
Dividends on and accretion of convertible preferred stock	—			(5,123)

Net income attributable to common stockholders	2,961			25,374
Effect of common stock:
Weighted average shares of class A common stock	—	10,236		—	4,887
Weighted average shares of class B common stock	—	3,703		—	4,643
Series A preferred stock	—	—		327	320
Series D preferred stock	—	—		474	290

Basic earnings per share	2,961	13,939	$0.21	26,175	10,140	$2.58

Effect of dilutive securities:
Employee stock options	—	561		—	163

Diluted earnings per share	$2,961	14,500	$0.20	$26,175	10,303	$2.54

The numerator in the basic and diluted earnings per share calculation for the six months ended June 30, 2002 has been adjusted to add back $801,000 of dividends and accretion on the series A and D preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

The diluted earnings per share calculation for the six months ended June 30, 2002 excluded series B and series C preferred stock, which were convertible into 265,000 and 159,000 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive.

(b)  Pro forma basic and diluted (loss) earnings per share

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

As all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value at the grant dates for awards under the stock option and purchase

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

plans as set forth in SFAS No. 123, as amended, the Company’s net income attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income attributable to common stockholders, as reported	$2,296	$24,946	$2,961	$25,374
Stock-based employee compensation expense under fair value based method	(3,583)	(2,263)	(7,079)	(4,706)

Pro forma net (loss) income	$(1,287)	$22,683	$(4,118)	$20,668

Basic earnings per share, as reported	$0.16	$2.43	$0.21	$2.58

Diluted earnings per share, as reported	$0.15	$2.41	$0.20	$2.54

Basic (loss) earnings per share, pro forma	$(0.09)	$2.21	$(0.30)	$2.12

Diluted (loss) earnings per share, pro forma	$(0.09)	$2.20	$(0.30)	$2.08

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during the three and six months ended June 30, 2003 and 2002, respectively: volatility factors of 97%, 97%, 127% and 127%, risk-free interest rates of 2%, 3%, 4% and 4%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the six months ended June 30, 2003 and 2002, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 97% and 127%, risk free interest rates of 3% and 4%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three and six months ended June 30, 2003 and 2002 are $28.53, $18.18, $22.71 and $22.71, respectively.

(12)    Segment Information

The Company operates in one significant business segment – business intelligence. The following summary discloses total revenues and long-lived assets relating to the Company’s geographic regions (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Domestic	International	Consolidated
Three Months Ended June 30, 2003
Total license and service revenues	$29,731	$13,902	$43,633
Long-lived assets	20,200	2,159	22,359

Three Months Ended June 30, 2002
Total license and service revenues	$23,322	$13,508	$36,830
Long-lived assets	29,628	2,329	31,957

Six Months Ended June 30, 2003
Total license and service revenues	$53,782	$27,286	$81,068
Long-lived assets	20,200	2,159	22,359

Six Months Ended June 30, 2002
Total license and service revenues	$46,689	$25,800	$72,489
Long-lived assets	29,628	2,329	31,957

Transfers relating to intercompany software fees and certain other allocations from international to domestic operations of $5.1 million and $10.1 million, respectively, for the three and six months ended June 30, 2003, and transfers relating to intercompany software fees and certain other allocations from international to domestic operations of $7.3 million and $9.7 million, respectively, for the three and six months ended June 30, 2002, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and six months ended June 30, 2003 and 2002, no individual customer accounted for 10% or more of consolidated total revenue.

(13)    Restructuring and Impairment Charges

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

On a quarterly basis, the Company assesses the adequacy of its restructuring reserve based upon changes in current market conditions. Due to a sustained increase in vacancy rates in the commercial real estate market since the fourth quarter of 2002 and difficulties experienced in subleasing idle space, the Company updated its estimated sublease losses to take into consideration these market conditions. As a result, the Company recorded an increase in its restructuring reserve relating to sublease losses of $1.7 million during the second quarter of 2003. During the first and second quarters of 2002, the Company updated its accrued restructuring costs by recording additional aggregate sublease losses of $2.4 million. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 126,000 square feet of vacant office space with the following lease expiration dates: 49,000 square feet expire in September 2003; 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Prior to 2003, 101,000 square feet had been subleased. During March and June 2003, subleases for approximately 23,000 square feet and 78,000 square feet, respectively, expired. As of June 30, 2003, none of the Company’s 126,000 square feet of vacant office space was subleased. The remaining vacant office space is currently being marketed for sublease. The accrued restructuring costs as of June 30, 2003 of $7.9 million primarily represented losses associated with idle real estate. At June 30, 2003, the Company had $11.1 million in gross lease obligations and $2.1 million of estimated commissions, concessions, and other costs, offset by $5.3 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company is also considering terminating certain leases

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs as of June 30, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	Adjustments for Q1 2003	Adjustments for Q2 2003	Accrued Restructuring Costs at June 30, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(2,608)	$135	$1,699	$7,815
Terminations of computer and equipment leases	152	(27)	(17)	—	108
Accrual for professional fees	144	(26)	(118)	—	—

Total accrued restructuring costs	$8,885	$(2,661)	$—	$1,699	$7,923

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Statements of Operations Data
Revenues:
Product licenses	45.0%	40.8%	44.6%	40.7%
Product support and other services	55.0	59.2	55.4	59.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.7	1.6	1.9	1.5
Product support and other services	14.7	17.6	15.3	18.1

Total cost of revenues	16.4	19.2	17.2	19.6

Gross profit	83.6	80.8	82.8	80.4

Operating expenses:
Sales and marketing	32.7	31.0	33.3	32.9
Research and development	17.9	18.6	18.2	16.8
General and administrative	18.2	18.5	18.7	18.7
Restructuring and impairment charges	3.9	3.2	2.1	3.3
Amortization of intangible assets	—	2.3	0.2	2.5

Total operating expenses	72.7	73.6	72.5	74.2

Income from operations	10.9	7.2	10.3	6.2
Financing and other (expense) income:
Interest income	0.6	0.5	0.5	0.5
Interest expense	(4.7)	(4.5)	(5.3)	(4.5)
Loss on investments	—	(0.5)	—	(0.7)
Reduction in estimated cost of litigation settlement	—	21.5	—	15.7
Loss on early extinguishment of notes payable	(2.0)	—	(1.0)	—
Gain on contract termination	—	45.7	—	23.2
Other income, net	0.3	5.9	0.1	2.8

Total financing and other (expense) income	(5.8)	68.6	(5.7)	37.0

Income before income taxes	5.1	75.8	4.7	43.2
(Benefit) provision for income taxes	(0.2)	1.1	1.0	1.1

Net income	5.3	74.7	3.7	42.0

Dividends on and accretion of convertible preferred stock	—	(7.0)	—	(7.1)

Net income attributable to common stockholders	5.3%	67.7%	3.7%	35.0%

Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Revenues

        Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $36.8 million to $43.6 million for the three months ended June 30, 2002 and 2003, respectively, representing an increase of 18.5%, and from $72.5 million to $81.1 million for the six months ended June 30, 2002 and 2003, respectively, representing an increase of 11.8%.

Product Licenses Revenues.    Product licenses revenues increased from $15.0 million to $19.6 million for the three months ended June 30, 2002 and 2003, respectively, representing an increase of 30.6%, and from $29.5 million to $36.2 million for the six months ended June 30, 2002 and 2003, respectively, representing an increase of 22.5%. Our domestic operations accounted for the increase in product licenses revenues, which was partially offset by a decline in our international operations, as discussed further below. The overall increase in product licenses revenues was attributable to our continued focus on licensing core business intelligence software, an increase in the size of our sales force to further our presence in the business intelligence market, and an increase in the average size of our product license transactions from $74,000 in the second quarter of 2002 to $80,000 in the second quarter of 2003 and from $71,000 in the first half of 2002 to $84,000 in the first half of 2003. In the first half of 2003, we had nine product license transactions in excess of $500,000, including one transaction that generated product licenses revenues of $4.0 million during the second quarter of 2003. In the comparable period in 2002, we had five product license transactions in excess of $500,000. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues.    Product support and other services revenues increased from $21.8 million to $24.0 million for the three months ended June 30, 2002 and 2003, respectively, representing an increase of 10.1%, and from $43.0 million to $44.9 million for the six months ended June 30, 2002 and 2003, respectively, representing an increase of 4.5%. The overall increase in product support and other services revenues for the three months ended June 30, 2003, as compared to the comparable period in 2002, was primarily attributable to a 23.2% increase in revenues from technical support services, offset by an 8.1% decrease in revenues from consulting and education services. For the six months ended June 30, 2003, as compared to the comparable period in 2002, technical support revenues increased by 21.5%, while education and consulting revenues decreased by 17.7%. Revenues from technical support services have increased as a result of an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support and our high renewal rates for such contracts. In addition, fluctuations in foreign currencies used by our international subsidiaries positively influenced product support and other services revenues levels, as discussed below. However, in connection with the continued global economic slowdown in information technology spending, we believe customers are decreasing their spending on our education and consulting offerings. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues.    International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues increased from $13.5 million to $13.9 million for the three months ended June 30, 2002 and 2003, respectively, representing an increase of 2.9%, and from $25.8 million to $27.3 million for the six months ended June 30, 2002 and 2003, respectively, representing an increase of 5.8%. International product licenses revenues decreased from $5.8 million to $5.3 million for the three months ended June 30, 2002 and 2003, respectively, representing a decrease of 9.2%, and from $11.0 million to $10.7 million for the six months ended June 30, 2002 and 2003, respectively, representing a decrease of 2.7%. The decrease in international product licenses revenues was primarily attributable to the continued global economic slowdown in information technology spending, offset by positive foreign currency impacts. For the three months ended June 30, 2003, as compared to the same period in 2002, international product licenses revenues decreased 22.6%, after adjusting for foreign currency fluctuations, and were offset in part by positive foreign currency impacts of 13.4%. International product support and other services revenues increased from $7.7 million to $8.6 million for the three months ended June 30, 2002 and 2003, respectively, representing an increase of 12.0%, and from $14.8 million to $16.6 million for the six months ended June 30, 2002 and 2003, respectively, representing an increase of 12.0%. The increase in the second quarter of 2003 was the result of a 15.1% positive foreign currency impact, offset by a 3.1% decrease in product support and other services revenues, after adjusting for foreign currency fluctuations. For the three months ended June 30, 2003, international product support and other services revenues, after adjusting for foreign currency fluctuations, included an 18.7% increase in revenues from technical support services, offset by a 24.3% decrease in revenues from education and consulting services. As a percentage of total revenues, international revenues were 31.9% and 36.7% for the three months ended June 30, 2003 and 2002, respectively, and 33.7% and 35.6% for the six months ended June 30, 2003 and 2002, respectively. As positive foreign currency impacts may not occur in future periods, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in the first and second quarters of 2003. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product licenses revenues increased from $572,000 to $739,000, or 29.2%, for the three months ended June 30, 2002 and 2003, respectively, and from $1.1 million to $1.5 million, or 39.9% for the six months ended June 30, 2002 and 2003, respectively. As a percentage of product licenses revenues, cost of product licenses revenues remained flat at 3.8% for the three months ended June 30, 2002 and 2003, and increased from 3.7% to 4.2% for the six months ended June 30, 2002 and 2003, respectively. The increase in cost of product licenses revenues was primarily related to the increase in product licenses revenues and an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002 and MicroStrategy Web Universal in November 2002.

Cost of Product Support and Other Services Revenues.    Cost of product support and other services revenues consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. Cost of product support and other services revenues decreased from $6.5 million to $6.4 million, or 1.0%, for the three months ended June 30, 2002 and 2003, respectively, and from $13.1 million to $12.4 million, or 5.7%, for the six months ended June 30, 2002 and 2003, respectively. The decrease in the second quarter of 2003 was comprised of a 7.0% decrease in costs, discussed further below, and a 6.0% unfavorable impact from foreign currency fluctuations. As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 29.8% to 26.8% for the three months ended June 30, 2003 and 2003, respectively, and decreased from 30.6% to 27.6% for the six months ended June 30, 2002 and 2003, respectively. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost ratio”) was primarily due to a decrease in our education and consulting staffing levels by approximately 6% in the first half of 2003, as compared to the first half of 2002, as we continue to align our resources with our current revenue and expense streams. The decrease in services cost ratio was also attributable to improved utilization of consulting personnel and an increase in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services.

Sales and Marketing Expenses.    Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $11.4 million to $14.3 million, or 25.1%, for the three months ended June 30, 2002 and 2003, respectively, and from $23.9 million to $27.0 million, or 12.9%, for the six months ended June 30, 2002 and 2003, respectively. The increase during the second quarter of 2003 was comprised of a 19.8% increase in costs and a 5.3% unfavorable impact on fluctuations in foreign currency exchange rates. As a percentage of total revenues, sales and marketing expenses increased from 31.0% to 32.7% for the three months ended June 30, 2002 and 2003, respectively, and from 32.9% to 33.3% for the six months ended June 30, 2002 and 2003, respectively. Staffing levels for sales and marketing personnel increased by approximately 19% in the first half of 2003 as compared to the first half of 2002, which in conjunction with the increase in product licenses revenues, as noted above, have caused salary and commission costs to increase. We expect that sales and marketing expenses may increase in future periods if our planned expansion of our sales force continues.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $6.9 million to $7.8 million for the three months ended June 30, 2002 and 2003, respectively, and from $12.2 million to $14.7 million for the six months ended June 30, 2002 and 2003, respectively. The increase in research and development expenses was primarily attributable to the reduction of capitalized software development costs in the first half of 2003 as compared to the first half of 2002, as discussed further below. Additionally, although staffing levels of our research and development personnel were lower by approximately 6% in the first half of 2003 as compared to the first half of 2002, costs increased as a result of higher compensation costs.

During the three and six months ended June 30, 2003, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we did not capitalize any software development costs associated with the development of our new business intelligence products. During the three and six months ended June 30, 2002, we capitalized $590,000 and $3.0 million, respectively, of software development costs associated with the development of MicroStrategy 7i and Narrowcast Server 7.2 software. Software development costs are capitalized from the time that technological feasibility is reached until the general release of the respective software products. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $462,000 and $338,000 for the three months ended June 30, 2003 and 2002, respectively, and $924,000 and $517,000 for the six months ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, our research and development engineering resources were allocated to the following major projects: 37% to our MicroStrategy 7i product, 19% to our Unix products, 10% to our non-core projects, Angel.com and Alarm.com, and 34% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed, and as new projects commence.

General and Administrative Expenses.    General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses increased 16.9% from $6.8 million to $8.0 million for the three months ended June 30, 2002 and 2003, respectively, and 11.6% from $13.6 million to $15.1 million for the six months ended June 30, 2002 and 2003, respectively. As a percentage of total revenues, general and administrative expenses decreased from 18.5% to 18.3% for the three months ended June 30, 2002 and 2003, respectively, and remained unchanged at 18.7% for the six months ended June 30, 2002 and 2003, respectively. General and administrative expenses increased primarily due to normal annual increases in salaries and benefits, variable compensation costs and other costs, while the staffing levels of our general and administrative personnel remained relatively flat during the comparable periods.

Restructuring and Impairment Charges.    During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce, and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a sustained increase in vacancy rates in the commercial real estate market since the fourth quarter of 2002 and difficulties experienced in subleasing idle space, we updated our estimated sublease losses to take into consideration these market conditions. As a result, we recorded an increase in our restructuring reserve relating to sublease losses of $1.7 million during the second quarter of 2003. During the first and second quarters of 2002, we updated our accrued restructuring costs by recording additional aggregate sublease losses of $2.4 million. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 126,000 square feet of vacant office space with the following lease expiration dates: 49,000 square feet expire in September 2003; 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Prior to 2003, 101,000 square feet had been subleased. During March and June 2003, subleases for approximately 23,000 square feet and 78,000 square feet, respectively, expired. As of June 30, 2003, none of the Company’s 126,000 square feet of vacant office space was subleased. The remaining vacant office space is currently being marketed for sublease. The accrued restructuring costs as of June 30, 2003 of $7.9 million primarily represented losses associated with idle real estate. At June 30, 2003, we had $11.1 million in gross lease obligations and $2.1 million of estimated commissions, concessions, and other costs, offset by $5.3 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms. For example if our estimates relating to sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $740,000 higher. We are also considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs as of June 30, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	Adjustments for Q1 2003	Adjustments for Q2 2003	Accrued Restructuring Costs at June 30, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(2,608)	$135	$1,699	$7,815
Terminations of computer and equipment leases	152	(27)	(17)	—	108
Accrual for professional fees	144	(26)	(118)	—	—

Total accrued restructuring costs	$8,885	$(2,661)	$—	$1,699	$7,923

Amortization of Intangible Assets.    Amortization of intangible assets decreased from $862,000 to $18,000 for the three months ended June 30, 2002 and 2003, respectively, and from $1.8 million to $148,000 for the six months ended June 30, 2002 and 2003, respectively. The decrease in amortization expense was primarily attributable to the impairment charge of $1.4 million recorded in the fourth quarter of 2002 to write-off our Teracube intangible asset which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project. Additionally, certain intangible assets that had been amortized during the first half of 2002 were fully amortized by the end of 2002.

Interest Expense.    Interest expense increased from $1.7 million to $2.0 million for the three months ended June 30, 2002 and 2003, respectively, and from $3.3 million to $4.3 million for the six months ended June 30, 2002 and 2003, respectively. The increase in interest expense was primarily attributable to discount amortization expense on notes payable of $883,000 and $1.9 million during the three and six months ended June 30, 2003, respectively, related to the 7 ½% series A unsecured notes (“Series A Notes”) and the promissory notes issued to former preferred stockholders. The increase in interest expense was partially offset by a decline in stated interest charges on the Series A Notes resulting from aggregate repurchases of $27.2 million of principal on such notes between July 2002 and April 2003.

Reduction in Estimated Cost of Litigation Settlement.    In 2000, we entered into agreements to settle a private securities class action lawsuit and a shareholder derivative lawsuit. During 2002, we completed our distribution of consideration under these lawsuits.

Based on the terms of the settlement agreements, we established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, we updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a change in the estimated market borrowing rate and discount on the Series A Notes, a decline in the value of our class A common stock and a reduction in the estimated fair value of warrants issued in connection with the litigation settlement, we recorded an aggregate reduction in the provision for the litigation settlement of $7.9 million and $11.4 million during the three and six months ended June 30, 2002, respectively. As distribution of the consideration was completed during the third quarter of 2002, no additional reductions were recorded during the three and six months ended June 30, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Series A Notes	$—	$2,500	$—	$2,500
Class A common stock	—	(6,688)	—	(8,910)
Warrants	—	(3,614)	—	(4,852)
Pending loss on additional settlement	—	(134)	—	(134)

Reduction in estimated cost of litigation settlement	$—	$(7,936)	$—	$(11,396)

We are involved in lawsuits with Business Objects, S.A. relating to claims involving patent infringement and other intellectual property claims. We are currently unable to estimate the potential range of gain or loss, if any, and as such, the outcome of this litigation is not presently determinable. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Loss on Early Extinguishment of Notes Payable.    During the first and second quarters of 2003, we repurchased certain of our Series A Notes with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of the repurchases, we recorded an aggregate net loss during 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate.

On June 23, 2003, we announced that we had elected to convert the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest into shares of class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, we completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, we will record a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of approximately $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes of $70.0 million over the carrying value of such promissory notes plus accrued and unpaid interest of $39.8 million.

Gain on Contract Termination.    On June 28, 2002, MicroStrategy and Exchange Applications entered into an arrangement to terminate the software development and OEM agreement that the companies had entered into as of December 28, 1999. In connection with the arrangement, we paid $120,000 to Exchange Applications and granted Exchange Applications a limited license to support their customers that had purchased products prior to the effective date of the arrangement. As a result, we recognized $210,000 of product support and other services revenues in 2002 through the date of termination and recorded a $16.8 million gain on contract termination during the second quarter of 2002 relating to the remaining contingency from terminated contract that had previously been recorded.

Other Income, net.    Other income, net includes gains and losses on foreign currency transactions, gains on the reduction in the carrying value of outstanding warrants, and losses from disposals of property and equipment and certain other assets held for sale. Other income, net decreased from $2.2 million to $133,000 for the three months ended June 30, 2002 and 2003, respectively, and from $2.1 million to $95,000 for the six months ended June 30, 2002 and 2003, respectively. The change is primarily attributable to a decline in gains on the revaluation of warrants and a decline in gains on foreign currency transactions.

(Benefit) Provision for Income Taxes.    During the three and six months ended June 30, 2003, we recorded an income tax benefit of $71,000 and income tax expense of $793,000, respectively. During the three and six months ended June 30, 2002, we recorded income tax expense of $420,000 and $819,000, respectively. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable, withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries. During the three and six months ended June 30, 2002 and 2003, we utilized net operating loss carryforwards (“NOL’s”) in the United States and in certain foreign subsidiaries, which had the effect of reducing our effective tax rate and related tax expense. Additionally, during the three months ended June 30, 2003, our tax expense was reduced by a decrease in profitability of certain foreign subsidiaries and an increase in net deferred tax assets of certain foreign subsidiaries. The use of NOL’s during 2003 was partially offset by an increase in withholding taxes paid in foreign jurisdictions that could not be offset against current taxes. We expect that our domestic NOL’s will offset the majority of any domestic taxable income we may generate for the foreseeable future. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no NOL’s to offset taxable income.

Dividends on and Accretion of Convertible Preferred Stock.    During the three and six months ended June 30, 2002, we recorded aggregate preferred stock dividends and accretion of $2.6 million and $5.1 million, respectively. Additionally, during the six months ended June 30, 2002, we paid aggregate preferred stock dividends valued at $4.9 million through the issuance of 154,508 shares of class A common stock in lieu of cash. During the first and second quarters of 2003, we did not have any outstanding shares of preferred stock. Accordingly, we did not accrue or pay any preferred stock dividends or record any accretion during the three and six months ended June 30, 2003.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $30.1 million as of June 30, 2003 compared to $25.3 million as of December 31, 2002. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support during the first six months of 2003 and our high renewal rates of such contracts during the first and second quarters of 2003. The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and maintenance contracts. We expect to recognize approximately $28.2 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments, on-going collection of our accounts receivable and a revolving line of credit subject to borrowing base limitations based on accounts receivable. As of June 30, 2003, we had $35.6 million of cash, cash equivalents, and short-term investments, of which $679,000 was restricted cash. As of June 30, 2003, we had $4.4 million of borrowing capacity under our revolving line of credit based on the borrowing base limitation applicable to the facility.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Twelve months ending June 30,					Thereafter	Total
	2004	2005	2006	2007	2008
Restructuring-related obligations, net (1)	$4,215	$1,203	$1,195	$566	$446	$298	$7,923
Other obligations:
Series A Notes (2)	4,056	3,978	3,978	56,945	—	—	68,957
Principal and interest due on promissory notes issued to former preferred stockholders (3)	5,186	—	—	—	—	—	5,186
Operating leases	10,006	8,462	7,445	6,094	5,909	10,730	48,646

Other obligations	19,248	12,440	11,423	63,039	5,909	10,730	122,789

Total contractual cash obligations	$23,463	$13,643	$12,618	$63,605	$6,355	$11,028	$130,712

(1)	Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our idle space for sublease of $2.1 million and are reflected net of estimated sublease income recoveries of $5.3 million. Total gross restructuring-related lease obligations are $11.1 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

(2)	This table reflects our contractual obligations as of June 30, 2003. On July 30, 2003, we completed the conversion of the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest and issued 1,654,839 shares of class A common stock. Upon completion of this transaction, our remaining obligation for principal and interest relating to our Series A Notes was entirely eliminated.

(3)	Upon maturity on July 31, 2003, we paid in full the $5.2 million in principal and interest due under the promissory notes issued to former preferred stockholders.

Operating Activities

Net cash provided by operating activities was $14.8 million and $4.0 million for the six months ended June 30, 2003 and 2002, respectively. The change was primarily attributable to a decrease in cash used for payment of accounts payable, accrued expenses, and accrued compensation and an increase in deferred revenue balances. The cash flow improvements in operating results also reflect the effect of the restructuring actions undertaken in 2001 and 2000.

Investing Activities

Net cash provided by investing activities was $3.6 million for the six months ended June 30 2003, as compared to net cash used in investing activities of $3.3 million for the six months ended June 30, 2002. The change was primarily attributable to the $5.6 million in restricted cash that was released during 2003 in connection with the termination of our previous letter of credit security agreement. The change was also due to the decrease in capitalized software development costs, as discussed above.

Financing Activities

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2003 as compared to net cash used in financing activities of $745,000 for the six months ended June 30, 2002. The change was primarily due to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options. The change was also attributable to net cash payments of $1.4 million under our previous credit facility with Foothill Capital Corporation in the 2002 period.

In connection with the refinancing of our series B, C and D preferred stock in August 2002, we issued to preferred stockholders, among other consideration, $5.0 million in promissory notes with a carrying value of $4.5 million at the time of issuance. The promissory notes bore interest at a rate of 7.5% per annum, payable semi-annually, and matured on July 31, 2003. Upon maturity of the promissory notes on July 31, 2003, we paid in full the $5.2 million in principal and interest due under the promissory notes issued to former preferred stockholders.

Pursuant to settlement agreements relating to our securities class action litigation, we issued to class members, among other consideration, an aggregate principal amount of $80.3 million of our Series A Notes with a carrying value of $55.0 million at the time of issuance. The notes bore interest at a rate of 7.5% per annum, payable semi-annually, and were to mature on June 24, 2007. During 2002, we repurchased $17.0 million principal amount of our Series A Notes. During the first and second quarters of 2003, we repurchased an additional $10.3 million principal amount of these notes. On July 30, 2003, we completed the conversion of the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest and issued 1,654,839 shares of class A common stock. As a result of this transaction, we have eliminated our remaining principal and interest obligations relating to our Series A Notes.

As discussed above, we took various actions in 2001 to realign our cost structure to better match our expected revenues, including reducing our workforce, consolidating our office space, reducing and limiting discretionary operating expenses, reducing capital expenditures, and discontinuing the operations of our Strategy.com subsidiary. We have also taken various actions to simplify our capital structure, including refinancing our preferred stock in 2002 and converting our remaining Series A Notes in July 2003 into shares of class A common stock (Note 9). We expect that our total stockholders’ equity will be positive after the effect of the conversion of our Series A Notes. Additionally, during July 2003, we paid $5.2 million to repay in full the promissory notes issued to former preferred stockholders. As a result of these two transactions in July 2003, we have reduced our outstanding indebtedness by approximately $58 million. We continue to explore additional financing arrangements, which may include the sale of equity in MicroStrategy or other financing sources. Any additional debt or equity financing may not be available on acceptable terms. Management believes that existing cash, cash anticipated to be generated internally by operations, if any, and the credit facility entered into in May 2003 (Note 9) will be sufficient to meet our working capital requirements and anticipated capital expenditures through at least June 30, 2004. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company to recognize the fair value for certain guarantee obligations on the date of issuance of the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantee arrangements issued or modified by us after December 31, 2002. FIN 45 also requires a company to make certain additional disclosures even when the likelihood of payment under the guarantee is remote. The adoption of FIN 45 had no impact on our results of operations.

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. We typically include our standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we agree to defend and hold harmless the indemnified party, typically our customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to our products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, we generally warrant that our software products will perform in all material respects in accordance with our standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. We have not experienced any material intellectual property indemnification or warranty claims historically and have no amounts accrued as of June 30, 2003 relating to such obligations.

We are also a party to a variety of other agreements with current and former customers, vendors, employees, and directors, pursuant to which we may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate us to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by us. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and our obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred material expense under these agreements and have not accrued any amounts relating to such provisions in our financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three and six months ended June 30, 2003 and for the year ended December 31, 2002; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Due to an approximately $30.2 million charge attributable to the conversion of our Series A Notes into shares of class A common stock on July 30, 2003, we will incur substantial net losses for the three months ending September 30, 2003 and for the year ending December 31, 2003. For the years ended December 31, 2001 and 2000, we incurred net losses of $80.9 million and $261.3 million, respectively. As of June 30, 2003, our accumulated deficit was $339.0 million. If operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

We may need additional financing which could be difficult to obtain

We may require additional external financing through sale of additional debt or equity securities in MicroStrategy or by obtaining other financing facilities to support our operations. Obtaining additional financing will be subject to a number of factors, including:

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

Fluctuations in Quarterly Operating Results.    Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in the value of the warrants to purchase 189,698 shares of class A common stock, increases in which will have the effect of reducing our reported operating results and decreases in which will have the effect of increasing our quarterly operating results;

•	changes in foreign currency exchange rates, which have had a positive impact on our results in the first half of 2003; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $30.1 million as of June 30, 2003. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 126,000 square feet of space that is unoccupied. We have established a restructuring reserve of $7.8 million related to the costs of disposition of this space as of June 30, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $5.3 million of sublease income relating to this space. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

Current and future competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain maintenance revenues from our installed customer base.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of August 1, 2003, holders of our class B common stock owned or controlled 3,702,780 shares of class B common stock, or 75.3% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 57.9% of the total voting power, as of August 1, 2003. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000, channel partners accounted for, directly or indirectly, approximately 22.9%, 27.3%, 35.4% and 45.0% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and monetary damages. We have filed an answer denying the allegations in the Complaint and have filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against us. Trial is scheduled to commence on November 10, 2003 in the Northern District of California action. We intend to vigorously defend the case.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets are currently scheduled to proceed to trial on October 20, 2003. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Court is considering whether to try our ‘050 patent claims together with the tortious interference and misappropriation of trade secrets claims or whether to try the patent issues in a separate trial. Should the Court decide to try all the issues together, it is likely that the trial would be continued beyond October 2003, perhaps into 2004. We are seeking monetary damages and injunctive relief.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 33.7%, 36.0%, 33.8% and 25.6% of our total revenues for the six months ended June 30, 2003 and for the years ended December 31, 2002, 2001 and 2000, respectively. Our international operations require significant management attention and financial resources.

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

The following discussion about our market risks involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2003, the fair market value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 2003, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues decreased from 36.7% for the three months ended June 30, 2002 to 31.9% for the three months ended June 30, 2003, and from 35.6% for the six months ended June 30, 2002 to 33.7% for the six months ended June 30, 2003, primarily as a result of increases in domestic revenues during 2003. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages of at least $3 million. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access. The suit seeks injunctive relief and monetary damages. The Company has filed an answer denying the allegations in the Complaint and has filed a declaratory judgment counterclaim seeking to have Business Objects’ patent declared invalid and unenforceable against the Company. Trial is scheduled to commence on November 10, 2003 in the Northern District of California action. The Company intends to vigorously defend the case.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets are currently scheduled to proceed to trial on October 20, 2003. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Court is considering whether to try the Company’s ‘050 patent claims together with the tortious interference and misappropriation of trade secrets claims or whether to try the patent issues in a separate trial. Should the Court decide to try all the issues together, it is likely that the trial would be continued beyond October 2003, perhaps into 2004. The Company is seeking monetary damages and injunctive relief.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Exchange of 7 1/2% Series A Unsecured Notes

During the second quarter of 2003, the Company repurchased an aggregate principal amount of approximately $8.5 million of its 7 1/2% series A unsecured notes in exchange for an aggregate of 261,757 shares of class A common stock. Since January 1 2003, the Company has repurchased an aggregate principal amount of approximately $10.3 million of its 7 1/2% series A unsecured notes in exchange for an aggregate of 317,810 shares of class A common stock. The class A common stock issued in these repurchase transactions was issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) thereunder. No underwriters were involved in the foregoing issuance of securities.

ITEM 5.	OTHER INFORMATION

The Company’s Annual Meeting of Stockholders was held on July 10, 2003. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect seven (7) directors for the next year:
Michael J. Saylor	50,219,817	1,791,379	—	—
Sanju K. Bansal	50,219,931	1,791,265	—	—
David B. Blundin	51,858,877	152,319	—	—
F. David Fowler	51,779,132	232,064	—	—
Carl J. Rickertsen	51,847,754	163,442	—	—
Stuart B. Ross	51,767,691	243,505	—	—
Ralph S. Terkowitz	51,767,473	243,723	—	—

2. To approve the Second Amended and Restated 1999 Stock Option Plan which will (i) increase the number of shares of class A common stock reserved for issuance under the plan from 2,350,000 to 3,850,000 shares and (ii) increase the maximum number of shares of class A common stock with respect to which options may be granted to any participant under the plan from 100,000 to 1,000,000 shares per calendar year.	46,606,922	1,180,786	13,832	5,109,656

3. To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.	51,787,128	211,242	12,826	-0-

Jonathan J. Ledecky retired from the Company’s Board of Directors effective July 10, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant.

Exhibit Number	Description
4.2	Indenture, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company relating to 7 ½% Series A Unsecured Notes (filed as Exhibit T3C to the registrant’s Form T-3 (File No. 022-22591) filed on October 25, 2001 and incorporated by reference herein).

4.3	First Amendment to Indenture, dated as of June 18, 2002, by and between the registrant and American Stock Transfer & Trust Company (filed as Exhibit T3C.2 to the registrant’s Amendment No. 1 to Form T-3 (File No. 022-22591) filed on June 20, 2002 and incorporated by reference herein).

4.4	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This certification is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.)

B.    Reports on Form 8-K

On April 18, 2003, the registrant filed a Current Report on Form 8-K dated April 16, 2003 to report that it had issued a press release announcing that, on April 16, 2003, the registrant had repurchased approximately $8.5 million in principal of its 7 1/2% series A unsecured notes (the “Notes”) in exchange for 261,757 shares of the registrant’s class A common stock and that, since January 1, 2003, the registrant had repurchased approximately $10.3 million in principal amount of the Notes in exchange for 317,810 shares of class A common stock.

On April 30, 2003, the registrant furnished a Current Report on Form 8-K dated April 29, 2003 to report that it had issued a press release announcing its financial results for the quarter ended March 31, 2003 and providing additional outlook and financial guidance information.

On May 20, 2003, the registrant filed a Current Report on Form 8-K dated May 19, 2003 to report that the registrant and its wholly-owned domestic subsidiaries had entered into a secured revolving credit facility with Bank of America, N.A.

On June 24, 2003, the registrant filed a Current Report on Form 8-K dated June 23, 2003 to report that it had issued a press release announcing its election to convert on July 30, 2003 all of its outstanding 7 1/2% series A unsecured notes (the “Notes”) into shares of its class A common stock, in accordance with the terms of the indenture pursuant to which the Notes were issued.

All other items included in a Quarterly Report of Form 10-Q are omitted because they are not applicable or the answers are “none.”

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

Date:  August 12, 2003