Form 10-Q
period 2003-09-30
MICROSTRATEGY INC
filed 2003-11-12
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The number of shares of the registrant’s class A common stock and class B common stock outstanding on November 1, 2003 was 12,267,795 and 3,660,130, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,721	$15,036
Restricted cash	797	6,173
Accounts receivable, net	28,207	28,195
Prepaid expenses and other current assets	6,144	5,076
Deferred tax assets, net	421	495

Total current assets	74,290	54,975

Property and equipment, net	16,435	18,471
Goodwill and intangible assets, net	622	789
Capitalized software development costs, net	3,233	4,414
Deposits and other assets	1,805	1,224
Deferred tax assets, net	82	—

Total assets	$96,467	$79,873

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$14,069	$15,267
Accrued compensation and employee benefits	13,948	11,352
Accrued interest	—	244
Accrued restructuring costs	2,627	5,222
Deferred revenue and advance payments	29,696	23,961
Notes payable	—	4,698
Net liabilities of discontinued operations	745	1,151

Total current liabilities	61,085	61,895

Deferred revenue and advance payments	2,934	1,381
Other long-term liabilities	2,062	2,402
Accrued restructuring costs	4,201	3,663
Notes payable	—	45,041

Total liabilities	70,282	114,382

Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,244 and 9,157 shares issued and outstanding, respectively	12	9
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,703 and 4,619 shares issued and outstanding, respectively	4	5
Additional paid-in capital	386,720	305,334
Deferred compensation	—	(17)
Accumulated other comprehensive income	2,856	2,170
Accumulated deficit	(363,407)	(342,010)

Total stockholders’ equity (deficit)	26,185	(34,509)

Total liabilities and stockholders’ equity (deficit)	$96,467	$79,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Revenues:
Product licenses	$17,652	$12,869
Product support and other services	25,185	20,500

Total revenues	42,837	33,369

Cost of revenues:
Product licenses	812	991
Product support and other services	5,980	5,727

Total cost of revenues	6,792	6,718

Gross profit	36,045	26,651

Operating expenses:
Sales and marketing	13,667	11,148
Research and development	6,905	6,245
General and administrative	8,478	6,490
Restructuring and impairment charges	—	370
Amortization of intangible assets	18	856

Total operating expenses	29,068	25,109

Income from operations	6,977	1,542
Financing and other (expense) income:
Interest income	174	200
Interest expense, including discount amortization expense on notes payable of $281 and $1,065, respectively	(701)	(2,772)
Loss on investments	—	(29)
(Loss) gain on early extinguishment of notes payable	(30,229)	4,661
Other expense, net	(237)	(300)

Total financing and other (expense) income	(30,993)	1,760

(Loss) income before income taxes	(24,016)	3,302
Provision for income taxes	342	312

Net (loss) income	(24,358)	2,990
Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(1,751)
Net gain on refinancing of series B, C and D convertible preferred stock	—	36,135

Net (loss) income attributable to common stockholders	$(24,358)	$37,374

Basic (loss) earnings per share	$(1.59)	$0.19

Diluted (loss) earnings per share	$(1.59)	$0.18

Basic weighted average shares outstanding	15,359	11,959

Diluted weighted average shares outstanding	15,359	12,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Revenues:
Product licenses	$53,818	$42,399
Product support and other services	70,087	63,459

Total revenues	123,905	105,858

Cost of revenues:
Product licenses	2,341	2,084
Product support and other services	18,357	18,853

Total cost of revenues	20,698	20,937

Gross profit	103,207	84,921

Operating expenses:
Sales and marketing	40,629	35,029
Research and development	21,636	18,446
General and administrative	23,625	20,064
Restructuring and impairment charges	1,699	2,764
Amortization of intangible assets	166	2,683

Total operating expenses	87,755	78,986

Income from operations	15,452	5,935
Financing and other (expense) income:
Interest income	545	609
Interest expense, including discount amortization expense on notes payable of $2,137 and $1,065, respectively	(5,048)	(6,050)
Loss on investments	—	(523)
Reduction in estimated cost of litigation settlement	—	11,396
(Loss) gain on early extinguishment of notes payable	(31,069)	4,661
Gain on contract termination	—	16,837
Other (expense) income, net	(142)	1,753

Total financing and other (expense) income	(35,714)	28,683

(Loss) income before income taxes	(20,262)	34,618
Provision for income taxes	1,135	1,131

Net (loss) income	(21,397)	33,487
Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(6,874)
Net gain on refinancing of series B, C and D convertible preferred stock	—	36,135

Net (loss) income attributable to common stockholders	$(21,397)	$62,748

Basic (loss) earnings per share	$(1.48)	$2.96

Diluted (loss) earnings per share	$(1.48)	$2.88

Basic weighted average shares outstanding	14,418	11,036

Diluted weighted average shares outstanding	14,418	11,368

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net (loss) income	$(21,397)	$33,487
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,829	10,289
Bad debt expense (recovery)	256	(608)
Net realized loss on sale and write-down of short-term investments	—	523
Non-cash portion of restructuring and impairment charges	—	(57)
Decrease in estimated cost of litigation settlement	—	(11,396)
Gain on contract termination	—	(16,837)
Non-cash charges and fees on Credit Facility	—	646
Loss (gain) on early extinguishment of notes payable	31,069	(4,661)
Discount amortization expense on notes payable	2,137	1,065
Other, net	176	297
Changes in operating assets and liabilities:
Accounts receivable	1,219	2,931
Prepaid expenses, other current assets, and deferred tax assets	(1,894)	1,034
Deposits and other assets	(623)	(1,557)
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	1,298	(4,032)
Accrued restructuring costs	(2,102)	(1,525)
Deferred revenue and advance payments, net of reclassification on contingency from terminated contract	7,087	(2,204)
Other long-term liabilities	(299)	(940)

Net cash provided by operating activities	23,756	6,455

Investing activities:
Purchases of property and equipment, net	(3,240)	(781)
Capitalized software development costs	(205)	(2,188)
Proceeds from sales of short-term investments	—	276
Decrease (increase) in restricted cash	5,445	(5,623)

Net cash provided by (used in) investing activities	2,000	(8,316)

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options, net of offering costs	2,817	696
Net cash payments under Credit Facility	—	(1,405)
Net cash payments for termination of Credit Facility	—	(322)
Net cash payments for early extinguishment of notes payable	—	(946)
Net cash payments for refinancing of series B, C and D convertible preferred stock	—	(10,000)
Net cash payments on promissory notes issued to former preferred stockholders	(5,000)	—

Net cash used in financing activities	(2,183)	(11,977)
Effect of foreign exchange rate changes on cash and cash equivalents	518	331

Net increase (decrease) in cash and cash equivalents from continuing operations	24,091	(13,507)
Net cash used in discontinued operations	(406)	(2,579)

Net increase (decrease) in cash and cash equivalents	23,685	(16,086)
Cash and cash equivalents, beginning of period	15,036	38,409

Cash and cash equivalents, end of period	$38,721	$22,323

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

(Continued)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$—	$93

Issuance of class A common stock warrants	$—	$400

Payment of series A redeemable convertible preferred stock dividends through issuance of class A common stock	$—	$6,800

Issuance of class A common stock in connection with conversion of series A preferred stock	$—	$6,500

Issuance of class A common stock in connection with litigation settlement	$—	$1,785

Issuance of promissory notes in connection with litigation settlement	$—	$55,000

Early extinguishment of notes payable	$(46,875)	$(9,461)

Issuance of class A common stock in connection with early extinguishment of notes payable	$78,533	$1,932

Fair value of class A common stock, convertible preferred stock and promisorry notes issued in connection with refinancing transactions	$—	$19,078

Carrying value of convertible preferred stock and accrued and unpaid dividends redeemed and exchanged in connection with refinancing transactions	$—	$(64,265)

Issuance of class A common stock in connection with conversion of series F preferred stock	$—	$5,212

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

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes its standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, the Company agrees to defend and hold harmless the indemnified party, typically the Company’s customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. The Company has not experienced any material intellectual property indemnification or warranty claims historically and has no amounts accrued as of September 30, 2003 relating to such obligations.

The Company is also a party to a variety of other agreements with current and former customers, vendors, landlords, employees, directors and others pursuant to which it may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate the Company to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by the Company. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and the Company’s obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred material

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

expense under these agreements and has not accrued any amounts relating to such provisions in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF Issue No. 00-21 is applicable to revenue arrangements entered into or modified after June 30, 2003. The provisions of this consensus did not have an effect on the Company’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this standard did not have any effect on the Company’s financial position and results of operations.

(3) Discontinued Operations

During 2001, the Company substantially curtailed, discontinued and ultimately shut down the operations of its subsidiary, Strategy.com Incorporated. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. The net liabilities of Strategy.com included within net liabilities of discontinued operations included accounts payable and accrued expenses of $745,000 and $1.2 million as of September 30, 2003 and December 31, 2002, respectively. The Company continues to assess the valuation of these liabilities, and actual results and outcomes could differ from current estimates and assumptions. As these liabilities are satisfied in future periods, the expenditures will continue to be classified as cash used in discontinued operations in the accompanying consolidated statements of cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	September 30, 2003	December 31, 2002
Billed and billable	$46,212	$49,688
Less: billed and unpaid deferred revenue	(15,153)	(17,841)

	31,059	31,847
Less: allowance for doubtful accounts	(2,852)	(3,652)

	$28,207	$28,195

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	September 30, 2003	December 31, 2002
Current:
Deferred product revenue	$1,380	$1,790
Deferred product support and other services revenue	42,562	38,876

	43,942	40,666
Less: billed and unpaid deferred revenue	(14,246)	(16,705)

	$29,696	$23,961

Non-current:
Deferred product revenue	$321	$663
Deferred product support and other services revenue	3,520	1,854

	3,841	2,517
Less: billed and unpaid deferred revenue	(907)	(1,136)

	$2,934	$1,381

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

Based on the terms of the settlement agreements, the Company established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a change in the estimated market borrowing rate and discount on the promissory notes, a decline in the value of the Company’s class A common stock and a reduction in the estimated fair value of warrants issued in connection with the litigation settlement, the Company recorded an aggregate reduction in the provision for the litigation settlement of $11.4 million during the nine months ended September 30, 2002. No reductions were recorded during the three months ended September 30, 2002. Additionally, as distribution of the consideration was completed during the third quarter of 2002, no reductions were recorded during the three and nine months ended September 30, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Nine Months Ended September 30,
	2003	2002
Promissory notes	$—	$2,500
Class A common stock	—	(8,910)
Warrants	—	(4,852)
Pending loss on additional settlement	—	(134)

Reduction in estimated cost of litigation settlement	$—	$(11,396)

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement during 2002. As of September 30, 2003 and December 31, 2002, the Company’s remaining obligations relating to the litigation settlement were for accrued administration costs of $134,000 and $208,000, respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(b) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that MicroStrategy’s products do not infringe the ‘403 patent. Business Objects has filed a notice of appeal.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which the Company is seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company’s ‘050 patent claims are currently scheduled to proceed to trial on April 12, 2004. The Company is seeking monetary damages and injunctive relief. The outcome of this litigation is not presently determinable and as such the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Redeemable Convertible Preferred Stock

In connection with the refinancing of its series B, C and D convertible preferred stock in August 2002 for cash, promissory notes, class A common stock and series F preferred stock, the Company recorded a net gain attributable to common stockholders of $36.1 million during the third quarter of 2002. This net gain represented the excess of the aggregate carrying value of the series B, C and D preferred securities being refinanced over the fair value of the total consideration transferred to the holders of such preferred securities. Prior to the August 2002 refinancing transaction, the Company accrued dividends on its outstanding shares of preferred stock in accordance with terms stipulated in the preferred stock agreements. For the three and nine months ended September 30, 2002, the Company accrued aggregate dividends of $772,000 and $4.8 million, respectively, on its preferred stock. During the nine months ended September 30, 2002, the Company paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. Additionally, for the three and nine months ended September 30, 2002, the Company recorded accretion and beneficial conversion feature on its preferred stock of $979,000 and $2.1 million, respectively, to accrete the carrying value of its series B and C preferred stock to its stated value, to accrete the carrying value of the beneficial conversion feature on its series D preferred stock, and to fully amortize the beneficial conversion feature on its series F preferred stock which was immediately convertible upon issuance.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Notes Payable and Borrowings

The following summarizes the Company’s notes payable as of, (in thousands):

	September 30, 2003			December 31, 2002
	Principal Amount	Discount	Carrying Value	Principal Amount	Discount	Carrying Value
7 1/2% series A unsecured notes	$—	$—	$—	$63,295	$(18,254)	$45,041
Promissory notes issued to former preferred stockholders	—	—	—	5,000	(302)	4,698

	$—	$—	$—	$68,295	$(18,556)	$49,739

Classified as:
Current notes payable			$—			$4,698
Long-term notes payable			—			45,041

			$—			$49,739

(a) 7 ½% Series A Unsecured Notes

Pursuant to settlement agreements relating to the Company’s securities class action litigation, the Company issued to class members, among other consideration, an aggregate principal amount of $80.3 million of its 7 ½% series A unsecured notes (“Series A Notes”). The Series A Notes accrued interest at a rate of 7.5% per annum, payable semi-annually, and were to mature on June 24, 2007. Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on the Series A Notes at the time of issuance. The discount was amortized to interest expense over the term of such notes, using the effective interest method.

Interest charges on the Series A Notes began accruing on April 2, 2001. For the three months ended September 30, 2003 and 2002, total interest expense on the Series A Notes was $556,000 and $2.4 million, respectively, including stated interest expense of $320,000 and $1.4 million, respectively, and discount amortization expense of $236,000 and $991,000, respectively. For the nine months ended September 30, 2003 and 2002, total interest expense on the Series A Notes was $4.3 million and $5.5 million, respectively, including stated interest expense of $2.5 million and $4.5 million, respectively, and discount amortization expense of $1.8 million and $991,000, respectively. During the nine months ended September 30, 2003, the Company made interest payments on the Series A Notes of $2.0 million. The Company did not make any interest payments during the nine months ended September 30, 2002.

The Company had the right, at any time prior to the June 24, 2007 maturity date, to prepay its Series A Notes in full, or to mandatorily convert these notes into shares of the Company’s class A common stock at a conversion price equal to 80% of the dollar-volume weighted average trading price per share for all round lot transactions in the Company’s class A common stock on the Nasdaq National Market for the ten trading days ending two days prior to the date on which written notice of conversion had been given. The Company could also repurchase, convert or redeem a portion of the outstanding notes so long as the combination of redemptions, conversions and repurchases did not reduce the total outstanding principal amount of the notes below 60% of the original $80.3 million principal amount of the notes, or approximately $48.2 million, unless all of the remaining outstanding notes were redeemed or converted by the Company.

On June 23, 2003, the Company announced that it had elected to convert the then remaining $53.0 million in principal amount outstanding of its Series A Notes plus accrued and unpaid interest into shares of the Company’s class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, the Company completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, the Company recorded a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Series A Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million. Upon completion of this transaction, the Company’s remaining obligations relating to its Series A Notes were eliminated.

Prior to this transaction, the Company repurchased Series A Notes during the first and second quarters of 2003 with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of these repurchases, the Company recorded a net loss during the first and second quarters of 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. During the third quarter of 2002, the Company repurchased Series A Notes with an aggregate principal amount of $9.5 million in exchange for 221,069 shares of class A common stock and $946,140 in cash. As a result of these repurchases, the Company recorded a gain during the third quarter of 2002 on the early extinguishment of notes payable in the amount of $4.7 million equal to the excess of the carrying value of the Series A Notes plus accrued and unpaid interest of $7.6 million in aggregate over the fair value of the consideration transferred to the holders of such extinguished notes of $2.9 million. Because the Company repurchased Series A Notes on several occasions during 2002 and 2003, management concluded that the extinguishments would not be presented as extraordinary items in the accompanying consolidated statements of operations.

(b) Promissory Notes Issued to Former Preferred Stockholders

In connection with the refinancing of its series B, C and D preferred stock in August 2002, the Company issued to preferred stockholders, among other consideration, $5.0 million in promissory notes which accrued interest at a rate of 7.5% per annum, payable semi-annually, and matured on July 31, 2003. Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $500,000 was computed on these promissory notes at the time of issuance. The discount was amortized to interest expense over the term of such promissory notes, using the effective interest method.

For the three months ended September 30, 2003 and 2002, total interest expense on the promissory notes issued to former preferred stockholders was $77,000 and $132,000, respectively, including stated interest expense of $32,000 and $58,000, respectively, and discount amortization expense of $45,000 and $74,000, respectively. For the nine months ended September 30, 2003 and 2002, total interest expense on the promissory notes issued to former preferred stockholders was $518,000 and $132,000, respectively, including stated interest expense of $217,000 and $58,000, respectively, and discount amortization expense of $301,000 and $74,000, respectively.

Upon maturity of the promissory notes on July 31, 2003, the Company paid $5.2 million to repay in full the principal and interest due under the promissory notes issued to former preferred stockholders. During the nine months ended September 30, 2003, the Company made total interest payments on the promissory notes of $369,000, including the interest payment made upon maturity. The Company did not make any interest payments during the nine months ended September 30, 2002.

(c) Credit Facility

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with Bank of America, N.A. The Credit Facility consists of a $10 million revolving line of credit subject to borrowing base limitations based on accounts receivable, as defined in the agreement. The Credit Facility, which matures in April 2004, includes a letter of credit sub-limit of $10 million and is secured by substantially all of the assets of the Company. Bank of America has an option to extend the maturity date by one additional year. As of September 30, 2003, the Company had no amounts outstanding under the Credit Facility. After consideration of outstanding letters of credit of $5.1 million and borrowing base limitations applicable to the Credit Facility, the Company had $4.9 million of borrowing capacity as of September 30, 2003.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Under the terms of the Credit Facility, the Company is required to maintain compliance with certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts, and minimizing the ability to invest further in subsidiaries. As of September 30, 2003, the Company was in compliance with all covenants contained in the Credit Facility.

(10) Comprehensive (Loss) Income

Comprehensive (loss) income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net (loss) income and reflected in stockholders’ equity (deficit) as accumulated other comprehensive (loss) income.

Comprehensive (loss) income for the three and nine months ended September 30, 2003 and 2002, respectively, is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(24,358)	$2,990	$(21,397)	$33,487
Foreign currency translation adjustment	75	(272)	678	(396)
Unrealized gain (loss) on short-term investments, net of applicable taxes	22	(3)	11	(145)

Comprehensive (loss) income	$(24,261)	$2,715	$(20,708)	$32,946

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(11) (Loss) Earnings per Share and Pro Forma (Loss) Earnings per Share

(a) Basic and diluted (loss) earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net (loss) income	$(24,358)			$2,990

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—			(1,751)
Net gain on refinancing of series B, C and D convertible preferred stock	—			36,135

Net (loss) income attributable to common stockholders	(24,358)			37,374
Effect of common stock:
Weighted average shares of class A common stock	—	11,656		—	7,029
Weighted average shares of class B common stock	—	3,703		—	4,643
Series B preferred stock	—	—		(17,524)	106
Series C preferred stock	—	—		(14,163)	64
Series D preferred stock	—	—		(3,466)	117

Basic (loss) earnings per share	(24,358)	15,359	$(1.59)	2,221	11,959	$0.19

Effect of dilutive securities:
Series F preferred stock	—	—		—	579
Employee stock options	—	—		—	91

Diluted (loss) earnings per share	$(24,358)	15,359	$(1.59)	$2,221	12,629	$0.18

The diluted loss per share calculation for the three months ended September 30, 2003 excluded employee stock options of 1,109,680 because their effect would have been anti-dilutive.

The numerator in the basic and diluted earnings per share calculation for the three months ended September 30, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, C and D convertible preferred stock and to add back $982,000 of dividends and accretion on the series B, C and D convertible preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth the computation of basic and diluted (loss) earnings per share for the nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net (loss) income	$(21,397)			$33,487
Dividends, accretion and beneficial conversion feature on convertible preferred stock	—			(6,874)
Net gain on refinancing of series B, C and D convertible preferred stock	—			36,135

Net (loss) income attributable to common stockholders	(21,397)			62,748

Effect of common stock:
Weighted average shares of class A common stock	—	10,715		—	5,428
Weighted average shares of class B common stock	—	3,703		—	4,823
Series A preferred stock	—	—		327	213
Series B preferred stock	—	—		(15,311)	212
Series C preferred stock	—	—		(12,054)	128
Series D preferred stock	—	—		(2,992)	232

Basic (loss) earnings per share	(21,397)	14,418	$(1.48)	32,718	11,036	$2.96

Effect of dilutive securities:
Series F preferred stock	—	—		—	193
Employee stock options	—	—		—	139

Diluted (loss) earnings per share	$(21,397)	14,418	$(1.48)	$32,718	11,368	$2.88

The diluted loss per share calculation for the nine months ended September 30, 2003 excluded employee stock options of 743,523 because their effect would have been anti-dilutive.

The numerator in the basic and diluted earnings per share calculation for the nine months ended September 30, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, C and D convertible preferred stock and to add back $6.1 million of dividends and accretion on the series A, B, C and D convertible preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

As all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, as amended, the Company’s net (loss) income attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income attributable to common stockholders, as reported	$(24,358)	$37,374	$(21,397)	$62,748
Stock-based employee compensation expense under fair value based method	(3,478)	(2,280)	(10,557)	(6,986)

Pro forma net (loss) income	$(27,836)	$35,094	$(31,954)	$55,762

Basic (loss) earnings per share, as reported	$(1.59)	$0.19	$(1.48)	$2.96

Diluted (loss) earnings per share, as reported	$(1.59)	$0.18	$(1.48)	$2.88

Basic (loss) earnings per share, pro forma	$(1.81)	$0.00	$(2.22)	$2.33

Diluted (loss) earnings per share, pro forma	$(1.81)	$0.00	$(2.22)	$2.26

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during the three and nine months ended September 30, 2003 and 2002, respectively: volatility factors of 97%, 97%, 127% and 127%, risk-free interest rates of 3%, 3%, 4% and 4%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the three and nine months ended September 30, 2003 and 2002, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 97%, 97%, 127% and 127%, risk-free interest rates of 3%, 3%, 4% and 4%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three and nine months ended September 30, 2003 and 2002 were $31.23, $15.61, $22.71 and $22.71, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Segment Information

The Company operates in one significant business segment – business intelligence. The following summary discloses total revenues and long-lived assets relating to the Company’s geographic regions (in thousands):

	Domestic	International	Consolidated
Three Months Ended September 30, 2003
Total license and service revenues	$27,576	$15,261	$42,837
Long-lived assets	19,105	2,990	22,095
Three Months Ended September 30, 2002
Total license and service revenues	$21,704	$11,665	$33,369
Long-lived assets	26,499	2,210	28,709

Nine Months Ended September 30, 2003
Total license and service revenues	$81,358	$42,547	$123,905
Long-lived assets	19,105	2,990	22,095
Nine Months Ended September 30, 2002
Total license and service revenues	$68,393	$37,465	$105,858
Long-lived assets	26,499	2,210	$28,709

Transfers relating to intercompany software fees and certain other allocations from international to domestic operations of $6.0 million and $16.0 million for the three and nine months ended September 30, 2003, respectively, and of $4.1 million and $13.9 million for the three and nine months ended September 30, 2002, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and nine months ended September 30, 2003 and 2002, no individual customer accounted for 10% or more of consolidated total revenue.

(13) Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of the Company’s workforce, and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

On a quarterly basis, the Company assesses the adequacy of its restructuring reserve based upon changes in current market conditions. Due to a sustained increase in vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space, the Company updated its estimated sublease losses during the second quarter of 2003 to take into consideration these market conditions and recorded an increase in its restructuring reserve relating to sublease losses of $1.7 million. No additional adjustments were recorded to the restructuring reserve during the third quarter of 2003. During the first nine months of 2002, the Company updated its accrued restructuring costs by recording additional aggregate sublease losses of $2.8 million. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of vacant office space with the following lease expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of the Company’s 77,000 square feet of vacant office space, 70,000 square feet were unoccupied and available for sublease as of September 30, 2003. This 70,000 square feet of vacant office space continues to be marketed for sublease. The accrued restructuring costs as of September 30, 2003 of $6.8 million primarily represented losses associated with idle real estate. At September 30, 2003, the Company had $10.0 million in gross lease obligations and $1.8 million of estimated commissions, concessions, and other costs, partially offset by $5.0 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company is also

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs as of September 30, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	Adjustments for Q1 & Q2 2003	Adjustments for Q3 2003	Accrued Restructuring Costs at September 30, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(3,690)	$1,831	$—	$6,730
Terminations of computer and equipment leases	152	(37)	(17)	—	98
Accrual for professional fees	144	(26)	(118)	—	—

Total accrued restructuring costs	$8,885	$(3,753)	$1,696	$—	$6,828

As of September 30, 2003, unpaid amounts of $2.6 million and $4.2 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Statements of Operations Data
Revenues:
Product licenses	41.2%	38.6%	43.4%	40.1%
Product support and other services	58.8	61.4	56.6	59.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.9	2.9	1.9	2.0
Product support and other services	14.0	17.2	14.8	17.8

Total cost of revenues	15.9	20.1	16.7	19.8

Gross profit	84.1	79.9	83.3	80.2

Operating expenses:
Sales and marketing	31.9	33.4	32.8	33.1
Research and development	16.1	18.7	17.5	17.4
General and administrative	19.8	19.4	19.1	19.0
Restructuring and impairment charges	—	1.1	1.4	2.6
Amortization of intangible assets	—	2.6	0.1	2.5

Total operating expenses	67.8	75.2	70.9	74.6

Income from operations	16.3	4.7	12.4	5.6
Financing and other (expense) income:
Interest income	0.4	0.6	0.4	0.6
Interest expense	(1.6)	(8.4)	(4.0)	(5.7)
Loss on investments	—	(0.1)	—	(0.5)
Reduction in estimated cost of litigation settlement	—	—	—	10.7
(Loss) gain on early extinguishment of notes payable	(70.6)	14.0	(25.0)	4.4
Gain on contract termination	—	—	—	15.9
Other (expense) income, net	(0.6)	(0.9)	(0.1)	1.7

Total financing and other (expense) income	(72.4)	5.2	(28.7)	27.1

(Loss) income before income taxes	(56.1)	9.9	(16.3)	32.7
Provision for income taxes	0.8	0.9	0.9	1.1

Net (loss) income	(56.9)	9.0	(17.2)	31.6

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(5.2)	—	(6.4)
Net gain on refinancing of series B, C and D convertible preferred stock	—	108.2	—	34.1

Net (loss) income attributable to common stockholders	(56.9)%	112.0%	(17.2)%	59.3%

Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

Revenues

Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services. Total revenues increased from $33.4 million to

$42.8 million for the three months ended September 30, 2002 and 2003, respectively, representing an increase of 28.4%, and from $105.9 million to $123.9 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 17.0%.

Product Licenses Revenues. Product licenses revenues increased from $12.9 million to $17.7 million for the three months ended September 30, 2002 and 2003, respectively, representing an increase of 37.2%, and from $42.4 million to $53.8 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 26.9%. The overall increase in product licenses revenues was primarily attributable to an increase in the size of our sales force to further our presence in the business intelligence market, as discussed below, the impact of favorable foreign currency fluctuations, as discussed below, and an increase in the average size of our product license transactions from $67,000 in the third quarter of 2002 to $83,000 in the third quarter of 2003 and from $70,000 in the first nine months of 2002 to $84,000 in the first nine months of 2003. In the third quarter of 2003, we had five product licenses transactions in excess of $500,000, including three transactions in excess of $1.0 million. In the comparable period in 2002, we had two product licenses transactions in excess of $500,000 and none in excess of $1.0 million. In the first nine months of 2003, we had fourteen product license transactions in excess of $500,000, including one transaction during the second quarter of 2003 that generated product licenses revenues of $4.0 million. In the comparable period in 2002, we had eight product license transactions in excess of $500,000. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. Product support and other services revenues increased from $20.5 million to $25.2 million for the three months ended September 30, 2002 and 2003, respectively, representing an increase of 22.9%, and from $63.5 million to $70.1 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 10.4%. The overall increase in product support and other services revenues for the three months ended September 30, 2003, as compared to the same period in 2002, was attributable to a 28.9% increase in revenues from technical support services and a 12.3% increase in revenues from consulting and education services. For the nine months ended September 30, 2003, as compared to the same period in 2002, technical support revenues increased by 24.1%, while education and consulting revenues decreased by 9.1%. Revenues from technical support services have increased as a result of an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support, the impact of favorable foreign currency fluctuations, as discussed below, and our high renewal rates for such contracts. The increase in revenues from consulting and education services during the third quarter of 2003, as compared to the same period in 2002, was primarily attributable to increased marketing initiatives and the introduction of new services packages. Additionally, fluctuations in foreign currencies used by our international subsidiaries positively influenced product support and other services revenues levels, as discussed below. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above and are discussed separately within this paragraph. Total international revenues increased from $11.7 million to $15.3 million for the three months ended September 30, 2002 and 2003, respectively, representing an increase of 30.8%, and from $37.5 million to $42.5 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 13.6%. International product licenses revenues increased from $4.4 million to $6.5 million for the three months ended September 30, 2002 and 2003, respectively, representing an increase of 48.8%, and from $15.4 million to $17.2 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 12.0%. After adjusting for foreign currency fluctuations, international product licenses revenues increased 35.2% for the three months ended September 30, 2003, as compared to the same period in 2002. As a result of positive foreign currency impacts, international product licenses revenues were further increased by 13.6%. The average size of our international product license transactions increased from $48,000 in the three months ended September 30, 2002 to $54,000 in the three months ended September 30, 2003. International product support and other services revenues increased from $7.3 million to $8.7 million for the three months ended

September 30, 2002 and 2003, respectively, representing an increase of 20.0%, and from $22.1 million to $25.3 million for the nine months ended September 30, 2002 and 2003, respectively, representing an increase of 14.7%. The increase in the third quarter of 2003 was the result of a 12.0% positive foreign currency impact and an 8.0% increase in product support and other services revenues, after adjusting for foreign currency fluctuations. For the three months ended September 30, 2003, international product support and other services revenues, after adjusting for foreign currency fluctuations, included a 33.6% increase in revenues from technical support services, while revenues from education and consulting services remained unchanged. As a percentage of total revenues, international revenues were 35.0% and 35.6% for the three months ended September 30, 2002 and 2003, respectively, and 35.4% and 34.3% for the nine months ended September 30, 2002 and 2003, respectively. As positive foreign currency impacts may not occur in future periods, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in the first nine months of 2003. We anticipate that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software expenses and royalties paid to third party software vendors. Cost of product licenses revenues decreased from $991,000 to $812,000, or 18.1%, for the three months ended September 30, 2002 and 2003, respectively, and increased from $2.1 million to $2.3 million, or 12.3%, for the nine months ended September 30, 2002 and 2003, respectively. As a percentage of product licenses revenues, cost of product licenses revenues decreased from 7.7% to 4.6% for the three months ended September 30, 2002 and 2003, respectively, and from 4.9% to 4.3% for the nine months ended September 30, 2002 and 2003, respectively. The decrease in cost of product licenses revenues for the three months ended September 30, 2003, as compared to the same period in 2002, was primarily related to a decrease in international software royalty arrangements with third party software vendors, offset by an increase in the amortization of capitalized software development costs. The increase in cost of product licenses revenues for the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily related to an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002 and MicroStrategy Web Universal in November 2002.

Cost of Product Support and Other Services Revenues. Cost of product support and other services revenues consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. Cost of product support and other services revenues increased from $5.7 million to $6.0 million, or 4.4%, for the three months ended September 30, 2002 and 2003, respectively, and decreased from $18.9 million to $18.4 million, or 2.6%, for the nine months ended September 30, 2002 and 2003, respectively. The increase in the third quarter of 2003 was primarily related to a 4.1% unfavorable impact from foreign currency fluctuations. As a percentage of product support and other services revenues, cost of product support and other services revenues decreased from 27.9% to 23.7% for the three months ended September 30, 2002 and 2003, respectively, and from 29.7% to 26.2% for the nine months ended September 30, 2002 and 2003, respectively. The overall decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost ratio”) was primarily due to a decrease in our education and consulting staffing levels by approximately 9% in the first nine months of 2003, as compared to the same period in 2002, as we continue to align our resources with our expected revenue and expense streams. The decrease in services cost ratio was also attributable to improved utilization of consulting personnel and an increase in technical support revenues as a percentage of total product support and other services revenues, as technical support services generate higher profit margins than our consulting and education services.

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. Sales and marketing expenses increased from $11.1 million to $13.7 million, or 22.6%, for the three months ended September 30, 2002 and 2003, respectively, and from $35.0 million to $40.6 million, or

16.0%, for the nine months ended September 30, 2002 and 2003, respectively. The increase during the third quarter of 2003 was comprised of an 18.4% increase in costs and a 4.2% unfavorable impact from fluctuations in foreign currency exchange rates. Staffing levels for sales and marketing personnel increased by approximately 21% in the first nine months of 2003 as compared to the same period in 2002, which, in conjunction with the increase in product licenses revenues described above, have caused salary and commission costs to increase. As a percentage of total revenues, sales and marketing expenses decreased from 33.4% to 31.9% for the three months ended September 30, 2002 and 2003, respectively, and from 33.1% to 32.8% for the nine months ended September 30, 2002 and 2003, respectively. This decrease was attributable to improved utilization of our expanded sales force, which has resulted in higher revenues, as noted above. We expect that sales and marketing expenses may increase in future periods if our planned expansion of our sales force continues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other costs. Research and development expenses increased from $6.2 million to $6.9 million for the three months ended September 30, 2002 and 2003, respectively, and from $18.4 million to $21.6 million for the nine months ended September 30, 2002 and 2003, respectively. The increase in research and development expenses was primarily attributable to the reduction of capitalized software development costs in the first nine months of 2003 as compared to the first nine months of 2002, as discussed further below. Additionally, although staffing levels of our research and development personnel were lower by approximately 7% in the first nine months of 2003 as compared to the first nine months of 2002, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

During the three and nine months ended September 30, 2003, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $205,000 of software development costs associated with the development of our new enterprise reporting product, MicroStrategy Report Services. During the three and nine months ended September 30, 2002, we capitalized $235,000 and $3.2 million, respectively, of software development costs associated with the development of MicroStrategy 7i and Narrowcast Server 7.2 software. Software development costs are capitalized from the time that technological feasibility is reached until the general release of the respective software products. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. Amortization expense related to software development costs was $462,000 and $418,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.4 million and $936,000 for the nine months ended September 30, 2003 and 2002, respectively. We expect that MicroStrategy Report Services will be available for general release in late 2003. Based on current development plans and allocated resources, we currently expect to capitalize an additional $1.5 million of costs during the fourth quarter of 2003 associated with the development of this new product; however, as project development efforts continue, the amount of capitalized costs and the date of general availability could change.

As of September 30, 2003, our research and development engineering resources were allocated to the following major projects: 17% to our MicroStrategy 7i product, 21% to our Unix products, 10% to our non-core projects, Angel.com and Alarm.com, and 52% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. General and administrative expenses increased 30.6% from $6.5 million to $8.5 million for the three months ended September 30, 2002 and 2003, respectively, and 17.7% from $20.1 million to $23.6 million for the nine months ended September 30, 2002 and 2003, respectively. As a percentage of total revenues, general and administrative expenses increased from 19.4% to 19.8% for the three months ended September 30, 2002 and 2003, respectively, and increased from 19.0% to 19.1% for the nine months ended September 30, 2002 and 2003, respectively. The increase in general and administrative expenses during the third quarter of 2003, as compared to the same period in 2002, was primarily due to increased legal fees associated with our Business Objects litigation, discussed below, a slight increase in the staffing levels of our general and administrative personnel, and higher variable incentive compensation costs as a result of our improved financial performance. Additionally, unfavorable foreign currency effects caused general and administrative expenses to increase by 2.1% during the third quarter of 2003.

Restructuring and Impairment Charges. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce, and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a sustained increase in vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space, we updated our estimated sublease losses during the second quarter of 2003 to take into consideration these market conditions and recorded an increase in our restructuring reserve relating to sublease losses of $1.7 million. No additional adjustments were recorded to the restructuring reserve during the third quarter of 2003. During the first nine months of 2002, we updated our accrued restructuring costs by recording additional aggregate sublease losses of $2.8 million. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of vacant office space with the following lease expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of our 77,000 square feet of vacant office space, 70,000 square feet were unoccupied and available for sublease as of September 30, 2003. This 70,000 square feet of vacant office space continues to be marketed for sublease. The accrued restructuring costs as of September 30, 2003 of $6.8 million primarily represented losses associated with idle real estate. At September 30, 2003, we had $10.0 million in gross lease obligations and $1.8 million of estimated commissions, concessions, and other costs, partially offset by $5.0 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms. For example, if our estimates relating to sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $680,000 higher. We are also considering terminating certain leases early. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the 2001 restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs as of September 30, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	Adjustments for Q1 & Q2 2003	Adjustments for Q3 2003	Accrued Restructuring Costs at September 30, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(3,690)	$1,831	$—	$6,730
Terminations of computer and equipment leases	152	(37)	(17)	—	98
Accrual for professional fees	144	(26)	(118)	—	—

Total accrued restructuring costs	$8,885	$(3,753)	$1,696	$—	$6,828

Amortization of Intangible Assets. Amortization of intangible assets decreased from $856,000 to $18,000 for the three months ended September 30, 2002 and 2003, respectively, and from $2.7 million to $166,000 for the nine months ended September 30, 2002 and 2003, respectively. The decrease in amortization expense was primarily attributable to the impairment charge of $1.4 million recorded in the fourth quarter of 2002 to write-off our Teracube intangible asset which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project. Additionally, certain intangible assets that had been amortized throughout 2002 were fully amortized by the end of 2002.

Interest Expense. Interest expense decreased from $2.8 million to $701,000 for the three months ended September 30, 2002 and 2003, respectively, and from $6.1 million to $5.0 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease in interest expense was attributable to the conversion of the $53.0 million in principal amount outstanding of our 7 ½% series A unsecured notes (“Series A Notes”) into shares of class A common stock on July 30, 2003. Upon conversion, we ceased accruing interest and amortizing the discount on the Series A Notes.

Reduction in Estimated Cost of Litigation Settlement. In 2000, we entered into agreements to settle a private securities class action lawsuit and a shareholder derivative lawsuit. During 2002, we completed our distribution of consideration under these lawsuits.

Based on the terms of the settlement agreements, we established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, we updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of a change in the estimated market borrowing rate and discount on the Series A Notes, a decline in the value of our class A common stock and a reduction in the estimated fair value of warrants issued in connection with the litigation settlement, we recorded an aggregate reduction in the provision for the litigation settlement of $11.4 million during the nine months ended September 30, 2002. No reductions were recorded during the three months ended September 30, 2002. Additionally, as distribution of the consideration was completed during the third quarter of 2002, no reductions were recorded during the three and nine months ended September 30, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	Nine Months Ended September 30,
	2003	2002
Series A Notes	$—	$2,500
Class A common stock	—	(8,910)
Warrants	—	(4,852)
Pending loss on additional settlement	—	(134)

Reduction in estimated cost of litigation settlement	$—	$(11,396)

We are involved in lawsuits with Business Objects, S.A. relating to claims involving patent infringement and other intellectual property claims. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Loss on Early Extinguishment of Notes Payable. On June 23, 2003, we announced that we had elected to convert the then remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest into shares of class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, we completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, we recorded a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A

Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million.

Prior to this transaction, we repurchased Series A Notes during the first and second quarters of 2003 with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of these repurchases, we recorded a net loss during the first and second quarters of 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. During the third quarter of 2002, we repurchased Series A Notes with an aggregate principal amount of $9.5 million in exchange for 221,069 shares of class A common stock and $946,140 in cash. As a result of these repurchases, we recorded a gain on the early extinguishment of notes payable in the amount of $4.7 million equal to the excess of the carrying value of the Series A Notes plus accrued and unpaid interest of $7.6 million in aggregate over the fair value of the consideration transferred to the holders of such extinguished notes of $2.9 million.

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

Other (Expense) Income, net. Other (expense) income, net includes gains and losses on foreign currency transactions and gains on the reduction in the carrying value of outstanding warrants. Other expense, net decreased from $300,000 to $237,000 for the three months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2002, other income was $1.8 million, as compared to other expense of $142,000 for the nine months ended September 30, 2003. The change was primarily attributable to a decline in gains on the revaluation of warrants and on the impact of foreign currency transactions.

Provision for Income Taxes. During the three and nine months ended September 30, 2003, we recorded income tax expense of $342,000 and $1.1 million, respectively. During the three and nine months ended September 30, 2002, we recorded income tax expense of $312,000 and $1.1 million, respectively. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable, withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries. During the three and nine months ended September 30, 2002 and 2003, we utilized net operating loss carryforwards (“NOL’s”) in the United States and in certain foreign subsidiaries, which had the effect of reducing our effective tax rate and related tax expense. The use of NOL’s during 2003 was partially offset by an increase in withholding taxes paid in foreign jurisdictions that could not be offset against current taxes. We expect that our domestic NOL’s will offset the majority of any domestic taxable income we may generate for the foreseeable future. The provision for income taxes may increase as we become more profitable in certain foreign jurisdictions where we have limited or no NOL’s to offset taxable income.

Dividends Accretion, and Beneficial Conversion Feature on Convertible Preferred Stock. During the three and nine months ended September 30, 2002, we recorded aggregate preferred stock dividends, accretion and beneficial conversion feature on convertible preferred stock of $1.8 million and $6.9 million, respectively. Additionally, during the nine months ended September 30, 2002, we paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. During the first nine months of 2003, we did not have any outstanding shares of preferred stock. Accordingly, we did not accrue or pay any preferred stock dividends or record any accretion on preferred stock during the three and nine months ended September 30, 2003.

Net Gain on Refinancing of Series B, C and D Convertible Preferred Stock. In connection with the refinancing of our series B, C and D convertible preferred stock in August 2002 for cash, promissory notes, class A common stock and series F preferred stock, we recorded a net gain attributable to common stockholders of $36.1 million during the third quarter of 2002. This net gain represented the excess of the aggregate carrying value of the series B, C and D preferred securities being refinanced over the fair value of the total consideration transferred to the holders of such preferred securities.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $32.6 million as of September 30, 2003 compared to $25.3 million as of December 31, 2002. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support during the first nine months of 2003 and our high renewal rates of such contracts during each of the first three quarters of 2003. The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and maintenance contracts. We expect to recognize approximately $29.7 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, short-term investments, on-going collection of our accounts receivable and a revolving line of credit subject to borrowing base limitations based on accounts receivable. As of September 30, 2003, we had $39.5 million of cash, cash equivalents, and short-term investments, of which $797,000 was restricted cash. As of September 30, 2003, we had $4.9 million of borrowing capacity under our revolving line of credit based on the borrowing base limitation applicable to the facility.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending September 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related obligations, net (1)	$2,627	$2,041	$1,149	$418	$418	$175	$6,828
Operating leases	9,604	9,008	7,616	6,296	6,374	11,364	50,262

Total contractual cash obligations	$12,231	$11,049	$8,765	$6,714	$6,792	$11,539	$57,090

(1)	Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our idle space for sublease of $1.8 million and are reflected net of estimated sublease income recoveries of $5.0 million. Total gross restructuring-related lease obligations are $10.0 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

Operating Activities

Net cash provided by operating activities was $23.8 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively. The change was primarily attributable to a decrease in cash used for payment of accounts payable, accrued expenses, and accrued compensation and an increase in deferred revenue balances. The cash flow improvements in operating results also reflect the effect of the restructuring actions undertaken in 2001 and 2000.

Investing Activities

Net cash provided by investing activities was $2.0 million for the nine months ended September 30 2003, as compared to net cash used in investing activities of $8.3 million for the nine months ended September 30, 2002. The change was primarily attributable to the $5.6 million in restricted cash that was released during 2003 in connection with the termination of our previous letter of credit security agreement. The change was also due to the decrease in capitalized software development costs, as discussed above, and was partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $2.2 million and $12.0 million for the nine months ended September 30, 2003 and 2002, respectively. The change was primarily due to net cash payments of $10.0 million in connection with the refinancing of our series B, C and D preferred stock during the 2002 period. The change was also attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options.

In connection with the refinancing of our series B, C and D preferred stock in August 2002, we issued to preferred stockholders, among other consideration, $5.0 million in promissory notes with a carrying value of $4.5 million at the time of issuance. The promissory notes accrued interest at a rate of 7.5% per annum, payable semi-annually, and matured on July 31, 2003. Upon maturity of the promissory notes on July 31, 2003, we paid $5.2 million to repay in full the principal and interest due under the promissory notes issued to former preferred stockholders.

Pursuant to settlement agreements relating to our securities class action litigation, we issued to class members, among other consideration, an aggregate principal amount of $80.3 million of our Series A Notes with a carrying value of $55.0 million at the time of issuance. The notes accrued interest at a rate of 7.5% per annum, payable semi-annually, and were to mature on June 24, 2007. During 2002, we repurchased $17.0 million principal amount of our Series A Notes. During the first and second quarters of 2003, we repurchased an additional $10.3 million principal amount of these notes. On July 30, 2003, we completed the conversion of the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest and issued 1,654,839 shares of class A common stock. As a result of this transaction, we have eliminated our remaining principal and interest obligations relating to our Series A Notes.

Management believes that existing cash, cash anticipated to be generated internally by operations and the Company’s credit facility will be sufficient to meet working capital requirements and anticipated capital expenditures through at least the next twelve months.

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

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. We typically include our standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we agree to defend and hold harmless the indemnified party, typically our customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to our products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, we generally warrant that our software products will perform in all material respects in accordance with our standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. We have not experienced any material intellectual property indemnification or warranty claims historically and have no amounts accrued as of September 30, 2003 relating to such obligations.

We are also a party to a variety of other agreements with current and former customers, vendors, landlords, employees, directors and others pursuant to which we may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate us to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by us. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and our obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred material expense under these agreements and have not accrued any amounts relating to such provisions in our financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF Issue No. 00-21 is applicable to revenue arrangements entered into or modified after June 30, 2003. The provisions of this consensus did not have an effect on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on our financial position and results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this standard did not have any effect on our financial position and results of operations.

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

We may not be able to achieve profitability in the future

Due to the $30.2 million charge attributable to the conversion of our Series A Notes into shares of class A common stock on July 30, 2003, we incurred a net loss of $24.4 million for the three months ending September 30, 2003 and will incur net losses for the year ending December 31, 2003. As of September 30, 2003, our accumulated deficit was $363.4 million. Although we expect to be profitable in the fourth quarter of 2003, we may not be able to achieve profitability in this or any other future period.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which have had a positive impact on our results in the nine months ended September 30, 2003; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $32.6 million as of September 30, 2003. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 70,000 square feet of space that is unoccupied. We have established a restructuring reserve of $6.8 million related to the costs of disposition of this space as of September 30, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $5.0 million of sublease income relating to this space over the term of the respective leases. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

OLAP Tools. Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7i platform. Whether web-based or client-server, these tools give end users the ability to query underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical mode, often referred to as drilling. Providers of OLAP tools include Cognos, Hyperion Solutions, IBM, and Microsoft.

Query and Reporting Tools. Query and reporting tools allow large numbers of end users to gain access to pre-defined reports for simple analysis. Often the end users are able to specify some sort of run-time criteria that customizes the result set for that particular person. Some limited drilling is also provided. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Information Builders and Hyperion Solutions.

Web-based Static Reporting Tools. Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. These applications often lack the sophistication, robustness and scalability of MicroStrategy’s platform, but can be attractive for small, departmental applications. Vendors in this category include Actuate, Business Objects, Microsoft and SAS.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2003, holders of our class B common stock owned or controlled 3,660,130 shares of class B common stock, or 74.9% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 58.3% of the total voting power, as of November 1, 2003. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000, channel partners accounted for, directly or indirectly, approximately 36.1%, 27.3%, 35.4% and 45.0% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed a notice of appeal.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which we are seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. Our ‘050 patent claims are currently scheduled to proceed to trial on April 12, 2004. We are seeking monetary damages and injunctive relief.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 34.3%, 36.0%, 33.8% and 25.6% of our total revenues for the nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001 and 2000, respectively. Our international operations require significant management attention and financial resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2003, the fair market value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 2003, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. As a percentage of total revenues, international revenues increased from 35.0% for the three months ended September 30, 2002 to 35.6% for the three months ended September 30, 2003, and decreased from 35.4% for the nine months ended September 30, 2002 to 34.3% for the nine months ended September 30, 2003, primarily as a result of overall increases in domestic revenues during 2003. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign currency exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by foreign currency exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that MicroStrategy’s products do not infringe the ‘403 patent. Business Objects has filed a notice of appeal.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which the Company is seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company’s ‘050 patent claims are currently scheduled to proceed to trial on April 12, 2004. The Company is seeking monetary damages and injunctive relief.

Other Proceedings

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Conversion of 7 ½% Series A Unsecured Notes

On July 30, 2003 the Company converted the remaining $53.0 million in principal amount outstanding of its 7 ½% series A unsecured notes (the “Series A Notes”) plus all accrued and unpaid interest on the Series A Notes, based on a conversion price of $32.2611, into shares of the Company’s class A common stock, in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. The conversion ratio was 3.1230 shares of class A common stock for each $100 in principal amount of the Series A Notes. The conversion ratio included the shares of class A common stock issued with respect to the $0.75 of accrued and unpaid interest outstanding on each $100 principal amount of the Series A Notes at the time of conversion. The conversion resulted in the issuance by the Company of 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. The class A common stock issued in this conversion transaction was issued in reliance on the exemption from registration under the Securities Act provided by Section 3(a)(9) thereunder. No underwriters were involved in the foregoing issuance of securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth under Item 5 (Other Information) of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

Jonathan J. Ledecky retired from the Company’s Board of Directors effective July 10, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-49899) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1	Secured Credit Agreement, dated May 19, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 19, 2003 (File No. 000-24435) and incorporated by reference herein).

10.2	First Modification Agreement, dated November 4, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A., modifying that certain Secured Credit Agreement dated May 19, 2003.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

Exhibit Number	Description

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

On August 1, 2003, the registrant filed a Current Report on Form 8-K dated July 29, 2003 to report that: (1) on July 29, 2003, the registrant had issued a press release announcing its financial results for the quarter ended June 30, 2003 and providing additional outlook and financial guidance information; (2) on July 30, 2003, the registrant had implemented the previously announced conversion of the remaining $53.0 million in principal amount outstanding of its Series A Notes plus all accrued and unpaid interest on the Series A Notes, into 1,654,839 shares of the registrant’s class A common stock and payment by the registrant of approximately $47,000 in cash in lieu of fractional shares; and (3) on July 31, 2003, the registrant had paid an aggregate of $5.0 million in principal and $185,959 in accrued interest to the holders of promissory notes that were issued in connection with the restructuring of certain preferred stock in August 2002 and, accordingly, that such promissory notes had been repaid and were no longer outstanding.

All other items included in a Quarterly Report of Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

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

Date: November 12, 2003