Form 10-K
period 2003-12-31
MICROSTRATEGY INC
filed 2004-03-12
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒ No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant’s class A common stock on June 30, 2003 on the Nasdaq National Market) was approximately $381.9 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on March 1, 2004 was 12,431,663 and 3,603,730, respectively.

MICROSTRATEGY INCORPORATED

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy”, “Company”, “we”, “us” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

ii

PART I

ITEM 1.    BUSINESS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

Our software platform, MicroStrategy 7i, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and strategic partners.

Industry Background

Business intelligence software offers decision-makers the opportunity to ask and answer questions about their business using data that has been captured but not yet exploited to its fullest extent.

Four key trends have driven demand for business intelligence tools:

•	Need for Increased User Access: In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers—from customer service representatives to the CEO and from customers to suppliers—demand the insight that business intelligence can provide. The wide acceptance of the Internet as an information source has also fueled demand for enterprise data to be accessible over the Web.

•	Increased Data Scalability: Increasing information intensity, and in particular, the need to capture electronically and store every business transaction, has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. Since transaction-level information is now routinely captured, organizations struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data—making even the most detailed information meaningful and comprehensive to business users. As a result, users are easily able to discover trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

•	Improved Supply Efficiency: Supplier transactions become more efficient with direct access to inventory and other related data. For true vendor-managed inventory and collaborative commerce systems, vendors need to have access to key information about how their products are performing against business metrics. For example, vendors should be able to see how their products are selling in each geographic region so as not to over-ship products that are slow-moving or under-ship products that are selling quickly. By opening vendor performance information to the vendors themselves, buyers and sellers of goods and services become partners in the quest to optimize sales, margin and inventory.

•

Improved Distribution Efficiency:    Business partners collaborate more effectively with access to shared data. By granting access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying demands of end customers and setting expectations. Opening invoice and purchase order information to partners can enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies. For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

The emergence and widespread acceptance of the Internet as a medium of communication and commerce have changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers and partners access to their information. Business intelligence tools are one of the gateways to this information. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings and enter into transactions that were once conducted face-to-face or via the telephone. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

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

Emergence of Wireless Internet and Voice Technologies.    Information can be more valuable if there is untethered, ubiquitous access to the information. The development of wireless standards and improvements in text-to-speech and voice-recognition technologies have created a technology platform for delivering Internet- based information and services to mobile devices. An integrated platform reduces the need for relying on multiple vendors for these products and services. This development is expected to generate new business opportunities for companies by providing an additional channel for existing services and creating opportunities to provide new services that can be delivered any place and at any time to anyone that has access to a wireless device.

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers MicroStrategy 7i, an integrated, industrial-strength business intelligence platform that enables organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and report delivery applications. The platform provides reliable and maintainable solutions with a low total cost of ownership. Whether an organization is seeking a departmental, enterprise or extranet deployment, MicroStrategy 7i offers functionality, power and control for both users and administrators. The MicroStrategy 7i business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability. Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 7i platform give analysts, managers and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

MicroStrategy’s business intelligence platform provides the functionality users need to make better decisions, and MicroStrategy’s business intelligence technology increases reporting functionality dramatically. The MicroStrategy 7i platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to perform all of the five most popular styles of business intelligence, including:

•	Ad Hoc Query and Reporting (ROLAP). Perform investigative analysis and ad hoc queries using the online analytical processing (OLAP) functionality of drill anywhere, page-by, pivot, subtotal, sort, filter, rank and export. This allows analysts and management to have more insight into business results.

•	Statistics & Data Mining. Use statistical treatment and data mining algorithms for predictive analysis. The MicroStrategy 7i platform allows users to perform analysis that has typically required multiple software packages.

•	Cube Analysis (MOLAP). Perform OLAP analysis on predefined subsets of data. Users experience increased speed and interactivity by working on defined subsets of data.

•	Report Delivery and Alerting. Disseminate reports and exception alerts on an enterprise-scale through self-subscription or central administration. Reports can be received via email, file server, portal, printer, text message, PDA, fax, pager and voice.

•	Enterprise Reporting. Create and distribute boardroom quality reports to users across the enterprise and extranets. From the advanced requirements of power users to the “at-a-glance” requirements of executives, MicroStrategy can meet diverse reporting needs, including dashboards, scorecards and operational reports.

Specific benefits of the MicroStrategy 7i business intelligence platform include:

Industrial-Strength Business Intelligence.    The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber IT, high user scalability and high database scalability. MicroStrategy’s enterprise-caliber IT translates to centralized administration, operations and operations maintenance in a unified interface and unified backplane. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero-foot print web product, where business intelligence can expand across and grow with the enterprise.

Five Styles of Business Intelligence.    With the five styles of business intelligence on an integrated backplane, users are no longer bound to departmental reporting or solutions that offer only one style of business intelligence or combine individual styles of business intelligence. The need for multiple business intelligence or reporting tools is minimized when users have access to all five styles for their enterprise business intelligence needs.

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

Powerful Narrowcast Server Distribution Engine for Information Delivery.    Our technology offers a high performance personalized narrowcast engine for delivering periodic and alert-based information to users via Internet, e-mail, wireless devices, printer and fax. The narrowcast engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

Highly Stylized and Consolidated Reporting and Formatting Capabilities.    MicroStrategy Report Services™ technology delivers a wide range of enterprise reports via the Web, including production and operational reports, managed metrics reports and scorecards. The design capabilities provide the precision necessary to deliver reports with boardroom presentation quality, without any programming. By dragging and dropping report components, users can create the high quality reports with complete formatting flexibility. Unlike other popular reporting products, the modern architecture delivers both traditional hierarchical banded reports and newer, Web-oriented zone-based reports.

The MicroStrategy 7i platform’s advanced technology provides high performance functionality in five key business intelligence areas:

•	Speed and power;

•	Functionality and ease of use;

•	Report delivery and intelligent alerts;

•	Packaged functionality and customization; and

•	Security and scalability.

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

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation with our business intelligence platform, the benefits of using our platform and competitive differentiators. The channels we use to communicate with these constituencies are:

•	Print ads;

•	Online ads;

•	Direct e-mail;

•	Industry events;

•	User conferences;

•	Strategic partners;

•	Word of mouth and peer references;

•	Industry awards;

•	Our website; and

•	Coverage in print and broadcast media.

Technology Strategy.    Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology and enhancing our report delivery and alerting functionality to all commonly used devices. We continue to enhance our technology for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. In addition, MicroStrategy continues to develop its platform for easy integration with a wide spectrum of enterprise resource planning (ERP) systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

•	Capacity—the volume of information that can be efficiently analyzed and utilized;

•	Concurrency—the number of users that can be supported simultaneously;

•	Sophistication—the range of analytical methods available to the application designer;

•	Performance—the response time of the system;

•	Database Flexibility—the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness—the reliability and availability of the software in mission critical environments;

•	Deployability—the ease with which applications can be deployed, modified, upgraded and tuned;

•	Personalization—the quality and sophistication of a one-to-one user experience;

•	Content Flexibility—the range of content, both structured and unstructured, that can be efficiently utilized; and

•	Media Channel and Interface Flexibility—the range of media channels, interface options, and display features supported.

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

Products

We offer an integrated business intelligence platform, known as MicroStrategy 7i, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions. Revenues from sales of product licenses accounted for approximately $77 million of total revenues during 2003.

MicroStrategy 7i.    MicroStrategy 7i integrates a full range of reporting, analysis, report delivery and alerting capabilities into a single platform—providing central management of security, administration, development and deployment.

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

MicroStrategy Intelligence Server contains an analytical engine with over 240 different sophisticated mathematical, financial and statistical functions with the flexibility for further function extensions. MicroStrategy Intelligence Server combines the power of its analytical engine with the scalability of a relational database to perform complex data analysis with maximum efficiency. All the other products in the MicroStrategy 7i platform integrate with the MicroStrategy Intelligence Server and benefit from its broad functionality.

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

MicroStrategy Intelligence Server is designed as a services oriented architecture (SOA) to easily augment functionality and capabilities throughout the platform. MicroStrategy OLAP Services™ and Report Services™ employ this services-oriented architecture design.

MicroStrategy Report Services.    MicroStrategy Report Services is the enterprise reporting engine of the MicroStrategy business intelligence platform that delivers an entire range of enterprise reports, including production and operational reports, managed metrics reports and scorecards. Its design capabilities provide the precision necessary to deliver these reports with desktop publishing quality and drag-and-drop simplicity. Users can create reports using intuitive design features without programming or outside help.

MicroStrategy 7i OLAP Services™.    MicroStrategy 7i combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy 7i OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes™. End users can add or remove report objects, add derived metrics and modify the filter—all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 7i OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining users’ ability to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Web and MicroStrategy Web Universal.    MicroStrategy Web is a patented zero-footprint web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, spreadsheet formatting, advanced printing and exporting and right click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java™ Applets or client side installations or downloads, ensuring the highest levels of security.

MicroStrategy Web provides users with a highly interactive environment and low maintenance interface for reporting and analysis. Using this intuitive HTML-only web solution, users access, analyze and share corporate data. MicroStrategy Web provides ad hoc querying, industry-leading analysis, quick deployment and rapid customizability, making it even easier for users to make informed business decisions.

MicroStrategy Web Universal features the same powerful functionality users are familiar with in MicroStrategy Web with the added benefit of working with all major operating systems, application servers, web servers and browser interfaces.

MicroStrategy Narrowcast Server.    MicroStrategy Narrowcast Server is a proactive report delivery and alerting server that distributes personalized business information to recipients via e-mail, printers, file servers, portals, wireless devices, fax and phone. MicroStrategy Narrowcast Server delivers targeted information to individuals on an event-triggered or scheduled basis through the communication device that is most convenient. It provides an engine to implement targeted messaging to acquire and retain customers and a platform for distributing information to corporate departments, the entire enterprise and other stakeholders including customers and suppliers.

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

MicroStrategy Office.    MicroStrategy Office lets every Microsoft® Office user run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint® and Word. MicroStrategy Office is designed using Microsoft .NET technology and accesses the MicroStrategy business intelligence platform using XML and Web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform—all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

MicroStrategy Desktop.    MicroStrategy Desktop is a business intelligence software component that provides integrated query and reporting, powerful analytics and decision support workflow on the personal computing desktop. MicroStrategy Desktop provides a rich set of features for online analysis of corporate data. Even complex reports are easy to create and can be viewed in various presentation formats, polished into production reports, distributed to other users and extended through a host of ad hoc features including drilling, pivoting and data slicing. The interface itself can be customized to different users’ skill levels and security profiles. MicroStrategy Desktop comes in two versions:

•	Desktop Analyst. A simplified version that provides interactive slice and dice required by managers; and

•	Desktop Designer. A full-featured version that lets users design complex and sophisticated reports.

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

MicroStrategy BI Developer Kit.    MicroStrategy BI Developer Kit is a package of products that includes MicroStrategy Desktop Designer, MicroStrategy Architect and modular analytic applications. The analytic modules are starter kits designed to streamline business processes through the use of business intelligence. Each of the modules ships with a sample data-model and numerous reports and key performance indicators. The analytic modules are designed to enable portability and the ability to work against existing data warehouses without the need for additional data extraction and loading concerns. The modules are easy to extend and modify and reflect a decade of business intelligence implementation experience and best practices of the most common business analysis applications.

MicroStrategy MDX Adapter.    MicroStrategy MDX Adapter opens the analytical power and scalability of the MicroStrategy 7i Platform to other business intelligence reporting tools. With MicroStrategy MDX Adapter, reporting tools that use the OLE DB for OLAP (ODBO) standard created by Microsoft can connect through MicroStrategy Intelligence Server and access any major relational database. Companies such as Cognos®, Hyperion Solutions, Business Objects, Alphablox™ and arcplan® provide ODBO compliant front-end reporting tools.

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

MicroStrategy Transactor™.    MicroStrategy Transactor is a workflow server that allows users to turn insight gained from their MicroStrategy business intelligence applications into actionable decisions. MicroStrategy Transactor directs and manages the workflow required to take business intelligence information from a web report, email, wireless message or voice alert and complete a closed-loop transaction with all major back-end information systems.

Product Support and Other Services

MicroStrategy Technical Support.    MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available. Our product experts help support MicroStrategy implementation from development to deployment to the production environment. Our support offerings include access to our highly skilled support team during standard business hours, around the clock access to our online support site, and options to secure dedicated technical support at any time of the day. Revenues from technical support services accounted for approximately 37%, 35% and 26% of total revenues during 2003, 2002 and 2001, respectively.

MicroStrategy Consulting.    MicroStrategy Consulting offers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise and extranet applications across various types of databases. Our consulting staff identifies the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning. By leveraging our best practices, strategic visioning, project planning and platform expertise, we assist customers’ technical staff in successfully completing projects and developing solutions that business users will adopt. Revenues from consulting services accounted for approximately 14%, 16% and 28% of total revenues during 2003, 2002 and 2001, respectively.

MicroStrategy Education.    MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education Consultants develop an ongoing education program that meets our customers’ specific education needs. Our team of education consultants delivers quality, cost-effective instruction and skill development for administrators, developers and analysts. Revenues from education services accounted for approximately 5%, 6% and 6% of total revenues during 2003, 2002 and 2001, respectively.

MicroStrategy Technical Advisory Services.    MicroStrategy also offers Technical Advisory Services as an advisory service for enterprise customers seeking to maximize their investment in the MicroStrategy business intelligence platform. MicroStrategy Technical Advisory Services consists of delivering business intelligence advisory and audit services over the course of a year and providing members with a comprehensive program of advisory services, knowledge capital and corporate support. MicroStrategy Technical Advisory Services has been designed to help provide the optimal opportunity to experience success and the highest return on investment on MicroStrategy’s business intelligence platform. MicroStrategy Technical Advisory Services deliver subject matter expertise, project management, strategic consulting and expedited resources to enhance the success of customer deployments. Revenues from MicroStrategy Technical Advisory Services are included within revenues from consulting services above.

We also have two development stage units, Angel.com and Alarm.com, that are engaged in non-core business intelligence activities. The financial results of Angel.com and Alarm.com are not material to our worldwide financial results.

Customers

MicroStrategy has over 2,500 customers across such diverse industries as retail (7 of the top 10 globally), telecommunications (all of the top 10 globally), financial services (4 of the top 5 global diversified financial services companies), pharmaceutical companies (all of the top 10 globally), healthcare (5 of the top 10 globally), manufacturing (6 of the top 10 global auto manufacturers), consumer packaged goods (9 of the top 10 globally) and technology. International sales accounted for 34.0%, 36.0% and 33.8% of our total revenues in 2003, 2002 and 2001, respectively.

Below is a representative list of domestic and international firms that use the MicroStrategy 7i business intelligence platform:

•	Retail: Ace Hardware, Albertson’s, Best Buy, eBay, Hudson’s Bay Company, Liz Claiborne, Lowe’s Companies, METRO Group, Toys R Us, WH Smith PLC, Yahoo! Inc.

•	Financial Services: Bank of Montreal, FleetBoston Financial, Inovant, KeyBank, LaCaixa, Metropolitan Life Insurance Company, Nationwide Insurance, RBC Financial Group, Wachovia, Wells Fargo

•	Pharmaceutical and Healthcare: AdvancePCS, Aventis Pasteur, Caremark, Cardinal Health, IMS Health Canada, NDCHealth Corporation, Pharmacia, Premier

•	Telecommunications: AT&T, BellSouth, Cable and Wireless, Interoute, Sprint, Telecom Italia, Telefónica, Telephia

•	Manufacturing: Honda, Lexmark, Michelin, Pfizer Global Manufacturing, Shaw Industries, Waterford Wedgewood, Western Digital

•	Consumer Goods: Amway Corp., Campbell’s Soup, Estée Lauder, Revlon, Unilever Cosmetics

•	Government/Public Services: Kent Unified School District, National Institutes of Health, Ohio Department of Education, State of Tennessee, US Department of Education, US Department of State, US Postal Service.

Customer Case Studies

U.S. Postal Service.    The U.S. Postal Service (“USPS”) purchased over $5 million of MicroStrategy software licenses, education and software support services in 2003. USPS will deploy the MicroStrategy Business Intelligence Platform enterprise-wide for reporting, analysis and information delivery. USPS is investing in business intelligence to improve the service provided to its customers as well as the efficiency of its operations. The MicroStrategy platform will eventually be used by up to 30,000 employees to enhance efficiencies in areas that include retail, financial and network operations, transportation logistics and supply-chain management.

Dick’s Sporting Goods.    Dick’s Sporting Goods chose MicroStrategy as its enterprise reporting standard in 2003. Dick’s Sporting Goods is an authentic sporting goods retailer that offers a broad selection of high-quality, competitively-priced brand name sporting goods equipment, apparel and footwear. After reviewing reporting solutions from among the many available business intelligence products, Dick’s chose MicroStrategy to replace their Cognos installation. Dick’s Sporting Goods employees, including store managers, merchandising analysts and senior management, will use MicroStrategy software to analyze an 800-gigabyte Oracle® data warehouse. End users will be able to perform sales, category and inventory management analyses in order to more effectively track product sales, product mix and inventory levels.

Shaw Industries.    Shaw Industries, a subsidiary of Berkshire Hathaway Inc., chose MicroStrategy as its business intelligence standard in 2003. Approximately 1,000 Shaw employees, including sales, marketing and accounting personnel, will perform reporting and analyses of sales and marketing information against a Teradata® data warehouse. The MicroStrategy platform will anchor applications that will help Shaw Industries gain better insight into its sales and marketing operations to enhance efficiency. Shaw Industries will also be able to more effectively monitor and manage inventory levels in order to improve productivity.

Sales And Marketing

Direct Sales Organization.    We market our software and services primarily through our direct sales force. As of December 31, 2003, we had domestic sales offices in a number of cities, including Atlanta, Austin, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Edina, Los Angeles, New York, Phoenix, San

Francisco, Seattle, St. Louis, Tampa, Troy and Washington, DC, and international sales offices located in Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Melbourne, Mexico City, Milan, Montreal, Monterrey, Munich, Paris, Rome, Sao Paolo, Seoul, Tokyo, Toronto and Utrecht. We are represented by distributors in several countries where we do not have sales offices, including Bulgaria, Chile, Colombia, the Czech Republic, Denmark, Finland, India, Ireland, Malaysia, Malta, Norway, Peru, Singapore, Slovenia, South Africa, Sweden, Switzerland, Turkey, Ukraine and Uruguay.

Indirect Sales Channels.    We have entered into relationships with nearly 300 reseller, value-added reseller, system integration, original equipment manufacturers (OEM) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our sales partners product discounts. Favorable product recommendations to potential customers from the leading system integration, application development and platform partners facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners.    Our resellers/systems integration alliances include partners who can resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy 7i platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Adastra	Dataspace	Peoplesoft
Accenture	Deloitte Consulting	Prithvi Information Solutions
Anexinet	DoubleClick	Quantisense
Annams	Ekaab	RCG IT
Atlantic Intelligence	Electronic Data Systems	Saras America
BearingPoint	Esskay Solutions	SEI
Biltmore Technologies	Hewlett-Packard	Systech Solutions
C3i	Hexaware Technologies	SYSTIME
Cap Gemini Ernst and Young	High Impact Technologies	Teradata, a division of NCR
Claraview Consulting	IBM	Thinkfast Consulting
Cognizant	IOLAP	Vallence Solutions
Covansys	Jelecos	Xeomatrix
CSI	Lancet Software Development

OEM Partners.    Our OEM partners integrate the MicroStrategy 7i Business Intelligence Platform or some of its components into their applications. A selection of these OEM partners includes:

3c Software	Enkata Technologies	Retail International Systems
Annuncio Software	Eyretel	Consulting
Appian	HR Vista	Retek
Applied Digital Solutions	Intelligence Technologies S.A.	SPSS, Inc.
Blazent, Inc.	Miix Ltd.	SQLiaison
Centerforce Technologies	Peoplesoft	Systech
CRS Retail Systems	Personify	Teradata, a division of NCR
DST Innovis	PowerMarket	Vision Chain
Dynix		Vizional Technologies

Technology Partners.    In order to deliver even higher value to our customers, MicroStrategy has integrated its business intelligence platform with the leading data warehouse and related technology platforms and software. We have integrated our platform with leading portal technology, ETL technology and specialized display technology products to name just a few. Through our Technology Partner program, we continue our efforts to help ensure that customers can easily implement the MicroStrategy 7i business intelligence platform alongside other chosen corporate technology standards. Our technology partners include:

Alphablox	BEA Systems	Netezza
Angoss Software Corporation	DataDirect Technologies	Plumtree
Arcplan	Hewlett-Packard Company	Sun MicroSystems
Ascential Software	IBM	Teradata, a division of NCR
AutomationOne, Inc.	MapInfo

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2003, our research and product development staff consisted of 196 employees, 183 of whom are working on our core business intelligence projects and 13 of whom are working on our non-core research and development activities, Angel.com and Alarm.com. Our total expenses for research and development, which do not include those costs capitalized as software development costs, for the years 2003, 2002 and 2001 were $27.7 million, $26.3 million and $32.8 million, respectively.

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy’s most direct competitors include providers of:

•	Business intelligence software;

•	OLAP tools;

•	Ad-hoc Query tools;

•	Web-based reporting tools; and
•	Report delivery and proactive alerting.

Each of these markets is discussed more fully below.

Business Intelligence Software.    Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS provide business intelligence software.

OLAP Tools.    Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7i platform. Whether web-based or client-server, these tools give end users the ability to analyze underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical style, often referred to as drilling. Additional OLAP capabilities include pivoting and filtering. Providers of OLAP tools include Cognos, Hyperion Solutions, IBM, SAP and Microsoft.

Ad-hoc Query Tools.    Ad-hoc query tools allow large numbers of end users to gain access to pre-defined reports and queries for simple analysis. Often each end user is able to specify some personalized run-time criteria that customize the result set for that particular person. Some limited drilling is also provided. Some ad-hoc query tools allow users to access databases and create their own database queries using structured query language. Users are then able to export the resulting data into other formats such as Microsoft Excel for their own use. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Hyperion Solutions and Information Builders.

Web-based Reporting Tools.    Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. Extensive formatting capabilities ensure that users can easily consume the information contained in the reports. There is limited user interactivity with these reports generated by reporting tools. Reporting applications built with these tools often lack the sophistication, robustness and scalability of the MicroStrategy platform, but can be attractive for small departments. Vendors in this category include Actuate, Business Objects, Microsoft and SAS.

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

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

Employees

As of December 31, 2003, we had a total of 849 employees, of whom 573 were based in the United States and 276 were based internationally. Of the total, 283 were engaged in sales and marketing, 196 in product development, 216 in professional services and 154 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired professionals complete a professional orientation course that ranges from one day to four weeks long, presented by “MicroStrategy University,” our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to create expert content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

Available Information

MicroStrategy’s website is located at www.microstrategy.com. MicroStrategy makes available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information found on our website is not part of this report or any other report filed with the SEC.

ITEM 2.    PROPERTIES

Our principal offices are located in Northern Virginia in leased facilities pursuant to multiple leases, the majority of which expire between August 2006 and June 2010. These office facilities comprise a total of 260,000 square feet, of which 77,000 square feet were vacated in connection with restructuring plans adopted during 2001. As of December 31, 2003, of the 77,000 square feet of vacant space, 31,000 square feet have been subleased. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Austin, Carlsbad, Charlotte, Chicago, Cincinnati, Dallas, Denver, Edina, Los Angeles, New York, San Francisco, Seattle, St. Louis, Tampa, Troy, Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Melbourne, Mexico City, Milan, Monterrey, Montreal, Munich, Paris, Rome, Sao Paolo, Seoul, Tokyo, Toronto and Utrecht. We believe our properties are suitable and adequate for our present and near term needs, and we do not expect to add additional office space in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which we are seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. Our ‘050 patent claims are currently scheduled to proceed to trial on June 15, 2004. We are seeking monetary damages and injunctive relief.

Crystal Decisions Litigation

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. The case is in its earliest stages. Trial is scheduled for November 2005.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our class A common stock is traded on the Nasdaq National Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated, adjusted to reflect a one-for-ten reverse stock split which occurred in July 2002, as reported by the Nasdaq National Market:

	High	Low
Year ended December 31, 2002
First Quarter	$40.90	$26.00
Second Quarter	30.00	5.00
Third Quarter	13.26	4.50
Fourth Quarter	19.55	7.40
Year ended December 31, 2003
First Quarter	$25.90	$15.05
Second Quarter	41.75	24.39
Third Quarter	50.70	34.90
Fourth Quarter	56.06	46.00

As of March 1, 2004, there were approximately 1,912 stockholders of record of our class A common stock and 7 stockholders of record of our class B common stock.

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

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$77,221	$62,865	$72,781	$100,582	$85,797
Product support and other services	98,356	84,962	109,300	117,737	66,823

Total revenues	175,577	147,827	182,081	218,319	152,620

Cost of revenues:
Product licenses	3,240	2,925	4,170	2,600	2,597
Product support and other services	24,745	24,975	43,692	78,019	35,798

Total cost of revenues	27,985	27,900	47,862	80,619	38,395

Gross profit	147,592	119,927	134,219	137,700	114,225

Operating expenses:
Sales and marketing	57,475	48,179	77,253	137,534	88,733
Research and development	27,684	26,297	32,819	43,890	24,225
General and administrative	32,580	27,635	34,153	47,082	23,342
Restructuring and impairment charges	1,699	4,198	39,463	9,367	—
Amortization of goodwill and intangible assets	182	3,195	17,251	17,667	422
In-process research and development	—	—	—	—	2,800

Total operating expenses	119,620	109,504	200,939	255,540	139,522

Income (loss) from operations	27,972	10,423	(66,720)	(117,840)	(25,297)
Financing and other (expense) income:
Interest income	644	728	2,171	3,158	2,174
Interest expense, including discount amortization expense	(5,109)	(8,413)	(5,401)	(37)	(144)
Loss on investments	—	(523)	(3,603)	(9,365)	—
Reduction in (provision for) estimated cost of litigation settlement	—	11,396	30,098	(89,729)	—
(Loss) gain on early extinguishment of notes payable	(31,069)	6,750	—	—	—
Gain on contract termination	—	16,837	—	—	—
Other income (expense), net	307	2,109	(2,139)	96	6

Total financing and other (expense) income	(35,227)	28,884	21,126	(95,877)	2,036

(Loss) income from continuing operations before income taxes	(7,255)	39,307	(45,594)	(213,717)	(23,261)
(Benefit) provision for income taxes	(2,587)	1,190	2,460	1,400	1,246

Net (loss) income from continuing operations	(4,668)	38,117	(48,054)	(215,117)	(24,507)

Discontinued operations:
Loss from discontinued operations	—	—	(30,739)	(46,189)	(9,236)
Gain (loss) from abandonment	765	—	(2,075)	—	—

Income (loss) on discontinued operations	765	—	(32,814)	(46,189)	(9,236)

Net (loss) income	(3,903)	38,117	(80,868)	(261,306)	(33,743)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(6,874)	(10,353)	(4,687)	—
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	29,370	—	—
Net gain on refinancing of series B, C and D convertible preferred stock	—	36,135	—	—	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	44,923	—	—
Series A preferred stock beneficial conversion feature	—	—	—	(19,375)	—

Net (loss) income attributable to common stockholders	$(3,903)	$67,378	$(16,928)	$(285,368)	$(33,743)

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Basic (loss) earnings per share(1):
Continuing operations	$(0.31)	$3.20	$(3.35)	$(29.98)	$(3.18)
Discontinued operations	$0.05	$—	$1.40	$(5.79)	$(1.20)

Net (loss) income attributable to common stockholders	$(0.26)	$3.20	$(1.95)	$(35.77)	$(4.38)

Weighted average shares outstanding used in computing basic (loss) earnings per share	14,804	11,676	8,659	7,978	7,703

Diluted (loss) earnings per share(1):
Continuing operations	$(0.31)	$3.12	$(3.35)	$(29.98)	$(3.18)
Discontinued operations	$0.05	$—	$1.40	$(5.79)	$(1.20)

Net (loss) income attributable to common stockholders	$(0.26)	$3.12	$(1.95)	$(35.77)	$(4.38)

Weighted average shares outstanding used in computing diluted (loss) earnings per share	14,804	11,986	8,659	7,978	7,703

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$51,882	$15,036	$38,409	$33,203	$25,941
Restricted cash	747	6,173	439	25,884	—
Net working capital (deficit)(2)	27,608	(6,920)	(23,179)	44,011	53,109
Net assets of discontinued operations	—	—	—	42,663	8,218
Total assets	114,793	79,873	103,632	240,994	203,368
Net liabilities of discontinued operations	—	1,151	4,479	—	513
Long-term liabilities, excluding deferred revenue and advance payments	5,987	51,106	76,444	102,388	—
Series A redeemable convertible preferred stock	—	—	6,385	119,585	—
Series B redeemable convertible preferred stock	—	—	32,343	—	—
Series C redeemable convertible preferred stock	—	—	25,937	—	—
Series D convertible preferred stock	—	—	3,985	—	—
Redeemable convertible preferred stock of discontinued operations	—	—	—	40,530	—
Total stockholders’ equity (deficit)	44,347	(34,509)	(138,007)	(145,538)	101,816

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.
(2)	Net working capital (deficit) is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingency from terminated contract.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

MicroStrategy’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. For a comprehensive discussion of our accounting policies, see note 2 in the accompanying consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. MicroStrategy does not have any ownership interest in any special purpose entities that are not wholly-owned and consolidated subsidiaries of MicroStrategy. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments, particularly relating to revenue recognition, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations as discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, income taxes and financing operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. Additional information regarding risk factors that may impact our estimates is included below under “Risk Factors”.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition.    MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification, or customization of software, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We also follow the guidance provided by SEC Staff

Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition” which provide guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC.

We recognize revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement, as provided by agreements or contracts executed by both parties, delivery of the software and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled using our objective evidence of the fair value of the elements represented by our customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product license and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were immaterial for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, contracts accounted for under the percentage of completion method represented approximately 7.8% of total revenues.

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

License revenue derived from sales to resellers or OEM’s who purchase our products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met.

Technical support revenue, included in product support and other services revenue, is derived from providing technical support and software updates and upgrades to customers. Technical support revenue is recognized ratably over the term of the contract, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable and whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. MicroStrategy’s ability to enter into revenue generating transactions and recognize revenue in the future is subject to a number of business and economic risks discussed below under “Risk Factors.”

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

We are involved in lawsuits with Business Objects, S.A. and Business Objects Americas, Inc. relating to claims involving patent infringement and other intellectual property claims. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in a lawsuit with ePlus Group, Inc. relating to a claim by ePlus involving breach of contract. Although the ultimate outcome of this litigation is uncertain, we believe that the litigation will not have a material adverse effect on our financial position or results of operations.

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

Software Development Costs.    We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed.

Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period such determination was made. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

Impairment of Long-Lived Assets.    We review long-lived assets, including intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. Subsequent impairment assessments could result in future impairment charges. Any impairment charge would result in reductions in the carrying value of long-lived assets and would reduce our operating results in the period in which the charge arose.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Years ended December 31,
	2003	2002	2001
Statements of Operations Data
Revenues:
Product licenses	44.0%	42.5%	40.0%
Product support and other services	56.0	57.5	60.0

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.8	2.0	2.3
Product support and other services	14.1	16.9	24.0

Total cost of revenues	15.9	18.9	26.3

Gross profit	84.1	81.1	73.7

Operating expenses:
Sales and marketing	32.7	32.6	42.4
Research and development	15.8	17.8	18.0
General and administrative	18.6	18.7	18.8
Restructuring and impairment charges	1.0	2.8	21.7
Amortization of goodwill and intangible assets	0.1	2.1	9.4

Total operating expenses	68.2	74.0	110.3

Income (loss) from operations	15.9	7.1	(36.6)
Financing and other (expense) income:
Interest income	0.4	0.5	1.2
Interest expense, including discount amortization expense	(2.9)	(5.7)	(3.0)
Loss on investments	—	(0.4)	(2.0)
Reduction in estimated cost of litigation settlement	—	7.7	16.5
(Loss) gain on early extinguishment of notes payable	(17.7)	4.6	—
Gain on contract termination	—	11.4	—
Other income (expense), net	0.2	1.4	(1.1)

Total financing and other (expense) income	(20.0)	19.5	11.6

(Loss) income from continuing operations before income taxes	(4.1)	26.6	(25.0)
(Benefit) provision for income taxes	(1.5)	0.8	1.4

Net (loss) income from continuing operations	(2.6)	25.8	(26.4)

Discontinued operations:
Loss from discontinued operations	—	—	(16.9)
Gain (loss) from abandonment	0.4	—	(1.1)

Income (loss) from discontinued operations	0.4	—	(18.0)

Net (loss) income	(2.2)	25.8	(44.4)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(4.6)	(5.7)
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	16.1
Net gain on refinancing of series B, C and D convertible preferred stock	—	24.4	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	24.7

Net (loss) income attributable to common stockholders	(2.2)%	45.6%	(9.3)%

Comparison of 2003, 2002 and 2001

Revenues

Revenues.    Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	December 31,			% Change in 2003	% Change in 2002
	2003	2002	2001
Revenues:
Product licenses	$77,221	$62,865	$72,781	22.8%	-13.6%
Product support and other services	98,356	84,962	109,300	15.8%	-22.3%

Total revenues	$175,577	$147,827	$182,081	18.8%	-18.8%

Product Licenses Revenues.    Product licenses revenues decreased during 2002, as compared to 2001, as a result of our decision to limit our sales focus to licensing our core business intelligence software and generating profitable transactions. This change in focus, a result of our restructuring plans, included a significant reduction in our sales force during 2001, which at the same time substantially reduced our sales and marketing related costs. During 2002 and 2003, we introduced several new products that complement our business intelligence platform, which we believe have been well accepted by our customers and industry analysts. The overall increase in 2003, as compared to 2002, was primarily attributable to an increase in the size of our sales force to further our presence in the business intelligence market, the impact of favorable foreign currency fluctuations and an increase in the average size of our product license transactions. In 2003, we had twenty-six product license transactions in excess of $500,000, including one transaction during the second quarter of 2003 that generated product licenses revenues of $4.0 million. In 2002, we had nine transactions in excess of $500,000, and twelve such transactions in 2001. Product licenses revenues as a percentage of total revenues were 44.0%, 42.5% and 40.0% for the years ended December 31, 2003, 2002 and 2001, respectively. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues.    The overall decrease in product support and other services revenues during 2002, as compared to 2001, was primarily attributable to a 49.9% decrease in consulting services revenue, a 25.7% decrease in education services revenue, and the termination of our software development and OEM agreement with Exchange Applications discussed in more detail below, which generated $8.2 million of product support and other services revenues during 2001. The decrease was offset in part by a 7.6% increase in revenues from technical support services. The increase in product support and other services revenues in 2003, as compared to 2002, was primarily the result of a 25.4% increase in revenues from technical support services, while revenues from education and consulting services remained relatively unchanged. Revenues from technical support services have increased year-over-year as a result of an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support, our high renewal rates for such contracts, and the impact of favorable foreign currency fluctuations. Product support and other services revenues as a percentage of total revenues were 56.0%, 57.5% and 60.0% for the years ended December 31, 2003, 2002 and 2001, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	December 31,			% Change in 2003	% Change in 2002
	2003	2002	2001
International revenues:
Product licenses	$24,216	$23,070	$29,257	5.0%	-21.1%
Product support and other services	35,567	30,075	32,264	18.3%	-6.8%

Total international revenues	$59,783	$53,145	$61,521	12.5%	-13.6%

International Revenues.    International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and also are discussed separately within this paragraph. The decrease in international revenues in 2002, as compared to 2001, was primarily attributable to a global economic slowdown, which led to decreased corporate spending on information technology. We believe the global economic slowdown had a greater impact on our international product licenses revenues in 2002 than our domestic product licenses revenues. In 2003, after adjusting for foreign currency fluctuations, international product licenses revenues decreased by 7.6%. The decrease was offset in part by a 12.6% positive impact from foreign currency fluctuations. The average size of our international product licenses revenue transactions decreased from $41,000 in 2002 to $36,000 in 2003. The increase in international product support and other services revenues in 2003, as compared to 2002, was the result of a 14.2% positive foreign currency impact and a 4.1% increase in revenues. In 2003, international product support and other services revenues included a 36.4% increase in revenues from technical support services, which included a 20.6% increase in revenues and a 15.8% positive impact from foreign currency fluctuations. This increase was offset in part by a 3.2% decrease in revenues from education and consulting services. As a percentage of total revenues, international revenues were 34.0% in 2003, 36.0% in 2002 and 33.8% in 2001. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in 2003. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	December 31,			% Change in 2003	% Change in 2002
	2003	2002	2001
Cost of Revenues:
Product licenses	$3,240	$2,925	$4,170	10.8%	-29.9%
Product support and other services	24,745	24,975	43,692	-0.9%	-42.8%

Total cost of revenues	$27,985	$27,900	$47,862	0.3%	-41.7%

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. As a percentage of product licenses revenues, cost of product licenses revenues were 5.7% in 2001, 4.7% in 2002 and 4.2% in 2003. The decrease in cost of product licenses revenues as a percentage of product licenses revenues in 2002, as compared to 2001, was primarily due to decreased software royalty arrangements with third-party software vendors. In the event that we enter into additional software royalty arrangements with third-party software vendors in the future, cost of product licenses revenues as a percentage of total product licenses revenues may increase. The decrease in 2002 was partially offset by an increase in the amortization of capitalized software development costs associated with the release of MicroStrategy 7i and Narrowcast Server 7.2 in April 2002 and Web Universal in November 2002. Cost of product licenses revenues increased in 2003, as compared to 2002, due to a full year of capitalized software amortization related to products released in 2002 and a partial year of capitalized software amortization related to the release of our new enterprise reporting product, MicroStrategy Report Services, in November 2003. Cost of product licenses revenues, however, decreased as a percentage of product licenses revenues because of the significant increase in product licenses revenues in 2003. Based on our existing product offerings, we expect cost of product licenses revenues to increase by approximately $350,000 in 2004 as a result of the amortization of software development costs that were capitalized in 2002 and 2003. Our cost of product licenses revenues could increase further with the development and addition of new products to our product line.

Cost of Product Support and Other Services.    Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. As a percentage of product support and other services revenues, cost of product support and other services revenues was 40.0% in 2001, 29.4% in 2002 and 25.2% in 2003. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost ratio”) was primarily due to sequential decreases in our consulting, technical support and education staffing levels. In connection with the implementation of our restructuring plans, our staffing levels decreased by approximately 35% in 2002 as compared to 2001. Our staffing levels decreased by an additional 5% in 2003 as we continued to align our expenses with our expected revenue streams. Additionally, the significant sequential decreases in services cost ratio was also attributable to improved utilization of consulting personnel as a consequence of the overall restructuring plans, a decrease in the use of third parties to perform consulting services and an increase in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services. The decrease in 2003 was offset in part by a 5.2% unfavorable impact from foreign currency fluctuations.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	December 31,			% Change in 2003	% Change in 2002
	2003	2002	2001
Operating expenses:
Sales and marketing	$57,475	$48,179	$77,253	19.3%	-37.6%
Research and development	27,684	26,297	32,819	5.3%	-19.9%
General and administrative	32,580	27,635	34,153	17.9%	-19.1%
Restructuring and impairment charges	1,699	4,198	39,463	-59.5%	-89.4%
Amortization of goodwill and intangible assets	182	3,195	17,251	-94.3%	-81.5%

Total operating expenses	$119,620	$109,504	$200,939	9.2%	-45.5%

Sales and Marketing Expenses.    Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses were 42.4% in 2001, 32.6% in 2002 and 32.7% in 2003. The decrease in sales and marketing expenses in 2002, as compared to 2001, was primarily due to decreased overall spending on marketing initiatives and advertising and a reduction of staffing levels in the sales force as a result of our restructuring plans. In addition, commissions expense decreased as a result of lower product license revenues. Staffing levels for sales and marketing personnel were lower by approximately 43% in 2002 as compared to 2001. In 2003, the increase in sales and marketing expenses, as compared to 2002, related to a 14.4% increase in costs and a 4.9% unfavorable impact from foreign currency fluctuations. Staffing levels for our sales and marketing personnel increased by approximately 19% in

2003, as compared to 2002, which in conjunction with the increase in product licenses revenues described above, have caused salary and commission costs to increase. In addition, marketing expenses increased in 2003 due to an extensive marketing campaign for our new product offering, MicroStrategy Report Services. Sales and marketing expenses may increase in 2004 if we continue to expand our sales force and as we market new product offerings.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses were 18.0% in 2001, 17.8% in 2002 and 15.8% in 2003. The decrease in our research and development expenses in 2002, as compared to 2001, resulted from our focus on enhancing our core business intelligence product line and limiting our initiatives on new product development peripheral to the business intelligence market. Also contributing to the decline in research and development expenses in 2002 were our restructuring plans, which involved a reduction in staffing levels and a decrease in the use of third-party consultants. Staffing levels of our research and development personnel were lower by approximately 19% in 2002 as compared to 2001. Additionally, research and development expenses also decreased due to a $1.8 million increase in the capitalization of software development costs associated with the development of certain products. In 2003, research and development costs increased, as compared to 2002, due to a $2.3 million decrease in the amount of software development costs that were capitalized. Additionally, although staffing levels of our research and development personnel were lower by approximately 5% in 2003, as compared to 2002, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity for the periods indicated (in thousands):

	2003	2002	2001
Gross research and development expenses:
Core research and development activities	$26,859	$26,845	$31,867
Non-core research and development activities	1,999	2,935	2,596
Capitalized software development costs	(1,174)	(3,483)	(1,644)

Research and development expenses	$27,684	$26,297	$32,819

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,895	$1,368	$641

In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and ceased capitalizing development costs associated with these products. In November 2002, we released MicroStrategy Web Universal, a new version of MicroStrategy Web. In November 2003, we released MicroStrategy Report Services. For the year ended December 31, 2002, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $3.5 million of software development costs associated with the development of MicroStrategy 7i and Narrowcast Server 7.2 software. For the year ended December 31, 2003, we capitalized $1.2 million of software development costs primarily associated with the development of MicroStrategy Report Services. Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years.

As of December 31, 2003, our research and development engineering resources were allocated to the following major projects: 21% to our MicroStrategy 7i product, 16% to our Unix products, 11% to our non-core research and development projects, Angel.com and Alarm.com, and 52% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses.    General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The decrease in general and administrative expenses in 2002, as compared to 2001, was primarily due to a reduction in staffing levels and office occupancy costs as a result of the restructuring plans and a reduction in recruiting efforts. Staffing levels of our general and administrative personnel decreased by 26% in 2002 as compared to 2001. The decrease in 2002 was offset in part by an increase in the use of external legal and professional services related to the Business Objects litigation as well as certain other matters. We incurred expenses of $3.6 million in 2002 for external legal and consulting fees related to the Business Objects litigation. In 2003, general and administrative expenses increased, as compared to 2002, due to a 16.2% increase in costs and a 1.7% unfavorable foreign currency effect. The increase in costs was due to an increase in external legal and consulting fees, which included $3.4 million of fees associated with the Business Objects litigation, a 3% increase in staffing levels of our general and administrative personnel, and higher variable compensation costs as a result of improved financial performance. As a percentage of total revenues, general and administrative expenses were 18.8% in 2001, 18.7% in 2002 and 18.6% in 2003.

Restructuring and Impairment Charges.    During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

As a result of these restructuring plans, we recorded restructuring and impairment charges of $27.3 million during 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions and other facility closing costs including rent expense while the office space is vacant. On a quarterly basis, we assess the adequacy of our restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, we updated our accrued restructuring costs by recording additional sublease losses of $2.8 million during 2002. During 2003, we further updated our estimated sublease losses and recorded an increase in our restructuring reserve of $1.7 million due to a sustained high level of vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space.

In connection with a periodic assessment of the carrying value of long-lived assets, we concluded that the products derived from our Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, we recorded an impairment charge of $12.2 million in 2001 to write-down that intangible asset to its fair value. During 2002, we updated our periodic assessment of the carrying value of our Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during 2002, we recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of vacant office space with the following expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of the 77,000 square feet of vacant office space, 31,000 square feet has been subleased as of December 31, 2003. The remaining vacant office space continues to be marketed for sublease. The accrued restructuring costs as of December 31, 2003 of $6.1 million primarily represented losses associated with idle real estate. At December 31, 2003, we had $9.4 million in gross lease obligations and $1.2 million of estimated commissions, concessions and other costs, partially offset by $4.5 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms. For example, if our estimates relating to sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $600,000 higher. We may also continue to seek to terminate certain leases early; however, our landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to us. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	2003 Adjustments	Accrued Restructuring Costs at December 31, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(4,369)	$1,834	$6,054
Terminations of computer and equipment leases	152	(46)	(17)	89
Accrual for professional fees	144	(26)	(118)	—

Total accrued restructuring costs	$8,885	$(4,441)	$1,699	$6,143

As of December 31, 2003, unpaid amounts of $2.6 million and $3.5 million have been classified as current and long-term accrued restructuring costs, respectively.

Amortization of Goodwill and Intangible Assets.    The decrease in amortization expense from 2001 to 2002 was primarily due to the impairment charge of $12.2 million recorded in 2001 to write-down the carrying value of our Teracube intangible asset to its fair value. Additionally, as of January 1, 2002, we ceased amortizing goodwill as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” During 2001, our amortization of goodwill was immaterial. The decrease in amortization expense from 2002 to 2003 was primarily attributable to the additional impairment charge of $1.4 million recorded in 2002 to write-off the remaining Teracube intangible asset. Additionally, certain intangible assets that had been amortized throughout 2002 were fully amortized by the end of 2002.

The following table sets forth interest expense and changes in interest expense for the periods indicated (in thousands):

	2003	2002	2001	$ Change in 2003	$ Change in 2002
7 1/2% series A unsecured notes:
Stated interest expense	$2,529	$5,804	$4,499	$(3,275)	$1,305
Discount amortization expense	1,835	1,900	—	(65)	1,900
Promissory notes issued to former preferred stockholders:
Stated interest expense	216	152	—	64	152
Discount amortization expense	302	198	—	104	198
Other debt and interest expense	227	359	902	(132)	(543)

Total interest expense	$5,109	$8,413	$5,401	$(3,304)	$3,012

Interest Expense.    Interest charges on our 7 1/2% series A unsecured notes (“Series A Notes”) first began accruing on April 2, 2001. As a result, we recorded interest charges on the Series A Notes for a portion of the year during 2001. During 2002, we recorded interest charges on the Series A Notes for the entire year.

Additionally, we began amortizing discount amortization expense in 2002 upon issuance of the Series A Notes and the promissory notes issued to former preferred stockholders in connection with the August 2002 refinancing transaction. On July 30, 2003, we completed the conversion of the then remaining $53.0 million in principal amount outstanding of the Series A Notes into shares of class A common stock. Upon conversion, we ceased accruing interest and amortizing the discount on the Series A Notes. On July 31, 2003, we repaid in full the promissory notes issued to former preferred stockholders and accrued interest thereon.

Loss on Investments.    Loss on investments was $0, $523,000 and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Loss on investments during 2002 and 2001 was primarily attributable to other-than-temporary declines in our short-term investment holdings during those periods.

Reduction in Estimated Cost of Litigation Settlement.    In 2000, we entered into agreements to settle a private securities class action lawsuit and a shareholder derivative lawsuit. During 2002, we completed our distribution of consideration under these lawsuits.

Based on the terms of the settlement agreements, we established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, we updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of changes in the estimated market borrowing rate and discount on the Series A Notes, declines in the value of our class A common stock and reductions in the estimated fair value of warrants issued in connection with the litigation settlement, we recorded aggregate reductions in the provision for the litigation settlement of $11.4 million and $30.1 million during the years ended December 31, 2002 and 2001, respectively. As distribution of the consideration was completed during the third quarter of 2002, no reductions were recorded during the year ended December 31, 2003. The reduction in estimated cost of litigation settlement was comprised of the following (in thousands):

	2003	2002	2001
Promissory notes	$—	$2,500	$(16,700)
Class A common stock	—	(8,910)	(5,806)
Warrants	—	(4,852)	(7,782)
Pending loss on additional settlement	—	(134)	190

Reduction in estimated cost of litigation settlement	$—	$(11,396)	$(30,098)

We are involved in lawsuits with Business Objects, S.A. and Business Objects Americas, Inc. relating to claims involving patent infringement and other intellectual property claims. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in a lawsuit with ePlus Group, Inc. relating to a claim involving breach of contract relating to the master lease agreement that we entered into with them on November 1, 1999, under which we leased equipment from ePlus. ePlus claims that equipment returned by us upon expiration of the lease term was not in satisfactory condition and seeks damages of approximately $2.0 million plus interest, taxes and attorneys’ fees. We intend to vigorously defend the case. Although the ultimate outcome of this litigation is uncertain, we believe that the litigation will not have a material adverse effect on our financial position or results of operations.

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

(Loss) Gain on Early Extinguishment of Notes Payable.    During 2002, we repurchased Series A Notes with an aggregate principal amount of $17.0 million in exchange for 450,324 shares of class A common stock and approximately $946,000 in cash. As a result of these repurchases, we recorded an aggregate gain during 2002 on the early extinguishment of notes payable in the amount of $6.8 million equal to the excess of the carrying value of the Series A Notes plus accrued and unpaid interest of $13.8 million in aggregate over the fair value of the consideration transferred to the holders of such extinguished notes of $7.0 million.

On June 23, 2003, we announced that we had elected to convert the then remaining $53.0 million in principal amount outstanding of the Series A Notes plus accrued and unpaid interest into shares of class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, we completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, we recorded a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million. Prior to this transaction, we repurchased Series A Notes during the first and second quarters of 2003 with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of these repurchases, we recorded a net loss during the first and second quarters of 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. As a result of these transactions during 2003, we recorded an aggregate net loss on the early extinguishment of notes payable in the amount of $31.1 million.

Other Income (Expense), net.    Other income (expense), net includes gains and losses on foreign currency transactions, minority interest, gains on the reduction in the carrying value of outstanding warrants issued in connection with the litigation settlement, and, for 2002, fees associated with the termination of our credit facility.

(Benefit) Provision for Income Taxes.    During the year ended December 31, 2003, we recognized a net benefit for income taxes of $2.6 million. This benefit included a $5.2 million reduction of valuation allowances on net operating loss carryforwards and other deferred tax assets in certain foreign subsidiaries that continued to demonstrate profitability. This benefit was partially offset by income tax expense incurred in our foreign operations. Also during 2003, we recognized a deferred tax asset of $9.1 million primarily related to domestic tax losses and certain other items. However, because the realization of this deferred tax asset does not meet the “more likely than not” criteria under SFAS No. 109, we recorded a full valuation allowance on this benefit. During the years ended December 31, 2002 and 2001, we recorded income tax expense of $1.2 million and $2.5 million, respectively. During 2002, we utilized net operating loss carryforwards in certain foreign subsidiaries which had the effect of reducing our effective tax rate and related tax expense. Additionally, our provision for income taxes in 2002 was offset in part by reductions of valuation allowances on net operating loss carryforwards in other foreign subsidiaries. During the year ended December 31, 2002, we recognized a $36.1 million net gain on the refinancing of our series B, C and D convertible preferred stock, which had no tax effect. During the year ended December 31, 2001, we recognized a $29.4 million net gain on the refinancing of our series A redeemable convertible preferred stock and a $44.9 million net gain on the early redemption of our redeemable convertible preferred stock of discontinued operations, which had no tax effect. If we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income, we would expect to incur increased tax expense in those jurisdictions.

As of December 31, 2003, we had net operating loss carryforwards of approximately $314.1 million and other temporary differences, which resulted in net deferred tax assets of approximately $151.1 million. Also as of December 31, 2003, we had a valuation allowance of $145.6 million on our deferred tax assets. If our operations, and particularly our domestic operations, continue to demonstrate profitability in 2004, after excluding permanent differences and certain non-recurring items, we may reduce a substantial amount of our valuation allowance. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

On February 21, 2004, we received notification from the Internal Revenue Service that our calendar year 2000 corporate income tax return had been selected for audit. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of this tax audit cannot be predicted with certainty. Should any issues addressed in our tax audit be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

Income (Loss) from Discontinued Operations.    On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Accordingly, during 2001, we recorded a loss from abandonment of our discontinued operations of $2.1 million. Subsequent to the abandonment, we continued to assess the valuation of outstanding liabilities during each successive financial reporting period. During 2003, management concluded that the probability of incurring additional obligations or being required to perform services relating to a particular contract was remote. As a result, we reversed the accrued liability related to this contract and recorded a gain on discontinued operations in the amount of $765,000 during 2003. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented. Included within Strategy.com’s net loss for the year ended December 31, 2001 were restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities.

Dividends, Accretion and Beneficial Conversion Feature on Convertible Preferred Stock.    During the years ended December 31, 2002 and 2001, we recorded aggregate preferred stock dividends of $4.8 million and $8.6 million, respectively, on all of our series of preferred stock. Additionally, during the years ended December 31, 2002 and 2001, we recorded accretion on preferred stock of $1.3 million and $1.8 million, respectively, to accrete the carrying value of the series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on the series D preferred stock. Furthermore, during 2002, based on the valuation of the series F preferred stock at the time of issuance, we recorded a beneficial conversion feature in the amount of $768,000 based on the difference between the fair market value of our class A common stock on the closing date of the refinancing transaction in August 2002 and the effective conversion price of the series F preferred stock. Because the series F preferred stock was convertible immediately upon issuance, we fully amortized such beneficial conversion feature on the date of issuance. During 2003, we did not have any outstanding shares of preferred stock. Accordingly, we did not accrue any preferred stock dividends or record any accretion on preferred stock during 2003.

Net Gain on Refinancing of Series A Redeemable Convertible Preferred Stock.    In connection with the refinancing of our series A redeemable convertible preferred stock in June 2001 for a combination of cash, common stock and series B, C, D and E preferred stock, we recorded a net gain attributable to common stockholders of $29.4 million during 2001. This net gain represented the excess of the carrying value of the series

A preferred stock over the fair value of the consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million.

Net Gain on Refinancing of Series B, C and D Convertible Preferred Stock.    In connection with the refinancing of our series B, C and D convertible preferred stock in August 2002 for cash, promissory notes, class A common stock and series F preferred stock, we recorded a net gain attributable to common stockholders of $36.1 million during 2002. This net gain represented the excess of the aggregate carrying value of the series B, C and D preferred securities being refinanced over the fair value of the total consideration transferred to the holders of such preferred securities.

Gain on Early Redemption of Redeemable Convertible Preferred Stock of Discontinued Operations.    On August 29, 2001, we entered into an exchange agreement pursuant to which we acquired all outstanding shares of Strategy.com’s series A preferred stock in exchange for 350,000 shares of our class A common stock. Based on the closing price of our class A common stock of $24.90 per share on the consummation date of the transaction and the carrying value of Strategy.com’s series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million attributable to common stockholders. This gain represented the excess of the carrying value of Strategy.com’s preferred stock over the fair value of our class A common stock exchanged in the transaction.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $31.1 million as of December 31, 2003 compared to $25.3 million as of December 31, 2002. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support during 2003 and our high renewal rates of such contracts during 2003. The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and technical support contracts. We expect to recognize approximately $28.4 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2003	2002
Current:
Deferred product licenses revenue	$4,490	$1,790
Deferred product support and other services revenue	50,497	38,876

	54,987	40,666
Less: billed and unpaid deferred revenue	(26,613)	(16,705)

	$28,374	$23,961

Non-current:
Deferred product licenses revenue	$378	$663
Deferred product support and other services revenue	3,380	1,854

	3,758	2,517
Less: billed and unpaid deferred revenue	(1,008)	(1,136)

	$2,750	$1,381

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, on-going collection of our accounts receivable and a revolving line of credit subject to borrowing base limitations based on accounts receivable. On December 31, 2003 and 2002, we had $52.6 million and $21.2 million, respectively, of cash and cash equivalents, of which $747,000 and $6.2 million, respectively, was restricted cash. As of December 31, 2003, we had $4.9 million of borrowing capacity under our revolving line of credit based on the borrowing base limitation applicable to the facility.

The following are our contractual obligations associated with our restructuring plans, interest and certain principal obligations and lease commitments (in thousands):

	Year ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related obligations, net(1):	$2,599	$1,585	$1,030	$429	$429	$71	$6,143
Operating leases:	9,757	8,883	7,613	6,653	6,728	9,945	49,579

Total contractual cash obligations	$12,356	$10,468	$8,643	$7,082	$7,157	$10,016	$55,722

(1)	Restructuring-related lease obligations include estimated concessions, commission payments and other costs associated with marketing our idle space for sublease of $1.2 million and are reflected net of estimated sublease income recoveries of $4.5 million. Total gross restructuring-related lease obligations are $9.4 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

Operating Activities

Net cash provided by operating activities was $37.1 million in 2003 as compared to net cash provided by operating activities of $668,000 in 2002 and net cash used in operating activities of $25.9 million in 2001. The increase in cash provided by operating activities from 2002 to 2003 was primarily attributable to a decrease in cash used for payment of accounts payable, accrued expenses and accrued compensation and an increase in deferred revenue balances. Also contributing to the change in 2003 were increased revenues and an improvement in operating results. The change from 2001 to 2002 was primarily attributable to an improvement in operating results from continuing operations and a decrease in cash used for payment of accounts payable and accrued expenses. The cash flow improvements in operating results reflect the effect of the restructuring actions undertaken in 2001 and 2000. If we continue to generate income from operations and increases in deferred revenues, we expect to continue to generate positive cash flows from operations.

Investing Activities

Net cash provided by investing activities was $201,000 in 2003 as compared to net cash used in investing activities of $9.7 million in 2002 and net cash provided by investing activities of $24.7 million in 2001. The change from 2002 to 2003 was primarily attributable to the $5.6 million in restricted cash that was released during 2003 in connection with the termination of our previous letter of credit security agreement. The change was also due to the decrease in capitalized software development costs, as discussed above, and was partially offset by an increase in capital expenditures. In 2002, we were required to post $5.6 million in cash for use as collateral under our previous letter of credit security agreement, which secured outstanding letters of credit in that amount. In 2001, $25.4 million in restricted cash was released in connection with the termination of a previous credit facility. We expect to continue to invest in property and equipment to appropriately support our future growth and to continue to maintain and enhance our current infrastructure.

Financing Activities

Net cash used in financing activities was $1.0 million, $11.6 million and $15.7 million in 2003, 2002 and 2001, respectively. The change from 2002 to 2003 was primarily due to net cash payments of $10.0 million in connection with the refinancing of our series B, C and D preferred stock during the 2002 period. The change was also attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options. The change from 2001 to 2002 was primarily attributable to cash redemptions of our series A and E preferred stock for $12.5 million, net of offering costs, and $6.8 million, respectively, in the 2001 period.

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

During 2002, we repurchased $17.0 million principal amount of our Series A Notes. During the first and second quarters of 2003, we repurchased an additional $10.3 million principal amount of these notes. On July 30, 2003, we completed the conversion of the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest and issued 1,654,839 shares of class A common stock in such conversion. As a result of this transaction, we have eliminated our remaining principal and interest obligations relating to our Series A Notes.

Management believes that existing cash, cash anticipated to be generated internally by operations and the Company’s credit facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

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

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. We typically include our standard intellectual property indemnification clauses in our software license agreements. Pursuant to these clauses, we agree to defend and hold harmless the indemnified party, typically our customers, business partners and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to our products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, we generally warrant that our software products will perform in all material respects in accordance with our standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. We have not experienced any material intellectual property indemnification or warranty claims historically and have no amounts accrued as of December 31, 2003 relating to such obligations.

We are also a party to a variety of other agreements with current and former customers, vendors, landlords, employees, directors and others pursuant to which we may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate us to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by us. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and our obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred material indemnification expense under these agreements and have not accrued any amounts relating to such provisions in our financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF Issue No. 00-21 is applicable to revenue arrangements entered into or modified after June 30, 2003. The provisions of this consensus did not have any effect on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on our financial position and results of operations.

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

Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing MicroStrategy. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our class A common stock could decline and you may lose all or part of your investment.

We may not be able to achieve profitability in the future

We incurred a net loss of $3.9 million for the year ended December 31, 2003, including a $30.2 million charge attributable to the conversion of our Series A Notes into shares of class A common stock on July 30, 2003. As of December 31, 2003, our accumulated deficit was $345.9 million. Although we expect to be profitable in 2004, we may not be able to achieve profitability in this or any other future period.

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

Fluctuations in Quarterly Operating Results.    Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a positive impact on our results for the year ended December 31, 2003; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

Limited Ability to Adjust Expenses.    We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office and equipment leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our class A common stock may fall.

We rely on our strategic channel partners and if we are unable to develop or maintain successful relationships with them, our business, operating results and financial condition will suffer

In addition to our direct sales force, we rely on strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. In particular, for the years ended December 31, 2003, 2002 and 2001, channel partners accounted for, directly or indirectly, approximately 24.6%, 27.3% and 35.4% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we are seeking to increase the level of indirect sales activities through our strategic channel partners; however, we may not be successful in our efforts to expand indirect sales in this manner. We may not be able to attract strategic partners who will market our products effectively and who will be qualified to provide timely and cost-effective customer support and service. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with those strategic partners. If we are unable to develop or maintain our relationships with these strategic partners, our business, operating results and financial condition will suffer.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $31.1 million as of December 31, 2003. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 34.0%, 36.0% and 33.8% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Our international operations require significant management attention and financial resources.

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

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share and reduced revenue

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy’s most direct competitors include providers of:

•	Business intelligence software;

•	OLAP tools;

•	Ad-hoc Query tools;

•	Web-based reporting tools; and

•	Report delivery and proactive alerting.

Each of these markets is discussed more fully below.

Business Intelligence Software.    Makers of business intelligence software provide business intelligence capabilities designed for integration, customization and application development. Companies such as Microsoft, Oracle, Hyperion Solutions, SAP AG, Computer Associates and SAS provide business intelligence software.

OLAP Tools.    Companies that build software to perform online analytical processing (OLAP) provide offerings competitive with the core MicroStrategy 7i platform. Whether web-based or client-server, these tools give end users the ability to analyze underlying data sources without having to hand code structured query language queries. Most OLAP tools allow users to build their own calculations and specify report layouts and other options. Additionally, OLAP tools provide users the ability to navigate throughout the underlying data in an easy, graphical style, often referred to as drilling. Additional OLAP capabilities include pivoting and filtering. Providers of OLAP tools include Cognos, Hyperion Solutions, IBM, SAP and Microsoft.

Ad-hoc Query Tools.    Ad-hoc query tools allow large numbers of end users to gain access to pre-defined reports and queries for simple analysis. Often each end user is able to specify some personalized run-time criteria that customize the result set for that particular person. Some limited drilling is also provided. Some ad-hoc query tools allow users to access databases and create their own database queries using structured query language. Users are then able to export the resulting data into other formats such as Microsoft Excel for their own use. Companies that produce query and reporting tools include Business Objects, Cognos, Oracle, Hyperion Solutions and Information Builders.

Web-based Reporting Tools.    Companies that offer software to deliver pre-built reports for end user viewing and consumption can also compete with MicroStrategy. Extensive formatting capabilities ensure that users can easily consume the information contained in the reports. There is limited user interactivity with these reports generated by reporting tools. Reporting applications built with these tools often lack the sophistication, robustness and scalability of the MicroStrategy platform, but can be attractive for small departments. Vendors in this category include Actuate, Business Objects, Microsoft and SAS.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all major enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix, Linux and Windows, certain of our application server components run only on the Windows NT, Server 2000 and Server 2003 operating systems. Therefore, our ability to increase sales currently depends in part on the continued acceptance of the Windows NT and Windows Server operating systems and in part on our ability to port certain components of our software to non-Windows based operating systems.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 1, 2004, holders of our class B common stock owned or controlled 3,603,730 shares of class B common stock, or 74.4% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, controlled 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 58.8% of the total voting power, as of March 1, 2004. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which we are seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. Our ‘050 patent claims are currently scheduled to proceed to trial on June 15, 2004. We are seeking monetary damages and injunctive relief.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. The case is in its earliest stages. Trial is scheduled for November 2005.

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

We have substantial real estate lease commitments for unoccupied space and if we are unable to sublet this space on acceptable terms our operating results and financial condition could be adversely affected

We are party to real estate leases for approximately 77,000 square feet of vacant office space. Of the 77,000 square feet of vacant office space, 31,000 square feet has been subleased as of December 31, 2003. We have established a restructuring reserve of $6.1 million related to the costs of disposition of this space as of December 31, 2003. In establishing this reserve, we have assumed that we will be able to sublet the available space and receive approximately $4.5 million of sublease income relating to this space over the term of the respective leases. We may not be able to sublet this space on the assumed terms. If we are unable to do so, we would incur additional restructuring costs relating to these leases and would expend more cash than currently expected, which could have an adverse effect on our operating results and financial condition.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2003, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2003, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. International revenues were 33.8%, 36.0%, and 34.0% of total revenues in 2001, 2002, and 2003, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent accountants, are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of December 31, 2003, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls.    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages and positions as of March 1, 2004 are as follows:

Name	Age	Title
Michael J. Saylor	39	Chairman and Chief Executive Officer
Sanju K. Bansal	38	Vice Chairman, Executive Vice President and Chief Operating Officer
Eric F. Brown	38	President and Chief Financial Officer
Jonathan F. Klein	37	Vice President, Law and General Counsel
Jeffrey A. Bedell	35	Vice President, Technology and Chief Technology Officer
Eduardo S. Sanchez	47	Vice President, Worldwide Sales and Services
David B. Blundin	37	Director
F. David Fowler(1)	70	Director
Carl J. Rickertsen(2)	43	Director
Stuart B. Ross(1)(2)	66	Director
Ralph S. Terkowitz(1)	53	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

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

Sanju K. Bansal has served as executive vice president and chief operating officer since 1993 and was previously vice president, consulting since joining MicroStrategy in 1990. He has been a member of the board of directors of MicroStrategy since September 1997 and has served as vice chairman of the board of directors since November 2000. Prior to joining MicroStrategy, Mr. Bansal was a consultant at Booz Allen & Hamilton, a worldwide technical and management consulting firm, from 1987 to 1990. Mr. Bansal received an S.B. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Computer Science from The Johns Hopkins University.

Eric F. Brown has served as president and chief financial officer since November 2000. Mr. Brown served as chief financial officer from August 2000 to November 2000 and originally joined the Company as chief financial officer of the Strategy.com subsidiary in February 2000. Prior to that, Mr. Brown served as division chief financial officer and then division chief operating officer of Electronic Arts, a developer and publisher of interactive entertainment software, from October 1998 until February 2000. Prior to that, Mr. Brown was co-founder and chief financial officer of DataSage, Inc., a vendor of e-business personalization software, from 1995 until October 1998. Mr. Brown also held several senior financial positions with Grand Metropolitan from 1990 until 1995. Mr. Brown received an M.B.A. from the Sloan School of Management of the Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

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

David B. Blundin has been a member of the board of directors of MicroStrategy since September 2002. Mr. Blundin is currently chief executive officer of Vestmark, Inc., a privately-held enterprise software company focused on the real-time integration infrastructure market, a position he has held since October 2001. From January 2000 until October 2001, Mr. Blundin served as chief technologist at Vignette Corporation, a publicly-traded provider of e-business software applications. Mr. Blundin was the chief executive officer of DataSage, Inc., a leading vendor of e-business personalization software, from June 1997 until its acquisition by Vignette in January 2000. Mr. Blundin received a B.S. in Computer Science from the Massachusetts Institute of Technology in 1988.

F. David Fowler has been a member of the board of directors of MicroStrategy since June 2001. Mr. Fowler was the dean of the School of Business and Public Management at The George Washington University from July 1992 until his retirement in June 1997 and a member of KPMG LLP from 1963 until his retirement in June 1992. As a member of KPMG, Mr. Fowler served as managing partner of the Washington, DC office from 1987 until 1992, as partner in charge of human resources for the firm in New York City, as a member of the firm’s board of directors, operating committee and strategic planning committee and as chairman of the KPMG Foundation and the KPMG personnel committee. Mr. Fowler is also a member of the board of directors of FBR Funds located in Bethesda, Maryland. Mr. Fowler received a B.A./B.S. in Business from the University of Missouri at Columbia in 1955.

Carl J. Rickertsen has been a member of the board of directors of MicroStrategy since October 2002. Mr. Rickertsen is currently managing partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004. From January 1998 until January 2004, Mr. Rickertsen was chief operating officer and a partner at Thayer Capital Partners a private equity investment firm. From September 1994 until January 1998, Mr. Rickertsen was a managing partner at Thayer. Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen is also a member of the board of directors of Convera Corporation, a publicly-traded search-engine software company, and United Agricultural Products, a distributor of farm and agricultural products. Mr. Rickertsen received a B.S. from Stanford University and an M.B.A. from Harvard Business School.

Stuart B. Ross has been a member of the board of directors of MicroStrategy since June 2001. Mr. Ross held various positions with the Xerox Corporation, a document management technology company, from 1966 until December 1999, including corporate executive vice president, senior vice president of finance and chief financial officer, vice president/corporate controller and chairman and chief executive officer of Xerox Financial Services. Mr. Ross is also a trustee of the Hansberger Institutional Series, a mutual fund, a member of the board of directors of The World Affairs Forum and a member of the International Executive Service Corporation Advisory Council. Mr. Ross has been a C.P.A. in the State of New York since 1963. Mr. Ross received a B.S. in Accounting from New York University in 1958 and an M.B.A. from Bernard Baruch College of the City College of New York in 1966.

Ralph S. Terkowitz has been a member of the board of directors of MicroStrategy since September 1997. Mr. Terkowitz is currently a special partner at ABS Capital Partners, a private equity investment firm, and a consultant to The Washington Post Company, a diversified media and education company, positions he has held since January 2004. From April 2001 until January 2004, Mr. Terkowitz was chief technology officer for The Washington Post Company. From 1992 until April 2001, Mr. Terkowitz was vice president, technology for The Washington Post Company. From February 1995 until February 1996, Mr. Terkowitz was chief executive officer, president and publisher of Digital Ink, an Internet publishing venture that launched, among other ventures, WashingtonPost.com and PoliticsNow. In 1998, he was co-chief executive officer of HireSystems and instrumental in the formation of BrassRing.com. Mr. Terkowitz is also a member of the board of directors of Truste and Tribe.net. Mr. Terkowitz received an A.B. in Chemistry from Cornell University and an M.S. in Chemical Physics from the University of California, Berkeley.

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

Identification of Audit Committee/Audit Committee Financial Expert

MicroStrategy has a separately-designated standing Audit Committee of the board of directors, which provides the opportunity for direct contact between MicroStrategy’s independent auditors and the board of directors. The Audit Committee is currently comprised of Messrs. Fowler, Ross and Terkowitz, and was established in accordance with section 3(a)(58)(A) of the Exchange Act. The board of directors of MicroStrategy has designated each of Messrs. Fowler and Ross as an audit committee financial expert under Item 401(h) of Regulation S-K. Both Messrs. Fowler and Ross are “independent” as defined under applicable SEC and Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers, and holders of 10% of our class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and executive officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2003 (“Fiscal Year 2003”) except that, due to a clerical error, a Form 4 reporting the grant of a stock option to Stuart B. Ross was filed one day late.

Code of Ethics

On March 5, 2004, the Board of Directors, through its Audit Committee, adopted a Code of Ethics that applies to MicroStrategy’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and such other personnel of MicroStrategy or its majority- owned subsidiaries as may be designated from time to time by the chairman of the Audit Committee. The Code of Ethics is publicly available at our website www.microstrategy.com. We intend to disclose any amendments to the Code of Ethics or any waiver from a provision of the Code of Ethics on our website www.microstrategy.com.

ITEM 11.    EXECUTIVE COMPENSATION

The compensation information set forth in this Item 11 relates to compensation paid by MicroStrategy to its chief executive officer and our five other most highly compensated executive officers who were serving as our executive officers during Fiscal Year 2003 (collectively, the “Named Executive Officers”).

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Number of Shares Underlying Options
Michael J. Saylor Chairman of the Board and Chief Executive Officer	2003 2002 2001	$375,000 150,000 150,000	$532,889 — —	— — —	410,000 — —

Sanju K. Bansal Vice Chairman of the Board, Executive Vice President, and Chief Operating Officer	2003 2002 2001	200,000 115,000 115,000	$284,207 — —	— — —	100,000 — —

Eric F. Brown President and Chief Financial Officer	2003 2002 2001	250,000 225,000 200,000	213,155 100,000 125,000	— — —	50,000 75,000 25,000

Jonathan F. Klein Vice President, Law and General Counsel	2003 2002 2001	186,250 175,000 159,000	100,000 60,000 50,000	— — —	50,000 70,000 13,500

Jeffrey A. Bedell(1) Vice President, Technology and Chief Technology Officer	2003 2002 2001	186,250 161,875 128,333	55,468 56,103 52,595	— — —	50,000 51,610 25,000

Eduardo S. Sanchez(2) Vice President, Worldwide Sales and Services	2003 2002 2001	250,000 250,000 250,000	225,566 116,301 77,983	— — —	50,000 35,000 25,000

(1)	Mr. Bedell joined MicroStrategy in December 1992 and became vice president, technology and chief technology officer in April 2001.
(2)	Mr. Sanchez joined MicroStrategy in November 1992 and became vice president, worldwide sales and services in April 2001.

Option Grants Table

The following table contains information concerning grants of stock options made to each of the Named Executive Officers during Fiscal Year 2003:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name	Number of Shares of Class A Common Stock Underlying Options Granted(1)	% of Total Options Granted to Employees in 2003	Exercise Price Per Share(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%	10%

Michael J. Saylor	410,000	39.5%	$20.69	2/8/13	$5,334,850	$13,519,558

Sanju K. Bansal	100,000	9.6%	$20.69	2/8/13	$1,301,183	$3,297,453

Eric F. Brown	50,000	4.8%	$20.69	2/8/13	$650,591	$1,648,727

Jonathan F. Klein	50,000	4.8%	$20.69	2/8/13	$650,591	$1,648,727

Jeffrey A. Bedell	50,000	4.8%	$20.69	2/8/13	$650,591	$1,648,727

Eduardo S. Sanchez	50,000	4.8%	$20.69	2/8/13	$650,591	$1,648,727

(1)	These options vest over a five-year period and expire on the tenth anniversary of the date of grant.
(2)	The exercise price of options of MicroStrategy may be paid in cash or in shares of our class A common stock, valued at fair market value on the exercise date. All stock options were granted with an exercise price equal to the fair market value of such stock as determined by our board of directors on the grant date.
(3)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of our class A common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2003 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares of Class A Common Stock Acquired on Exercise	Value Realized(1)	Number of Shares of Class A Common Stock Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End(2) Exercisable/Unexercisable
Michael J. Saylor	—	$ —	— / 410,000	$— /$13,033,900

Sanju K. Bansal	—	—	— / 100,000	— / 3,179,000

Eric F. Brown	31,250	809,125	30,000 / 138,751	— / 4,623,125

Jonathan F. Klein	29,986	729,455	7,712 / 112,351	8,329 / 4,284,790

Jeffrey A. Bedell	—	—	41,839 / 106,482	1,234,099 / 3,755,728

Eduardo S. Sanchez	—	—	54,250 / 91,750	1,455,755 / 3,189,725

(1)	Represents the difference between the exercise price and the fair market value of our class A common stock on the date of exercise.
(2)	Value of an unexercised in-the-money option is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2003, multiplied by the number of such underlying shares. The fair market value of our class A common stock is based upon the last reported sale price as reported on the Nasdaq National Market on December 31, 2003 ($52.48 per share).

Directors’ Compensation

Equity Compensation

On February 8, 2003, the compensation committee of the board of directors granted the following stock options under our Second Amended and Restated 1999 Stock Option Plan (“1999 Plan”) to directors who were serving on the board on such date and who were not employees of MicroStrategy or any subsidiary: (1) an option to purchase 17,000 shares of class A common stock to David B. Blundin, (2) an option to purchase 25,000 shares of class A common stock to F. David Fowler, (3) an option to purchase 17,000 shares of class A common stock to Jonathan J. Ledecky, (4) an option to purchase 25,000 shares of class A common stock to Carl J. Rickertsen, (5) an option to purchase 17,000 shares of class A common stock to Stuart B. Ross and (6) an option to purchase 17,000 shares of class A common stock to Ralph S. Terkowitz. Each of these options has an exercise price equal to the fair market value of the class A common stock on the last trading day immediately preceding the date of grant, or $20.69 per share, and becomes exercisable in equal annual installments over a five-year period.

Effective January 1, 2003, directors who are not employees of MicroStrategy or any subsidiary (an “Outside Director”) will be granted stock options under our 1999 Plan pursuant to the following standard arrangement: (1) each Outside Director will be granted an option to purchase 17,000 shares of class A common stock upon an Outside Director’s initial election or appointment to the board of directors (“First Option”), and (2) each Outside Director will be granted an option to purchase an additional 8,000 shares of class A common stock upon the initial election or appointment of an Outside Director as the chairperson of the Compensation Committee or Audit Committee of the board of directors (the “Chairperson Option”), provided that the aggregate number of shares of class A common stock subject to the First Option and any Chairperson Option granted to any individual Outside Director may not exceed 25,000 shares. First Options and Chairperson Options become exercisable in equal annual installments over a five-year period.

Each option granted to an Outside Director under the 1999 Plan has an exercise price equal to the last reported sale price of the class A common stock as reported on the Nasdaq National Market for the most recent trading day prior to the date of grant. In the event of a merger of MicroStrategy with or into another corporation or another qualifying acquisition event, each option will be assumed or an equivalent option will be substituted by the successor corporation. If the successor corporation does not assume outstanding options or such options are not otherwise exchanged, all outstanding options automatically will become immediately exercisable.

Fees

Effective January 1, 2003, each Outside Director receives an annual retainer of $15,000 (in four quarterly installments payable on the first day of each calendar quarter in arrears) for serving on our board of directors, and a fee of $3,750 for each quarterly meeting of the board of directors that such Outside Director attends in person. Each Outside Director who is a member of the Audit Committee (except the chairperson) also receives $1,000 for each meeting of the Audit Committee that such member attends in person. The chairperson of each of the Audit Committee and the Compensation Committee also receives an annual retainer of $7,500 (in four equal quarterly installments payable on the first day of each calendar quarter in arrears), and a fee of $1,875 for each meeting of their respective committees that such chairperson attends in person. The annual retainer fees described above are prorated for the number of days that the individual served as an Outside Director or as a committee chairperson, as the case may be, during the immediately preceding calendar quarter. Each Outside Director is reimbursed for all reasonable out-of-pocket expenses incurred by him or her in attending meetings of the board of directors and any committee thereof and otherwise in performing his or her duties as an Outside Director, subject to compliance with our standard documentation policies regarding reimbursement of business expenses.

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

In July 2002, each of Messrs. Bedell, Brown, Klein and Sanchez were granted options to purchase 50,000, 75,000, 70,000 and 35,000 shares of class A common stock, respectively, under our 1999 Plan. The option agreements for each of these grants provide for the acceleration of vesting in the event of a change in control of the Company such that, as of the effective date of the change in control, at least fifty percent of the original grant is fully vested and the remaining unvested portion will vest as to fifty percent of the remaining unvested shares on the last day of the third month after the effective date of the change in control and the remaining unvested shares will vest on the last day of the sixth month after the effective date of the change in control. In addition, these option agreements provide that if, following the change in control, such officer’s employment is terminated by MicroStrategy other than for cause or by such officer for good reason, the option will vest in full on the effective date of such termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of January 31, 2004 unless otherwise indicated, by (i) each person who is known by us to beneficially own more than 5% of any class of our common stock, (ii) each director or nominee for director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Shares of Class A Common Stock Outstanding(3)(4)
Michael J. Saylor(5)	2,932,582	19.2%
Sanju K. Bansal(6)	657,349	5.1
Eric F. Brown(7)	50,000	*
Jonathan F. Klein(8)	17,712	*
Jeffrey A. Bedell(9)	61,324	*
Eduardo S. Sanchez(10)	140,073	1.1
David B. Blundin(11)	45,435	*
F. David Fowler(12)	15,000	*
Carl J. Rickertsen(13)	7,000	*
Stuart B. Ross(14)	13,400	*
Ralph S. Terkowitz(15)	11,100	*
Essex Investment Management Company, LLC(16)	653,435	5.3
All directors and executive officers as a group (11 persons)(17)	3,950,975	24.4

*	Less than 1%
(1)	Each person named in the table above (except as otherwise indicated in the footnotes below) has an address in care of MicroStrategy Incorporated, 1861 International Drive, McLean, Virginia 22102.
(2)	The shares of the Company listed in this table include shares of class A common stock and class B common stock, as set forth in the footnotes below.
(3)	The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after January 31, 2004. Any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.
(4)	Percentages in the table have been calculated based on 12,365,656 shares of class A common stock outstanding as of January 31, 2004. In addition, for the purpose of calculating each person’s percentage of shares outstanding, any shares of class A common stock subject to outstanding stock options held by such person which are exercisable within 60 days after January 31, 2004 and any shares of class B common stock held by such person (which shares are convertible into the same number of class A common stock at any time at the option of the holder), are deemed to be outstanding shares of class A common stock.
(5)	Mr. Saylor’s holdings of common stock consist of 2,849,700 shares of class B common stock owned by Alcantara LLC which is wholly owned by Mr. Saylor, 882 shares of class A common stock owned by Alcantara LLC which is wholly owned by Mr. Saylor and options exercisable within 60 days after January 31, 2004 to purchase 82,000 shares of class A common stock.
(6)	Mr. Bansal’s holdings of common stock consist of 540,887 shares of class B common stock owned by Shangri-La LLC which is wholly owned by Mr. Bansal, 38,305 shares of class B common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 2,357 shares of class B common stock held in Mr. Bansal’s own name, 50,000 shares of class A common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 5,800 shares of class A common stock owned by a foundation for which Mr. Bansal acts as the sole trustee and options exercisable within 60 days after January 31, 2004 to purchase 20,000 shares of class A common stock.

(7)	Mr. Brown’s holdings of common stock consist of options exercisable within 60 days after January 31, 2004 to purchase 50,000 shares of class A common stock.
(8)	Mr. Klein’s holdings of common stock consist of options exercisable within 60 days after January 31, 2004 to purchase 17,712 shares of class A common stock.
(9)	Mr. Bedell’s holdings of common stock consist of 8,196 shares of class A common stock and options exercisable within 60 days after January 31, 2004 to purchase 53,128 shares of class A common stock.
(10)	Mr. Sanchez’s holdings of common stock consist of 72,481 shares of class B common stock, 3,342 shares of class A common stock and options exercisable within 60 days after January 31, 2004 to purchase 64,250 shares of class A common stock.
(11)	Mr. Blundin’s holdings of common stock consist of 40,035 shares of class A common stock and options exercisable within 60 days after January 31, 2004 to purchase 5,400 shares of class A common stock.
(12)	Mr. Fowler’s holdings of common stock consist of options exercisable within 60 days after January 31, 2004 to purchase 15,000 shares of class A common stock.
(13)	Mr. Rickertsen’s holdings of common stock consist of options exercisable within 60 days after January 31, 2004 to purchase 7,000 shares of class A common stock.
(14)	Mr. Ross’s holdings of common stock consist of options exercisable within 60 days after January 31, 2004 to purchase 13,400 shares of class A common stock.
(15)	Mr. Terkowitz’s holdings of common stock consist of 200 shares of class A common stock held beneficially by Mr. Terkowitz in a fiduciary capacity and options held beneficially by Mr. Terkowitz as a result of his ownership interest in Ciabatta LLC, which options are exercisable within 60 days after January 31, 2004 to purchase 10,900 shares of class A common stock. Mr. Terkowitz shares both voting power and investment power over shares held by Ciabatta LLC with his wife.
(16)	Essex Investment Management Company, LLC (“Essex”), a registered investment adviser, beneficially owns 651,760 shares of class A common stock, for which it has sole voting power as to 628,160 shares and sole dispositive power as to 651,760 shares. The address of Essex is 125 High Street, 29th Floor, Boston, Massachusetts 02110.
(17)	Shares held by the directors and executive officers as a group include 108,455 shares of class A common stock, options to purchase 338,790 shares of class A common stock that are exercisable within 60 days after January 31, 2004 and 3,503,730 shares of class B common stock, which shares are convertible into the same number of shares of class A common stock at any time at the option of the holder.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	2,436,884	(2)	$78.96	1,868,751	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	2,436,884	(2)	$78.96	1,868,751	(3)

(1)	Includes our 1996 Stock Plan (“1996 Plan”), 1997 Stock Option Plan for French Employees (“French Plan”), 1997 Director Option Plan (“1997 Director Plan”), 1998 Employee Stock Purchase Plan (“ESPP”) and 1999 Plan. We are no longer issuing options under our 1996 Plan, 1997 Plan and French Plan.
(2)	Does not include options issued under the ESPP for the offering period beginning August 1, 2003 and ending on January 31, 2004.
(3)	Includes 1,833,756 shares of class A common stock issuable under our 1996 Plan, French Plan, 1997 Director Plan and 1999 Plan, as of December 31, 2003. Although there are 419,623 shares available for future issuance under the 1996 Plan, the Company does not anticipate making any future stock option grants under this plan. The ESPP provides for an increase in the number of shares of our class A common stock available for issuance under the plan on June 4 of each year by 20,000 shares, or a lesser amount as may be determined by our board of directors. As of December 31, 2003, 34,995 shares of class A common stock were available for issuance under the ESPP, excluding any options granted for the offering period beginning on August 1, 2003 and ending on January 31, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael J. Saylor, our chairman of the board of directors and chief executive officer, and certain other MicroStrategy personnel periodically utilize private aircraft when traveling for company business. Mr. Saylor indirectly owns, or has had an ownership interest in, such private aircraft. Under company policy, Mr. Saylor is eligible to receive reimbursement in an amount approximating the cost of a first class commercial airline fare for each eligible person traveling for company business on each flight, up to a maximum aggregate amount of $10,000 for any given flight. From January 1, 2003 through March 1, 2004, we paid to Mr. Saylor approximately $49,000 in such reimbursement, with an additional amount of approximately $60,000 subject to reimbursement, but not yet paid, for flights taken during such period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP as of or for the years ended December 31, 2003 and 2002 are summarized in the table below.

	2003	2002
Audit	$862,949	$783,960
Audit Related	75,530	80,977
Tax	453,977	335,939
All Other	6,400	1,400

Total	$1,398,856	$1,202,276

Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees as of the years ended December 31, 2003 and 2002, respectively, were for assurance and related services related to employee benefit plan audits, accounting consultations and consultations concerning financial and accounting and reporting standards.

Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other fees as of the years ended December 31, 2003 and 2002, respectively, were primarily for license fees for online financial reporting and assurance literature.

Audit Committee Pre-Approval Policies and Procedures

During Fiscal Year 2003, the Audit Committee pre-approved all services (audit and non-audit) provided to MicroStrategy by our independent auditor. In situations where a matter cannot wait until a full Audit Committee meeting, a subcommittee of the Audit Committee, consisting of the Chairman of the Audit Committee, has authority to consider, and if appropriate, approve audit and non-audit services. Any decision by this subcommittee of the Audit Committee to pre-approve services must be presented to the full Audit Committee for approval at its next scheduled quarterly meeting. The Audit Committee requires MicroStrategy to make required disclosure in our Securities and Exchange Commission periodic reports relating to the approval by the Audit Committee of audit and non-audit services to be performed by the independent auditor and the fees paid by us for such services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

(b)  Reports on Form 8-K

On October 28, 2003, the Company filed a Current Report on Form 8-K dated October 28, 2003 to report that it had issued a press release announcing its financial results for the quarter ended September 30, 2003 and providing additional outlook and financial guidance information.

On December 12, 2003, the Company filed a Current Report on Form 8-K dated December 10, 2003 to report that on December 10, 2003, the Company issued a press release announcing that it had filed a patent infringement lawsuit against Crystal Decisions, Inc. in the United States District Court for the District of Delaware.

(c)  Exhibits

We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

(d)  Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Account

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

MicroStrategy Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

February 27, 2004

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$51,882	$15,036
Restricted cash	747	6,173
Accounts receivable, net	30,993	28,195
Prepaid expenses and other current assets	3,888	5,076
Deferred tax assets, net	1,807	495

Total current assets	89,317	54,975

Property and equipment, net	16,113	18,471
Goodwill and intangible assets, net	604	789
Capitalized software development costs, net	3,693	4,414
Deposits and other assets	1,380	1,224
Deferred tax assets, net	3,686	—

Total assets	$114,793	$79,873

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$12,768	$15,267
Accrued compensation and employee benefits	17,968	11,352
Accrued interest	—	244
Accrued restructuring costs	2,599	5,222
Deferred revenue and advance payments	28,374	23,961
Notes payable	—	4,698
Net liabilities of discontinued operations	—	1,151

Total current liabilities	61,709	61,895

Deferred revenue and advance payments	2,750	1,381
Other long-term liabilities	2,443	2,402
Accrued restructuring costs	3,544	3,663
Notes payable	—	45,041

Total liabilities	70,446	114,382

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,362 and 9,157 shares issued and outstanding, respectively	12	9
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,604 and 4,619 shares issued and outstanding, respectively	4	5
Additional paid-in capital	387,625	305,334
Deferred compensation	—	(17)
Accumulated other comprehensive income	2,619	2,170
Accumulated deficit	(345,913)	(342,010)

Total stockholders’ equity (deficit)	44,347	(34,509)

Total liabilities and stockholders’ equity (deficit)	$114,793	$79,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended December 31,
	2003	2002	2001
Revenues:
Product licenses	$77,221	$62,865	$72,781
Product support and other services	98,356	84,962	109,300

Total revenues	175,577	147,827	182,081

Cost of revenues:
Product licenses	3,240	2,925	4,170
Product support and other services	24,745	24,975	43,692

Total cost of revenues	27,985	27,900	47,862

Gross profit	147,592	119,927	134,219

Operating expenses:
Sales and marketing	57,475	48,179	77,253
Research and development	27,684	26,297	32,819
General and administrative	32,580	27,635	34,153
Restructuring and impairment charges	1,699	4,198	39,463
Amortization of goodwill and intangible assets	182	3,195	17,251

Total operating expenses	119,620	109,504	200,939

Income (loss) from operations	27,972	10,423	(66,720)
Financing and other (expense) income:
Interest income	644	728	2,171
Interest expense, including discount amortization expense of $2,137, $2,098, and $0, respectively	(5,109)	(8,413)	(5,401)
Loss on investments	—	(523)	(3,603)
Reduction in estimated cost of litigation settlement	—	11,396	30,098
(Loss) gain on early extinguishment of notes payable	(31,069)	6,750	—
Gain on contract termination	—	16,837	—
Other income (expense), net	307	2,109	(2,139)

Total financing and other (expense) income	(35,227)	28,884	21,126

(Loss) income from continuing operations before income taxes	(7,255)	39,307	(45,594)
(Benefit) provision for income taxes	(2,587)	1,190	2,460

Net (loss) income from continuing operations	(4,668)	38,117	(48,054)

Discontinued operations:
Loss from discontinued operations	—	—	(30,739)
Gain (loss) from abandonment	765	—	(2,075)

Income (loss) from discontinued operations	765	—	(32,814)

Net (loss) income	(3,903)	38,117	(80,868)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	(6,874)	(10,353)
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	29,370
Net gain on refinancing of series B, C and D convertible preferred stock	—	36,135	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	44,923

Net (loss) income attributable to common stockholders	$(3,903)	$67,378	$(16,928)

Basic (loss) earnings per share:
Continuing operations	$(0.31)	$3.20	$(3.35)
Discontinued operations	$0.05	$—	$1.40

Net (loss) income attributable to common stockholders	$(0.26)	$3.20	$(1.95)

Weighted average shares outstanding used in computing basic (loss) earnings per share	14,804	11,676	8,659

Diluted (loss) earnings per share:
Continuing operations	$(0.31)	$3.12	$(3.35)
Discontinued operations	$0.05	$—	$1.40

Net (loss) income attributable to common stockholders	$(0.26)	$3.12	$(1.95)

Weighted average shares outstanding used in computing diluted (loss) earnings per share	14,804	11,986	8,659

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

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Continued)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Conversion of class B to class A common stock	204	—	(204)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	67	—	—	—	—	—	995
Issuance of class A common stock in connection with agreement with software integrator	1	—	—	—	—	—	17
Issuance of class A common stock in connection with litigation settlement	297	—	—	—	—	—	1,784
Preferred stock dividends	—	—	—	—	—	—	(4,762)
Payment of preferred stock dividends in shares of class A common stock	492	1	—	—	—	—	6,799
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	1,393	1	—	—	—	—	7,661
Gain on refinancing of series B, C and D preferred stock	—	—	—	—	—	—	36,135
Series F preferred stock beneficial conversion feature	—	—	—	—	—	—	768
Amortization of benefical conversion feature on series F perferred stock	—	—	—	—	—	—	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	—	—	—	—	—	—	(1,084)
Conversion of series A preferred stock to class A common stock	487	1	—	—	—	—	6,499
Conversion of series F preferred stock to class A common stock	1,397	1	—	—	—	—	6,915
Issuance of class A common stock in connection with early extinguishment of notes payable	450	1	—	—	—	—	6,087
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	(1,344)
Deferred compensation adjustment for terminated employees	—	—	—	—	—	—	(31)
Amortization of deferred stock compensation	—	—	—	—	—	—	—

Balance at December 31, 2002	9,157	$9	4,619	$5	—	$—	$305,334

Net loss	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Conversion of class B to class A common stock	1,015	1	(1,015)	(1)	—	—	—
Issuance of class A common stock under stock option and purchase plans	217	—	—	—	—	—	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	1,973	2	—	—	—	—	78,574
Amortization of deferred stock compensation	—		—	—	—	—	—

Balance at December 31, 2003	12,362	$12	3,604	$4	—	$—	$387,625

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

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Foreign Currency Translation Adjustment	Accumulated Deficit	Deferred Compensation	Total
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	995
Issuance of class A common stock in connection with agreement with software integrator	—	—	—	—	17
Issuance of class A common stock in connection with litigation settlement	—	—	—	—	1,784
Preferred stock dividends	—	—	—	—	(4,762)
Payment of preferred stock dividends in shares of class A common stock	—	—	—	—	6,800
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	—	—	—	—	7,662
Gain on refinancing of series B, C and D preferred stock	—	—	—	—	36,135
Series F preferred stock beneficial conversion feature	—	—	—	—	768
Amortization of benefical conversion feature on series F preferred stock	—	—	—	—	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	—	—	—	—	(1,084)
Conversion of series A preferred stock to class A common stock	—	—	—	—	6,500
Conversion of series F preferred stock to class A common stock	—	—	—	—	6,916
Issuance of class A common stock in connection with early extinguishment of notes payable	—	—	—	—	6,088
Accretion of redeemable convertible preferred stock	—	—	—	—	(1,344)
Deferred compensation adjustment for terminated employees	—	—	—	19	(12)
Amortization of deferred stock compensation	—	—	—	63	63

Balance at December 31, 2002	$(64)	$2,234	$(342,010)	$(17)	$(34,509)

Net loss	—	—	(3,903)	—	(3,903)
Change in unrealized gain (loss) on investments, net of applicable taxes	(6)	—	—	—	(6)
Foreign currency translation adjustment	—	455	—	—	455

Comprehensive loss	—	—	—	—	(3,454)
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	—	—	—	—	78,576
Amortization of deferred stock compensation	—	—	—	17	17

Balance at December 31, 2003	$(70)	$2,689	$(345,913)	—	$44,347

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net (loss) income from continuing operations	$(4,668)	$38,117	$(48,054)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,834	13,111	29,560
Bad debt expense (recovery)	171	(216)	4,014
Net realized loss on sale and write-down of short-term investments	—	523	3,603
Non-cash portion of restructuring and impairment charges	—	1,388	18,581
Reduction in estimated cost of litigation settlement	—	(11,396)	(30,098)
Gain on contract termination	—	(16,837)	—
Non-cash charges and fees on credit facility	—	646	760
Loss (gain) on early extinguishment of notes payable	31,069	(6,750)	—
Discount amortization expense on notes payable	2,137	2,098	—
Change in deferred tax valuation allowance	2,715	(9,916)	17,242
Other, net	89	257	718
Changes in operating assets and liabilities:
Accounts receivable	(1,055)	(5,047)	21,654
Prepaid expenses and other current assets	347	1,059	4,074
Deferred tax assets	(7,728)	9,363	(17,242)
Deposits and other assets	162	(517)	16
Accounts payable and accrued expenses, compensation and employee benefits, interest and preferred dividends	3,002	(9,527)	(18,180)
Accrued restructuring costs	(2,791)	(2,762)	11,693
Deferred revenue and advance payments, net of reclass on contingency from terminated contract	4,925	(1,885)	(24,707)
Deferred tax liabilities	94	—	—
Other long-term liabilities	(245)	(1,041)	509

Net cash provided by (used in) operating activities	37,058	668	(25,857)

Investing activities:
Purchases of property and equipment, net	(4,179)	(843)	(1,884)
Capitalized software development costs	(1,174)	(3,483)	(1,644)
Purchases of short-term investments	—	—	(1,940)
Maturities of long-term investments	—	—	1,935
Proceeds from sales of short-term investments	—	288	2,800
Decrease (increase) in restricted cash	5,554	(5,696)	25,445

Net cash provided by (used in) investing activities	201	(9,734)	24,712

Financing activities:
Proceeds from sale of class A common stock and exercise of stock options, net of offering costs	3,717	995	4,224
Proceeds from term loan in connection with credit facility	—	—	10,000
Cash repayment of term loan	—	—	(10,000)
Net cash (payments) advances under credit facility	—	(1,403)	866
Net cash payments for termination of credit facility	—	(251)	—
Net cash payments for early extinguishment of notes payable	—	(946)	—
Debt issuance costs	—	—	(765)
Net cash payments for refinancing of series B, C and D convertible preferred stock	—	(10,000)	—
Redemption of series A convertible preferred stock, including offering costs of $513	—	—	(13,013)
Redemption of series E convertible preferred stock	—	—	(6,770)
Cash dividends for series E convertible preferred stock	—	—	(192)
Repayments of promissory notes issued to former preferred stockholders	(5,000)	—	—
Other	328	—	—

Net cash used in financing activities	(955)	(11,605)	(15,650)
Effect of foreign exchange rate changes on cash and cash equivalents	957	626	(634)

Net increase (decrease) in cash and cash equivalents from continuing operations	37,261	(20,045)	(17,429)
Net cash (used in) received from discontinued operations	(415)	(3,328)	22,635

Net increase (decrease) in cash and cash equivalents	36,846	(23,373)	5,206
Cash and cash equivalents, beginning of period	15,036	38,409	33,203

Cash and cash equivalents, end of period	$51,882	$15,036	$38,409

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Continued)

	Years ended December 31,
	2003	2002	2001
Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$—	$93	$1,153

Public stock received in exchange for stock in private company	$—	$—	$2,017

Issuance of class A common stock in connection with agreement with software integrator	$—	$17	$603

Issuance of class A common stock warrants	$—	$400	$414

Payment of convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$—	$6,800	$6,176

Issuance of class A common stock in connection with the conversion of series A preferred stock	$—	$6,500	$—

Issuance of class A common stock in connection with litigation settlement	$—	$1,784	$—

Issuance of promissory notes in connection with litigation settlement	$—	$55,000	$—

Early extinguishment of notes payable	$(46,875)	$(11,858)	$—

Issuance of class A common stock in connection with early extinguishment of notes payable	$78,576	$6,088	$—

Fair value of class A common stock, convertible preferred stock, and promissory notes issued in connection with refinancing transactions	$—	$19,078	$90,385

Carrying value of convertible preferred stock and accrued and unpaid dividends redeemed and exchanged in connection with refinancing transactions	$—	$(64,265)	$(113,880)

Conversion of series D convertible preferred stock through the issuance of class A common stock	$—	$—	$478

Early redemption of redeemable convertible preferred stock of discontinued operations	$—	$—	$(53,638)

Issuance of class A common stock exchanged for redeemable convertible preferred stock of discontinued operations	$—	$—	$8,715

Issuance of class A common stock in connection with the conversion of series F preferred stock	$—	$6,916	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,530	$8,592	$631

Cash paid during the year for income taxes	$2,057	$1,684	$1,934

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

MicroStrategy Incorporated (the “Company” or “MicroStrategy”) is a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. MicroStrategy software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use the Company’s software platform to develop user-friendly solutions, proactively refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

The MicroStrategy software platform, MicroStrategy 7i, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. The web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, MicroStrategy’s products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. The Company also offers a comprehensive set of consulting, education, technical support and technical advisory services for its customers and strategic partners.

(2)    Summary of Significant Accounting Policies

(a)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The minority interest in the Company’s subsidiary, Alarm.com Incorporated, is included in other liabilities in the accompanying consolidated balance sheet and is not material. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, intangible assets, commissions, income taxes, financing operations, restructuring and impairment charges, discontinued operations, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

(c)  Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(d)  Discontinued Operations

The historical consolidated financial statements of the Company reflect its subsidiary, Strategy.com Incorporated, as a discontinued operation for all periods presented (Note 3).

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Cash and Cash Equivalents and Restricted Cash

Cash equivalents include money market instruments and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations that do not meet the definition of cash equivalents.

(f)  Investments

The Company occasionally invests in readily marketable equity securities. Marketable equity securities are classified as either trading or available-for-sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Available-for-sale marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale marketable securities are reported in accumulated other comprehensive income in stockholders’ equity (deficit) until realized. Management employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, management evaluates among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in results of operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

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

Included in property and equipment is the cost of internally developed software. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” eligible internally developed software costs incurred are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, internally developed software costs are amortized using the straight-line method over the estimated useful life of the software, generally up to three years.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)  Goodwill and Intangible Assets

Prior to 2002, goodwill and intangible assets primarily consisted of intangible assets acquired in connection with the purchase of the Teracube assets of NCR Corporation (“NCR”), trade names, customer lists, assembled work force, domain names and an agreement with a software integrator. During 2002, the Company ceased amortizing goodwill and accordingly did not record any goodwill amortization in 2003 and 2002. As of December 31, 2003 and 2002, goodwill was immaterial. Intangible assets are amortized on the straight-line basis over their respective useful lives ranging from 3 to 20 years. Goodwill and intangible assets, net of accumulated amortization, were $604,000 and $789,000 at December 31, 2003 and 2002, respectively. As a result of removing from the accounts the cost and related accumulated amortization of certain fully amortized intangible assets, accumulated amortization was $464,000 at December 31, 2003. At December 31, 2002, accumulated amortization was $25.1 million. For the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization expense on goodwill and intangible assets of $182,000, $3.2 million and $17.3 million, respectively. In connection with periodic assessments of the carrying value of its intangible assets, the Company recorded impairment charges during 2001 and 2002, as discussed below, to write-down the carrying value of its intangible assets.

(i)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. In connection with the restructuring plans adopted during 2001 and a periodic assessment of the carrying value of long-lived assets, certain assets were deemed to be impaired. Accordingly, the Company recorded an impairment charge of $18.6 million during 2001. During 2002, the Company recorded an additional impairment charge of $1.4 million to write-off its Teracube intangible asset (Note 19).

(j)  Software Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product has been completed. Capitalized software development costs are amortized over the estimated product life of three years, using the greater of the straight-line method or the ratio of current product revenues to the total of current period and projected future revenues. Capitalized software development costs, net of accumulated amortization, are $3.7 million and $4.4 million at December 31, 2003 and 2002, respectively. Amortization expense related to software development costs was $1.9 million, $1.4 million and $641,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2003 and 2002, the Company capitalized software development costs of $1.2 million and $3.5 million, respectively.

(k)  Legal Costs and Loss Contingencies

The Company accrues legal costs in the period in which expenses are incurred, except in the event of a loss contingency that is believed to be probable and can be reasonably estimated, whereby the Company accrues the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legal costs and loss contingency estimated to be incurred through the expected settlement of the contingent matter. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to accrued legal costs and loss contingencies.

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

(m)  Revenue Recognition

Product license revenue is derived from sales of software licenses. Product support and other services revenue consists of revenue derived from technical support services, education, consulting, and other services. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature. In the case of software arrangements which require significant production, modification or customization of software, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

SOP 97-2, as amended, requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, maintenance services, installation, training or other elements. Under SOP 97-2, as amended, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered, subject to certain limited exceptions.

The Company’s revenue recognition policy is as follows:

Product license revenue:    The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled using the Company’s objective evidence of the fair value of the elements represented by the Company’s customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. When a software license arrangement requires the Company to provide significant production, customization or modification of the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion method accounting, both product license and consulting services revenue are recognized as work progresses based on labor hours incurred. Contracts accounted for under the percentage of completion method were immaterial for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, contracts accounted for under the percentage of completion method represented approximately 7.8% of total revenues. Expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. If an arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates the Company to deliver specified future products or upgrades, the revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or original equipment manufacturers (“OEM”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users, provided all other revenue recognition criteria have been met.

Product support and other services revenue:    Technical support revenue is derived from providing technical support and software updates and upgrades to customers. Technical support revenue is recognized ratably over the term of the contract, which in most cases is one year. Revenue from consulting and education services is recognized as the services are performed.

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

(n)  Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.5 million, $1.3 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the Company had no prepaid advertising costs.

(o)  Income Taxes

The Company is subject to federal and state income taxes and recognizes deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)  Basic and Diluted (Loss) Earnings Per Share

The Company computes basic and diluted (loss) earnings per share in accordance with SFAS No. 128, “Earnings per Share” and Emerging Issues Task Force (“EITF”) Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share”. Additionally, in accordance with EITF Topic D-95, “Effect of Participating Convertible Securities in the Computation of Basic Earnings per Share,” participating securities that are convertible into common stock must be included in the computation of basic (loss) earnings per share if their effect is dilutive. Prior to conversion and/or redemption, the Company’s series A, B, C and D preferred stock had participation rights in the undistributed earnings of the Company equivalent to those of common shareholders. As a result, the series A, B, C and D preferred stock were considered to be participating convertible securities and were therefore included in the computation of basic (loss) earnings per share to the extent they were dilutive.

Basic (loss) earnings per share is determined by dividing the net (loss) income attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic (loss) earnings per share calculation when dilutive. Diluted (loss) earnings per share is determined by dividing the net (loss) income attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted (loss) earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method. Potential common shares also consisted of common stock issuable upon the conversion of preferred stock.

(q)  Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

(r)  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2003 and 2002, no individual customer accounted for 10% or more of net accounts receivable.

(s)  Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices where available. The series A, B, C, D, E and F preferred stock were recorded at their respective fair values when issued and their carrying values approximated fair value. The promissory notes issued in connection with the settlement

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s class action litigation and the promissory notes issued in connection with the Company’s refinancing transaction in August 2002 were recorded at their respective fair values and their carrying values approximated fair value. See factors for determining the fair value of these instruments discussed in Note 10. The fair market value of the warrants issued in connection with the settlement of the Company’s class action litigation is based on quoted market prices.

(t)  Stock-Based Compensation

At December 31, 2003, the Company had five stock-based employee compensation plans, which are described more fully in Note 16. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, “Accounting for Stock-based Compensation,” as amended, the Company’s net (loss) income attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

	2003	2002	2001
Net (loss) income attributable to common stockholders, as reported	$(3,903)	$67,378	$(16,928)
Stock-based employee compensation expense under fair value based method	(12,830)	(9,250)	(12,118)

Pro forma net (loss) income	$(16,733)	$58,128	$(29,046)

Basic net (loss) income per share, as reported	$(0.26)	$3.20	$(1.95)

Diluted net (loss) income per share, as reported	$(0.26)	$3.12	$(1.95)

Basic net (loss) income per share, pro forma	$(1.13)	$2.41	$(3.35)

Diluted net (loss) income per share, pro forma	$(1.13)	$2.34	$(3.35)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during 2003, 2002 and 2001, respectively: volatility factors of 85%, 127% and 120%, risk-free interest rates of 3%, 4% and 5%, weighted-average expected life of 5 years and no dividend yields.

The following assumptions were used for shares issued during 2003, 2002 and 2001, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 85%, 127% and 120%, risk free interest rates of 3%, 4% and 5%, weighted-average expected life of 6 months and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during 2003, 2002 and 2001 were $15.65, $22.71 and $28.20, respectively.

(u)  Comprehensive Income (Loss)

Other comprehensive income (loss) recorded by the Company is comprised of accumulated currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v)  Recent Accounting Standards

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

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes its standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, the Company agrees to defend and hold harmless the indemnified party, typically the Company’s customers, business partners, and their directors, officers, employees and agents, in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The term of the indemnification clauses varies, typically ranging from five years to perpetuity, and generally applies at any time after the execution of the software license agreement. In addition, the Company generally warrants that its software products will perform in all material respects in accordance with its standard published software specifications in effect at the time of delivery of the licensed products to the customer for a specified period of time following delivery, typically 90 to 180 days. The Company has not experienced any material intellectual property indemnification or warranty claims historically and has no amounts accrued as of December 31, 2003 relating to such obligations.

The Company is also a party to a variety of other agreements with current and former customers, vendors, landlords, employees, directors and others pursuant to which it may be obligated to make payments to guaranteed parties. For example, such indemnification arrangements may obligate the Company to make payments to a property owner in the event of an adverse judgment in a lawsuit or the imposition of additional taxes in connection with real estate leased by the Company. These obligations may require the other party to make an adverse claim pursuant to procedures specified in the specific agreement, and the Company’s obligations may be limited in terms of time, and/or amount, or otherwise be qualified. It is not possible to predict the maximum potential amount of future payments under such agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred material indemnification expense under these agreements and has not accrued any amounts relating to such provisions in the accompanying financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF Issue No. 00-21 is applicable to revenue arrangements entered into or modified after June 30, 2003. The provisions of this consensus did not have any effect on the Company’s financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

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

(3)    Discontinued Operations

During 2001, the Company substantially curtailed, discontinued and ultimately shut down the operations of its subsidiary, Strategy.com Incorporated. Accordingly, during 2001, the Company recorded a loss from abandonment of its discontinued operations of $2.1 million. The loss from abandonment included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, certain other costs and accruals for estimated results from operations. Subsequent to the abandonment, the Company continued to assess the valuation of these liabilities during each successive financial reporting period. During 2003, management concluded that the probability of incurring additional obligations or being required to perform services relating to a particular contract was remote. As a result, the Company reversed the accrued liability relating to this contract and recorded a gain on discontinued operations in the amount of $765,000 during 2003. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com had no revenues for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, Strategy.com had revenues of $8.9 million. Included within Strategy.com’s net loss for the year ended December 31, 2001 were restructuring and impairment charges of $19.4 million. The charge was comprised of a write-down of impaired assets of $17.3 million and other restructuring costs associated with severance and exiting facilities. The net assets of Strategy.com as of December 31, 2003 included tax refunds and other receivables of $29,000 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The net liabilities of Strategy.com as of December 31, 2002, included within net liabilities of discontinued operations, included accounts payable and accrued expenses of $1.2 million. As liabilities are satisfied in future periods, the expenditures will continue to be classified as cash used in discontinued operations in the accompanying consolidated statements of cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Investments

During 2000 and 2001, the Company received shares of Exchange Applications, Inc. (“Exchange Applications”) common stock in consideration for the sale of MicroStrategy software, technical support and consulting services. Due to a significant decrease in the market value of Exchange Applications’ stock and because the timing and amount of future recovery, if any, was uncertain (“other-than-temporary decline”), the Company wrote down the investment to its fair value and recognized an aggregate loss of $1.4 million during 2001. As a result of further impairments to the value of Exchange Applications’ stock and subsequent sales, the Company recorded aggregate losses of $171,000 during 2002.

In 2000, the Company invested $5.0 million in exchange for an approximate 5% interest in a private voice portal technology company. In 2001, this voice portal technology company was acquired by a publicly-traded company for a combination of cash and common stock. In connection with the transaction, MicroStrategy recorded a loss of $840,000 during 2001 based on the difference between its original basis in its investment and the fair value of the consideration received. Due to an other-than-temporary decline in the market value of the publicly-traded company’s common stock, the Company wrote down the investment to its fair value at December 31, 2001, and recognized a loss of $1.4 million during 2001. During 2002, the Company recognized an additional aggregate loss of $352,000 related to the write-down and final sale of this investment.

As of December 31, 2003 and 2002, all short-term investments of the Company had been substantially sold or written-off.

(5)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2003	2002
Billed and billable	$61,118	$49,688
Less: billed and unpaid deferred revenue	(27,621)	(17,841)

	33,497	31,847
Less: allowance for doubtful accounts	(2,504)	(3,652)

	$30,993	$28,195

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6)    Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2003	2002
Computer equipment and purchased software	$19,973	$18,779
Furniture and equipment	12,387	12,319
Leasehold improvements	10,178	9,852
Internally developed software	4,444	4,444

	46,982	45,394
Less: accumulated depreciation and amortization	(30,869)	(26,923)

	$16,113	$18,471

Depreciation and amortization expense related to property and equipment was $6.8 million, $8.5 million and $11.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2003	2002
Current:
Deferred product licenses revenue	$4,490	$1,790
Deferred product support and other services revenue	50,497	38,876

	54,987	40,666
Less: billed and unpaid deferred revenue	(26,613)	(16,705)

	$28,374	$23,961

Non-current:
Deferred product licenses revenue	$378	$663
Deferred product support and other services revenue	3,380	1,854

	3,758	2,517
Less: billed and unpaid deferred revenue	(1,008)	(1,136)

	$2,750	$1,381

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(8)    Contingency from Terminated Contract

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

(9)    Litigation

(a)  Securities Litigation

In 2000, the Company and certain of its officers and directors were named as defendants in a private securities class action lawsuit and a shareholder derivative lawsuit. The Company entered into agreements to settle these lawsuits in 2000 and subsequently completed its distribution of consideration under these lawsuits during 2002.

Based on the terms of the settlement agreements, the Company established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of changes in the estimated market borrowing rate and discount on the promissory notes, declines in the value of the Company’s class A common stock and reductions in the estimated fair value of warrants issued in connection

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the litigation settlement, the Company recorded aggregate reductions in the provision for the litigation settlement of $11.4 million and $30.1 million during the years ended December 31, 2002 and 2001, respectively. As distribution of the consideration was completed during the third quarter of 2002, no reductions were recorded during the year ended December 31, 2003. The reduction in estimated cost of litigation settlement was comprised of the following, (in thousands):

	2003	2002	2001
Promissory notes	$—	$2,500	$(16,700)
Class A common stock	—	(8,910)	(5,806)
Warrants	—	(4,852)	(7,782)
Pending loss on additional settlement	—	(134)	190

Reduction in estimated cost of litigation settlement	$—	$(11,396)	$(30,098)

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement during 2002. As of December 31, 2003 and December 31, 2002, the Company’s remaining obligations relating to the litigation settlement were for accrued administration costs of $119,000 and $208,000, respectively, which are included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.

(b)  Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that MicroStrategy’s products do not infringe the ‘403 patent. Business Objects has filed an appeal.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which the Company is seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. The Company’s ‘050 patent claims are currently

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled to proceed to trial on June 15, 2004. The Company is seeking monetary damages and injunctive relief. The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c) ePlus Legal Matter

On February 2, 2004, ePlus Group, Inc. (“ePlus”) filed suit against the Company claiming breach of contract relating to the master lease agreement that the companies had entered into on November 1, 1999, under which the Company leased equipment from ePlus. ePlus claims that equipment returned by the Company upon expiration of the lease term was not in satisfactory condition and seeks damages of approximately $2.0 million plus interest, taxes and attorney’s fees. The Company intends to vigorously defend the case. Although the ultimate outcome of this litigation is uncertain, the Company does not believe that the litigation will have a material adverse effect on the Company’s financial position or results of operations.

(d) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(10)    Notes Payable and Borrowings

The following summarizes the Company’s notes payable as of, (in thousands):

	2003			2002
	Principal Amount	Discount	Carrying Value	Principal Amount	Discount	Carrying Value
7 1/2% series A unsecured notes	$—	$—	$—	$63,295	$(18,254)	$45,041
Promissory notes issued to former preferred stockholders	—	—	—	5,000	(302)	4,698

	$—	$—	$—	$68,295	$(18,556)	$49,739

Classified as:
Current notes payable			$—			$4,698
Long-term notes payable			—			45,041

			$—			$49,739

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest charges on the Series A Notes began accruing on April 2, 2001. For the years ended December 31, 2003, 2002 and 2001, total interest expense on the Series A Notes was $4.3 million, $7.7 million and $4.5 million, respectively, including stated interest expense of $2.5 million, $5.8 million and $4.5 million, respectively, and discount amortization expense of $1.8 million, $1.9 million and $0, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company made interest payments on the Series A Notes of $2.0 million, $8.3 million and $0, respectively.

On June 23, 2003, the Company announced that it had elected to convert the then remaining $53.0 million in principal amount outstanding of its Series A Notes plus accrued and unpaid interest into shares of the Company’s class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, the Company completed the conversion and issued 1,654,839 shares of class A common stock and approximately $47,000 in cash in lieu of fractional shares. In connection with this transaction, the Company recorded a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million. Upon completion of this transaction, the Company’s remaining obligations relating to its Series A Notes were eliminated. Prior to this transaction, the Company repurchased Series A Notes during the first and second quarters of 2003 with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of these repurchases, the Company recorded a net loss during the first and second quarters of 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. As a result of these transactions during 2003, the Company recorded an aggregate net loss on the early extinguishment of notes payable in the amount of $31.1 million.

During 2002, the Company repurchased Series A Notes with an aggregate principal amount of $17.0 million in exchange for 450,324 shares of class A common stock and approximately $946,000 in cash. As a result of these repurchases, the Company recorded an aggregate gain during 2002 on the early extinguishment of notes payable in the amount of $6.8 million equal to the excess of the carrying value of the Series A Notes plus accrued and unpaid interest of $13.8 million in aggregate over the fair value of the consideration transferred to the holders of such extinguished notes of $7.0 million. Because the Company repurchased Series A Notes on several occasions during 2002 and 2003, management determined that the extinguishments were not infrequent in occurrence and, therefore, concluded that the extinguishments would not be presented as extraordinary items in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2003 and 2002, total interest expense on the promissory notes issued to former preferred stockholders was $518,000 and $350,000, respectively, including stated interest expense of $216,000 and $152,000, respectively, and discount amortization expense of $302,000 and $198,000, respectively.

Upon maturity of the promissory notes on July 31, 2003, the Company paid $5.2 million to repay in full the principal and interest due under the promissory notes issued to former preferred stockholders. During the year

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2003, the Company made total interest payments on the promissory notes of $369,000, including the interest payment made upon maturity. The Company did not make any interest payments during the year ended December 31, 2002.

(c)  Credit Facility

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with Bank of America, N.A. The Credit Facility consists of a $10 million revolving line of credit subject to borrowing base limitations based on accounts receivable, as defined in the agreement. The Credit Facility, which matures in April 2004, includes a letter of credit sub-limit of $10 million and is secured by substantially all of the assets of the Company. Bank of America has an option to extend the maturity date by one additional year. During the year ended December 31, 2003, the Company had not drawn any cash against the Credit Facility and had no amounts outstanding under the Credit Facility as of December 31, 2003. After consideration of outstanding letters of credit of $5.1 million and borrowing base limitations applicable to the Credit Facility, the Company had $4.9 million of borrowing capacity as of December 31, 2003.

At the Company’s option, borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR plus 2.5% to 3.0%, depending on the outstanding balance, or the prime rate plus 1.0%. The Credit Facility also includes a 2.0% letter of credit fee.

Under the terms of the Credit Facility, the Company is required to maintain compliance with certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts and minimizing the ability to invest further in subsidiaries. As of December 31, 2003, the Company was in compliance with all covenants contained in the Credit Facility.

In connection with obtaining the Credit Facility, the Company’s previous letter of credit security agreement with Bank of America, under which outstanding letters of credit of $5.6 million were secured by an equal amount of restricted cash, was terminated.

During the year ended December 31, 2002, the Company made payments under its previous credit facilities of $4.4 million, which were offset in part by cash advances of $3.0 million. Additionally, during 2002, the Company paid $251,000 in fees and other charges to terminate the credit facility then in effect and wrote-off unamortized deferred financing costs of $417,000. During the year ended December 31, 2001, the Company made payments under its previous credit facilities and term loan of $15.2 million, which were offset by borrowings and other cash advances of $16.1 million.

(11)    Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2010. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs and several leases include options for renewal or purchase. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following (in thousands):

2004	$12,348
2005	11,409
2006	9,627
2007	7,700
2008	7,775
Thereafter	10,119

$58,978

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included within the commitments table above are gross restructuring-related lease obligations of $9.4 million (Note 19).

Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $12.3 million, $13.4 million and $20.7 million, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2009. The total future minimum rentals to be received under these noncancellable sublease agreements are as follows (in thousands):

2004	$366
2005	372
2006	265
2007	157
2008	161
Thereafter	27

$1,348

(12)    Income Taxes

U.S. and international components of (loss) income from continuing operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2003	2002	2001
U.S.	$(14,615)	$36,060	$(44,831)
Foreign	7,360	3,247	(763)

Total	$(7,255)	$39,307	$(45,594)

The (benefit) provision for income taxes from continuing operations consists of the following, for the years ended December 31, (in thousands):

	2003	2002	2001
Current:
Federal	$55	$5	$81
State	—	—	—
Foreign	1,788	1,680	2,379

	$1,843	$1,685	$2,460

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(4,430)	(495)	—

	$(4,430)	$(495)	$—

Total (benefit) provision	$(2,587)	$1,190	$2,460

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s (loss) income from continuing operations before income taxes as follows, for the years ended December 31, (in thousands):

	2003	2002	2001
Income tax (benefit) expense at federal statutory rate	$(2,539)	$13,364	$(15,502)
State taxes, net of federal tax effect	(508)	1,074	(1,710)
Goodwill amortization and other permanent differences	573	806	501
Change in rates on deferred taxes	(2,659)	—	—
Impact of international operations	(985)	(128)	3,315
Research and development tax credit	816	(1,100)	(1,879)
Reserves on securities litigation	—	(1,836)	(1,217)
Change in valuation allowance	2,715	(10,990)	18,952

	$(2,587)	$1,190	$2,460

The change in rates on deferred tax assets resulted in an increase in domestic deferred tax assets which were fully offset by an increase in the Company’s valuation allowance.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2003	2002
Deferred tax assets, net:
Allowances and reserves	$2,956	$3,662
Reserve for litigation settlement	—	17,116
Net operating loss carryforwards	120,198	91,781
Deferred revenue adjustment	1,013	1,658
Unrealized gain	358	3,722
Amortization	17,715	20,153
Tax credit carryforwards	13,325	10,525
Restructuring and other	3,058	3,508

	158,623	152,125
Valuation allowance	(145,634)	(141,683)

Deferred tax assets, net of valuation allowance	12,989	10,442

Deferred tax liabilities:
Prepaid expenses and other assets	801	399
Depreciation	1,493	5,103
Deferred revenue adjustment	854	—
Capitalized software development costs	2,617	2,106
Internally developed software costs	1,731	1,689
Unbilled receivables	—	650

Total deferred tax liabilities	7,496	9,947

Total net deferred taxes	$5,493	$495

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a net $4.0 million increase in the valuation allowance for the year ended December 31, 2003 related to changes in deferred tax assets and the reduction of valuation allowances on net operating loss carryforwards in certain foreign subsidiaries. As of December 31, 2003, management has concluded that a valuation allowance is required on its domestic and certain other deferred tax assets based on its assessment that the realization of deferred tax assets meets the “more likely than not” criteria under SFAS No. 109. If our operations, and particularly our domestic operations, continue to demonstrate profitability in 2004, after excluding permanent differences and certain non-recurring items, we may reduce a substantial amount of our valuation allowance.

Deferred tax assets and liabilities have not been provided to account for basis differences and undistributed earnings of foreign subsidiaries because such amounts have been indefinitely reinvested or may be distributed in a tax-free manner.

The Company has foreign net operating loss carryforwards of $24.1 million, which begin to expire in 2005. The Company has domestic net operating loss carryforwards of $290.0 million, which will begin to expire in 2019. The Company has research and development tax credit carryforwards of $6.2 million, which begin to expire in 2018. The timing and manner in which the Company will utilize the net operating loss carryforwards and research and development tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

On February 21, 2004, the Company received notification from the Internal Revenue Service that its calendar year 2000 corporate income tax return had been selected for audit. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of this tax audit cannot be predicted with certainty. Should any issues addressed in the Company’s tax audit be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

(13)    Redeemable Convertible Preferred Stock

In June 2001, the Company refinanced all but 650 shares of its outstanding series A redeemable convertible preferred stock by redeeming or exchanging the then remaining 11,850 shares of its series A preferred stock for $12.5 million in cash, 522,604 shares of class A common stock, plus an additional 34,243 shares of class A common stock for accrued and unpaid dividends, and series B, C, D and E redeemable convertible preferred stock with an aggregate stated value of $83.6 million. In connection with this refinancing transaction, the Company recorded a net gain attributable to common stockholders of $29.4 million. This net gain represented the excess of the carrying value of the series A preferred stock over the fair value of the consideration transferred to the holders of such preferred securities, equal to $11.0 million, plus the pro-rata portion of the previously recognized beneficial conversion feature on the series A preferred stock redeemed of $18.4 million. Based on the valuation of the series D preferred stock at the time of issuance, the Company recorded a beneficial conversion feature in the amount of $3.8 million based on the difference between the fair market value of the Company’s class A common stock on the closing date of the transaction and the effective conversion price of the series D preferred stock issued as consideration.

Subsequent to this refinancing transaction, the Company paid $6.8 million in cash to redeem all of the outstanding shares of series E preferred stock. The cash redemption payment was substantially equal to the carrying value of the series E preferred stock on the date of redemption. Additionally, in 2001, the Company issued 35,000 shares of class A common stock in connection with the conversion of 175 shares of series D preferred stock at the option of the holders.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, on the date of maturity of the series A preferred stock, the then remaining 650 shares of series A preferred stock mandatorily converted into class A common stock. As a result, the Company issued 487,402 shares of class A common stock plus 7,478 shares of class A common stock for accrued and unpaid dividends.

In August 2002, the Company completed a refinancing of its then outstanding shares of series B, C and D convertible preferred stock for $10.0 million in cash, $5.0 million in promissory notes, 697,728 shares of class A common stock, plus an additional 695,318 shares of class A common stock which were converted prior to the closing, and series F preferred stock with a stated value of $20.96 million. In connection with this refinancing transaction, the Company recorded a net gain attributable to common stockholders of $36.1 million. This net gain represented the excess of the aggregate carrying value of the series B, C and D preferred stock plus accrued and unpaid dividends over the fair value of the total consideration transferred to the holders of such preferred securities, equal to $35.2 million, plus the previously recognized beneficial conversion feature on the series D preferred stock of $1.1 million, less fees and other costs of $132,000. Based on the valuation of the series F preferred stock at the time of issuance, the Company recorded a beneficial conversion feature in the amount of $768,000 based on the difference between the fair market value of the Company’s class A common stock on the closing date of the transaction and the effective conversion price of the series F preferred stock issued as consideration. Because the series F preferred stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance. Subsequent to the refinancing transaction in August 2002, holders elected to convert all of the outstanding shares of series F preferred stock. As a result, the Company issued 1,397,174 shares of class A common stock in connection with the conversion.

Prior to the refinancing transactions, the Company accrued dividends on its outstanding shares of preferred stock in accordance with terms stipulated in the preferred stock agreements. For the years ended December 31, 2002 and 2001, the Company accrued total dividends of $4.8 million and $8.6 million, respectively, on all of its series of preferred stock. During the year ended December 31, 2002, the Company paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash. During the year ended December 31, 2001, the Company paid aggregate preferred stock dividends valued at $6.2 million through the issuance of 206,266 shares of class A common stock and 175.6 shares of series D preferred stock in lieu of cash.

Additionally, for the years ended December 31, 2002 and 2001, the Company recorded accretion on its preferred stock of $1.3 million and $1.8 million, respectively, to accrete the carrying value of its series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on its series D preferred stock.

(14)    Redeemable Convertible Preferred Stock of Discontinued Operations

In January 2001, Strategy.com completed a second closing in a round of financing and issued 3,134,796 shares of series A redeemable convertible preferred stock to a group of institutional and accredited investors for proceeds of $10.0 million.

On August 29, 2001, the Company entered into an exchange agreement pursuant to which MicroStrategy acquired all outstanding shares of Strategy.com’s series A preferred stock in exchange for 350,000 shares of MicroStrategy’s class A common stock. Based on the closing price of the Company’s class A common stock of $24.90 per share on the date of the closing and the carrying value of Strategy.com’s series A preferred stock of $53.6 million on that same date, the early redemption resulted in a consolidated gain of $44.9 million attributable to common stockholders. This gain represented the excess of the carrying value of Strategy.com’s preferred stock over the fair value of the Company’s class A common stock exchanged in the transaction.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Basic and Diluted (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, (in thousands, except per share data):

	2003			2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net (loss) income from continuing operations	$(4,668)			$38,117			$(48,054)
Income (loss) from discontinued operations	765			—			(32,814)

Net (loss) income	(3,903)			38,117			(80,868)
Dividends and accretion on series A, B, C and D convertible preferred stock and beneficial conversion feature on series F convertible preferred stock	—			(6,874)			(10,353)
Net gain on refinancing of series A redeemable convertible preferred stock	—			—			29,370
Net gain on refinancing of series B, C and D convertible preferred stock	—			36,135			—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—			—			44,923

Net (loss) income attributable to common stockholders	(3,903)			67,378			(16,928)
Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	11,200		—	6,469		—	3,836
Weighted average shares of class B common stock	—	3,604		—	4,619		—	4,823
Series A preferred stock	—	—		327	160		—	—
Series B preferred stock	—	—		(15,311)	159		—	—
Series C preferred stock	—	—		(12,054)	95		—	—
Series D preferred stock	—	—		(2,992)	174		—	—

Basic (loss) earnings per share	(3,903)	14,804	$(0.26)	37,348	11,676	$3.20	(16,928)	8,659	$(1.95)

Effect of dilutive securities:
Employee stock options	—	—		—	155		—	—
Series F preferred stock	—	—		—	155		—	—

Diluted (loss) earnings per share	$(3,903)	14,804	$(0.26)	$37,348	11,986	$3.12	$(16,928)	8,659	$(1.95)

The numerator in the basic and diluted earnings per share calculation for the year ended December 31, 2002 has been adjusted to deduct the $36.1 million gain on the refinancing of the series B, C and D convertible preferred stock and add back $6.1 million of dividends and accretion on the series A, B, C and D convertible preferred stock that would have been excluded from net income attributable to common stockholders assuming conversion at the beginning of the period under the if-converted method.

Employee stock options of 858,227 and 296,664 were excluded from the diluted loss per share calculation for the years ended December 31, 2003 and 2001, respectively, because their effect would have been anti-dilutive. Additionally, the basic and diluted loss per share calculation for the year ended December 31, 2001 excluded series A, B, C, D and E preferred stock which were convertible into 297,153, 673,417, 565,670, 168,155 and 9,711 weighted average shares of class A common stock, respectively, because their effect would have been anti-dilutive.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    Stockholders’ Equity

(a)  Reverse Stock Split

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

(b)  Stock Plans

In February 1996, MicroStrategy adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of MicroStrategy. A total of 1,228,266 shares of class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 2003, options to purchase 1,533,964 shares have been granted, of which 725,321 have been canceled. As of December 31, 2003, 419,623 shares were available for grant under the 1996 Stock Plan; however, the Company does not anticipate making any future stock option grants under this plan.

In March 1997, MicroStrategy adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options to purchase the Company’s class A common stock to employees of MicroStrategy France SARL, the Company’s French subsidiary. A total of 80,000 shares of class A common stock are reserved under the 1997 Stock Option Plan for French Employees, as amended. As of December 31, 2003, options to purchase 55,887 shares have been granted, of which 22,230 have been canceled. The term of the 1997 Stock Option Plan for French Employees expired in 2002. Accordingly, as of December 31, 2003, no shares were available for grant under the 1997 Stock Option Plan for French Employees.

In September 1997, MicroStrategy adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of MicroStrategy. A total of 44,000 shares of class A common stock are reserved under the 1997 Director Option Plan, as amended. As of December 31, 2003, options to purchase 44,000 shares have been granted, of which 12,200 have been canceled. As of December 31, 2003, no shares were available for grant under the 1997 Director Option Plan. The Company is no longer issuing options under this plan.

In April 1999, MicroStrategy adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees, officers and directors of MicroStrategy. As of December 31, 2003, a total of 3,850,000 shares of class A common stock were reserved under the 1999 Stock Option Plan, as amended. As of December 31, 2003, options to purchase 3,796,283 shares have been granted, of which 1,360,416 have been canceled. As of December 31, 2003, 1,414,133 shares were available for grant under the 1999 Stock Option Plan.

Shares of class A common stock will be issued upon exercise of any of the stock options granted under the stock plans. Stock options granted to date generally vest ratably over four to five years from the date of grant and expire ten years after grant. The stock option exercise price of incentive stock options under MicroStrategy’s stock option plans may not be less than the determined fair market value at the date of grant.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

		Price per Share		Options Exercisable
	Shares	Range	Weighted Average	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	1,724	$ 2.50 – 3,130.00	$257.63	298	$126.02
Granted	956	18.90 – 158.13	33.67
Exercised	(115)	2.50 – 143.13	11.51
Canceled	(768)	2.50 – 3,130.00	244.81

Balance, December 31, 2001	1,797	2.50 – 3,130.00	159.72	534	$203.89
Granted	385	4.70 – 33.60	8.90
Exercised	(47)	2.50 – 31.50	11.04
Canceled	(450)	2.50 – 3,130.00	186.69

Balance, December 31, 2002	1,685	2.50 – 3,130.00	116.11	600	$159.88
Granted	1,172	16.85 – 50.57	21.38
Exercised	(194)	2.50 – 40.70	17.76
Canceled	(226)	11.91 – 1,800.63	138.37

Balance, December 31, 2003	2,437	$ 2.50 – 3,130.00	$78.96	667	$171.58

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.50 – 5.00	226	8.1	$4.64	42	$4.36
5.01 – 10.00	19	6.0	7.28	11	7.03
10.01 – 20.00	99	6.3	13.59	52	13.10
20.01 – 35.00	1,540	8.5	21.95	179	25.65
35.01 – 60.00	74	5.8	45.00	44	46.70
60.01 – 125.00	60	4.8	99.98	49	99.77
125.01 – 250.00	252	6.4	202.09	181	202.77
250.01 – 500.00	127	6.1	392.97	80	393.77
500.01 – 1,000.00	17	5.6	780.93	13	783.90
1,000.01 – 3,130.00	23	5.8	1,426.48	16	1,443.02

	2,437	7.8	$78.96	667	$171.58

During 1998, MicroStrategy adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 80,000 shares of class A common stock for issuance under the Purchase Plan, subject to annual increases. As of December 31, 2003, a total of 180,000 shares of class A common stock were reserved. The Purchase Plan became effective upon the completion of the MicroStrategy’s initial public offering. The Purchase Plan permits eligible employees to purchase up to 100 shares of class A common stock, through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee’s compensation at a price equal to 85% of the fair market value of the class A common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 2003, 145,005 shares have been issued under the plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Company’s majority-owned subsidiary, Alarm.com, adopted the 2003 Stock Incentive Plan, which provides for grants of stock options to eligible employees, officers and non-employees of Alarm.com. A total of 10,000 shares of Alarm.com class A common stock are reserved under the 2003 Stock Incentive Plan. As of December 31, 2003, options to purchase 5,500 shares have been granted to employees of Alarm.com. As of December 31, 2003, 4,500 shares are available for grant under the 2003 Stock Incentive Plan.

Shares of Alarm.com class A common stock will be issued upon exercise of any stock options granted under the stock plan and will create additional minority interest. Stock options granted to date vest over approximately four years from the date of grant and expire ten years after grant. The stock option exercise price of incentive stock options under Alarm.com’s stock option plan may not be less than the determined fair value at the date of grant.

A summary of the status of the 2003 Stock Incentive Plan of Alarm.com is presented (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share
Balance, December 31, 2002	—	$—
Granted	5,500	12.00
Exercised	—	—
Canceled	—	—

Balance, December 31, 2003	5,500	$12.00

All options under the 2003 Stock Incentive Plan were granted at the then determined per share fair value at the date of grant of $12.00. These options will expire if not exercised by December 2013 and the weighted average remaining contractual life of the options outstanding at December 31, 2003 is approximately 9.9 years.

(c)  Litigation Settlement

Pursuant to settlement agreements relating to the Company’s securities class action litigation (Note 9), the Company issued to class members, among other consideration, 297,330 shares of class A common stock and warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, which expire on June 24, 2007.

In addition, prior to the distribution of the securities issued as part of the class action settlement, certain officers and directors of the Company tendered to the Company for no consideration an aggregate of 168,350 shares of class A common stock for cancellation. Since two of these directors and officers are principal shareholders of the Company, their actions were deemed to be actions undertaken on behalf of the Company for accounting purposes. Accordingly, the Company recognized a capital contribution during 2001 for the shares received from these directors and officers of approximately $4.3 million, representing the fair value of the stock on the date of the contribution. Upon receipt, the Company immediately canceled the contributed shares. Accordingly, upon completion of the distribution of the securities under the settlement agreements, the Company effected a net issuance of 128,980 shares of class A common stock as part of the class action settlement.

(17)    Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy Incorporated 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions; however, no contributions were made for the years presented.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Segment Information

On December 31, 2001, the Company discontinued the operations of Strategy.com and shut down its services. Accordingly, the historical consolidated financial statements of the Company have been reclassified to present Strategy.com as a discontinued operation for all periods presented (Note 3). Prior to this, the Company had two operating segments and had begun operating its business as such in the latter part of 1999. As a result of the shutting down of Strategy.com operations, the Company operates in one significant business segment— business intelligence.

The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, long-term investments and long-term net assets of discontinued operations, according to geographic region (in thousands):

	Domestic	International	Consolidated
Year ended December 31, 2003
Total license and service revenues	$115,795	$59,782	$175,577
Long-lived assets	19,061	2,729	21,790
Year ended December 31, 2002
Total license and service revenues	$94,682	$53,145	$147,827
Long-lived assets	22,735	2,090	24,825
Year ended December 31, 2001
Total license and service revenues	$120,560	$61,521	$182,081
Long-lived assets	33,067	2,630	35,697

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. Transfers relating to intercompany software fees from international to domestic operations of $23.2 million, $20.1 million and $9.7 million for 2003, 2002 and 2001, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2003, 2002 and 2001, no individual customer accounted for 10% or more of consolidated total revenue.

(19)    Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of the Company’s workforce and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

As a result of these restructuring plans, the Company recorded restructuring and impairment charges of $27.3 million during 2001 for severance costs and other benefits for terminated employees, costs associated with exiting facilities and fees incurred for professional services directly related to the restructuring. Costs associated with exiting facilities included estimated sublease losses, representing the excess of lease costs over sublease income, estimated sublease commissions and concessions and other facility closing costs including rent expense while the office space is vacant. On a quarterly basis, the Company assesses the adequacy of its restructuring reserve based upon changes in current market conditions. Due to a decline in estimated sublease rates and an increase in the expected length of time to sublease vacant space, the Company updated its accrued restructuring costs by recording additional sublease losses of $2.8 million during 2002. During 2003, the Company further updated its estimated sublease losses and recorded an increase in its restructuring reserve of $1.7 million due to a sustained high level of vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, during 2001, the Company recorded an impairment charge of $12.2 million to write-down that intangible asset to its fair value. During 2002, the Company updated its periodic assessment of the carrying value of its Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during 2002, the Company recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of vacant office space with the following expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of the Company’s 77,000 square feet of vacant office space, 31,000 square feet has been subleased as of December 31, 2003. The remaining vacant office space continues to be marketed for sublease. The accrued restructuring costs as of December 31, 2003 of $6.1 million primarily represented losses associated with idle real estate. At December 31, 2003, the Company had $9.4 million in gross lease obligations and $1.2 million of estimated commissions, concessions and other costs, partially offset by $4.5 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. The Company may also continue to seek to terminate certain leases early; however, the Company’s landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to the Company. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2003 (in thousands):

	Accrued Restructuring Costs at December 31, 2002	2003 Cash Payments	2003 Adjustments	Accrued Restructuring Costs at December 31, 2003
Estimated sublease losses and other facility closing costs	$8,589	$(4,369)	$1,834	$6,054
Terminations of computer and equipment leases	152	(46)	(17)	89
Accrual for professional fees	144	(26)	(118)	—

Total accrued restructuring costs	$8,885	$(4,441)	$1,699	$6,143

As of December 31, 2003, unpaid amounts of $2.6 million and $3.5 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2002
Revenues	$35,659	$36,830	$33,369	$41,969	$147,827
Gross profit	28,498	29,772	26,651	35,006	119,927
Net income from continuing operations	2,985	27,512	2,990	4,630	38,117
Net income	2,985	27,512	2,990	4,630	38,117
Net income attributable to common stockholders	428	24,946	37,374	4,630	67,378
Basic earnings per share:
Continuing operations	0.05	2.43	0.19	0.34	3.20
Discontinued operations	—	—	—	—	—
Net income attributable to common stockholders	0.05	2.43	0.19	0.34	3.20
Weighted average shares outstanding used in computing basic earnings per share	9,338	10,440	11,959	13,591	11,676
Diluted (loss) earnings per share:
Continuing operations	(0.84)	2.41	0.18	0.33	3.12
Discontinued operations	—	—	—	—	—
Net (loss) income attributable to common stockholders	(0.84)	2.41	0.18	0.33	3.12
Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,882	10,498	12,629	13,837	11,986
2003
Revenues	$37,435	$43,633	$42,837	$51,672	$175,577
Gross profit	30,687	36,475	36,045	44,385	147,592
Net income (loss) from continuing operations	665	2,296	(24,358)	16,729	(4,668)
Net income (loss)	665	2,296	(24,358)	17,494	(3,903)
Net income (loss) attributable to common stockholders	665	2,296	(24,358)	17,494	(3,903)
Basic earnings (loss) per share:
Continuing operations	0.05	0.16	(1.59)	1.05	(0.31)
Discontinued operations	—	—	—	0.05	0.05
Net income (loss) attributable to common stockholders	0.05	0.16	(1.59)	1.10	(0.26)
Weighted average shares outstanding used in computing basic earnings (loss) per share	13,788	14,088	15,359	15,950	14,804
Diluted earnings (loss) per share:
Continuing operations	0.05	0.15	(1.59)	0.98	(0.31)
Discontinued operations	—	—	—	0.04	0.05
Net income (loss) attributable to common stockholders	0.05	0.15	(1.59)	1.02	(0.26)
Weighted average shares outstanding used in computing diluted earnings (loss) per share	14,056	14,940	15,359	17,152	14,804

During the fourth quarter of 2003, the Company recorded a reduction of valuation allowances on net loss operating loss carryforwards and other deferred tax assets in certain foreign subsidiaries which resulted in a $5.2 million income tax benefit. After considering income tax expense incurred in the Company’s foreign operations, the net benefit for income taxes was $3.7 million for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ MICHAEL J. SAYLOR
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/S/ ERIC F. BROWN Eric F. Brown	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	March 11, 2004

/S/ DAVID B. BLUNDIN David B. Blundin	Director	March 11, 2004

/S/ F. DAVID FOWLER F. David Fowler	Director	March 11, 2004

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	March 11, 2004

/S/ STUART B. ROSS Stuart B. Ross	Director	March 11, 2004

/S/ RALPH S. TERKOWITZ Ralph S. Terkowitz	Director	March 11, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

Allowance for doubtful accounts

	Balance at the beginning of the period	Additions(1)	Deductions	Balance at the end of the period
31-Dec-03	3,652	171	(1,319)	2,504
31-Dec-02	7,109	(216)	(3,241)	3,652
31-Dec-01	9,644	4,014	(6,549)	7,109

(1)	Reductions in/charges to revenues and expenses

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant.

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

10.3

1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4

Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5

1998 Employee Stock Purchase Plan of the registrant (filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.6

Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.7

Stock Option Agreement, dated July 26, 2002, between Eric F. Brown and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.8

Stock Option Agreement, dated July 26, 2002, between Eric F. Brown and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.9

Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

Exhibit Number	Description

10.10

Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.11

Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.12

Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.13

Stock Option Agreement, dated July 26, 2002, between Eduardo S. Sanchez and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.14

Stock Option Agreement, dated July 26, 2002, between Eduardo S. Sanchez and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.15

Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.16

First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.17

Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

10.18

Second Redemption and Exchange Agreement, dated as of July 30, 2002, by and among the registrant, Fisher Capital Ltd. and Wingate Capital Ltd. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 31, 2002 and incorporated by reference herein).

10.19

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

Exhibit Number	Description

10.22

First Modification Agreement, dated November 4, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A., modifying that certain Secured Credit Agreement dated May 19, 2003 (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.23

Security Agreement, dated May 19, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 19, 2003 (File No. 000-24435) and incorporated by reference herein).

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