Form 10-Q
period 2004-03-31
MICROSTRATEGY INC
filed 2004-05-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on May 1, 2004 was 12,441,598 and 3,603,730, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,321	$51,882
Restricted cash	726	747
Accounts receivable, net	23,144	30,993
Prepaid expenses and other current assets	3,398	3,888
Deferred tax assets, net	1,873	1,807

Total current assets	105,462	89,317

Property and equipment, net	16,636	16,113
Goodwill and intangible assets, net	586	604
Capitalized software development costs, net	3,551	3,693
Deposits and other assets	1,236	1,380
Deferred tax assets, net	3,371	3,686

Total assets	$130,842	$114,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,235	$12,768
Accrued compensation and employee benefits	12,477	17,968
Accrued restructuring costs	2,431	2,599
Deferred revenue and advance payments	37,017	28,374

Total current liabilities	66,160	61,709

Deferred revenue and advance payments	3,267	2,750
Other long-term liabilities	2,426	2,443
Accrued restructuring costs	3,106	3,544

Total liabilities	74,959	70,446

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,441 and 12,362 shares issued and outstanding, respectively	12	12
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,604 and 3,604 shares issued and outstanding, respectively	4	4
Additional paid-in capital	389,529	387,625
Accumulated other comprehensive income	1,872	2,619
Accumulated deficit	(335,534)	(345,913)

Total stockholders’ equity	55,883	44,347

Total liabilities and stockholders’ equity	$130,842	$114,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product licenses	$18,811	$16,529
Product support and other services	30,295	20,906

Total revenues	49,106	37,435

Cost of revenues:
Product licenses	844	790
Product support and other services	6,911	5,958

Total cost of revenues	7,755	6,748

Gross profit	41,351	30,687

Operating expenses:
Sales and marketing	16,406	12,683
Research and development	6,730	6,933
General and administrative	7,953	7,184
Amortization of intangible assets	18	130

Total operating expenses	31,107	26,930

Income from operations	10,244	3,757
Financing and other income (expense):
Interest income	115	90
Interest expense, including discount amortization expense on notes payable of $0 and $973, respectively	(14)	(2,298)
Gain on early extinguishment of notes payable	—	18
Other income (expense), net	806	(38)

Total financing and other income (expense)	907	(2,228)

Income before income taxes	11,151	1,529
Provision for income taxes	772	864

Net income	$10,379	$665

Basic earnings per share	$0.65	$0.05

Diluted earnings per share	$0.60	$0.05

Basic weighted average shares outstanding	16,010	13,788

Diluted weighted average shares outstanding	17,253	14,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Income from continuing operations	$10,379	$665
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,061	2,477
Bad debt expense (recovery)	306	(144)
Discount amortization expense on notes payable	—	973
Other, net	8	(30)
Changes in operating assets and liabilities:
Accounts receivable	7,268	4,560
Prepaid expenses and other current assets	423	173
Deferred tax assets, net	248	320
Deposits and other assets	152	2
Accounts payable and accrued expenses, compensation and employee benefits, accrued interest	(3,966)	(2,895)
Accrued restructuring costs	(610)	(1,305)
Deferred revenue and advance payments	8,809	2,912
Other long-term liabilities	(17)	(250)

Net cash provided by operating activities	25,061	7,458

Investing activities:
Purchases of property and equipment, net	(2,019)	(682)
Capitalized software development costs	(418)	—
Increase in restricted cash	(1)	(1)

Net cash used in investing activities	(2,438)	(683)

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	1,904	97

Net cash provided by financing activities	1,904	97
Effect of foreign exchange rate changes on cash and cash equivalents	(123)	93

Net increase in cash and cash equivalents from continuing operations	24,404	6,965
Net cash received from (advanced to) discontinued operations	35	(72)

Net increase in cash and cash equivalents	24,439	6,893
Cash and cash equivalents, beginning of period	51,882	15,036

Cash and cash equivalents, end of period	$76,321	$21,929

Supplemental disclosure of noncash investing and financing activities:
Early extinguishment of notes payable	$—	$(1,276)

Issuance of class A common stock in connection with early extinguishment of notes payable	$—	$1,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2003, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

(3) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	March 31, 2004	December 31, 2003
Billed and billable	$46,951	$61,118
Less: billed and unpaid deferred revenue	(21,189)	(27,621)

	25,762	33,497
Less: allowance for doubtful accounts	(2,618)	(2,504)

	$23,144	$30,993

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	March 31, 2004	December 31, 2003
Current:
Deferred product revenue	$3,295	$4,490
Deferred product support and other services revenue	54,705	50,497

	58,000	54,987
Less: billed and unpaid deferred revenue	(20,983)	(26,613)

	$37,017	$28,374

Non-current:
Deferred product revenue	$211	$378
Deferred product support and other services revenue	3,262	3,380

	3,473	3,758
Less: billed and unpaid deferred revenue	(206)	(1,008)

	$3,267	$2,750

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Litigation

(a) Business Objects Litigation

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

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which the Company is seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. The Company’s ‘050 patent claims are currently scheduled to proceed to trial on June 15, 2004. The Company is seeking monetary damages and injunctive relief. The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(b) ePlus Legal Matter

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

(6) Borrowings

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with Bank of America, N.A. The Credit Facility consists of a $10 million revolving line of credit subject to borrowing base limitations based on accounts receivable, as defined in the agreement. The Credit Facility, which matures in May 2004, includes a letter of credit sub-limit of $10 million and is secured by substantially all of the assets of the Company. The Company and Bank of America are currently discussing an extension and modification of the Credit Facility. During the three months ended March 31, 2004, the Company had not drawn any cash against the Credit Facility and had no amounts outstanding under the Credit Facility as of March 31, 2004. After consideration of outstanding letters of credit of $5.1 million and borrowing base limitations applicable to the Credit Facility, the Company had $4.9 million of borrowing capacity as of March 31, 2004.

At the Company’s option, borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR plus 2.5% to 3.0%, depending on the outstanding balance, or the prime rate plus 1.0%. The Credit Facility also includes a 2.0% letter of credit fee.

Under the terms of the Credit Facility, the Company is required to maintain compliance with certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts and limiting the ability to invest further in subsidiaries. As of March 31, 2004, the Company was in compliance with all covenants contained in the Credit Facility.

(7) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

Comprehensive income for the three months ended March 31, 2004 and 2003, respectively, is calculated as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$10,379	$665
Foreign currency translation adjustment	(746)	565

Comprehensive income	$9,633	$1,230

(8) Earnings per Share and Pro Forma Earnings (Loss) per Share

(a) Basic and diluted earnings per share

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method.

(b) Pro forma basic and diluted earnings (loss) per share

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company continues to account for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, as amended, the Company’s net income would have been adjusted to the pro forma amounts presented below, for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$10,379	$665
Stock-based employee compensation expense under fair value based method	(3,139)	(3,496)

Pro forma net income (loss)	$7,240	$(2,831)

Basic earnings per share, as reported	$0.65	$0.05

Diluted earnings per share, as reported	$0.60	$0.05

Basic earnings (loss) per share, pro forma	$0.45	$(0.21)

Diluted earnings (loss) per share, pro forma	$0.42	$(0.21)

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the three months ended March 31, 2004 and 2003, respectively, under MicroStrategy’s stock option plans: volatility factors of 50% and 97%, risk-free interest rates of 3% and 3%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the three months ended March 31, 2004 and 2003, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 50% and 97%, risk-free interest rates of 3% and 3%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three months ended March 31, 2004 and 2003 were $28.64 and $18.18 per share, respectively.

(9) Segment Information

The Company operates in one significant business segment – business intelligence. The following summary discloses total revenues and long-lived assets, excluding long-term deferred tax assets, according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended March 31, 2004
Total license and service revenues	$28,128	$20,978	$49,106
Long-lived assets	19,240	2,769	22,009
Three Months Ended March 31, 2003
Total license and service revenues	$24,051	$13,384	$37,435
Long-lived assets	21,028	2,043	23,071

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. For the three months ended March 31, 2004, the United Kingdom accounted for 16.3% of total consolidated revenues. No other individual foreign country accounted for 10% or more of total consolidated revenues.

Transfers relating to intercompany software fees from international to domestic operations of $10.3 million and $5.0 million for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three months ended March 31, 2004, one large retail customer in the United Kingdom accounted for approximately 10% of the Company’s total consolidated revenues. For the three months ended March 31, 2003, no individual customer accounted for 10% or more of total consolidated revenues.

(10) Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of the Company’s workforce and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of the accrued restructuring costs as of March 31, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	Q1 2004 Cash Payments	Accrued Restructuring Costs at March 31, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(596)	$5,458
Terminations of equipment leases	89	(10)	79

Total accrued restructuring costs	$6,143	$(606)	$5,537

As of March 31, 2004, unpaid amounts of $2.4 million and $3.1 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of office space that is not occupied by the Company with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that is not occupied by the Company, 66,000 square feet has been subleased as of March 31, 2004. At March 31, 2004, the Company had $8.7 million in gross lease obligations and $1.2 million in estimated commissions, concessions and other costs, partially offset by $4.4 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining unoccupied office space on the estimated terms. The Company may also continue to seek to terminate certain leases early; however, the Company’s landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to the Company. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. Since December 31, 2003, there have been no significant changes to our critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended March 31,
	2004	2003
Statements of Operations Data
Revenues:
Product licenses	38.3%	44.2%
Product support and other services	61.7	55.8

Total revenues	100.0	100.0

Cost of revenues:
Product licenses	1.7	2.1
Product support and other services	14.1	15.9

Total cost of revenues	15.8	18.0

Gross profit	84.2	82.0

Operating expenses:
Sales and marketing	33.4	33.9
Research and development	13.7	18.5
General and administrative	16.2	19.2
Amortization of intangible assets	—	0.3

Total operating expenses	63.3	71.9

Income from operations	20.9	10.1
Financing and other income (expense):
Interest income	0.2	0.2
Interest expense	—	(6.1)
Gain on early extinguishment of notes payable	—	—
Other income (expense), net	1.6	(0.1)

Total financing and other income (expense)	1.8	(6.0)

Income before income taxes	22.7	4.1
Provision for income taxes	1.6	2.3

Net income	21.1%	1.8%

Comparison of the three months ended March 31, 2004 and 2003

Revenues

Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003	% Change
Revenues:
Product licenses	$18,811	$16,529	13.8%
Product support and other services	30,295	20,906	44.9%

Total revenues	$49,106	$37,435	31.2%

Product Licenses Revenues. The increase in product licenses revenues was primarily attributable to an increase in the size of our sales force to further our presence in the business intelligence market and the impact of favorable foreign currency fluctuations. In addition, during late 2003, we introduced several new products that complement our business intelligence platform, which we believe have been well accepted by our customers and industry analysts. During the first quarter of 2004, we had three product license transactions in excess of $500,000, including one international transaction that generated $3.5 million of product licenses revenues, discussed further below. In the same period in 2003, we had six product license transactions in excess of $500,000. Although the average size of our product license transactions decreased slightly in the first quarter of 2004, as compared to the first quarter of 2003, the number of product license transactions increased. Product licenses revenues as a percentage of total revenues were 38.3% and 44.2% for the three months ended March 31, 2004 and 2003, respectively. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. The increase in product support and other services revenues was primarily the result of a 45.7% increase in revenues from technical support services and a 41.6% increase in revenues from consulting and education services. Revenues from technical support services have increased as a result of an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support, our high renewal rates for such contracts, an increase in technical support fees from customers that were underlicensed in prior periods and the impact of favorable foreign currency fluctuations. Revenues from consulting and education services have increased as a result of increased marketing initiatives and higher sales of our new services packages. Additionally, fluctuations in foreign currencies have positively influenced revenues from consulting and education services. Product support and other services revenues as a percentage of total revenues were 61.7% and 55.8% for the three months ended March 31, 2004 and 2003, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003	% Change
International revenues:
Product licenses	$10,069	$5,394	86.7%
Product support and other services	10,906	7,992	36.5%

Total international revenues	$20,975	$13,386	56.7%

International Revenues. International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and also are discussed separately within this paragraph. The increase in international product licenses revenues was the result of a 64.4% increase in revenues, after adjusting for foreign currency fluctuations, and a 22.3% positive foreign currency impact. In the first quarter of 2004, we completed a transaction in the United Kingdom with a large retail customer that generated $3.5 million of product licenses revenues. In addition, the average size of our international product licenses revenue transactions increased in the first quarter of 2004 as compared to the first quarter of 2003. Product support and other services revenues increased as a result of an 18.9% increase in revenues, after adjusting for foreign currency fluctuations, and a 17.6% positive foreign currency impact. The increase was attributable to a 58.4% increase in revenues from technical support services, which included a 20.0% positive foreign currency impact, and a 4.2% increase in revenues from consulting and education services. As a percentage of total revenues, international revenues were 42.7% and 35.8% for the three months ended March 31, 2004 and 2003, respectively. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in previous periods. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003	% Change
Cost of Revenues:
Product licenses	$844	$790	6.8%
Product support and other services	6,911	5,958	16.0%

Total cost of revenues	$7,755	$6,748	14.9%

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. As a percentage of product licenses revenues, cost of product licenses revenues were 4.5% and 4.8% for the three months ended March 31, 2004 and 2003, respectively. Cost of product licenses revenues increased in the first quarter of 2004, as compared to the first quarter of 2003, due to the amortization of capitalized software development costs associated with the release of our new enterprise reporting product, MicroStrategy Report ServicesTM, in late 2003. Cost of product licenses revenues, however, decreased as a percentage of product licenses revenues because of the increase in product licenses revenues during the three months ended March 31, 2004. Our cost of product licenses revenues could increase further with the development and addition of new products to our product line.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. The increase in cost of product support and other services was attributable to an 8% increase in staffing levels and a 5.8% unfavorable impact from foreign currency fluctuations. Cost of product support and other services as a percentage of product support and other services revenues decreased from 28.5% in the first quarter of 2003 to 22.8% in the first quarter of 2004. The decrease was primarily due to the increase in product support and other services revenues. Additionally, the decrease was attributable to an increase in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services, improved utilization of consulting personnel and a decrease in the use of third parties to perform consulting services.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended March 31,
	2004	2003	% Change
Operating expenses:
Sales and marketing	$16,406	$12,683	29.4%
Research and development	6,730	6,933	-2.9%
General and administrative	7,953	7,184	10.7%
Amortization of intangible assets	18	130	-86.2%

Total operating expenses	$31,107	$26,930	15.5%

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses were 33.4% and 33.9% for the three months ended March 31, 2004 and 2003, respectively. The increase in sales and marketing expenses in the first quarter of 2004, as compared to the same period in 2003, related to a 22.7% increase in costs and a 6.7% unfavorable impact from foreign currency fluctuations. Staffing levels for our sales and marketing personnel increased by approximately 10% in the first quarter of 2004, as compared to the first quarter of 2003, which in conjunction with the increase in product licenses revenues described above, have caused salary and commission costs to increase. Sales and marketing expenses may continue to increase in 2004 if we continue to expand our sales force and as we market new product offerings.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses were 13.7% in the first quarter of 2004 and 18.5% in the first quarter of 2003. The decrease in research and development expenses in the first quarter of 2004, as compared to the first quarter of 2003, was due to a $418,000 increase in the capitalization of software development costs associated with the development of certain products. The decrease in research and development expenses was partially offset by an increase in personnel costs. Although staffing levels of our research and development personnel were lower by approximately 3% in the first quarter of 2004, as compared to the first quarter of 2003, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross research and development expenses:
Core research and development activities	$6,736	$6,436
Non-core research and development activities	412	497
Capitalized software development costs	(418)	—

Research and development expenses	$6,730	$6,933

Amortization of capitalized software development costs included in cost of product licenses revenues	$560	$462

During the three months ended March 31, 2004, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $418,000 of software development costs associated with the development of Intelligence Server Universal, which allows our products to function on Unix platforms. We did not capitalize any software development costs during the three months ended March 31, 2003. Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. We expect that Intelligence Server Universal will be available for general release during mid-2004. Based on current development plans and allocated resources, we currently expect to capitalize an additional $800,000 of costs during the second quarter of 2004 associated with the development of this new product; however as project development efforts continue, the amount of capitalized costs and the date of general availability could change.

As of March 31, 2004, our research and development engineering resources were allocated to the following major projects: 30% to our MicroStrategy 7i product, 20% to our Unix products, 11% to our non-core research and development projects, Angel.com and Alarm.com, and 39% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The increase in general and administrative expenses in the first quarter of 2004, as compared to the same period in 2003, related to a 7.9% increase in costs and a 2.8% unfavorable foreign currency impact. The increase in costs was due to a 9% increase in staffing levels of our general and administrative personnel and higher variable compensation costs as a result of improved financial performance. The increase in costs was partially offset by a decline in external legal and professional fees. As a percentage of total revenues, general and administrative expenses were 16.2% and 19.2% for the three months ended March 31, 2004 and 2003, respectively.

The following table sets forth interest expense and changes in interest expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003	$ Change
7 1/2% series A unsecured notes:
Stated interest expense	$—	$1,186	$(1,186)
Discount amortization expense	—	847	(847)
Promissory notes issued to former preferred stockholders:
Stated interest expense	—	91	(91)
Discount amortization expense	—	126	(126)
Other debt and interest expense	14	48	(34)

Total interest expense	$14	$2,298	$(2,284)

Interest Expense. The decline in interest expense was attributable to the conversion of our 7 ½% series A unsecured notes into class A common stock on July 30, 2003 and the repayment in full of our promissory notes issued to former preferred stockholders on July 31, 2003. Upon conversion of the 7 ½% series A notes and repayment of the promissory notes issued to former preferred stockholders, we ceased accruing interest and incurring discount amortization expense on these instruments.

Gain on Early Extinguishment of Notes Payable. During the first quarter of 2003, we repurchased promissory notes with an aggregate principal amount of $1.8 million in exchange for 56,053 shares of class A common stock. The carrying value of the extinguished promissory notes plus accrued and unpaid interest of $1.3 million in aggregate was substantially equal to the fair value of the consideration transferred to the holders of such promissory notes.

Other Income (Expense), net. Other income (expense), net includes gains and losses on foreign currency transactions primarily resulting from the strengthening of the British pound sterling against the U.S. dollar and minority interest in our subsidiary, Alarm.com.

Provision for Income Taxes. During the three months ended March 31, 2004 and 2003, we recorded income tax expense of $772,000 and $864,000, respectively. The provision for income taxes was primarily related to foreign jurisdictions where we are profitable and withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries. During the three months ended March 31, 2004, we utilized net operating loss carryforwards in the United States which had the effect of reducing our effective tax rate and related tax expense. During the three months ended March 31, 2003, we utilized net operating loss carryforwards in the United States and in certain foreign subsidiaries which had the effect of reducing our effective tax rate and related tax expense. If we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income, we would expect to incur increased tax expense in those jurisdictions.

As of March 31, 2004, we had net operating loss carryforwards of approximately $309.3 million and other temporary differences, which resulted in net deferred tax assets of approximately $148.7 million. Also as of March 31, 2004, we had a valuation allowance of $143.5 million on our deferred tax assets. If our operations, and particularly our domestic operations, continue to demonstrate profitability in 2004, after excluding permanent differences and certain non-recurring items, we may reduce a substantial amount of our valuation allowance at the end of 2004. During the period of any such substantial reduction in our domestic valuation allowance, we would expect a corresponding tax benefit and increase in net income, and thereafter our effective tax rate would increase to, approximately, 36% - 40%. We may not be able to sustain profitability and as a result any release of the valuation allowance and our future effective tax rate is uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

On February 21, 2004, we received notification from the Internal Revenue Service that our calendar year 2000 corporate income tax return has been selected for audit. Management believes that adequate provision has been made for any adjustments that may result from the audit. However, the outcome of this tax audit cannot be predicted with certainty. Should any issues addressed in our tax audit be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

Legal Proceedings and Contingencies

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

Accrued Restructuring Costs

During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of the accrued restructuring costs as of March 31, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	Q1 2004 Cash Payments	Accrued Restructuring Costs at March 31, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(596)	$5,458
Terminations of equipment leases	89	(10)	79

Total accrued restructuring costs	$6,143	$(606)	$5,537

As of March 31, 2004, unpaid amounts of $2.4 million and $3.1 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of office space that is not occupied by us with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that is not occupied by us, 66,000 square feet has been subleased as of March 31, 2004. The remaining unoccupied office space continues to be marketed for sublease. At March 31, 2004, we had $8.7 million in gross lease obligations and $1.2 million in estimated commissions, concessions and other costs, partially offset by $4.4 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining unoccupied office space on the estimated terms. For example, if our estimates relating to sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $550,000 higher. We may also continue to seek to terminate certain leases early; however, our landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to us. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Current and non-current deferred revenue and advance payments totaled $40.3 million as of March 31, 2004 compared to $31.1 million as of March 31, 2003. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support during 2004 and our high renewal rates of such contracts. The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and technical support contracts. We expect to recognize approximately $37.0 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	March 31, 2004	December 31, 2003
Current:
Deferred product revenue	$3,295	$4,490
Deferred product support and other services revenue	54,705	50,497

	58,000	54,987
Less: billed and unpaid deferred revenue	(20,983)	(26,613)

	$37,017	$28,374

Non-current:
Deferred product revenue	$211	$378
Deferred product support and other services revenue	3,262	3,380

	3,473	3,758
Less: billed and unpaid deferred revenue	(206)	(1,008)

	$3,267	$2,750

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, on-going collection of our accounts receivable and a revolving line of credit subject to borrowing base limitations based on accounts receivable. On March 31, 2004 and December 31, 2003, we had $77.0 million and $52.6 million, respectively, of cash and cash equivalents, of which $726,000 and $747,000, respectively, was restricted cash. As of March 31, 2004, we had $4.9 million of borrowing capacity under our revolving line of credit based on the borrowing base limitation applicable to the facility.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Restructuring-related obligations, net (1)	$2,431	$1,574	$769	$398	$365	$—	$5,537
Operating leases	9,978	9,114	7,643	6,918	6,773	8,962	49,388

Total contractual cash obligations	$12,409	$10,688	$8,412	$7,316	$7,138	$8,962	$54,925

(1)	Restructuring-related lease obligations include estimated sublease concessions, commission payments and other costs associated with marketing our idle space for sublease of $1.2 million and are reflected net of estimated sublease income recoveries of $4.4 million. Total gross restructuring-related lease obligations are $8.7 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

Operating Activities

Net cash provided by operating activities was $25.1 million and $7.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily attributable to an improvement in operating results, a reduction in accounts receivable resulting from improved cash collections from customers and an increase in deferred revenue balances. If we continue to generate income from operations and increases in deferred revenues, we expect to continue to generate positive cash flows from operations.

Investing Activities

Net cash used in investing activities was $2.4 million and $683,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in net cash used in investing activities was attributable to an increase in capital expenditures and an increase in capitalized software developments costs. We expect to continue to invest in property and equipment to appropriately support our future growth and to continue to maintain and enhance our current infrastructure.

Financing Activities

Net cash provided by financing activities was $1.9 million and $97,000 for the three months ended March 31, 2004 and 2003, respectively. The change was attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options.

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

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities and therefore the adoption of this standard did not have any effect on our financial position and results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three months ended March 31, 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of March 31, 2004, our accumulated deficit was $335.5 million. If operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Our quarterly operating results, revenues and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

For a number of reasons, including those described below, our operating results, revenues and expenses have in the past varied and may in the future vary significantly from quarter to quarter. These fluctuations could have an adverse effect on the market price of our class A common stock.

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a positive impact on our results for the three months ended March 31, 2004; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. For the three months ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001, channel partners accounted for, directly or indirectly, approximately 15.7%, 24.6%, 27.3% and 35.4% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $40.3 million as of March 31, 2004. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 42.7% and 35.8% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Our international operations require significant management attention and financial resources.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2004, holders of our class B common stock owned 3,603,730 shares of class B common stock, or 74.3% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 82,882 shares of class A common stock and 2,849,700 shares of class B common stock, or 59.0% of the total voting power, as of May 1, 2004. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2004, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at March 31, 2004, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. International revenues were 42.7% and 35.8% of total revenues for the three months ended March 31, 2004 and 2003, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of March 31, 2004, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1	Secured Credit Agreement, dated May 19, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 19, 2003 (File No. 000-24435) and incorporated by reference herein).

10.2	First Modification Agreement, dated November 4, 2003, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A., modifying that certain Secured Credit Agreement dated May 19, 2003 (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

10.3	Second Modification Agreement, dated March 31, 2004, by and between the registrant, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A., modifying that certain Secured Credit Agreement dated May 19, 2003.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

On January 29, 2004, the registrant filed a Current Report pursuant to Items 5 and 7 on Form 8-K dated January 29, 2004 to report that it had issued a press release announcing its financial results for the quarter ended December 31, 2003 and providing additional outlook and financial guidance information.

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

Date: May 7, 2004