Form 10-K/A
period 2003-12-31
MICROSTRATEGY INC
filed 2004-05-26
CIK 1050446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CERTAIN DEFINITIONS

All references in this Amendment No. 1 to Annual Report on Form 10-K to “MicroStrategy”, “Company”, “we”, “us” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise requires).

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

Directors’ Compensation

Equity Compensation

On February 8, 2003, the compensation committee of the board of directors granted the following stock options under our Second Amended and Restated 1999 Stock Option Plan (“1999 Plan”) to directors who were serving on the board on such date and who were not employees of MicroStrategy or any subsidiary: (1) an option to purchase 17,000 shares of class A common stock to David B. Blundin, (2) an option to purchase 25,000 shares of class A common stock to F. David Fowler, chairman of the Audit Committee, (3) an option to purchase 17,000 shares of class A common stock to Jonathan J. Ledecky, a director of the Company who retired from the board effective July 10, 2003, (4) an option to purchase 25,000 shares of class A common stock to Carl J. Rickertsen, chairman of the Compensation Committee, (5) an option to purchase 17,000 shares of class A common stock to Stuart B. Ross and (6) an option to purchase 17,000 shares of class A common stock to Ralph S. Terkowitz. Each of these options has an exercise price equal to the fair market value of the class A common stock on the last trading day immediately preceding the date of grant, or $20.69 per share, and becomes exercisable in equal annual installments over a five-year period. On June 8, 2003, the Board granted Mr. Ledecky an option to purchase 17,000 shares of class A common stock under the 1999 Plan. This option (i) has an exercise price equal to the fair market value of the class A common stock on the last trading day immediately preceding the date of grant, or $39.85 per share; (ii) was vested in full on the date of grant; and (iii) has a term of five years.

Directors who are not employees of MicroStrategy or any subsidiary (an “Outside Director”) are granted stock options under our 1999 Plan pursuant to the following standard arrangement: (1) each Outside Director is granted an option to purchase 17,000 shares of class A common stock upon such Outside Director’s initial election or appointment to the board of directors (“First Option”), and (2) each Outside Director is granted an option to purchase an additional 8,000 shares of class A common stock upon the initial election or appointment of such Outside Director as the chairperson of the Compensation Committee or Audit Committee of the board of directors (the “Chairperson Option”), provided that the aggregate number of shares of class A common stock subject to the First Option and any Chairperson Option granted to any individual Outside Director may not exceed 25,000 shares. First Options and Chairperson Options become exercisable in equal annual installments over a five-year period.

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

Cash Compensation

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)  Exhibits

We hereby file as part of this Amendment No. 1 to Form 10-K the exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ ERIC F. BROWN
	Name:	Eric F. Brown
	Title:	President and Chief Financial Officer

Date: May 26, 2004

INDEX TO EXHIBITS

Exhibit Number		Description

10.24	*	Stock Option Agreement, dated June 9, 2003, between Jonathan J. Ledecky and the registrant, providing for the grant of a nonstatutory stock option.

31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

*	Management contracts and compensatory plans or arrangements.