Form 10-Q
period 2004-06-30
MICROSTRATEGY INC
filed 2004-08-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on August 1, 2004 was 12,517,701 and 3,549,399, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,817	$51,882
Restricted cash	722	747
Accounts receivable, net	27,456	30,993
Prepaid expenses and other current assets	5,055	3,888
Deferred tax assets, net	1,726	1,807

Total current assets	95,776	89,317

Property and equipment, net	16,198	16,113
Capitalized software development costs, net	3,979	3,693
Long-term investments	26,353	—
Deposits and other assets	3,407	1,984
Deferred tax assets, net	3,416	3,686

Total assets	$149,129	$114,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,562	$12,768
Accrued compensation and employee benefits	15,831	17,968
Accrued restructuring costs	2,030	2,599
Deferred revenue and advance payments	40,626	28,374

Total current liabilities	72,049	61,709

Deferred revenue and advance payments	2,299	2,750
Other long-term liabilities	4,126	2,443
Accrued restructuring costs	2,654	3,544

Total liabilities	81,128	70,446

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,518 and 12,362 shares issued and outstanding, respectively	13	12
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,549 and 3,604 shares issued and outstanding, respectively	4	4
Additional paid-in capital	390,037	387,625
Accumulated other comprehensive income	2,054	2,619
Accumulated deficit	(324,107)	(345,913)

Total stockholders’ equity	68,001	44,347

Total liabilities and stockholders’ equity	$149,129	$114,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
Product licenses	$18,323	$19,637
Product support and other services	31,561	23,996

Total revenues	49,884	43,633

Cost of revenues:
Product licenses	870	739
Product support and other services	7,269	6,419

Total cost of revenues	8,139	7,158

Gross profit	41,745	36,475

Operating expenses:
Sales and marketing	15,538	14,279
Research and development	6,516	7,798
General and administrative	7,503	7,963
Restructuring and impairment charges	—	1,699
Amortization of intangible assets	17	18

Total operating expenses	29,574	31,757

Income from operations	12,171	4,718
Financing and other (expense) income:
Interest income	174	281
Interest expense, including discount amortization expense on notes payable of $0 and $883, respectively	(11)	(2,049)
Loss on investments	(85)	—
Loss on early extinguishment of notes payable	—	(858)
Other (expense) income, net	(241)	133

Total financing and other (expense) income	(163)	(2,493)

Income before income taxes	12,008	2,225
Provision (benefit) for income taxes	581	(71)

Net income	$11,427	$2,296

Basic earnings per share	$0.71	$0.16

Diluted earnings per share	$0.67	$0.15

Basic weighted average shares outstanding	16,056	14,088

Diluted weighted average shares outstanding	17,128	14,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues:
Product licenses	$37,134	$36,166
Product support and other services	61,856	44,902

Total revenues	98,990	81,068

Cost of revenues:
Product licenses	1,714	1,529
Product support and other services	14,180	12,377

Total cost of revenues	15,894	13,906

Gross profit	83,096	67,162

Operating expenses:
Sales and marketing	31,944	26,962
Research and development	13,246	14,731
General and administrative	15,456	15,147
Restructuring and impairment charges	—	1,699
Amortization of intangible assets	35	148

Total operating expenses	60,681	58,687

Income from operations	22,415	8,475
Financing and other income (expense):
Interest income	289	371
Interest expense, including discount amortization expense on notes payable of $0 and $1,856, respectively	(25)	(4,347)
Loss on investments	(85)	—
Loss on early extinguishment of notes payable	—	(840)
Other income, net	565	95

Total financing and other income (expense)	744	(4,721)

Income before income taxes	23,159	3,754
Provision for income taxes	1,353	793

Net income	$21,806	$2,961

Basic earnings per share	$1.36	$0.21

Diluted earnings per share	$1.27	$0.20

Basic weighted average shares outstanding	16,033	13,939

Diluted weighted average shares outstanding	17,190	14,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income from continuing operations	$21,806	$2,961
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,167	4,742
Bad debt recovery	(27)	(26)
Loss on investments	85	—
Loss on early extinguishment of notes payable	—	840
Discount amortization expense on notes payable	—	1,856
Other, net	60	(24)
Changes in operating assets and liabilities:
Accounts receivable	3,245	572
Prepaid expenses and other current assets	(1,263)	(146)
Deferred tax assets, net	288	(203)
Deposits and other assets	(1,458)	(169)
Accounts payable and accrued expenses, compensation and employee benefits	(1,050)	1,071
Accrued restructuring costs	(1,470)	(962)
Deferred revenue and advance payments	11,705	4,568
Other long-term liabilities	1,683	(318)

Net cash provided by operating activities	37,771	14,762

Investing activities:
Purchases of property and equipment, net	(3,193)	(1,947)
Capitalized software development costs	(1,414)	—
Purchase of long-term investments	(26,353)	—
(Increase) decrease in restricted cash	(3)	5,551

Net cash (used in) provided by investing activities	(30,963)	3,604

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,412	1,138

Net cash provided by financing activities	2,412	1,138
Effect of foreign exchange rate changes on cash and cash equivalents	(319)	474

Net increase in cash and cash equivalents from continuing operations	8,901	19,978
Net cash received from (advanced to) discontinued operations	34	(140)

Net increase in cash and cash equivalents	8,935	19,838
Cash and cash equivalents, beginning of period	51,882	15,036

Cash and cash equivalents, end of period	$60,817	$34,874

Supplemental disclosure of noncash investing and financing activities:
Early extinguishment of notes payable	$—	$(7,456)

Issuance of class A common stock in connection with early extinguishment of notes payable	$—	$8,533

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

(2) Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities, and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

(3) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	June 30, 2004	December 31, 2003
Billed and billable	$52,829	$61,118
Less: billed and unpaid deferred revenue	(23,306)	(27,621)

	29,523	33,497
Less: allowance for doubtful accounts	(2,067)	(2,504)

	$27,456	$30,993

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Long-term Investments

On June 30, 2004, the Company purchased a $26.4 million U.S. Treasury note which matures on June 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding this instrument, the Company has classified its investment in the long-term debt security as held-to-maturity and has accounted for this investment at amortized cost. At June 30, 2004, the estimated fair value of this investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	June 30, 2004	December 31, 2003
Current:
Deferred product revenue	$3,622	$4,490
Deferred product support and other services revenue	59,299	50,497

	62,921	54,987
Less: billed and unpaid deferred revenue	(22,295)	(26,613)

	$40,626	$28,374

Non-current:
Deferred product revenue	$933	$378
Deferred product support and other services revenue	2,377	3,380

	3,310	3,758
Less: billed and unpaid deferred revenue	(1,011)	(1,008)

	$2,299	$2,750

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that MicroStrategy’s products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments are scheduled for September 9, 2004.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which the Company is seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(b) ePlus Legal Matter

On February 2, 2004, ePlus Group, Inc. (“ePlus”) filed suit against the Company claiming breach of contract relating to the master lease agreement that the companies had entered into on November 1, 1999, under which the Company leased equipment from ePlus. ePlus claims that equipment returned by the Company upon expiration of the lease term was not in satisfactory condition and seeks damages of approximately $2.0 million plus interest, taxes and attorneys’ fees. Trial is scheduled to begin on December 14, 2004. The Company intends to vigorously defend the case. Although the ultimate outcome of this litigation is uncertain, the Company does not believe that the litigation will have a material adverse effect on the Company’s financial position or results of operations.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(7) Borrowings

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with Bank of America, N.A. On May 19, 2004, the Company renewed the Credit Facility and modified the terms to increase the size of the commitment from $10 million to $15 million. As a result, the Credit Facility, which matures in May 2005, consists of a $15 million revolving line of credit, including a letter of credit sub-limit of $10 million, and is secured by substantially all of the assets of the Company. During the three and six months ended June 30, 2004 and 2003, the Company had not drawn any cash against the Credit Facility, and no amounts were outstanding under the Credit Facility as of June 30, 2004. After consideration of outstanding letters of credit of $5.1 million, the Company had $9.9 million of borrowing capacity under the Credit Facility as of June 30, 2004.

At the Company’s option, borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR plus 1.5% to 2.0%, depending on certain debt to earnings ratios, or the prime rate. The Credit Facility also includes a 1.0% letter of credit fee.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the terms of the Credit Facility, the Company is required to maintain compliance with certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts and limiting the ability to invest further in subsidiaries. As of June 30, 2004, the Company was in compliance with all covenants contained in the Credit Facility.

(8) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

Comprehensive income for the three and six months ended June 30, 2004 and 2003, respectively, is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$11,427	$2,296	$21,806	$2,961
Foreign currency translation adjustment	114	38	(632)	603
Unrealized gain (loss) on short-term investments, net of applicable taxes	67	(11)	67	(11)

Comprehensive income	$11,608	$2,323	$21,241	$3,553

(9) Earnings per Share and Pro Forma Earnings (Loss) per Share

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

As all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, as amended, the Company’s net income would have been

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

adjusted to the pro forma amounts presented below, for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$11,427	$2,296	$21,806	$2,961
Stock-based employee compensation expense under fair value based method, net of tax	(2,172)	(3,583)	(5,311)	(7,079)

Pro forma net income (loss)	$9,255	$(1,287)	$16,495	$(4,118)

Basic earnings per share, as reported	$0.71	$0.16	$1.36	$0.21

Diluted earnings per share, as reported	$0.67	$0.15	$1.27	$0.20

Basic earnings (loss) per share, pro forma	$0.58	$(0.09)	$1.03	$(0.30)

Diluted earnings (loss) per share, pro forma	$0.54	$(0.09)	$0.96	$(0.30)

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the three and six months ended June 30, 2004 and 2003, respectively, under MicroStrategy’s stock option plans: volatility factors of 51%, 50%, 97% and 97%, risk-free interest rates of 4%, 3%, 2% and 3%, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the six months ended June 30, 2004 and 2003, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 50% and 97%, risk-free interest rates of 3% and 3%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three and six months ended June 30, 2004 and 2003 were $28.64, $28.64, $28.53 and $18.18 per share, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Segment Information

The Company operates in one significant business segment – business intelligence software and services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended June 30, 2004
Total license and service revenues	$31,435	$18,449	$49,884
Long-lived assets	20,881	2,703	23,584
Three Months Ended June 30, 2003
Total license and service revenues	$29,731	$13,902	$43,633
Long-lived assets	20,200	2,159	22,359

Six Months Ended June 30, 2004
Total license and service revenues	$59,563	$39,427	$98,990
Long-lived assets	20,881	2,703	23,584
Six Months Ended June 30, 2003
Total license and service revenues	$53,782	$27,286	$81,068
Long-lived assets	20,200	2,159	22,359

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. For the three months ended June 30, 2004 and 2003 no individual country accounted for 10% or more of total consolidated revenues. For the six months ended June 30, 2004, the United Kingdom accounted for 12% of total consolidated revenues. For the six months ended June 30, 2003, no individual foreign country accounted for 10% or more of total consolidated revenues.

Transfers related to intercompany software fees from international to domestic operations of $9.0 million and $19.3 million for the three and six months ended June 30, 2004, respectively, and transfers relating to intercompany software fees from international to domestic operations of $5.1 million and $10.1 million for the three and six months ended June 30, 2003, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and six months ended June 30, 2004 and 2003, no individual customer accounted for 10% or more of total consolidated revenues.

(11) Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on business intelligence software and services, the elimination or reduction of speculative technology initiatives, a reduction of the Company’s workforce and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of the accrued restructuring costs as of June 30, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at June 30, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(1,438)	$4,616
Terminations of equipment leases	89	(21)	68

Total accrued restructuring costs	$6,143	$(1,459)	$4,684

As of June 30, 2004, unpaid amounts of $2.0 million and $2.7 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. During the second quarter of 2003, the Company updated its accrued restructuring costs by recording additional sublease losses of $1.7 million due to a sustained increase in vacancy rates in the commercial

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

real estate market and difficulties experienced in subleasing idle space at that time. The Company did not record any adjustments to its restructuring reserve during the first and second quarters of 2004. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of office space that is not occupied by the Company with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that is not occupied by the Company, 66,000 square feet has been subleased as of June 30, 2004. At June 30, 2004, the Company had $8.1 million in gross lease obligations and $863,000 in estimated commissions, concessions and other costs, partially offset by $4.3 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining unoccupied office space on the estimated terms. The Company may also continue to seek to terminate certain leases early; however, the Company’s landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to the Company. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

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

Our software platform, MicroStrategy 7i™, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and strategic partners.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation allowances on net deferred tax assets, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations as discussed below.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Statements of Operations Data
Revenues:
Product licenses	36.7%	45.0%	37.5%	44.6%
Product support and other services	63.3	55.0	62.5	55.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.7	1.7	1.7	1.9
Product support and other services	14.6	14.7	14.3	15.3

Total cost of revenues	16.3	16.4	16.0	17.2

Gross profit	83.7	83.6	84.0	82.8

Operating expenses:
Sales and marketing	31.1	32.7	32.3	33.3
Research and development	13.1	17.9	13.4	18.2
General and administrative	15.0	18.2	15.6	18.7
Restructuring and impairment charges	—	3.9	—	2.1
Amortization of intangible assets	—	—	—	0.2

Total operating expenses	59.2	72.7	61.3	72.5

Income from operations	24.5	10.9	22.7	10.3
Financing and other (expense) income:
Interest income	0.3	0.6	0.3	0.5
Interest expense	—	(4.7)	—	(5.3)
Loss on investments	(0.2)	—	(0.1)	—
Loss on early extinguishment of notes payable	—	(2.0)	—	(1.0)
Other (expense) income, net	(0.5)	0.3	0.6	0.1

Total financing and other (expense) income	(0.4)	(5.8)	0.8	(5.7)

Income before income taxes	24.1	5.1	23.5	4.7
Provision (benefit) for income taxes	1.2	(0.2)	1.4	1.0

Net income	22.9%	5.3%	22.1%	3.7%

Comparison of the three and six months ended June 30, 2004 and 2003

Revenues

Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Revenues:
Product licenses	$18,323	$19,637	-6.7%	$37,134	$36,166	2.7%
Product support and other services	31,561	23,996	31.5%	61,856	44,902	37.8%

Total revenues	$49,884	$43,633	14.3%	$98,990	$81,068	22.1%

Product Licenses Revenues. The decrease in product licenses revenues for the three months ended June 30, 2004, as compared to the same period in 2003, was primarily attributable to one transaction completed in the second quarter of 2003 that generated $4.0 million of product licenses revenues. Product licenses revenues increased in the first half of 2004, as compared to the same period in 2003, due to an increase in international product licenses revenues, discussed further below, an increase in the size of our sales force to further our presence in the business intelligence market and the impact of favorable foreign currency fluctuations. In the first half of 2004, we had seven product license transactions in excess of $500,000, including two international transactions that generated $3.5 million and $1.7 million of product licenses revenues, respectively, and one domestic transaction that generated $1.5 million of product licenses revenues. In the first half of 2003, we had nine product license transactions in excess of $500,000, including the one large transaction noted above that generated $4.0 million of product licenses revenues. Although the average size of our product license transactions decreased in the first half of 2004, as compared to the first half of 2003, the number of product license transactions increased. In addition, in late 2003 and June 2004, we introduced new products that complement our business intelligence platform. Product licenses revenues as a percentage of total revenues were 36.7% and 45.0% for the three months ended June 30, 2004 and 2003, respectively, and 37.5% and 44.6% for the six months ended June 30, 2004 and 2003, respectively. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. The increase in product support and other services revenues for the three months ended June 30, 2004, as compared to the same period in 2003, was primarily the result of a 34.0% increase in revenues from technical support services and a 24.5% increase in revenues from consulting and education services. For the six months ended June 30, 2004, as compared to the same period in 2003, revenues from technical support increased 39.6%, and revenues from consulting and education services increased 32.2%. Revenues from technical support services have increased primarily as a result of an increase in the average rate charged for technical support and higher renewal rates for technical support contracts. The increase was also attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in technical support fees from customers that were underlicensed in prior periods and favorable foreign currency fluctuations. Revenues from consulting and education services have increased as a result of increased marketing initiatives and higher sales of our new services packages. Additionally, fluctuations in foreign currencies have positively influenced revenues from consulting and education services. Product support and other services revenues as a percentage of total revenues were 63.3% and 55.0% for the three months ended June 30, 2004 and 2003, respectively, and 62.5% and 55.4% for the six months ended June 30, 2004 and 2003, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
International revenues:
Product licenses	$7,048	$5,277	33.6%	$17,117	$10,670	60.4%
Product support and other services	11,401	8,625	32.2%	22,310	16,616	34.3%

Total international revenues	$18,449	$13,902	32.7%	$39,427	$27,286	44.5%

International Revenues. International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and are also discussed separately within this paragraph. The increase in international product licenses revenues for the three months ended June 30, 2004, as compared to the same period in 2003, was the result of a 24.1% increase in revenues, after adjusting for foreign currency fluctuations, and a 9.5% favorable foreign currency impact. For the six months ended June 30, 2004, as compared to the same period in 2003, the increase in international product licenses revenues was attributable to a 44.5% increase in revenues, after adjusting for foreign currency fluctuations, and a 15.9% favorable foreign currency impact. In the first half of 2004, we had three international product license transactions, including the two noted above, in excess of $500,000 as compared to one such transaction in the first half of 2003. In addition, although the average size of our international product license transactions decreased in the first half of 2004, as compared to the first half of 2003, the number of transactions increased.

Product support and other services revenues increased during the three months ended June 30, 2004, as compared to the same period in 2003, as a result of a 21.9% increase in revenues, after adjusting for foreign currency fluctuations, and a 10.3% favorable foreign currency impact. The increase was attributable to a 40.0% increase in revenues from technical support services, which included an 11.6% favorable foreign currency impact, and a 19.0% increase in revenues from consulting and education services, which included an 8.1% favorable foreign currency impact. For the six months ended June 30, 2004, as compared to the same period in 2003, international product support and other services revenues increased as a result of a 20.4% increase in revenues, after adjusting for foreign currency fluctuations, and a 13.9% favorable foreign currency impact. The increase was attributable to a 48.6% increase in revenues from technical support services, which included a 15.7% favorable foreign currency impact, and an 11.6% increase in revenues from consulting and education services, which included an 11.0% favorable foreign currency impact. As a percentage of total revenues, international revenues were 37.0% and 31.9% for the three months ended June 30, 2004 and 2003, respectively, and 39.8% and 33.7% for the six months ended June 30, 2004 and 2003, respectively. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in previous periods. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Cost of Revenues:
Product licenses	$870	$739	17.7%	$1,714	$1,529	12.1%
Product support and other services	7,269	6,419	13.2%	14,180	12,377	14.6%

Total cost of revenues	$8,139	$7,158	13.7%	$15,894	$13,906	14.3%

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. As a percentage of product licenses revenues, cost of product licenses revenues were 4.7% and 3.8% for the three months ended June 30, 2004 and 2003, respectively, and 4.6% and 4.2% for the six months ended June 30, 2004 and 2003, respectively. Cost of product licenses revenues increased in the first half of 2004, as compared to the first half of 2003, due to the amortization of capitalized software development costs associated with the release of our new enterprise reporting product, MicroStrategy Report ServicesTM, in late 2003, and our Unix-based business intelligence platform, MicroStrategy 7i Universal Edition, in June 2004, and an increase in third-party royalty fees. Capitalized software development costs are amortized over their respective useful lives of approximately three years. Unamortized software development costs were approximately $4.0 million as of June 30, 2004. Our cost of product licenses revenues could increase further with the development and addition of new products to our product line.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. The increase in cost of product support and other services during the second quarter of 2004, as compared to the second quarter of 2003, was attributable to an 8% increase in staffing levels and a 2.4% unfavorable impact from foreign currency fluctuations. The increase in the first half of 2004, as compared to the first half of 2003, was attributable to a 9% increase in staffing levels and a 4.0% unfavorable impact from foreign currency fluctuations. Cost of product support and other services as a percentage of product support and other services revenues decreased from 26.8% in the second quarter of 2003 to 23.0% in the second quarter of 2004, and from 27.6% in the first half of 2003 to 22.9% in the first half of 2004. The decreases were primarily due to increases in product support and other services revenues. Additionally, the decreases were attributable to increases in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services, improved utilization of consulting personnel and a decrease in the use of third parties to perform consulting services.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
Operating expenses:
Sales and marketing	$15,538	$14,279	8.8%	$31,944	$26,962	18.5%
Research and development	6,516	7,798	-16.4%	13,246	14,731	-10.1%
General and administrative	7,503	7,963	-5.8%	15,456	15,147	2.0%
Restructuring and impairment charges	—	1,699	-100.0%	—	1,699	-100.0%
Amortization of intangible assets	17	18	-5.6%	35	148	-76.4%

Total operating expenses	$29,574	$31,757	-6.9%	$60,681	$58,687	3.4%

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses were 31.1% and 32.7% for the three months ended June 30, 2004 and 2003, respectively, and 32.3% and 33.3% for the six months ended June 30, 2004 and 2003, respectively. The increase in sales and marketing expenses in the second quarter of 2004, as compared to the same period in 2003, related to a 6.8% increase in costs and a 2.0% unfavorable impact from foreign currency fluctuations. The increase in sales and marketing expenses in the first six months of 2004, as compared to the same period in 2003, related to a 14.2% increase in costs and a 4.3% unfavorable impact from foreign currency fluctuations. Staffing levels for our sales and marketing personnel increased by approximately 5% in the second quarter of 2004 and 9% in the first six months of 2004, as compared to the same periods of 2003, which in conjunction with the increase in product licenses revenues described above, have caused salary and commission costs to increase. Sales and marketing expenses may continue to increase in 2004 if we continue to expand our sales force and as we market new product offerings.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses were 13.1% and 17.9% for the three months ended June 30, 2004 and 2003, respectively, and 13.4% and 18.2% for the six months ended June 30, 2004 and 2003, respectively. The decrease in research and development expenses in the first half of 2004, as compared to the same period in 2003, was due to a $1.4 million increase in the capitalization of software development costs associated with the development of certain products that had achieved technological feasibility as discussed further below. The decrease in research and development expenses was partially offset by an increase in personnel costs. Although staffing levels of our research and development personnel were lower by approximately 2% in the first half of 2004, as compared to the first half of 2003, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross research and development expenses:
Core research and development activities	$7,080	$7,242	$13,816	$13,678
Non-core research and development activities	432	556	844	1,053
Capitalized software development costs	(996)	—	(1,414)	—

Research and development expenses	$6,516	$7,798	$13,246	$14,731

Amortization of capitalized software development costs included in cost of product licenses revenues	$568	$462	$1,128	$924

During the three and six months ended June 30, 2004, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $996,000 and $1.4 million, respectively, of software development costs associated with the development of MicroStrategy 7i Universal Edition, our Unix-based business intelligence platform. We did not capitalize any software development costs during the three and six months ended June 30, 2003. Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. MicroStrategy 7i Universal Edition became available for general release in June 2004. As such, no more research and development expenses related to this product will be capitalized.

As of June 30, 2004, our research and development engineering resources were allocated to the following major projects: 16% to our MicroStrategy 7i product, 22% to our Unix products, 14% to our non-core research and development projects, Angel.com and Alarm.com, and 48% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The decrease in general and administrative expenses in the second quarter of 2004, as compared to the same period in 2003, related to a 6.5% decrease in costs, partially offset by a 0.7% unfavorable foreign currency impact. The decrease in costs was primarily due to a decrease in external legal fees. This decrease was partially offset by a 13% increase in staffing levels of our general and administrative personnel. General and administrative expenses increased in the first six months of 2004, as compared to the same period in 2003, due to a 0.3% increase in costs and a 1.7% unfavorable foreign currency impact. The increase in costs was due to an 11% increase in staffing levels, partially offset by decreases in external legal and consulting fees. As a percentage of total revenues, general and administrative expenses were 15.0% and 18.2% for the three months ended June 30, 2004 and 2003, respectively, and 15.6% and 18.7% for the six months ended June 30, 2004 and 2003, respectively.

Restructuring and Impairment Charges. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on business intelligence software and services, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of the accrued restructuring costs as of June 30, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at June 30, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(1,438)	$4,616
Terminations of equipment leases	89	(21)	68

Total accrued restructuring costs	$6,143	$(1,459)	$4,684

As of June 30, 2004, unpaid amounts of $2.0 million and $2.7 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. During the second quarter of 2003, we updated our accrued restructuring costs by recording additional sublease losses of $1.7 million due to a sustained increase in vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space at that time. We did not record any adjustments to our restructuring reserve during the first and second quarters of 2004. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of office space that is not occupied by us with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that is not occupied by us, 66,000 square feet has been subleased as of June 30, 2004. At June 30, 2004, we had $8.1 million in gross lease obligations and $863,000 in estimated commissions, concessions and other costs, partially offset by $4.3 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining unoccupied office space on the estimated terms. For example, if our estimates of sublease income and costs to sublease differ from current estimates by 10%, our final restructuring costs could be approximately $500,000 higher. We may also continue to seek to terminate certain leases early; however, our landlords may not be willing to terminate such lease arrangements under terms and conditions that are acceptable to us. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth interest expense and changes in interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2004	2003		2004	2003
7 1/2% series A unsecured notes:
Stated interest expense	$—	$1,023	$(1,023)	$—	$2,209	$(2,209)
Discount amortization expense	—	752	(752)	—	1,599	(1,599)
Promissory notes issued to former preferred stockholders:
Stated interest expense	—	93	(93)	—	184	(184)
Discount amortization expense	—	131	(131)	—	257	(257)
Other debt and interest expense	11	50	(39)	25	98	(73)

Total interest expense	$11	$2,049	$(2,038)	$25	$4,347	$(4,322)

Interest Expense. The decline in interest expense during the three and six months ended June 30, 2004, as compared to the same periods in 2003, was attributable to the conversion of our 7 1/2% series A unsecured notes into class A common stock on July 30, 2003 and the repayment in full of our promissory notes issued to former preferred stockholders on July 31, 2003. Upon conversion of the 7 1/2% series A notes and repayment of the promissory notes issued to former preferred stockholders, we ceased accruing interest and incurring discount amortization expense on these instruments.

Loss on Early Extinguishment of Notes Payable. During the first and second quarters of 2003, we repurchased certain of our 7 1/2% series A unsecured notes with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of the repurchases, we recorded an aggregate net loss during 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the 7 1/2% series A unsecured notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate.

Other (Expense) Income, net. Other (expense) income, net includes gains and losses on foreign currency transactions primarily resulting from the fluctuation of the British pound sterling against the U.S. dollar and minority interest expense in our subsidiary, Alarm.com.

Provision for Income Taxes. During the three and six months ended June 30, 2004, we recorded income tax expense of $581,000 and $1.4 million, respectively. During the three and six months ended June 30, 2003, we recorded an income tax benefit of $71,000 and income tax expense of $793,000, respectively. The provision for income taxes is primarily related to foreign jurisdictions where we are profitable and withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries. During the three and six months ended June 30, 2004, we utilized net operating loss carryforwards in the United States which had the effect of reducing our effective tax rate and related tax expense. During the three and six months ended June 30, 2003, we utilized net operating loss carryforwards in the United States and in certain foreign subsidiaries which had the effect of reducing our effective tax rate and related tax expense. As discussed further below, our net deferred tax assets in the United States are fully reserved. Additionally, during the three months ended June 30, 2003, our tax expense was reduced by a decrease in the profitability of certain foreign subsidiaries and an increase in net deferred tax assets of certain foreign subsidiaries. If we become more profitable in certain foreign jurisdictions where we have limited or no net operating losses to offset taxable income, we would expect to incur increased tax expense in those jurisdictions.

As of June 30, 2004, we had net operating loss carryforwards of approximately $300.7 million and other temporary differences, which resulted in net deferred tax assets of approximately $145.7 million, offset by a valuation allowance of $140.6 million. Depending upon our actual results for the third and fourth quarters of 2004, there may be sufficient evidence to support the conclusion that all or a portion of our net deferred tax valuation allowance should be reduced during the second half of the year. Any such reduction of our net deferred tax valuation allowance is expected to materially increase our net income and materially impact our consolidated balance sheet. Thereafter, our effective tax rate may increase to approximately 36% - 40%. We may not be able to sustain profitability and as a result any reduction of the valuation allowance and our future effective tax rate are uncertain. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

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

We are also involved in a lawsuit with ePlus Group, Inc. relating to a claim involving breach of contract relating to the master lease agreement that we entered into with them on November 1, 1999, under which we leased equipment from ePlus. ePlus claims that equipment returned by us upon expiration of the lease term was not in satisfactory condition and seeks damages of approximately $2.0 million plus interest, taxes and attorneys’ fees. Trial is scheduled to begin on December 14, 2004. We intend to vigorously defend the case. Although the ultimate outcome of this litigation is uncertain, we believe that the litigation will not have a material adverse effect on our financial position or results of operations.

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses and product support and other services fees relating to multiple element software arrangements that include future deliverables. Current and non-current deferred revenue and advance payments totaled $42.9 million as of June 30, 2004 compared to $31.1 million as of December 31, 2003. The increase in deferred revenue and advance payments was primarily attributable to an increase in the average rate charged for technical support, higher renewal rates for technical support contracts and an ongoing increase in our installed base of software licenses under technical support contracts. The increase was partially offset by a reduction of deferred revenue and advance payment balances due to the recognition of revenues on existing license and technical support contracts. We expect to recognize approximately $40.6 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	June 30, 2004	December 31, 2003
Current:
Deferred product revenue	$3,622	$4,490
Deferred product support and other services revenue	59,299	50,497

	62,921	54,987
Less: billed and unpaid deferred revenue	(22,295)	(26,613)

	$40,626	$28,374

Non-current:
Deferred product revenue	$933	$378
Deferred product support and other services revenue	2,377	3,380

	3,310	3,758
Less: billed and unpaid deferred revenue	(1,011)	(1,008)

	$2,299	$2,750

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, on-going collection of our accounts receivable and a revolving line of credit. On June 30, 2004 and December 31, 2003, we had $60.8 million and $51.9 million, respectively, of cash and cash equivalents, and $722,000 and $747,000, respectively, of restricted cash. As of June 30, 2004, we had $9.9 million of borrowing capacity under our revolving line of credit. Additionally, as of June 30, 2004, we had $26.4 million invested in a two-year U.S. Treasury security which matures on June 30, 2006.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending June 30,					Thereafter	Total
	2005	2006	2007	2008	2009
Restructuring-related obligations, net (1)	$2,030	$1,440	$546	$401	$267	$—	$4,684
Operating leases	11,012	9,977	8,474	8,170	7,601	7,259	52,493

Total contractual cash obligations	$13,042	$11,417	$9,020	$8,571	$7,868	$7,259	$57,177

(1)	Restructuring-related lease obligations include estimated sublease concessions, commission payments and other costs associated with marketing our idle space for sublease of $863,000 and are reflected net of estimated sublease income recoveries of $4.3 million. Total gross restructuring-related lease obligations are $8.1 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet our idle space on the estimated terms.

Operating Activities

Net cash provided by operating activities was $37.8 million and $14.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily attributable to an improvement in operating results, a reduction in accounts receivable resulting from improved cash collections from customers and an increase in deferred revenue balances. If we continue to generate income from operations and increases in deferred revenues, we expect to continue to generate positive cash flows from operations.

Investing Activities

Net cash used in investing activities was $31.0 million for the six months ended June 30, 2004, as compared to net cash provided by investing activities of $3.6 million for the six months ended June 30, 2003. The change was primarily attributable to our purchase of a two-year U.S. Treasury security on June 30, 2004 for $26.4 million. The change was also attributable to an increase in capital expenditures and an increase in capitalized software development costs. We expect to continue to invest in property and equipment to appropriately support our future growth and to continue to maintain and enhance our current infrastructure.

Financing Activities

Net cash provided by financing activities was $2.4 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively. The change was attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options.

On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of $35.0 million of our class A common stock from time to time in the open market or in privately negotiated transactions. We will determine the timing and amount of any shares repurchased pursuant to this authorization based on our evaluation of market conditions and other factors. The repurchase program will be funded using our working capital and may be suspended or discontinued at any time.

Management believes that existing cash, cash anticipated to be generated internally by operations and the Company’s credit facility will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money or redeem our long-term investments to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. We do not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities, and therefore the adoption of this standard did not have any effect on our financial position and results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three and six months ended June 30, 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of June 30, 2004, our accumulated deficit was $324.1 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a favorable impact on our results for the three and six months ended June 30, 2004;

•	our profitability and expectations for future profitability and its effect on our deferred tax asset and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. For the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001, channel partners accounted for, directly or indirectly, approximately 18.7%, 24.6%, 27.3% and 35.4% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $42.9 million as of June 30, 2004. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 37.0% and 31.9% of our total revenues for the three months ended June 30, 2004 and 2003, respectively, and 39.8% and 33.7% for the six months ended June 30, 2004 and 2003, respectively. Our international operations require significant management attention and financial resources.

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

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all major enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix, Linux and Windows, certain of our application server components run only on the Windows Server 2000 and Server 2003, Solaris, and AIX operating systems. Therefore, our ability to increase sales currently depends in part on the continued acceptance of these operating systems and in part on our ability to port certain components of our software to additional operating systems.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of August 1, 2004, holders of our class B common stock owned 3,549,399 shares of class B common stock, or 73.9% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 82,882 shares of class A common stock and 2,849,700 shares of class B common stock, or 59.5% of the total voting power, as of August 1, 2004. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, almost all of whom are current employees or former employees of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without seeking anyone else’s approval, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments are scheduled for September 9, 2004.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which we are seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at June 30, 2004 the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at June 30, 2004, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. International revenues were 37.0% and 31.9% of total revenues for the three months ended June 30, 2004 and 2003, respectively, and 39.8% and 33.7% for the six months ended June 30, 2004 and 2003, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments are schedule for September 9, 2004.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. The Court has yet to issue a ruling on the merits of the misappropriation of trade secrets claim, for which we are seeking various equitable remedies against Business Objects. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur.

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

ITEM 5. OTHER INFORMATION

The Company’s Annual Meeting of Stockholders was held on July 8, 2004. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect seven (7) directors for the next year:
Michael J. Saylor	41,725,081	4,138,608	—	—
Sanju K. Bansal	41,618,755	4,244,934	—	—
David B. Blundin	45,179,402	684,287	—	—
F. David Fowler	45,393,140	470,549	—	—
Carl J. Rickertsen	44,892,150	971,539	—	—
Stuart B. Ross	44,756,485	1,107,204	—	—
Ralph S. Terkowitz	45,298,772	564,917	—	—

2. To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.	45,271,489	589,844	2,356	-0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1	Amended and Restated Secured Credit Agreement, dated May 19, 2004, by and between MicroStrategy Incorporated, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 19, 2004 (File No. 000-24435) and incorporated by reference herein).

Exhibit Number	Description
10.2	Modification of Security Agreement, dated May 19, 2004, by and between MicroStrategy Incorporated, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated; and Bank of America, N.A. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 19, 2004 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

On April 27, 2004, the registrant filed a Current Report on Form 8-K dated April 27, 2004 to report pursuant to Items 5 and 7 that it had issued a press release announcing its financial results for the quarter ended March 31, 2004 and providing additional outlook and financial guidance information.

On May 25, 2004, the registrant filed a Current Report on Form 8-K dated May 19, 2004 to report pursuant to Items 5 and 7 that the registrant and its wholly-owned domestic subsidiaries had entered into a renewal of their secured revolving credit facility with Bank of America, N.A.

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

Date: August 9, 2004