Form 10-Q
period 2004-09-30
MICROSTRATEGY INC
filed 2004-11-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on November 1, 2004 was 12,523,750 and, 3,549,399 respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,793	$51,882
Restricted cash	738	747
Accounts receivable, net	30,352	30,993
Prepaid expenses and other current assets	6,565	3,888
Deferred tax assets, net	16,730	1,807

Total current assets	129,178	89,317
Property and equipment, net	16,121	16,113
Capitalized software development costs, net	3,302	3,693
Long-term investments	26,359	—
Deposits and other assets	3,234	1,984
Deferred tax assets, net	113,748	3,686

Total assets	$291,942	$114,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,149	$12,768
Accrued compensation and employee benefits	19,280	17,968
Accrued restructuring costs	1,961	2,599
Deferred revenue and advance payments	39,765	28,374

Total current liabilities	74,155	61,709
Deferred revenue and advance payments	1,973	2,750
Other long-term liabilities	3,153	2,443
Accrued restructuring costs	2,237	3,544

Total liabilities	81,518	70,446

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,535 issued and 12,467 outstanding, and 12,362 shares issued and outstanding, respectively	13	12
Class B common stock, $0.001 par value, 165,000 shares authorized, 3,549 and 3,604 shares issued and outstanding, respectively	4	4
Additional paid-in capital	412,387	387,625
Treasury stock, at cost; 68 shares and 0 shares, respectively	(2,331)	—
Accumulated other comprehensive income	2,469	2,619
Accumulated deficit	(202,118)	(345,913)

Total stockholders’ equity	210,424	44,347

Total liabilities and stockholders’ equity	$291,942	$114,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Product licenses	$25,761	$17,652
Product support and other services	34,865	25,185

Total revenues	60,626	42,837

Cost of revenues:
Product licenses	1,051	812
Product support and other services	7,451	5,980

Total cost of revenues	8,502	6,792

Gross profit	52,124	36,045

Operating expenses:
Sales and marketing	17,227	13,667
Research and development	7,347	6,905
General and administrative	8,706	8,478
Amortization of intangible assets	18	18

Total operating expenses	33,298	29,068

Income from operations	18,826	6,977
Financing and other income (expense):
Interest income	378	174
Interest expense, including discount amortization expense on notes payable of $0 and $281, respectively	(19)	(701)
Loss on early extinguishment of notes payable	—	(30,229)
Other expense, net	(162)	(237)

Total financing and other income (expense)	(181)	(31,167)

Income (loss) before income taxes	18,645	(24,190)
(Benefit) provision for income taxes	(102,966)	342

Net income (loss)	$121,611	$(24,532)

Basic earnings (loss) per share	$7.60	$(1.59)

Diluted earnings (loss) per share	$7.22	$(1.59)

Basic weighted average shares outstanding	16,053	15,359

Diluted weighted average shares outstanding	16,903	15,359

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Product licenses	$62,895	$53,818
Product support and other services	96,721	70,087

Total revenues	159,616	123,905

Cost of revenues:
Product licenses	2,765	2,341
Product support and other services	21,631	18,357

Total cost of revenues	24,396	20,698

Gross profit	135,220	103,207

Operating expenses:
Sales and marketing	49,171	40,629
Research and development	20,593	21,636
General and administrative	24,162	23,625
Restructuring and impairment charges	—	1,699
Amortization of intangible assets	53	166

Total operating expenses	93,979	87,755

Income from operations	41,241	15,452
Financing and other income (expense):
Interest income	667	545
Interest expense, including discount amortization expense on notes payable of $0 and $2,137, respectively	(44)	(5,048)
Loss on investments	(85)	—
Loss on early extinguishment of notes payable	—	(31,069)
Other income (expense), net	403	(142)

Total financing and other income (expense)	941	(35,714)

Income (loss) before income taxes	42,182	(20,262)
(Benefit) provision for income taxes	(101,613)	1,135

Net income (loss)	$143,795	$(21,397)

Basic earnings (loss) per share	$8.97	$(1.48)

Diluted earnings (loss) per share	$8.41	$(1.48)

Basic weighted average shares outstanding	16,039	14,418

Diluted weighted average shares outstanding	17,094	14,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income (loss) from continuing operations	$143,795	$(21,397)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,210	6,829
Bad debt recovery	60	256
Loss on investments	85	—
Loss on early extinguishment of notes payable	—	31,069
Discount amortization expense on notes payable	—	2,137
Change in deferred tax assets, net, including release of deferred tax asset valuation allowance	(103,180)	(123)
Other, net	65	176
Changes in operating assets and liabilities:
Accounts receivable	648	1,219
Prepaid expenses and other current assets	(2,727)	(1,771)
Deposits and other assets	(1,301)	(623)
Accounts payable and accrued expenses, compensation and employee benefits	1,875	1,298
Accrued restructuring costs	(1,969)	(2,102)
Deferred revenue and advance payments	10,356	7,087
Other long-term liabilities	712	(299)

Net cash provided by operating activities	54,629	23,756

Investing activities:
Purchases of property and equipment, net	(4,436)	(3,240)
Capitalized software development costs	(1,414)	(205)
Purchase of long-term investments	(26,353)	—
(Increase) decrease in restricted cash	(4)	5,445

Net cash (used in) provided by investing activities	(32,207)	2,000

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,976	2,817
Purchases of treasury stock	(2,331)	—
Net cash payments on promissory notes issued to former preferred stockholders	—	(5,000)

Net cash provided by (used in) financing activities	645	(2,183)
Effect of foreign exchange rate changes on cash and cash equivalents	(181)	518

Net increase in cash and cash equivalents from continuing operations	22,886	24,091
Net cash received from (advanced to) discontinued operations	25	(406)

Net increase in cash and cash equivalents	22,911	23,685
Cash and cash equivalents, beginning of period	51,882	15,036

Cash and cash equivalents, end of period	$74,793	$38,721

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes:	$1,653	$1,504

Supplemental disclosure of noncash investing and financing activities:
Early extinguishment of notes payable	$—	$(46,875)

Issuance of class A common stock in connection with early extinguishment of notes payable	$—	$78,533

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

(2) Recent Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB delayed the effective date of the proposed statement from periods ending after January 1, 2005 until periods ending after June 30, 2005. The Company continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

In March 2004, the FASB approved Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. The Company does not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

(3) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of (in thousands):

	September 30, 2004	December 31, 2003
Billed and billable	$57,077	$61,118
Less: billed and unpaid deferred revenue	(24,635)	(27,621)

	32,442	33,497
Less: allowance for doubtful accounts	(2,090)	(2,504)

	$30,352	$30,993

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Long-term Investments

On June 30, 2004, the Company purchased a $26.4 million U.S. Treasury note which matures on June 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding this instrument, the Company has classified this investment in the long-term debt security as held-to-maturity and has accounted for this investment at amortized cost.

The following table sets forth a summary of the long-term U.S. Treasury note investment as of September 30, 2004 (in thousands):

	Amortized Cost	Discount Amortization	Balance as of September 30, 2004
U.S. Treasury Note	$26,353	$6	$26,359

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	September 30, 2004	December 31, 2003
Current:
Deferred product revenue	$3,231	$4,490
Deferred product support and other services revenue	60,075	50,497

	63,306	54,987
Less: billed and unpaid deferred revenue	(23,541)	(26,613)

	$39,765	$28,374

Non-current:
Deferred product revenue	$425	$378
Deferred product support and other services revenue	2,642	3,380

	3,067	3,758
Less: billed and unpaid deferred revenue	(1,094)	(1,008)

	$1,973	$2,750

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Treasury Stock

On July 27, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate of $35.0 million of the Company’s class A common stock from time to time in the open market or in privately negotiated transactions. During August 2004, the Company repurchased 67,800 shares on the open market at an approximate cost of $2.3 million. The Company will determine the timing and amount of any shares repurchased in future periods pursuant to this authorization based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital and may be suspended or discontinued at any time.

(7) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that MicroStrategy’s products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments were heard on September 9, 2004.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on its claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. The Company has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(b) ePlus Legal Matter

On February 2, 2004, ePlus Group, Inc. (“ePlus”) filed suit against the Company claiming breach of contract relating to the master lease agreement that the companies had entered into on November 1, 1999, under which the Company leased equipment from ePlus. ePlus claimed that equipment returned by the Company upon expiration of the lease term was not in satisfactory condition and sought damages of approximately $2.0 million plus interest, taxes and attorneys’ fees. In September 2004, ePlus and the Company entered into an agreement settling the lawsuit. The settlement did not have a material impact on the Company’s financial position or results of operations.

(c) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Borrowings

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with a bank. On May 19, 2004, the Company renewed the Credit Facility and modified the terms to increase the size of the commitment from $10 million to $15 million. As a result, the Credit Facility, which matures in May 2005, consists of a $15 million revolving line of credit, including a letter of credit sub-limit of $10 million, and is secured by substantially all of the assets of the Company. During the three and nine months ended September 30, 2004 and 2003, the Company had not drawn any cash against the Credit Facility, and no amounts were outstanding under the Credit Facility as of September 30, 2004. After consideration of outstanding letters of credit of $5.1 million, the Company had $9.9 million of borrowing capacity under the Credit Facility as of September 30, 2004.

At the Company’s option, borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR plus 1.5% to 2.0%, depending on certain debt to earnings ratios, or the prime rate. The Credit Facility also includes a 1.0% letter of credit fee.

Under the terms of the Credit Facility, the Company is required to maintain compliance with certain financial covenants, the most restrictive of which include achieving certain minimum earnings amounts and maximum debt to earnings ratios, maintaining minimum liquidity amounts and limiting the ability to invest further in subsidiaries. As of September 30, 2004, the Company was in compliance with all covenants contained in the Credit Facility.

(9) Income Taxes

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes”, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2004 and an assessment of the Company’s expected future results of operations, during the third quarter of 2004, the Company determined that it is more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2004, the Company released a total of $125.4 million of its U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit on the Company’s statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet.

As of September 30, 2004, the Company has a remaining valuation allowance of approximately $11 million, including $7.2 million attributable to certain of its domestic and other deferred tax assets where the realization of such deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. This portion of the valuation allowance as of September 30, 2004 primarily relates to certain Canadian NOLs and U.S. capital loss carryforward tax assets that, as of September 30, 2004, the Company expected will expire unused. The remaining $3.8 million of the valuation allowance will be released during the fourth quarter of 2004 as a result of the requirement under SFAS No. 109 to use an annualized effective tax rate for each interim period during the year including current year interim periods after a valuation allowance release has occurred.

As of September 30, 2004, the Company had domestic net operating loss carryforwards of approximately $278.2 million, which will begin to expire in 2019. The Company has research and development tax credit carryforward tax assets of $3.7 million, which will begin to expire in 2018. As of September 30, 2004, the Company has foreign net operating loss carryforwards of $17.7 million, which will begin to expire in 2005.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, as of (in thousands):

	September 30, 2004	December 31, 2003
Deferred tax assets	$141,506	$151,127
Valuation allowance	(11,028)	(145,634)

Deferred tax assets, net	$130,478	$5,493

Short-term deferred tax assets, net	$16,730	$1,807
Long-term deferred tax assets, net	113,748	3,686

Deferred tax assets, net	$130,478	$5,493

The aggregate change in the Company’s valuation allowance from December 31, 2003 to September 30, 2004 was $134.6 million, which included the valuation allowance release of $125.4 million discussed above and $9.2 million related to year-to-date operations.

The Company does not have any plans to reinvest indefinitely undistributed foreign earnings. Accordingly, the Company expects to accrue a deferred tax liability on undistributed foreign earnings at such time as the Company has undistributed foreign earnings. Deferred tax liabilities have not been provided to account for basis differences and undistributed earnings of foreign subsidiaries because the tax basis of such foreign subsidiaries exceeds the Company’s book basis. In accordance with SFAS No. 109, such excess tax basis has not been recognized as a deferred tax asset.

The following table summarizes the Company’s (benefit) provision for income taxes included in its statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interim period provision for income taxes	$647	$342	$2,000	$1,135
Release of valuation allowance	(103,613)	—	(103,613)	—

(Benefit) provision for income taxes	$(102,966)	$342	$(101,613)	$1,135

(10) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income (loss) and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003, respectively, is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$121,989	$(24,358)	$143,795	$(21,397)
Foreign currency translation adjustment	415	75	(217)	678
Net unrealized gain on short-term investments, net of applicable taxes	—	22	67	11

Comprehensive income (loss)	$122,404	$(24,261)	$143,645	$(20,708)

(11) Earnings (Loss) per Share and Pro Forma Earnings (Loss) per Share

(a) Basic and diluted earnings (loss) per share

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

The diluted loss per share calculation for the three and nine months ended September 30, 2003 excluded potential common shares issuable upon exercise of outstanding employee stock options of 1,109,680 and 743,523, respectively, because their effect would have been anti-dilutive.

(b) Pro forma basic and diluted earnings (loss) per share

As all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is reflected in net income (loss). If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, as amended, the Company’s net income (loss) would have been adjusted to the pro forma amounts presented below, for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$121,989	$(24,358)	$143,795	$(21,397)
Stock-based employee compensation expense under fair value based method, net of tax	(2,136)	(3,478)	(7,447)	(10,557)

Pro forma net income (loss)	$119,853	$(27,836)	$136,348	$(31,954)

Basic earnings (loss) per share, as reported	$7.60	$(1.59)	$8.97	$(1.48)

Diluted earnings (loss) per share, as reported	$7.22	$(1.59)	$8.41	$(1.48)

Basic earnings (loss) per share, pro forma	$7.47	$(1.81)	$8.50	$(2.22)

Diluted earnings (loss) per share, pro forma	$7.09	$(1.81)	$7.98	$(2.22)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the three and nine months ended September 30, 2004 and 2003, respectively, under MicroStrategy’s stock option plans: volatility factors of 53%, 51%, 97% and 97%, risk-free interest rates of 3% for all periods, weighted-average expected life of 5 years, and no dividend yields.

The following assumptions were used for shares issued during the three and nine months ended September 30, 2004 and 2003, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 53%, 51%, 97% and 97%, risk-free interest rates of 3% for all periods, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three and nine months ended September 30, 2004 and 2003 were $28.64, $28.64, $31.23, and $15.61 per share, respectively.

(12) Segment Information

The Company operates in one significant business segment – business intelligence software and services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended September 30, 2004
Total license and service revenues	$36,948	$23,678	$60,626
Long-lived assets	19,832	2,825	22,657
Three Months Ended September 30, 2003
Total license and service revenues	$27,576	$15,261	$42,837
Long-lived assets	19,105	2,990	22,095

Nine Months Ended September 30, 2004
Total license and service revenues	$96,511	$63,105	$159,616
Long-lived assets	19,832	2,825	22,657
Nine Months Ended September 30, 2003
Total license and service revenues	$81,358	$42,547	$123,905
Long-lived assets	19,105	2,990	22,095

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. For the three and nine months ended September 30, 2004 and 2003, respectively, Germany accounted for 15% and 10% of total consolidated revenues, representing the only individual country to account for 10% or more of total consolidated revenues in these periods. For the three and nine months ended September 30, 2003, no individual foreign country accounted for 10% or more of total consolidated revenues.

Transfers related to intercompany software fees from international to domestic operations of $10.2 million and $29.5 million for the three and nine months ended September 30, 2004, respectively, and transfers relating to intercompany software fees from international to domestic operations of $6.0 million and $16.0 million for the three and nine months ended September 30, 2003, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and nine months ended September 30, 2004 and 2003, no individual customer accounted for 10% or more of total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table sets forth a summary of the accrued restructuring costs as of September 30, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at September 30, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(1,918)	$4,136
Terminations of equipment leases	89	(27)	62

Total accrued restructuring costs	$6,143	$(1,945)	$4,198

As of September 30, 2004, unpaid amounts of $2.0 million and $2.2 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. During the second quarter of 2003, the Company updated its accrued restructuring costs by recording additional sublease losses of $1.7 million due to a sustained increase in vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space at that time. The Company did not record any adjustments to its restructuring reserve during the first nine months of 2004. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of office space that is not occupied by the Company with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. As of September 30, 2004, 66,000 square feet of the 77,000 square feet of office space not occupied by the Company has been subleased. At September 30, 2004, the Company had $7.5 million in gross lease obligations and $868,000 in estimated commissions, concessions and other costs, partially offset by $4.2 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current sublease arrangements and current information available relating to estimated sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease current excess space and excess space as it becomes available after the expiration of existing sublease arrangements. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

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

Our software platform, MicroStrategy 7iTM, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use MicroStrategy 7i to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and strategic partners.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. MicroStrategy does not have any ownership interest in any special purpose entities that are not wholly-owned, consolidated subsidiaries of MicroStrategy. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to our allowance for doubtful accounts, software development costs, intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. Since December 31, 2003, there have been no significant changes to our critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statements of Operations Data
Revenues:
Product licenses	42.5%	41.2%	39.4%	43.4%
Product support and other services	57.5	58.8	60.6	56.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.7	1.9	1.7	1.9
Product support and other services	12.3	14.0	13.6	14.8

Total cost of revenues	14.0	15.9	15.3	16.7

Gross profit	86.0	84.1	84.7	83.3

Operating expenses:
Sales and marketing	28.4	31.9	30.8	32.8
Research and development	12.1	16.1	12.9	17.5
General and administrative	14.4	19.8	15.1	19.1
Restructuring and impairment charges	—	—	—	1.4
Amortization of intangible assets	—	—	—	0.1

Total operating expenses	54.9	67.8	58.8	70.9

Income from operations	31.1	16.3	25.9	12.4
Financing and other income (expense):
Interest income	0.6	0.4	0.4	0.4
Interest expense	—	(1.6)	—	(4.0)
Loss on investments	—	—	(0.1)	—
Loss on early extinguishment of notes payable	—	(70.6)	—	(25.0)
Other (expense) income, net	(0.3)	(0.6)	0.3	(0.1)

Total financing and other income (expense)	0.4	(72.4)	0.6	(28.7)

Income (loss) before income taxes	31.4	(56.0)	26.5	(16.3)
(Benefit) provision for income taxes	(169.8)	0.8	(63.7)	0.9

Net income (loss)	201.3%	(56.8)%	90.2%	(17.2)%

Comparison of the three and nine months ended September 30, 2004 and 2003

Revenues

Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Revenues:
Product licenses	$25,761	$17,652	45.9%	$62,895	$53,818	16.9%
Product support and other services	34,865	25,185	38.4%	96,721	70,087	38.0%

Total revenues	$60,626	$42,837	41.5%	$159,616	$123,905	28.8%

Product Licenses Revenues. The increase in product licenses revenues for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, was primarily attributable to an increase in the number of product licenses transactions and high-dollar value transactions, an increase in international product licenses revenues, discussed further below, and the impact of favorable foreign currency fluctuations. During the three months ended September 30, 2004, we had nine product licenses transactions in excess of $500,000, including an international transaction that generated $4.7 million and two domestic transactions that generated $3.4 million and $1.2 million, respectively, in product licenses revenues. During the three months ended September 30, 2003, we had five product licenses transactions in excess of $500,000. In addition, the average size of our product licenses transactions increased from the third quarter of 2003 to the third quarter of 2004. In the first nine months of 2004, we had sixteen product licenses transactions greater than $500,000, as compared to fourteen such transactions in the first nine months of 2003, including the transactions noted above. Although the average size of our product license transactions decreased in the first nine months of 2004, as compared to the first nine months of 2003, the total number of product license transactions increased. In addition, we introduced new reporting products in late 2003 and Unix-based products in June 2004 that complement our business intelligence platform. Product licenses revenues as a percentage of total revenues were 42.5% and 41.2% for the three months ended September 30, 2004 and 2003, respectively, and 39.4% and 43.4% for the nine months ended September 30, 2004 and 2003, respectively. The average size of our product licenses transactions and the number of high-dollar value transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. The increase in product support and other services revenues for the three months ended September 30, 2004, as compared to the same period in 2003, was primarily the result of a 42.0% increase in revenues from technical support services and a 28.8% increase in revenues from consulting and education services. For the nine months ended September 30, 2004, as compared to the same period in 2003, revenues from technical support increased 40.4%, and revenues from consulting and education services increased 31.0%. Revenues from technical support services have increased primarily as a result of an increase in the average rate charged for technical support and higher renewal rates for technical support contracts. The increase was also attributable to an ongoing increase in our installed base of software licenses under technical support contracts, an increase in technical support fees from customers that were underlicensed in prior periods and favorable foreign currency fluctuations. Revenues from consulting and education services have increased as a result of increased marketing initiatives and higher sales of our new services packages. Additionally, fluctuations in foreign currencies have positively influenced revenues from consulting and education services. Product support and other services revenues as a percentage of total revenues were 57.5% and 58.8% for the three months ended September 30, 2004 and 2003, respectively, and 60.6% and 56.6% for the nine months ended September 30, 2004 and 2003, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
International revenues:
Product licenses	$10,484	$6,537	60.4%	$27,601	$17,207	60.4%
Product support and other services	13,194	$8,724	51.2%	35,504	25,340	40.1%

Total international revenues	$23,678	$15,261	55.2%	$63,105	$42,547	48.3%

International Revenues. International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and are also discussed separately within this paragraph. The increase in international product licenses revenues for the three months ended September 30, 2004, as compared to the same period in 2003, was the result of a 48.9% increase in revenues, after adjusting for foreign currency fluctuations, and an 11.5% favorable foreign currency impact. In the third quarter of 2004, we recorded two international product licenses transactions that were each in excess of $500,000, including the $4.7 million transaction noted above, as compared to one such transaction in the third quarter of 2003. For the nine months ended September 30, 2004, as compared to the same period in 2003, the increase in international product licenses revenues was attributable to a 46.2% increase in revenues, after adjusting for foreign currency fluctuations, and a 14.2% favorable foreign currency impact. In the first nine months of 2004, we had five international product licenses transactions in excess of $500,000, including the $4.7 million transaction noted above, as compared to two such transactions in the first nine months of 2003. In addition, both the quantity and average size of our international product licenses transactions increased in the three and nine months ended September 30, 2004, respectively, as compared to comparable periods in 2003.

International product support and other services revenues increased during the three months ended September 30, 2004, as compared to the same period in 2003, as a result of a 40.2% increase in revenues, after adjusting for foreign currency fluctuations, and an 11.0% favorable foreign currency impact. The increase was attributable to a 62.1% increase in revenues from technical support services, which included a 12.0% favorable foreign currency impact, and a 30.0% increase in revenues from consulting and education services, which included a 9.1% favorable foreign currency impact. For the nine months ended September 30, 2004, as compared to the same period in 2003, international product support and other services revenues increased 40.1%, as a result of a 27.2% increase in revenues, after adjusting for foreign currency fluctuations, and a 12.9% favorable foreign currency impact. The increase was attributable to a 53.5% increase in revenues from technical support services, which included a 14.3% favorable foreign currency impact, and a 17.4% increase in revenues from consulting and education services, which included a 10.4% favorable foreign currency impact. As a percentage of total revenues, international revenues were 39.1% and 35.6% for the three months ended September 30, 2004 and 2003, respectively, and 39.5% and 34.3% for the nine months ended September 30, 2004 and 2003, respectively. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in previous periods. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Cost of Revenues:
Product licenses	$1,051	$812	29.4%	$2,765	$2,341	18.1%
Product support and other services	7,451	5,980	24.6%	21,631	18,357	17.8%

Total cost of revenues	$8,502	$6,792	25.2%	$24,396	$20,698	17.9%

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. As a percentage of product licenses revenues, cost of product licenses revenues were 4.1% and 4.6% for the three months ended September 30, 2004 and 2003, respectively, and 4.4% and 4.3% for the nine months ended September 30, 2004 and 2003, respectively. Cost of product licenses revenues increased in the three and nine months ended September 30, 2004, as compared to comparable periods in 2003, due to the amortization of capitalized software development costs associated with the release of our enterprise reporting product, MicroStrategy Report ServicesTM, in late 2003, and our Unix-based business intelligence platform, MicroStrategy 7i Universal Edition in June 2004, as well as an increase in third-party royalty fees. Capitalized software development costs are amortized over their respective useful lives of approximately three years. Unamortized software development costs were approximately $3.3 million as of September 30, 2004 and are expected to be amortized over the expected three-year useful lives of these products. Our cost of product licenses revenues could increase further with the development and addition of new products to our product line.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. The increase in cost of product support and other services during the third quarter of 2004, as compared to the third quarter of 2003, was attributable to a 14% increase in staffing levels and a 3.4% unfavorable impact from foreign currency fluctuations. The increase in the first nine months of 2004, as compared to the first nine months of 2003, was attributable to a 10% increase in staffing levels and an 8.8% unfavorable impact from foreign currency fluctuations. Cost of product support and other services as a percentage of product support and other services revenues decreased from 23.7% in the third quarter of 2003 to 21.4% in the third quarter of 2004, and from 26.2% in the first nine months of 2003 to 22.4% in the first nine months of 2004. The decreases were primarily due to increases in product support and other services revenues partially offset by increases in incremental variable costs. Additionally, the decreases were attributable to increases in technical support revenues as a percentage of total product support and other services revenues, which result in higher profit margins than our consulting and education services, and improved utilization of consulting personnel.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Operating expenses:
Sales and marketing	$17,227	$13,667	26.0%	$49,171	$40,629	21.0%
Research and development	7,347	6,905	6.4%	20,593	21,636	-4.8%
General and administrative	8,706	8,478	2.7%	24,162	23,625	2.3%
Restructuring and impairment charges	—	—	—	—	1,699	-100.0%
Amortization of intangible assets	18	18	0.0%	53	166	-68.1%

Total operating expenses	$33,298	$29,068	14.6%	$93,979	$87,755	7.1%

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses were 28.4% and 31.9% for the three months ended September 30, 2004 and 2003, respectively, and 30.8% and 32.8% for the nine months ended September 30, 2004 and 2003, respectively. The increase in sales and marketing expenses of $3.6 million in the third quarter of 2004, as compared to the same period in 2003, related to a 23.2% increase in costs and a 2.8% unfavorable impact from foreign currency fluctuations. The increase in sales and marketing expenses of $8.5 million in the first nine months of 2004, as compared to the same period in 2003, related to a 17.2% increase in costs and a 3.8% unfavorable impact from foreign currency fluctuations. Staffing levels for our sales and marketing personnel increased by approximately 6% in the third quarter of 2004 and 7% in the first nine months of 2004, as compared to the same periods of 2003, which in conjunction with the increase in product licenses revenues described above, have caused salary and commission costs to increase. Sales and marketing expenses may continue to increase in 2004 if we continue to expand our sales force and as we market new product offerings.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, office facilities, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses were 12.1% and 16.1% for the three months ended September 30, 2004 and 2003, respectively, and 12.9% and 17.5% for the nine months ended September 30, 2004 and 2003, respectively. The increase in research and development expenses for the third quarter of 2004, as compared to the third quarter of 2003, was primarily due to a 4% increase in staffing levels for our research and development personnel. The decrease in research and development expenses in the first nine months of 2004, as compared to the same period in 2003, was primarily due to a $1.2 million increase in the capitalization of software development costs. The decrease in research and development expenses was partially offset by an increase in personnel costs. Although staffing levels of our research and development personnel did not fluctuate significantly during the first nine months of 2004, as compared to the first nine months of 2003, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross research and development expenses:
Core research and development activities	$6,990	$6,588	$20,879	$20,266
Non-core research and development activities	357	522	1,128	1,575
Capitalized software development costs	—	(205)	(1,414)	(205)

Research and development expenses	$7,347	$6,905	$20,593	$21,636

Amortization of capitalized software development costs included in cost of product licenses revenues	$678	$462	$1,805	$1,386

During the three and nine months ended September 30, 2004, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $0 and $1.4 million, respectively, of software development costs associated with the development of MicroStrategy 7i Universal Edition, our Unix-based business intelligence platform. We capitalized $205,000 of software development costs related to MicroStrategy Reports Services during the three and nine months ended September 30, 2003. Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. MicroStrategy 7i Universal Edition became available for general release in June 2004, and MicroStrategy Report Services became available for general release in November 2003. As such, no further software development costs related to these products will be capitalized.

As of September 30, 2004, our research and development engineering resources were allocated to the following major projects: 13% to our MicroStrategy 7i product, 15% to our non-core research and development projects, Angel.com and Alarm.com, and 72% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, legal, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The increase in general and administrative expenses in the third quarter of 2004, as compared to the same period in 2003, related to a 0.8% increase in costs and a 1.9% unfavorable foreign currency impact. The increase in costs was primarily due to a 16.0% increase in staffing levels of our general and administrative personnel. This increase was partially offset by a decrease in external legal fees. General and administrative expenses increased in the first nine months of 2004, as compared to the same period in 2003, due to a 0.5% increase in costs and a 1.8% unfavorable foreign currency impact. The increase in costs was due to a 13% increase in staffing levels, partially offset by decreases in external legal and consulting fees. As a percentage of total revenues, general and administrative expenses were 14.4% and 19.8% for the three months ended September 30, 2004 and 2003, respectively, and 15.1% and 19.1% for the nine months ended September 30, 2004 and 2003, respectively.

Restructuring and Impairment Charges. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on business intelligence software and services, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of the accrued restructuring costs as of September 30, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at September 30, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(1,918)	$4,136
Terminations of equipment leases	89	(27)	62

Total accrued restructuring costs	$6,143	$(1,945)	$4,198

As of September 30, 2004, unpaid amounts of $2.0 million and $2.2 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. During the second quarter of 2003, we updated our accrued restructuring costs by recording additional sublease losses of $1.7 million due to a sustained increase in vacancy rates in the commercial real estate market and difficulties experienced in subleasing idle space at that time. We did not record any adjustments to our restructuring reserve during the first nine months of 2004. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of office space that we do not occupy with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. As of September 30, 2004, 66,000 square feet of the 77,000 square feet of the office space that we do not occupy has been subleased. At September 30, 2004, we had $7.5 million in gross lease obligations and $868,000 in estimated commissions, concessions and other costs, partially offset by $4.2 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current sublease arrangements and current information available relating to estimated sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease current excess space and excess space as it becomes available after the expiration of existing sublease arrangements. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth interest expense and changes in interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	$ Change	2004	2003	$ Change
7 1/2% series A unsecured notes:
Stated interest expense	$—	$320	$(320)	$—	2,529	$(2,529)
Discount amortization expense	—	236	(236)	—	1,835	(1,835)
Promissory notes issued to former preferred stockholders:
Stated interest expense	—	32	(32)	—	216	(216)
Discount amortization expense	—	45	(45)	—	302	(302)
Other debt and interest expense	19	68	(49)	44	166	(122)

Total interest expense	$19	$701	$(682)	$44	$5,048	$(5,004)

Interest Expense. The decline in interest expense during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, was attributable to the conversion of our 7 1/2% series A unsecured notes into class A common stock on July 30, 2003 and the repayment in full of our promissory notes issued to former preferred stockholders on July 31, 2003. Upon conversion of the 7 1/2% series A notes and repayment of the promissory notes issued to former preferred stockholders, we ceased accruing interest and incurring discount amortization expense on these instruments.

Loss on Early Extinguishment of Notes Payable. During the first nine months of 2003, we repurchased or converted into class A common stock all our outstanding 7 1/2% series A unsecured notes with an aggregate principal amount of $49.7 million in exchange for 1,972,649 shares of class A common stock and $47,000 in cash in lieu of fractional shares. As a result of the repurchases and conversions, we recorded an aggregate net loss during 2003 on the early extinguishment of notes payable in the amount of $31.1 million, which is an amount equal to the excess of the aggregate fair value of the consideration transferred to the holders of the 7 1/2% series A unsecured notes of $78.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $47.4 million.

Other (Expense) Income, net. Other (expense) income, net includes gains and losses on foreign currency transactions primarily resulting from the fluctuation of the British pound sterling against the U.S. dollar and minority interest expense in our subsidiary, Alarm.com.

Provision for Income Taxes. During the three and nine months ended September 30, 2004, we recorded an income tax benefit of $103.0 million and $101.6 million, respectively. The following table summarizes our (benefit) provision for income taxes included in our statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interim period provision for income taxes	$647	$342	$2,000	$1,135
Release of valuation allowance	(103,613)	—	(103,613)	—

(Benefit) provision for income taxes	$(102,966)	$342	$(101,613)	$1,135

As of June 30, 2004, our U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because at the time, pursuant to Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2004 and an assessment of our expected future results of operations, during the third quarter of 2004, we determined that it is more likely than not that we would be able to realize a substantial portion of our U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2004, we released a total of $125.4 million of our U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet.

During the three and nine months ended September 30, 2003, we recorded a provision for income taxes of $342,000 and $1.1 million, respectively. The provision for income taxes for the 2003 interim periods was primarily related to foreign jurisdictions where we were profitable and withholding taxes on intercompany software fees and other intercompany transactions with our foreign subsidiaries.

As of September 30, 2004, we have a remaining valuation allowance of approximately $11 million, including $7.2 million attributable to certain of our domestic and other deferred tax assets where the realization of such deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. This portion of the valuation allowance as of September 30, 2004 primarily relates to certain Canadian NOLs and U.S. capital loss carryforward tax assets that, as of September 30, 2004, we expected will expire unused. The remaining $3.8 million of the valuation allowance will be released during the fourth quarter of 2004 as a result of the requirement under SFAS No. 109 to use an annualized effective tax rate for each interim period during the year including current year interim periods after a valuation allowance release has occurred.

As of September 30, 2004, we had domestic net operating loss carryforwards of approximately $278.2 million, which will begin to expire in 2019. We have research and development tax credit carryforward tax assets of $3.7 million, which will begin to expire in 2018. As of September 30, 2004, we have foreign net operating loss carryforwards of $17.7 million, which will begin to expire in 2005.

The following table summarizes our deferred tax assets, net as of (in thousands):

	September 30, 2004	December 31, 2003
Deferred tax assets	$141,506	$151,127
Valuation allowance	(11,028)	(145,634)

Deferred tax assets, net	$130,478	$5,493

Short-term deferred tax assets, net	$16,730	$1,807
Long-term deferred tax assets, net	113,748	3,686

Deferred tax assets, net	$130,478	$5,493

The aggregate change in our valuation allowance from December 31, 2003 to September 30, 2004 was $134.6 million, which included the third quarter valuation allowance release of $125.4 million discussed above and $9.2 million related to year-to-date operations.

While we expect our effective tax rate for the fourth quarter of 2004 to remain relatively consistent with our annualized effective tax rate used for calculating our provision for income taxes for our 2004 interim periods before considering the deferred tax valuation allowance release discussed above, our annualized effective tax rate in future periods beyond 2004 is expected to materially increase. We do not have any plans to reinvest indefinitely undistributed foreign earnings. Accordingly, we expect to accrue a deferred tax liability on undistributed foreign earnings at such time as we have cumulative undistributed foreign earnings, which we currently expect will occur sometime during or near 2006. As a result, we currently expect that our consolidated annualized effective tax rate in 2005 will be in the range of 28% to

31% and increase to approximately 36% to 40% by the end of 2007. However, we may not be able to sustain profitability, and as a result, our future effective tax rates are uncertain. Because of the availability of NOLs referred to above, a significant portion of our future provision for income taxes is expected to be non-cash, therefore, the amount of annual cash paid for income taxes is expected to be a relatively small portion of the total annualized tax expense in those periods in which the NOL is utilized. The percentage of annual income taxes paid in cash is expected to be approximately 15% to 25% of our projected annual consolidated provision for income taxes in the periods in which the NOLs are utilized. In determining our net deferred tax assets and valuation allowances, and projections of our future provision for income taxes, annualized effective tax rates, and cash paid for income taxes, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain, therefore, actual results could differ materially from our projections.

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

We were also involved in a lawsuit with ePlus Group, Inc. relating to a claim involving breach of contract relating to the master lease agreement that we entered into with them on November 1, 1999, under which we leased equipment from ePlus. ePlus claimed that equipment returned by us upon expiration of the lease term was not in satisfactory condition and sought damages of approximately $2.0 million plus interest, taxes and attorneys’ fees. In September 2004, ePlus and the Company entered into an agreement settling the lawsuit. The settlement did not have a material effect on our financial position or results of operations.

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Deferred Revenue, Advance Payments, and Multi-year Customer Commitments

Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses and product support and other services fees relating to multiple element software arrangements that include future deliverables. Current and non-current deferred revenue and advance payments totaled $41.7 million as of September 30, 2004 compared to $31.1 million as of December 31, 2003. The increase in deferred revenue and advance payments was primarily attributable to an increase in the average rate charged for technical support, higher renewal rates for technical support contracts and an ongoing increase in our installed base of software licenses under technical support contracts. The increase was partially offset by a reduction of deferred revenue and advance payment balances related to the recognition of revenues on existing license and technical support contracts. We expect to recognize approximately $39.8 million of this deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consist of the following, as of (in thousands):

	September 30, 2004	December 31, 2003
Current:
Deferred product revenue	$3,231	$4,490
Deferred product support and other services revenue	60,075	50,497

	63,306	54,987
Less: billed and unpaid deferred revenue	(23,541)	(26,613)

	$39,765	$28,374

Non-current:
Deferred product revenue	$425	$378
Deferred product support and other services revenue	2,642	3,380

	3,067	3,758
Less: billed and unpaid deferred revenue	(1,094)	(1,008)

	$1,973	$2,750

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Also during the three and nine months ended September 30, 2004, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of September 30, 2004 and December 31, 2003. We do not expect that the revenue from the multi-year arrangements entered into in the three and nine months ended September 30, 2004 will constitute a substantial percentage of our projected total revenue in future periods. We expect that we will continue to seek to enter into such agreements in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, on-going collection of our accounts receivable and a revolving line of credit with a bank. On September 30, 2004 and December 31, 2003, we had $74.8 million and $51.9 million, respectively, of cash and cash equivalents, and $738,000 and $747,000, respectively, of restricted cash. Additionally, as of September 30, 2004, we had $26.4 million invested in a two-year U.S. Treasury security which matures on June 30, 2006. As of September 30, 2004, we had $9.9 million of borrowing capacity under our revolving line of credit. We did not draw down on our revolving line of credit during 2003 or 2004.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending September 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Restructuring-related obligations, net (1)	$1,961	$1,266	$394	$394	$183	$—	$4,198
Operating leases	10,494	9,491	7,774	7,743	7,457	7,236	50,195

Total contractual cash obligations	$12,455	$10,757	$8,168	$8,137	$7,640	$7,236	$54,393

(1)	Restructuring-related lease obligations include estimated sublease concessions, commission payments and other costs associated with marketing our idle space for sublease of $868,000 and are reflected net of estimated sublease income recoveries of $4.2 million. Total gross restructuring-related lease obligations are $7.5 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet any idle space on the estimated terms.

Operating Activities

Net cash provided by operating activities was $54.6 million and $23.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily attributable to an improvement in operating results and an increase in deferred revenue balances. If we continue to generate income from operations and increases in deferred revenues, we expect to continue to generate positive cash flows from operations.

Investing Activities

Net cash used in investing activities was $32.2 million for the nine months ended September 30, 2004, as compared to net cash provided by investing activities of $2.0 million for the nine months ended September 30, 2003. The change was primarily attributable to our purchase of a two-year U.S. Treasury security on June 30, 2004 for $26.4 million. The change was also attributable to an increase in capital expenditures and an increase in capitalized software development costs, partially offset by a reduction in restricted cash of $5.4 million during 2003. We expect to continue to invest in property and equipment to appropriately support our future growth and to continue to maintain and enhance our current infrastructure.

Financing Activities

Net cash provided by financing activities was $645,000 for the nine months ended September 30, 2004, as compared to cash used in financing activities of $2.2 million for the nine months ended September 30, 2003, respectively. During the first nine months of 2003, we repaid in full $5.0 million of our promissory notes issued to former preferred stockholders. During the third quarter of 2004, and as discussed further below, we repurchased 67,800 shares of our class A common stock on the open market. Proceeds from the sale of our class A common stock from the exercise of employee stock options and under our employee stock purchase plan amounted to $3.0 million during the first nine months of 2004, as compared to $2.8 million during the comparable period in 2003.

On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of $35.0 million of our class A common stock from time to time in the open market or in privately negotiated transactions. During August 2004, we repurchased 67,800 shares on the open market for an approximate cost of $2.3 million. We will determine the timing and amount of any shares repurchased in future periods pursuant to this authorization based on our evaluation of market conditions and other factors. The repurchase program will be funded using our working capital and may be suspended or discontinued at any time.

Management believes that existing cash, cash anticipated to be generated internally by operations and the Company’s credit facility will be sufficient to meet working capital requirements and anticipated capital expenditures for the foreseeable future. Based upon our cash position, we do not currently expect to borrow money or redeem our long-term investments to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transaction be accounted for using a fair-value-based method. In October 2004, the FASB delayed the effective date of the proposed statement from periods ending after January 1, 2005 until periods ending after June 30, 2005. We continue to monitor the potential impact of the proposed statement on our financial condition and results of operations.

In March 2004, the FASB approved Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. The Company does not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the three and nine months ended September 30, 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of September 30, 2004, our accumulated deficit was $202.1 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a favorable impact on our results for the three and nine months ended September 30, 2004;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. For the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002 and 2001, channel partners accounted for, directly or indirectly, approximately 16.2%, 24.6%, 27.3% and 35.4% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our deferred revenue and advance payments were $41.7 million as of September 30, 2004. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 39.1% and 35.6% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 39.5% and 34.3% for the nine months ended September 30, 2004 and 2003, respectively. Our international operations require significant management attention and financial resources.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results, and financial condition.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all possible future conditions. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and our business.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2004, holders of our class B common stock owned 3,549,399 shares of class B common stock, or 73.9% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 82,882 shares of class A common stock and 2,849,700 shares of class B common stock, or 59.5% of the total voting power, as of November 1, 2004. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments were heard on September 9, 2004.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. We have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at September 30, 2004, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at September 30, 2004, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. International revenues were 39.1% and 35.6% of total revenues for the three months ended September 30, 2004 and 2003, respectively, and 39.5% and 34.3% for the nine months ended September 30, 2004 and 2003, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects has filed an appeal, on which oral arguments were heard on September 9, 2004.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claimIn July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. We have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2004 – July 31, 2004	0	N/A	N/A	$35,000,000
August 1, 2004 – August 31, 2004	67,800	$34.38	67,800	$32,669,036
September 1, 2004 – September 30, 2004	0	N/A	N/A	$32,669,036

Total:	67,800	$34.38	67,800	$32,669,036

(1)	We repurchased an aggregate of 67,800 shares of our class A common stock pursuant to the repurchase program that we publicly announced on July 27, 2004 (the “Program”).
(2)	Our board of directors approved the repurchase by us of shares of our class A common stock having a value of up to $35.0 million in the aggregate pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has previously reported the information which would otherwise be required under this item under Item 5 (Other Information) of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1	Stock Option Agreement between the registrant and Ralph S. Terkowitz, dated February 8, 2003, as amended on October 25, 2004.

10.2	Stock Option Agreement between the registrant and David B. Blundin, dated February 8, 2003, as amended on October 25, 2004.

10.3	Form of Stock Option Agreement entered into by non-employee directors under the registrant’s Second Amended and Restated 1999 Stock Option Plan.

10.4	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other items included in this Quarterly Report on Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

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

Dated: November 9, 2004