Form 10-Q/A
period 2004-09-30
MICROSTRATEGY INC
filed 2004-11-15
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct three line items in the Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003. Specifically, the Consolidated Statements of Operations have been corrected to reflect the following: (i) Total financing and other income (expense) is $197,000 for the three months ended September 30, 2004 and $(30,993,000) for the three months ended September 30, 2003; (ii) Income (loss) before income taxes is $19,023,000 for the three months ended September 30, 2004 and $(24,016,000) for the three months ended September 30, 2003; and (iii) Net income (loss) is $121,989,000 for the three months ended September 30, 2004 and $(24,358,000) for the three months ended September 30, 2003. The three line items were reported correctly elsewhere in the related notes and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which have not been amended.

MICROSTRATEGY INCORPORATED

FORM 10-Q/A

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

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Product licenses	$25,761	$17,652
Product support and other services	34,865	25,185

Total revenues	60,626	42,837

Cost of revenues:
Product licenses	1,051	812
Product support and other services	7,451	5,980

Total cost of revenues	8,502	6,792

Gross profit	52,124	36,045

Operating expenses:
Sales and marketing	17,227	13,667
Research and development	7,347	6,905
General and administrative	8,706	8,478
Amortization of intangible assets	18	18

Total operating expenses	33,298	29,068

Income from operations	18,826	6,977
Financing and other income (expense):
Interest income	378	174
Interest expense, including discount amortization expense on notes payable of $0 and $281, respectively	(19)	(701)
Loss on early extinguishment of notes payable	—	(30,229)
Other expense, net	(162)	(237)

Total financing and other income (expense)	197	(30,993)

Income (loss) before income taxes	19,023	(24,016)
(Benefit) provision for income taxes	(102,966)	342

Net income (loss)	$121,989	$(24,358)

Basic earnings (loss) per share	$7.60	$(1.59)

Diluted earnings (loss) per share	$7.22	$(1.59)

Basic weighted average shares outstanding	16,053	15,359

Diluted weighted average shares outstanding	16,903	15,359

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the President and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Eric F. Brown
Eric F. Brown
President and Chief Financial Officer

Dated: November 12, 2004