Form 10-K
period 2004-12-31
MICROSTRATEGY INC
filed 2005-03-16
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last reported sale price of the Registrant’s class A common stock on June 30, 2004 on the Nasdaq National Market) was approximately $534.7 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on March 1, 2005 was 12,830,884 and 3,394,399, respectively.

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

Overview

MicroStrategy is a leading worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. The MicroStrategy mission is to empower every business user to make more informed decisions by providing timely, relevant, and accurate answers to their business questions. To achieve this mission, MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to every business user in the format that suits them best, from high-level dashboards, to custom reports, to advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy engineers its software for reliability, scalability, security, and ease of administration for organizations of all sizes.

Our software platform, MicroStrategy 8TM, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. Our products can be deployed on company intranets to provide employees with information to make better, more cost-effective business and management decisions. Leading companies and government organizations worldwide have chosen MicroStrategy as their enterprise business intelligence standard. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers and executives the critical insight they need to make better business and management decisions and to optimize their operations. With extranet deployments, enterprises can use MicroStrategy 8 to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for our customers and strategic partners.

Industry Background

Business intelligence software offers decision-makers the opportunity to ask and answer questions about their use of data that has been captured but not yet fully exploited.

Four key business needs have driven demand for business intelligence tools:

•	Increased User Access and Scalability: In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers—from customer service representatives to the CEO and from customers to suppliers—demand the insight that business intelligence can provide. The wide acceptance of the Internet as an information source has also fueled demand for enterprise data to be accessible over the Web to tens of thousands of users across the enterprise.

•	Increased Data Scalability: Increasing information generation, and in particular, the need to capture electronically and store every business transaction, has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. Since transaction-level information is now routinely captured, organizations struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data—making even the most detailed information meaningful and comprehensive to business users. As a result, users want to be able to discover easily trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

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

•	Improved Distribution Efficiency: Business partners collaborate more effectively with access to shared data. By granting partners access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying demands of end customers and setting expectations. Furthermore, opening invoice and purchase order information to partners can enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies. For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

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

Emergence of Wireless Internet and Voice Technologies.    Information can be more valuable if there is untethered, ubiquitous access to the information. An integrated platform reduces the need to rely on multiple vendors for these products and services. This development is expected to generate new business opportunities for companies by providing an additional channel for existing services and creating opportunities to provide new services that can be delivered to any place and at any time to anyone that has access to a wireless device.

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers MicroStrategy 8, an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and monitoring of real-time business information. The platform provides reliable and maintainable solutions with a low total cost of ownership and can be used in a departmental, enterprise or extranet deployments. The MicroStrategy 8 business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability. Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 8 platform give analysts, managers and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy 8 platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to report, analyze and monitor their business with all of the five most popular styles of business intelligence, which consist of:

1.	Scorecards and Dashboards—Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence targets the business monitoring needs of managers and executives.

2.	Reporting—Report formats can have more detailed operational information than is conveyed on a scorecard or dashboard. These reports serve critical information to all personnel across the enterprise.

3.	OLAP Analysis—Slice-and-dice analysis with drilling, pivoting, page-by, and sorting capabilities serves business users whose analytical needs exceed the content of the operational reports, and require a simple environment for basic exploration within a limited range of data.

4.	Advanced and Predictive Analysis—Investigative queries that can analyze data in the database, down to the transaction level detail if necessary. This style provides extensive predictive and statistical treatment of the data for correlation analysis, trend analysis, financial analysis and projections.

5.	Alerts and Proactive Reporting—Information that needs continuous monitoring requires alerts and proactive reporting to serve large populations on set schedules, business exceptions, or on-demand. This style of business intelligence targets large user populations, both internal and external to the enterprise.

Specific benefits of the MicroStrategy 8 business intelligence platform include:

Flexibility to Report, Analyze, and Monitor.    MicroStrategy is the first and only business intelligence architecture to unify reporting, analysis, and real-time business monitoring into one experience for the business user, into one efficient and scalable architecture for the IT professional, and into one economical and extensible utility for the CIO.

Industrial-Strength Business Intelligence.    The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber IT, high user scalability and high database scalability. MicroStrategy enables centralized administration, operations and operations maintenance in a unified interface and unified backplane. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero footprint web product, where business intelligence can expand across and grow with the enterprise.

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

Easy-to-use Interface for Business Users.    MicroStrategy exposes all the sophisticated business intelligence applications to end users through easy to use intuitive what-you-see-is-what-you-get (WYSIWYG) web interfaces. This enables deployment to large user populations with minimal training required. The user interface includes an array of “one-click” actions embedded throughout the interface. It uses dialog boxes, mouse-over tool tips, and undo/redo buttons to make it easy for business people to explore the software without prior training.

Interactive Reporting.    MicroStrategy 8 has extended the MicroStrategy reporting capability by making all reports and scorecards fully interactive. Business users can rearrange the organization of any report with simple drag-n-drop actions or by clicking on the toolbar icons to get views of the data, all from the same report and without requiring assistance from IT.

Integration of Analysis in Every Report or Scorecard.    MicroStrategy 8 makes the same powerful analytic capability available directly from enterprise reports or scorecards automatically. MicroStrategy 8 delivers analytic integration to reporting users in two ways. The first way is by providing OLAP capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second way allows users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Direct Access to SAP® BW.    MicroStrategy 8 incorporates a dynamic data access engine in its architecture. This engine is designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Information Warehouse (BW). MicroStrategy 8’s Dynamic MDX Engine generates MDX syntax that is fully certified with SAP BW using SAP’s high performance BAPI interfaces. Because MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in SAP InfoCubes, QueryCubes, and ODS, users can automatically and transparently drill back into SAP BW for more data, without any prior programming or prior design of drill paths. MicroStrategy 8 can also join data across SAP BW Infocubes and QueryCubes as well as access multiple instances of SAP BW at once.

Direct Access to Operational Data (From ERP Systems).    MicroStrategy 8 extends the MicroStrategy metadata architecture to include attributes and facts accessed directly from non-modeled databases, instantly on a query-by-query basis. MicroStrategy 8’s Operational SQL Engine enables MicroStrategy reports to include data from any operational system using completely free-form SQL, including stored procedures and views. Since the attributes and facts from operational database sources are managed by the MicroStrategy metadata architecture, MicroStrategy’s security architecture and other reusable objects such as prompts can be applied automatically.

Heterogeneous Joining of Data From Across the Enterprise.    MicroStrategy 8 extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from different sources within the MicroStrategy object model, MicroStrategy 8 can automatically join data from multiple different sources in the same report document. Data can come from any source accessible by MicroStrategy 8, including the data warehouse, data marts, SAP BW, and any number of operational system databases.

Integrating Data Mining into Mainstream Reports & Analyses.    MicroStrategy 8 extended its analytic engine by allowing reports and analyses to include predictive capabilities in every MicroStrategy report or analysis. MicroStrategy 8’s analytic engine can calculate four of the primary data mining functions including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 8 also includes the ability to import data mining models directly from data mining products from vendors like IBM®, Teradata®, SAS, and SPSS using the predictive modeling mark-up language standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations.    The MicroStrategy platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms commonly used for business intelligence systems as well as multi-dimensional databases like SAP Business Warehouse (BW). Important features of our solution in this area include:

•	Structured Query Language (SQL) optimization drivers that improve performance of each major database;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support nine languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail.    We believe that the MicroStrategy 8 platform incorporates one of the most sophisticated analysis engines available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer- and transaction- levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics and campaign management. The MicroStrategy 8 platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company’s databases.

Powerful Personalization Engine.    The MicroStrategy 8 platform includes a customer- and transaction-level personalization engine. The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers’ transactions, customer clickstream information, stated user preferences and demographic information. In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information that proves useful in fraud detection and homeland security applications.

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

Highly Stylized and Consolidated Reporting and Formatting Capabilities.    MicroStrategy Report Services™ technology delivers a wide range of enterprise reports via the Web, including production and operational reports, managed metrics reports and scorecards. The design capabilities provide the precision necessary to deliver reports with boardroom presentation quality, without any programming. By dragging and dropping report components, users can create high quality reports with complete formatting flexibility. Unlike other popular reporting products, the modern architecture delivers both traditional hierarchical banded reports and newer, Web-oriented zone-based reports.

Strategy

Our business objective is to become the leading provider of business intelligence software and related services to the largest enterprises, governments and the largest databases and data providers in the world. The key elements of our strategy to achieve this objective are as follows:

Marketing Strategy.    Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market by increasing awareness of the MicroStrategy 8 platform. In the business intelligence market, our marketing programs target five principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers in Global 2000 enterprises;

•	Corporate and departmental technology buyers in mid-sized enterprises, with annual revenues between $250 million and $1 billion;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors who want to embed analytical tools in their solutions; and

•	System integrators who have technology relationships with the largest 2,500 enterprises, governments and information intensive businesses.

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation with our business intelligence platform, the benefits of using our platform and competitive differentiators. The channels we use to communicate with these constituencies include:

•	Print ads

•	Online ads

•	Direct e-mail

•	Industry events

•	User conferences

•	Strategic partners

•	Word of mouth and peer references

•	Industry awards

•	Our website

•	Coverage in print and broadcast media.

Technology Strategy.    Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology and enhancing our report delivery and alerting functionality to all commonly used devices. We continue to enhance our technology for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. In addition, we continue to develop our platform for easy integration with a wide spectrum of enterprise resource planning (ERP)

systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

•	Capacity—the volume of information that can be efficiently analyzed and utilized;

•	Concurrency—the number of users that can be supported simultaneously;

•	Sophistication—the range of analytical methods available to the application designer;

•	Performance—the response time of the system;

•	Database Flexibility—the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness—the reliability and availability of the software in mission critical environments;

•	Deployability—the ease with which applications can be deployed, modified, upgraded and tuned;

•	Personalization—the quality and sophistication of a one-to-one user experience;

•	Content Flexibility—the range of content, both structured and unstructured, that can be efficiently utilized; and

•	Media Channel and Interface Flexibility—the range of media channels, interface options and display features supported.

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

Products

We offer an integrated business intelligence platform, known as MicroStrategy 8, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions. Revenues from sales of product licenses accounted for approximately $97.0 million of total revenues during 2004.

MicroStrategy 8.    MicroStrategy 8 was released for general availability on February 1, 2005 and includes a number of major enhancements from its predecessor, MicroStrategy 7i. MicroStrategy 8’s major enhancements include a redesigned web interface, interactive reporting in Report Services, improved integrated analysis to facilitate drilling into more-detailed analysis, WYSIWYG report design over the web, direct access to SAP BW metadata, direct access to operational data, improved reporting by joining heterogeneous databases, and improved predictive reporting and analysis including enhanced integration with third party data mining products.

MicroStrategy 8 is designed for business executives, report consumers, and business managers, as well as power users and analysts with simplicity and high productivity in mind. MicroStrategy 8 integrates a full range of reporting, analysis, and monitoring capabilities into a single platform—providing central management of security, administration, development and deployment.

MicroStrategy 8 is designed to integrate the two leading business intelligence approaches, ad hoc query and reporting (ROLAP) and cube analysis (MOLAP), delivering quick response time against almost any size data set, full access to transaction-level data and a myriad of options for complex analysis. MicroStrategy 8 is enabling organizations to consolidate business intelligence applications onto a single platform, resulting in reliable and maintainable solutions with a low total cost of ownership.

The MicroStrategy 8 platform consists of the following product components:

MicroStrategy Intelligence Server.    MicroStrategy Intelligence Server is the foundation for our business intelligence platform. We believe that MicroStrategy Intelligence Server is the most advanced business intelligence server available in the market, capable of answering highly sophisticated business questions. Its robust ROLAP technology enables organizations to conduct large-scale product affinity and product profitability analyses, research customer preferences through sales, contribution and pricing analysis, and compare present and historical customer retention data with forecasting and trend metrics. MicroStrategy Intelligence Server generates highly optimized queries through its very large database drivers, enabling high throughput and fast response times.

MicroStrategy Intelligence Server has been built with the scalability and fault tolerance required for sophisticated analysis of multi-terabyte databases and can be deployed to thousands of users through complete user, object and data security and management. It contains thousands of specific optimizations for all major relational databases and multi-dimensional databases like SAP Business Warehouse (BW) and includes the load distribution, prioritization and system tuning capabilities demanded by large-scale implementations.

MicroStrategy Intelligence Server contains an analytical engine with over 240 different sophisticated mathematical, financial and statistical data mining functions with the flexibility for further function extensions. MicroStrategy Intelligence Server combines the power of its analytical engine with the scalability of a relational database to perform complex data analysis with maximum efficiency. All of the other products in the MicroStrategy 8 platform integrate with the MicroStrategy Intelligence Server and benefit from its broad functionality.

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

MicroStrategy Intelligence Server is designed as a services oriented architecture (SOA) to easily augment functionality and capabilities throughout the platform. MicroStrategy Intelligence Server Universal Edition uses an optimized 64-bit architecture and runs on a 64-bit Unix platform for even greater performance. MicroStrategy OLAP Services™ and Report Services™employ this services-oriented architecture design.

MicroStrategy Report Services.    MicroStrategy Report Services is the enterprise reporting engine of the MicroStrategy business intelligence platform that delivers an entire range of enterprise reports, including production and operational reports, managed metrics reports and scorecards. The WYSIWYG design capabilities on the Web provide the precision necessary to deliver these reports with desktop publishing quality and drag-and-drop simplicity. Users can create reports using intuitive design features without programming or outside help.

MicroStrategy 8 OLAP Services™.    MicroStrategy 8 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy 8 OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes™. End users can add or remove report objects, add derived metrics and modify the filter—all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 8 OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Web and MicroStrategy Web Universal.    MicroStrategy Web is a patented zero-footprint, browser independent web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, one-click tool bars, dialogue boxes, spreadsheet formatting, advanced printing and exporting, and right-click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java™ Applets or client side installations or downloads, helping to ensure the highest levels of security.

MicroStrategy Web provides users with a highly interactive environment and low maintenance interface for reporting and analysis. Using this intuitive HTML-only web solution, users access, analyze and share corporate data. MicroStrategy Web provides ad hoc querying, industry-leading analysis, quick deployment and rapid customizability, making it even easier for users to make informed business and management decisions on virtually any web browser.

MicroStrategy Web Universal features the same powerful functionality that users are familiar with in MicroStrategy Web with the added benefit of working with all major operating systems, application servers, and web servers.

MicroStrategy Narrowcast Server.    MicroStrategy Narrowcast Server is a proactive report delivery and alerting server that distributes personalized business information to recipients via e-mail, printers, file servers, portals, wireless devices, fax and phone. MicroStrategy Narrowcast Server delivers targeted information to individuals on an event-triggered or scheduled basis through the communication device that is most convenient. It provides an engine for implementing targeted messaging to acquire and retain customers and a platform for distributing information to corporate departments, the entire enterprise and other stakeholders including customers and suppliers.

MicroStrategy Narrowcast Server has a web-based interface that can be used with existing web applications. Users can subscribe to information services by providing personal information and preferences, enabling them to receive personalized information relevant to them.

In addition to proactively delivering reports from the MicroStrategy 8 platform, MicroStrategy Narrowcast Server’s open information source modules enable it to deliver information from a multitude of information sources to the business user. The multiple information sources can be combined to provide users with requested information in one personalized e-mail, message or document.

MicroStrategy Office.    MicroStrategy Office lets every Microsoft® Office user run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint and Word. MicroStrategy Office is designed using Microsoft .NET technology and accesses the MicroStrategy business intelligence platform using XML and Web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform—all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

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

MicroStrategy Architect.    MicroStrategy Architect is the MicroStrategy 8 product in which applications are modeled through an intuitive graphical user interface. MicroStrategy Architect provides a unified environment for creating and maintaining business modules and their relations to underlying data for business intelligence applications. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which can greatly reduce the cost and time required to implement and maintain systems.

MicroStrategy Administrator.    MicroStrategy Administrator enables administrators to efficiently develop, deploy, monitor and maintain small and medium systems as well as enterprise-scale systems supporting thousands of users. Project migration utilities help administrators develop, test and deploy systems. Performance analysis enables administrators to monitor and tune systems for maximum performance and availability. MicroStrategy Administrator has been designed to ensure easy management of application objects and users across multiple development, testing and production environments. MicroStrategy Administrator eases the burden of maintaining users and security by using textual commands that can be saved as scripts. These commands and scripts can be executed from either a graphical interface or from the command line giving system administrators the flexibility and ease-of-use necessary for efficient systems management. MicroStrategy Administrator tools consist of Object Manager, Enterprise Manager and Command Manager.

MicroStrategy SDK.    MicroStrategy SDK is a comprehensive development environment that enables integration of MicroStrategy 8 features and functionality into any application on multiple platforms, including UNIX-based systems using a Java-based Web API. Through sample code, documentation and reference guides, the MicroStrategy SDK enables an application developer to quickly learn to use the APIs to implement easy-to-use web reporting and powerful business intelligence applications.

All API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK’s Portal Integration Kit™ includes pre-built samples for embedding MicroStrategy 8 analysis into a corporate portal. The Web Services Development Kit™ provides sample code that enables MicroStrategy 8 functionality to be accessed via standard Web Services.

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

MicroStrategy MDX Adapter.    MicroStrategy MDX Adapter opens the analytical power and scalability of the MicroStrategy 8 Platform to other business intelligence reporting tools. With MicroStrategy MDX Adapter, reporting tools that use the OLE DB for OLAP (ODBO) standard created by Microsoft can connect through MicroStrategy Intelligence Server and access any major relational database.

Unlike MicroStrategy’s product offerings, many business intelligence applications depend on replication of pre-calculated data into multidimensional, physical cubes. These proprietary cubes can reach data storage limitations quickly. Furthermore, the process to build and load cubes uses valuable time and resources. MicroStrategy MDX Adapter helps companies that have reached the data scalability and analytical limitations of their current business intelligence solution by eliminating the need for physical cubes and giving users access to terabytes of data in any major relational database without costly modifications to the physical cubes or expensive data replication.

MicroStrategy MDX Adapter allows organizations to standardize on a reporting and analysis platform, while still enabling users to access the platform from a variety of user interfaces. Companies that have hit scalability, administration, security and analytical limits with their existing analysis tools can continue to provide users with their interface of choice, while replacing the underlying business intelligence engine with the more robust and reliable MicroStrategy 8 business intelligence platform. This leverages investments in databases, software and training and removes some of the traditional burdens of cube-based architectures.

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

Product Support and Other Services

MicroStrategy Technical Support.    MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available. Our product experts help support MicroStrategy implementation across the development, deployment and production environments. Our support offerings include access to our highly skilled support team during standard business hours, around the clock access to our online support site, and options to secure dedicated technical support at any time of the day. Technical support services are provided to customers for a maintenance fee, which is charged in addition to the initial product license fee. Revenues from technical support services accounted for approximately 39.4%, 36.7% and 34.7% of total revenues during 2004, 2003, and 2002, respectively.

MicroStrategy Consulting.    MicroStrategy Consulting offers customers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise and extranet applications across various types of databases. Our Consulting staff identifies the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning. By leveraging our best practices, strategic visioning, project planning and platform expertise, we assist customers’ technical staff in completing projects and developing solutions that business users will adopt. Revenues from Consulting services, including Technical Advisory Services, discussed below, accounted for approximately 13.6%, 14.0% and 17.1% of total revenues during 2004, 2003, and 2002, respectively.

MicroStrategy Education.    MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that meets our customers’ specific education needs. Our team of education consultants delivers quality, cost-effective instruction and skill development for administrators, developers and analysts. MicroStrategy offers the Perennial Education Pass (PEP) Program which allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses under this annual program. Revenues from Education services accounted for approximately 4.5%, 5.1%, and 5.5% of total revenues during 2004, 2003, and 2002, respectively.

MicroStrategy Technical Advisory Services.    MicroStrategy also offers Technical Advisory Services as an advisory service for enterprise customers seeking to maximize their investment in the MicroStrategy business intelligence platform. MicroStrategy Technical Advisory Services provides members with a comprehensive program of advisory services, knowledge capital and corporate support. MicroStrategy Technical Advisory

Services has been designed to help provide the optimal opportunity to experience success and the highest return on investment on MicroStrategy’s business intelligence platform. MicroStrategy Technical Advisory Services delivers subject matter expertise, project management, strategic consulting and expedited resources to enhance the success of customer deployments. Revenues from MicroStrategy Technical Advisory Services are included within revenues from consulting services as discussed above.

We also have two development stage business units, Angel.com and Alarm.com, that are engaged in non-core business intelligence activities. The financial results of Angel.com and Alarm.com are not material to our worldwide financial results.

Customers

MicroStrategy has over 2,800 customers across a diverse group of industries, including retail (5 of the top 10 globally), telecommunications (all of the top 10 globally), financial services (4 of the top 5 global diversified financial services companies), insurance companies, pharmaceutical companies (9 of the top 10 globally), healthcare (5 of the top 10 globally), manufacturing (5 of the top 10 global manufacturers), technology, consumer goods and government and public services. International sales accounted for 40.7%, 34.0% and 36.0% of our total revenues in 2004, 2003, and 2002, respectively.

Below is a representative list of domestic and international firms that use the MicroStrategy business intelligence platform:

•	Retail: Ace Hardware Corporation, Albertson’s, eBay, Liz Claiborne, Lowe’s Companies, METRO Group, Michaels Stores, Office Depot, The Container Store, WH Smith PLC, Yahoo! Inc.

•	Telecommunications: AT&T, Cingular Wireless, Comcast Corporation, Interoute, Sprint, Telecom Italia, Telefónica, Telephia

•	Financial Services: Bank of Montreal, Chela Financial, H&R Block, KeyBank, LaCaixa, Wells Fargo

•	Insurance: Grange Insurance, Metropolitan Life Insurance Company, Nationwide Insurance

•	Pharmaceutical and Healthcare: Aventis Pasteur, Caremark Rx, Cardinal Health, IMS Health, NDCHealth Corporation, Pharmacia, Premier

•	Manufacturing: E.I. Dupont de Nemours & Company, Lexmark, Oakwood Homes, Pfizer Global Manufacturing, Shaw Industries, Waterford Wedgewood

•	Technology: TRX Data Services, Inc., Solucient, Sykes Enterprises

•	Consumer Goods: Amway Corp., Campbell’s USA, Estée Lauder, Revlon, Unilever Cosmetics

•	Government/Public Services: Kent Unified School District, National Institutes of Health, Ohio Department of Education, State of Tennessee, US Department of Education, US Department of State, US Postal Service.

Customer Case Studies

Ace Hardware Corporation.    A customer since January 2001, Ace Hardware expanded its deployment of the MicroStrategy platform in 2004 for enterprise-wide reporting and analysis on marketing initiatives, retail pricing, category management, merchandising, inventory, wholesale pricing and customer loyalty programs like Helpful Hardware Club. Approximately 6,400 corporate employees, vendors and Ace retailers are using MicroStrategy to analyze and report on over a terabyte of data housed in a Teradata data warehouse.

Cingular Wireless.    With more than 25 million voice and data customers across the United States, Cingular Wireless is a leader in mobile voice and data communications. Cingular selected MicroStrategy for its ad-hoc analysis capabilities. Approximately 100 marketing users will perform customer churn analysis using customer and financial data stored in a Teradata data warehouse. Cingular will utilize MicroStrategy to track and analyze sales and marketing data to provide end users with greater insight into its customer acquisition and retention programs.

E.I. DuPont de Nemours & Company.    DuPont Crop Protection serves production agriculture with products for the grain and specialty crop sectors as well as forestry and vegetation management. DuPont selected MicroStrategy to anchor its Development Data Warehouse, a business intelligence tool that analyzes, summarizes, manages, and reports on global field development trials for crop protection chemicals. With over 150 users, DuPont’s business intelligence solution has several custom applications including Custom Dynamic Grouping, which involves consolidation and business decision management; Management Console, which involves warehouse management for Extraction, Transformation and Loading (ETL) and maintaining global standards; and Enterprise Manager, which involves report usage statistics distributed via email. Using these custom applications, DuPont generates over 4,000 reports a month.

Federal Bureau of Investigation (FBI).    The FBI will be using the MicroStrategy Business Intelligence Platform to analyze and access data in the Bureau’s Investigative Data Warehouse. MicroStrategy technology will support information sharing among law enforcement, intelligence and homeland security agencies. Information sharing among these agencies—important to national security—will be enhanced by MicroStrategy’s ability to provide a Web-based, collaborative environment for hundreds of analysts to access vast amounts of data. This information sharing is intended to make it easier to respond and react to possible homeland security threats.

Sales And Marketing

Direct Sales Organization.    We market our software and services primarily through our direct sales force. As of December 31, 2004, we had domestic sales offices in a number of cities, including Atlanta, Austin, Carlsbad, California, Charlotte, Chicago, Cincinnati, Dallas, Denver, Edina, Minnesota, Los Angeles, New York, Portland, San Francisco, Seattle, St. Louis, Tampa, Troy, Michigan and Washington, DC, and international sales offices located in Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Melbourne, Mexico City, Milan, Montreal, Monterrey, Munich, Paris, Rome, Sao Paolo, Seoul, Tokyo, Toronto and Utrecht. We are represented by distributors in several countries where we do not have sales offices, including Bulgaria, Chile, Colombia, the Czech Republic, Denmark, Finland, India, Ireland, Malaysia, Malta, Norway, Peru, Singapore, Slovenia, South Africa, Sweden, Switzerland, Turkey, Ukraine and Uruguay.

Indirect Sales Channels.    We have entered into relationships with nearly 300 reseller, value-added reseller, system integration, original equipment manufacturers (“OEM”) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our sales partners product discounts. Favorable product recommendations to potential customers from our partners, which include leading system integration, application development and platform manufacturers, facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners.    Our resellers/systems integration alliances include partners who can resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy 8 platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Adastra	Dataspace	Prithvi Information Solutions
Accenture	High Impact Technologies	Professional Innovations

Anexinet	DB Works	Quaero
Annams Systems Corporation	Deloitte Consulting	Sapient Corporation
Ascertane	DoubleClick	Quantisense
Automate	Ekaab	Saras America
BearingPoint	Electronic Data Systems	SEI
Biltmore Technologies	Esskay Solutions	Sybase
Cadence Quest, Inc.	Hewlett-Packard Company	Syntel Inc.
Capgemini Ernst and Young	Hexaware Technologies	Systech Solutions
Claraview	IBM	SYSTIME
Clarimetrics	IOLAP	Teradata, a division of NCR
Cognizant	Jelecos	Thinkfast Consulting
Covansys	Keyrus	Vallence Solutions
Cytek	Lancet Software Development	Visioneer, Inc.
CSI	PeopleSoft	Xeomatrix
Data Management Group	Premiere Systems Support	ZY Solutions

OEM Partners.    Our OEM partners integrate the MicroStrategy 8 Business Intelligence Platform or some of its components into their applications. A selection of these OEM partners includes:

Activant	Examen	ProfitLogic
Autotown	InQuira	Retek
BigMachines	iPhrase	Scientia
Blazent	Intelecom Systems	SecureD Services
ClickCommerce	Intelligent Horizon	Siterra
CRS Retail Systems	Jamdat Mobile	SPSS
DST Innovis	Oracle	SQLiaison
Dynix	MultiMediaLive	TradeBeam
Epylon	NDC Health	Vestmark
Euclid	OATSystems	Vision Chain
Vizional Technologies

Technology Partners.    In order to deliver even higher value to our customers, MicroStrategy has integrated its business intelligence platform with the leading data warehouse and related technology platforms and software. We have integrated our platform with leading portal technology, ETL technology and specialized display technology products to name just a few. Through our Technology Partner program, we continue our efforts to help ensure that customers can easily implement the MicroStrategy 8 business intelligence platform alongside other chosen corporate technology standards. Our technology partners include:

Alphablox (purchased by IBM)	BEA Systems	Netezza
Angoss Software Corporation	DataDirect Technologies	Oracle
Arcplan	Hewlett-Packard Company	SAP
Ascential Software	IBM Data Management	Sun MicroSystems
AutomationOne, Inc.	MapInfo	Sybase
Teradata, a division of NCR

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2004, our research and product development staff consisted of 209 employees, 195 of whom are working on our core business intelligence projects and 14 of whom are working on research and development relating to our non-core business units, Angel.com and Alarm.com. Our total expenses for research and development, which do not include those costs capitalized as software development costs, for the years 2004, 2003, and 2002 were $24.9 million, $27.7 million, and $26.3 million, respectively.

Competition

The market for business intelligence software is intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders, Panorama, ArcPlan, ProClarity, OutlookSoft Corporation, and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, including IBM, Microsoft, Oracle, SAP AG and Siebel Systems.

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

Employees

As of December 31, 2004, we had a total of 945 employees, of whom 642 were based in the United States and 303 were based internationally. Of the total of 945 employees, 315 were engaged in sales and marketing, 209 in research and development, 240 in technical support, consulting and education services, and 181 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired professionals complete a professional orientation course that ranges from one day to four weeks long, presented by “MicroStrategy University,” our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

Available Information

MicroStrategy’s website is located at www.microstrategy.com. MicroStrategy makes available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information found on our website is not part of this report or any other report filed with the SEC.

ITEM 2.	PROPERTIES

Our principal offices are located in Northern Virginia in leased facilities pursuant to multiple leases, the majority of which expire between August 2006 and June 2010. These office facilities comprise a total of 260,000 square feet. As a result of restructuring plans adopted in 2001, we have approximately 77,000 square feet of leased office space that we currently do not occupy. As of December 31, 2004, all of the 77,000 square feet that we did not occupy had been subleased. In addition, we also lease sales offices domestically and internationally in a variety of locations, including Atlanta, Austin, Carlsbad, California, Charlotte, Chicago, Cincinnati, Dallas, Denver, Edina, Minnesota, Los Angeles, New York, Portland, San Francisco, Seattle, St. Louis, Tampa, Troy, Michigan, Barcelona, Buenos Aires, Cologne, Frankfurt, London, Lisbon, Madrid, Melbourne, Mexico City, Milan, Monterrey, Montreal, Munich, Paris, Rome, Sao Paolo, Seoul, Tokyo, Toronto and Utrecht. We believe our properties are suitable and adequate for our present and near term needs, and we do not expect to add additional office space in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case has been remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit Court. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Trial is scheduled for November 2005.

The outcome of the legal proceedings described above is uncertain.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our class A common stock is traded on the Nasdaq National Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq National Market:

	High	Low
Year ended December 31, 2003
First Quarter	$26.99	$14.85
Second Quarter	42.75	23.63
Third Quarter	51.64	34.55
Fourth Quarter	57.10	45.51
Year ended December 31, 2004
First Quarter	$65.50	$46.73
Second Quarter	57.20	40.71
Third Quarter	44.44	29.57
Fourth Quarter	71.12	40.90

As of March 1, 2005, there were approximately 1,767 stockholders of record of our class A common stock and 7 stockholders of record of our class B common stock.

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

On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of $35.0 million of our class A common stock from time to time in the open market or in privately negotiated transactions. During August 2004, we repurchased 67,800 shares on the open market at an approximate cost of $2.3 million. We will determine the timing and amount of any shares repurchased in future periods pursuant to this authorization based on our evaluation of market conditions and other factors. The repurchase program will be funded using our working capital and may be suspended or discontinued at any time.

The following table provides information about our repurchases during the periods indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2004—September 30, 2004	67,800	$34.38	67,800	$32,669,036
October 1, 2004—October 31, 2004	0	N/A	N/A	$32,669,036
November 1, 2004—November 30, 2004	0	N/A	N/A	$32,669,036
December 1, 2004—December 31, 2004	0	N/A	N/A	$32,669,036

Total:	67,800	$34.38	67,800	$32,669,036

(1)	Our Board of Directors approved our repurchase of shares of our class A common stock having a value of up to $35.0 million in the aggregate pursuant to the repurchase program that we publicly announced on July 27, 2004, as amended (“the Program”). Unless terminated earlier by its terms or by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$96,995	$77,221	$62,865	$72,781	$100,582
Product support and other services	134,213	98,356	84,962	109,300	117,737

Total revenues	231,208	175,577	147,827	182,081	218,319

Cost of revenues:
Product licenses	3,875	3,240	2,925	4,170	2,600
Product support and other services	28,996	24,745	24,975	43,692	78,019

Total cost of revenues	32,871	27,985	27,900	47,862	80,619

Gross profit	198,337	147,592	119,927	134,219	137,700

Operating expenses:
Sales and marketing	69,924	57,475	48,179	77,253	137,534
Research and development	24,915	27,684	26,297	32,819	43,890
General and administrative	34,977	32,580	27,635	34,153	47,082
Restructuring and impairment charges	—	1,699	4,198	39,463	9,367
Amortization of goodwill and intangible assets	71	182	3,195	17,251	17,667

Total operating expenses	129,887	119,620	109,504	200,939	255,540

Income (loss) from operations	68,450	27,972	10,423	(66,720)	(117,840)
Financing and other income (expense):
Interest income	1,221	644	728	2,171	3,158
Interest expense, including discount amortization expense	(53)	(5,109)	(8,413)	(5,401)	(37)
Loss on investments	(83)	—	(523)	(3,603)	(9,365)
Reduction in (provision for) estimated cost of litigation settlement	—	—	11,396	30,098	(89,729)
(Loss) gain on early extinguishment of notes payable	—	(31,069)	6,750	—	—
Gain on contract termination	—	—	16,837	—	—
Other (expense) income, net	(215)	307	2,109	(2,139)	96

Total financing and other income (expense)	870	(35,227)	28,884	21,126	(95,877)

Income (loss) from continuing operations before income taxes	69,320	(7,255)	39,307	(45,594)	(213,717)
(Benefit) provision for income taxes	(98,993)	(2,587)	1,190	2,460	1,400

Net income (loss) from continuing operations	168,313	(4,668)	38,117	(48,054)	(215,117)

Discontinued operations:
Loss from discontinued operations	—	—	—	(30,739)	(46,189)
Gain (loss) from abandonment	—	765	—	(2,075)	—

Income (loss) on discontinued operations	—	765	—	(32,814)	(46,189)

Net income (loss)	168,313	(3,903)	38,117	(80,868)	(261,306)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	—	(6,874)	(10,353)	(4,687)
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	—	29,370	—
Net gain on refinancing of series B, C and D convertible preferred stock	—	—	36,135	—	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	—	44,923	—
Series A preferred stock beneficial conversion feature	—	—	—	—	(19,375)

Net income (loss) attributable to common stockholders	$168,313	$(3,903)	$67,378	$(16,928)	$(285,368)

Basic earnings (loss) per share(1):
Continuing operations	$10.48	$(0.31)	$3.20	$(3.35)	$(29.98)
Discontinued operations	—	$0.05	$—	$1.40	$(5.79)

Net income (loss) attributable to common stockholders	$10.48	$(0.26)	$3.20	$(1.95)	$(35.77)

Weighted average shares outstanding used in computing basic earnings (loss) per share	16,055	14,804	11,676	8,659	7,978

Diluted earnings (loss) per share (1):
Continuing operations	$9.83	$(0.31)	$3.12	$(3.35)	$(29.98)
Discontinued operations	—	$0.05	$—	$1.40	$(5.79)

Net income (loss) attributable to common stockholders	$9.83	$(0.26)	$3.12	$(1.95)	$(35.77)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	17,119	14,804	11,986	8,659	7,978

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$68,314	$51,882	$15,036	$38,409	$33,203
Restricted cash	1,210	747	6,173	439	25,884
Short-term investments	37,816	36	44	904	1,085
Net working capital (deficit)(2)	85,543	27,608	(6,920)	(23,179)	44,011
Long-term investments	26,365	—	—	—	5,271
Deferred tax assets, net, short-term	20,583	1,807	495	—	—
Deferred tax assets, net, long-term	110,818	3,686	—	—	—
Net assets of discontinued operations	—	—	—	—	42,663
Total assets	336,956	114,793	79,873	103,632	240,994
Deferred revenue and advance payments, short-term	43,674	28,374	23,961	20,987	42,224
Deferred revenue and advance payments,
long-term	1,681	2,750	1,381	5,431	26,083
Long-term liabilities, excluding deferred revenue and advance payments	5,063	5,987	51,106	76,444	102,388
Net liabilities of discontinued operations	—	—	1,151	4,479	—
Series A redeemable convertible preferred stock	—	—	—	6,385	119,585
Series B redeemable convertible preferred stock	—	—	—	32,343	—
Series C redeemable convertible preferred stock	—	—	—	25,937	—
Series D convertible preferred stock	—	—	—	3,985	—
Redeemable convertible preferred stock of discontinued operations	—	—	—	—	40,530
Total stockholders’ equity (deficit)	240,578	44,347	(34,509)	(138,007)	(145,538)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.
(2)	Net working capital (deficit) is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingency from terminated contract.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless, and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively optimize revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

Our MicroStrategy software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. With intranet deployments, our products provide employees with information to enable them to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. We also offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and partners.

Critical Accounting Policies

MicroStrategy’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. For a comprehensive discussion of our accounting policies, see note 2 in the accompanying consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments, particularly relating to revenue recognition, benefit or provision for income taxes, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations as discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. Additional information regarding risk factors that may impact our estimates is included below under “Risk Factors”.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition.    MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification or customization of software, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We also follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition,” which provide guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC.

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

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product license and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were immaterial for the years ended December 31, 2004, 2003 and 2002.

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

Restructuring and Impairment Charges.    Restructuring and impairment charges have been recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining the costs associated with real estate lease losses from exiting facilities, management was required to make judgments and estimates which significantly impacted the recorded amount of restructuring and impairment charges. The real estate lease losses included estimates of sublease commission costs, sub-tenant concession costs, sublease rental income and the expected length of time to sublease idle space. Final results could substantially differ from current estimates if we are unable to sublet the remaining vacant office space for the remaining periods under current real estate leases on the estimated terms. As a result of restructuring plans adopted in 2001, we have approximately 77,000 square feet of office space that we currently did not occupy. As of December 31, 2004, all of the 77,000 square feet that we do not occupy had been subleased.

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

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. In determining the collectibility of specific customer accounts, management is required to make judgments based on information known about each account.

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

Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. During the year ending December 31, 2004, we recorded a net $138.4 million decrease in the valuation allowance related to changes in deferred tax assets and the reduction of valuation allowances on net operating loss carryforward tax assets and other deferred tax assets in the U.S. and certain foreign subsidiaries. Should we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period such determination was made. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies.

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

Accounting for Stock-based Compensation.    We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock- based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

We are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005, using one of three implementation alternatives specified under SFAS No. 123R. We are currently in the process of determining which implementation alternative to use and what the expected financial impact may be.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Years ended December 31,
	2004	2003	2002
Statements of Operations Data
Revenues:
Product licenses	42.0%	44.0%	42.5%
Product support and other services	58.0	56.0	57.5

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.7	1.8	2.0
Product support and other services	12.5	14.1	16.9

Total cost of revenues	14.2	15.9	18.9

Gross profit	85.8	84.1	81.1

Operating expenses:
Sales and marketing	30.2	32.7	32.6
Research and development	10.8	15.8	17.8
General and administrative	15.1	18.6	18.7
Restructuring and impairment charges	—	1.0	2.8
Amortization of goodwill and intangible assets	0.1	0.1	2.1

Total operating expenses	56.2	68.2	74.0

Income from operations	29.6	15.9	7.1
Financing and other income (expense):
Interest income	0.5	0.4	0.5
Interest expense, including discount amortization expense	—	(2.9)	(5.7)
Loss on investments	—	—	(0.4)
Reduction in estimated cost of litigation settlement	—	—	7.7
(Loss) gain on early extinguishment of notes payable	—	(17.7)	4.6
Gain on contract termination	—	—	11.4
Other (expense) income, net	(0.1)	0.2	1.4

Total financing and other income (expense)	0.4	(20.0)	19.5

Income (loss) from continuing operations before income taxes	30.0	(4.1)	26.6
(Benefit) provision for income taxes	(42.8)	(1.5)	0.8

Net income (loss) from continuing operations	72.8	(2.6)	25.8

Discontinued operations:
Gain from abandonment	—	0.4	—

Income from discontinued operations	—	0.4	—

Net income (loss)	72.8	(2.2)	25.8

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	—	(4.6)
Net gain on refinancing of series B, C and D convertible preferred stock	—	—	24.4

Net income (loss) attributable to common stockholders	72.8%	(2.2)%	45.6%

Comparison of 2004, 2003 and 2002

Revenues

Revenues.    Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
Revenues:
Product licenses	$96,995	$77,221	$62,865	25.6%	22.8%
Product support and other services	134,213	98,356	84,962	36.5%	15.8%

Total revenues	$231,208	$175,577	$147,827	31.7%	18.8%

Product Licenses Revenues.    Product licenses revenues increased during 2004, as compared to 2003, and during 2003, as compared to 2002, due to sequential increases in the number of product license transactions and high-dollar transactions, as well as an increase in international revenue as discussed further below. During 2004, we had twenty-eight product licenses transactions in excess of $500,000, including eight transactions in excess of $1.0 million. During 2003, we had twenty-six product licenses transactions in excess of $500,000, including six transactions in excess of $1.0 million. During 2002, we had nine product licenses transactions in excess of $500,000, including one transaction in excess of $1.0 million. The increases in 2004 and 2003 were also attributable to increases in revenues from our international subsidiaries, discussed further below, the impact of favorable foreign currency fluctuations, a larger direct sales force that increased our presence in the business intelligence market, and an increase in the average size of our product licenses transactions. We also introduced several new products that complement our business intelligence platform, which we believe have been well accepted by our customers and industry analysts. Product licenses revenues as a percentage of total revenues were 42.0%, 44.0% and 42.5% for the years ended December 31, 2004, 2003 and 2002, respectively. The average size of our product licenses transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues.    The overall increase in product support and other services revenues during 2004, as compared to 2003, was primarily attributable to a 41.5% increase in revenues from technical support services, and a 24.6% increase in revenues from education and consulting services. The overall increase in product support and other services revenues during 2003, as compared to 2002, was primarily attributable to a 25.4% increase in revenues from technical support services, while revenues from education and consulting services remained relatively unchanged. Revenues from technical support services have increased year-over-year as an increase in the average rate charged for technical support services, an ongoing increase in our installed base of software licenses under technical support contracts, high renewal rates for such contracts and the impact of favorable foreign currency fluctuations. The increase in 2004 was also attributable to an increase in technical support fees from customers that were under licensed in prior periods. Product support and other services revenues as a percentage of total revenues were 58.0%, 56.0% and 57.5% for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and vary significantly from the percentage of total revenues achieved in prior years.

International Revenues.    International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and are also discussed separately within this paragraph.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
International revenues:
Product licenses	$43,147	$24,216	$23,070	78.2%	5.0%
Product support and other services	51,014	35,567	30,075	43.4%	18.3%

Total international revenues	$94,161	$59,783	$53,145	57.5%	12.5%

During 2004, international product licenses revenues increased by 78.2%, which includes a 16.0% favorable foreign currency impact, as compared to 2003. This increase was primarily due to an increase in the number of high-dollar transactions and an increase in the average size of our product licenses transactions. During 2004, we had ten international product licenses transactions in excess of $500,000, as compared to three transactions in excess of $500,000 in 2003. The average size of our international product licenses transactions increased from $36,000 in 2003 to $52,000 in 2004. In 2003 international product licenses revenues increased by 5.0%, which included a 12.6% positive impact from foreign currency fluctuations. The average size of our international product licenses revenue transactions decreased from $41,000 in 2002 to $36,000 in 2003.

International product support and other services revenues increased during 2004, as compared to 2003, as a result of a 30.9% increase in revenues and a 12.5% favorable foreign currency impact. The increase was attributable to 58.3% increase in technical support services, which included a 14.0% favorable foreign currency impact, and an 18.6% increase in revenues from consulting and education services, which included a 10.1% favorable foreign currency impact. The increase in international product support and other services revenues in 2003, as compared to 2002, was the result of a 14.2% positive foreign currency impact and a 4.1% increase in revenues. In 2003, international product support and other services revenues included a 36.4% increase in revenues from technical support services, which included a 20.6% increase in revenues and a 15.8% positive impact from foreign currency fluctuations. This increase was offset in part by a 3.2% decrease in revenues from education and consulting services.

As a percentage of total revenues, international revenues were 40.7%, 34.0% and 36.0% for the years ended December 31, 2004, 2003 and 2002, respectively. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in 2003 and 2004. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
Cost of Revenues:
Product licenses	$3,875	$3,240	$2,925	19.6%	10.8%
Product support and other services	28,996	24,745	24,975	17.2%	(0.9%)

Total cost of revenues	$32,871	$27,985	$27,900	17.5%	0.3%

Cost of Product Licenses Revenues.    Cost of product licenses revenues consists primarily of the costs of product manuals, media, amortization of capitalized software development costs and royalties paid to third-party software vendors. As a percentage of product licenses revenues, cost of product licenses revenues were 4.0% in 2004, 4.2% in 2003 and 4.7% in 2002. The increase in cost of product licenses revenues in 2004, as compared to 2003, was primarily due to a full year of capitalized software amortization related to the release of MicroStrategy Report Services in November 2003 and a partial year of capitalized software amortization related to the release of MicroStrategy 7i Universal in June 2004. Cost of product licenses revenues increased in 2003, as compared to 2002, due to a full year of capitalized software amortization related the release of MicroStrategy 7i, Narrowcast Server 7.2 and Web Universal in 2002 and a partial year of capitalized software amortization related to the release of MicroStrategy Report Services. Cost of product licenses revenues as a percentage of product license revenues, however, decreased in 2004 and 2003 as a percentage of product licenses revenues because of the significant increase in product licenses revenues in 2004 and 2003.

Cost of Product Support and Other Services.    Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. The increase in cost of product support and other services in 2004, as compared to 2003, was attributable to an 10.6% increase in staffing levels and 11.4% unfavorable foreign currency impact. The decrease in 2003, as compared to 2002, was attributable to a 5.1% decrease in staffing levels in 2003, as compared to a 34.9% decrease in staffing levels in 2002, in connection with the implementation of our restructuring plans. The decrease in 2003 was offset in part by a 5.2% unfavorable impact from foreign currency fluctuations. As a percentage of product support and other services revenues, cost of product support and other services revenues was 21.6% in 2004, 25.2% in 2003 and 29.4% in 2002. The decrease in total cost of product support and other services revenues as a percentage of product support and other services revenues (“services cost ratio”) was primarily due to increases in product support and other services revenues in 2004, 2003, and 2002.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	December 31,			% Change in 2004	% Change in 2003
	2004	2003	2002
Operating expenses:
Sales and marketing	69,924	$57,475	$48,179	21.7%	19.3%
Research and development	24,915	27,684	26,297	(10.0)%	5.3%
General and administrative	34,977	32,580	27,635	7.4%	17.9%
Restructuring and impairment charges	—	1,699	4,198	(100.0)%	(59.5)%
Amortization of goodwill and intangible assets	71	182	3,195	(61.0)%	(94.3)%

Total operating expenses	$129,887	$119,620	$109,504	8.6%	9.2%

Sales and Marketing Expenses.    Sales and marketing expenses include personnel costs, commissions, and costs of office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses were 30.2% in 2004, 32.7% in 2003 and 32.6% in 2002. The increase in sales and marketing expenses in 2004, as compared to 2003, was attributable to a 17.8% increase in costs and a 3.9% unfavorable impact from foreign currency fluctuations. The increase in sales and marketing expenses in 2003, as compared to 2002, was attributable to a 14.4% increase in costs and a 4.9% unfavorable foreign currency impact. Staffing levels for our sales and marketing personnel increased by approximately 7.8% in 2004, as compared to 2003, and approximately 18.7% in 2003, as compared to 2002. Additionally, commission costs have increased as a result of the increases in product licenses revenues. Marketing expenses increased in 2003 due to an extensive marketing campaign for our MicroStrategy Report Services product offering. Sales and marketing expenses may increase in 2005 if we continue to expand our sales force and if we increase marketing expense in conjunction with the release of new product offerings or other marketing programs.

Research and Development Expenses.    Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses were 10.8% in 2004, 15.8% in 2003, and 17.8% in 2002. The decrease in research and development expenses in 2004, as compared to 2003, resulted from a $3.1 million increase in capitalized software development costs, partially offset by a 1% increase in staffing levels of our research and development personnel, and higher variable incentive compensation costs as a result of our improved financial performance. In 2003, research and development costs increased, as compared to 2002, due to a $2.3 million decrease in the amount of software development costs that were capitalized. Additionally, although staffing levels of our research and development personnel were lower by approximately 5% in 2003, as compared to 2002, costs increased due to higher variable incentive compensation costs as a result of our improved financial performance.

The following table summarizes research and development expenses and amortization of capitalized software development costs for the periods indicated (in thousands):

	2004	2003	2002
Gross research and development expenses:
Core research and development activities	$27,458	$26,859	$26,845
Non-core research and development activities	1,725	1,999	2,935
Capitalized software development costs	(4,268)	(1,174)	(3,483)

Research and development expenses	$24,915	$27,684	$26,297

Amortization of capitalized software development costs included in cost of product licenses revenues	$2,483	$1,895	$1,368

Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years. In April 2002, we released the new version of our business intelligence platform, MicroStrategy 7i, and Narrowcast Server 7.2 and ceased capitalizing development costs associated with these products. In November 2002, we released MicroStrategy Web Universal, a new version of MicroStrategy Web. In November 2003, we released MicroStrategy Report Services. In June 2004, we released MicroStrategy 7i Universal. In October 2004, we began capitalizing development costs associated with MicroStrategy 8. MicroStrategy 8 was released in February 2005, at which time we ceased capitalization of development costs of MicroStrategy 8. For the year ended December 31, 2004, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $4.3 million of software development costs associated with the development of MicroStrategy 7i Universal and MicroStrategy 8. For the year ended December 31, 2003, we capitalized $1.2 million of software development costs associated with the development of MicroStrategy Report Services. For the year ended December 31, 2002, we capitalized $3.5 million of software development costs associated with the development of MicroStrategy 7i and Narrowcast Server 7.2 software.

As of December 31, 2004, our research and development engineering resources were allocated to the following major projects: 69% to our Microstrategy 8 product, 7% to our MicroStrategy 7i product, 7% to our non-core business units, Angel.com and Alarm.com, and 17% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses.    In 2004, general and administrative expenses increased, as compared to 2003, due to a 5.3% increase in costs and a 2.1% unfavorable foreign currency effect. The increase in costs was due to a 15.0% increase in staffing levels of our general and administrative personnel, higher variable compensation costs as a result of improved financial performance, and an increase in external accounting and auditing fees incurred in conjunction with Sarbanes-Oxley Act compliance, partially offset by a decrease in external legal fees. In 2003, general and administrative expenses increased, as compared to 2002, due to a 16.2% increase in costs and a 1.7% unfavorable foreign currency effect. The increase in costs in 2003 was due to an increase in external legal and consulting fees, which included $3.4 million of fees associated with the Business Objects litigation, a 2.6% increase in staffing levels of our general and administrative personnel, and higher variable compensation costs as a result of improved financial performance. As a percentage of total revenues, general and administrative expenses were 15.1% in 2004, 18.6% in 2003, and 18.7% in 2002. These decreases are primarily due to the increases in revenues in 2003 and 2004, as discussed above.

Restructuring and Impairment Charges.    During 2001, we adopted restructuring plans which included a strategic decision to focus our operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

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

Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of office space that we do not occupy with the following expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that we do not occupy, all has been subleased as of December 31, 2004. The accrued restructuring costs as of December 31, 2004 of $3.7 million primarily represented losses associated with office space that we do not occupy. At December 31, 2004, we had $6.8 million in gross lease obligations and $777,000 of estimated commissions, concessions and other costs, partially offset by $3.9 million in estimated gross sublease income recoveries during the remaining lease terms. We estimated our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to sublet the remaining vacant office space on the estimated terms. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at December 31, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(2,434)	$3,620
Terminations of computer and equipment leases	89	(41)	48

Total accrued restructuring costs	$6,143	$(2,475)	$3,668

As of December 31, 2004, unpaid amounts of $1.8 million and $1.9 million have been classified as current and long-term accrued restructuring costs, respectively.

In connection with a periodic assessment of the carrying value of long-lived assets, we concluded that the products derived from our Teracube intangible asset, which had been acquired in 1999 in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, we recorded an impairment charge of $12.2 million in 2001 to write-down that intangible asset to its fair value. During 2002, we updated our periodic assessment of the carrying value of our Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during 2002, we recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

Amortization of Goodwill and Intangible Assets.    The decreases in amortization expense from 2002 to 2003 and from 2003 to 2004 were primarily due to the impairment charge of $1.4 million recorded in 2002 to write off the remaining carrying value of our Teracube intangible asset. Additionally, certain intangible assets that had been amortized throughout 2002 were fully amortized by the end of 2002, and, as of January 1, 2002, we ceased amortizing goodwill as a result of the adoption of SFAS No. 142.

The following table sets forth interest expense and changes in interest expense for the periods indicated (in thousands):

	2004	2003	2002	$ Change in 2004	$ Change in 2003
7 1/2% series A unsecured notes:
Stated interest expense	$—	$2,529	$5,804	$(2,529)	$(3,275)
Discount amortization expense	—	1,835	1,900	(1,835)	(65)
Promissory notes issued to former preferred stockholders:
Stated interest expense	—	216	152	(216)	64
Discount amortization expense	—	302	198	(302)	104
Other debt and interest expense	53	227	359	(174)	(132)

Total interest expense	$53	$5,109	$8,413	$(5,056)	$(3,304)

Interest Expense.    Our 2004 interest expense declined to $53,000 as a result of the conversion or repayment of substantially all of our outstanding indebtedness in 2003. During 2003, we completed the conversion of the then remaining $53.0 million in principal amount outstanding of the Series A Notes into shares of class A common stock. Upon conversion, we ceased accruing interest and amortizing the discount on the Series A Notes. During 2003, we also repaid in full the promissory notes issued to former preferred stockholders and accrued interest thereon. During 2002, we recorded interest charges on our 7 ½% series A unsecured notes (“Series A Notes”) for the entire year, and we began amortizing discount amortization expense in 2002 upon issuance of the Series A Notes and the promissory notes issued to former preferred stockholders in connection with the August 2002 refinancing transaction.

Loss on Investments.    Loss on investments was $83,000, $0, and $523,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Loss on investments during 2004 and 2002 was primarily attributable to other-than-temporary declines in our investment holdings during those periods.

Reduction in Estimated Cost of Litigation Settlement.    In 2000, we entered into agreements to settle a private securities class action lawsuit and a shareholder derivative lawsuit. During 2002, we completed our distribution of consideration under these lawsuits.

Based on the terms of the settlement agreements, we established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, we updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of changes in the estimated market borrowing rate and discount on the Series A Notes, declines in the value of our class A common stock and reductions in the estimated fair value of warrants issued in connection with the litigation settlement, we recorded an aggregate reduction in the provision for the litigation settlement of $11.4 million during the year ended December 31, 2002. Distribution of the consideration was completed during the third quarter of 2002, and no reductions were recorded thereafter. The reduction in estimated cost of litigation settlement was comprised of the following (in thousands):

2002
7 1/2% series A unsecured notes	$(2,500)
Class A common stock	8,910
Warrants	4,852
Pending loss on additional settlement	134

Reduction in estimated cost of litigation settlement	$11,396

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

Other Income (Expense), net.    Other income (expense), net includes gains and losses on foreign currency transactions, minority interest, and, for 2002, gains on the reduction in the carrying value of outstanding warrants issued in connection with the litigation settlement and fees associated with the termination of our credit facility.

(Benefit) Provision for Income Taxes.    During the year ending December 31, 2004, we recognized a net benefit for income taxes of $99 million. This benefit included a $107.4 million release of valuation allowance on net operating loss carryforward and other deferred tax assets in our U.S. and Canadian subsidiaries. This benefit was partially offset by income tax expense incurred in our foreign operations. As of June 30, 2004, our U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes”, we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2004 and an assessment of our expected future results of operations, during the third quarter of 2004, we determined that it was more likely than not that we would be able to realize a substantial portion of our U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2004, we released a total of $125.4 million of our U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. As disclosed during the third quarter of 2004, an additional $3.8 million of the valuation allowance was released during the fourth quarter of 2004 as a result of the requirement under Accounting Principles Board (APB) No. 28 “Interim Financial Reporting” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred. The total valuation allowance release recorded as an income tax benefit in our consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million. As reflected in our consolidated statement of cash flows, we paid approximately $2.5 million in cash for income taxes during 2004.

During the years ended December 31, 2003 and 2002, we recorded an income tax benefit of $2.6 million and income tax expense of $1.2 million, respectively. The income tax benefit in 2003 included a $5.2 million reduction of valuation allowances on net operating loss carryforwards and other deferred tax assets in certain foreign subsidiaries that continued to demonstrate profitability. This benefit was partially offset by income tax expense incurred in our foreign operations. Also during 2003, we recognized a deferred tax asset of $9.1 million primarily related to domestic tax losses and certain other items. However, because the realization of this deferred tax asset did not meet the “more likely than not” criteria under SFAS No. 109, we recorded a full valuation allowance on this benefit. During 2002, we utilized net operating loss carryforwards in certain foreign subsidiaries, which had the effect of reducing our effective tax rate and related tax expense. Additionally, our provision for income taxes in 2002 was offset in part by reductions of valuation allowances on net operating loss carryforwards in other foreign subsidiaries. During the year ended December 31, 2002, we recognized a $36.1 million net gain on the refinancing of our series B, C and D convertible preferred stock, which had no tax effect.

As of December 31, 2004, we had net operating loss carryforwards of approximately $293.7 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of approximately $138.7 million. Also as of December 31, 2004, we had a valuation allowance of $7.3 million on our deferred tax assets. The remaining valuation allowance is attributable to certain of our domestic and other deferred tax assets where the realization of such deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109. The valuation allowance as of December 31, 2004 primarily relates to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect will expire unused. In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

We do not currently have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, we expect to accrue a deferred tax liability less any applicable foreign tax credits on undistributed foreign earnings at such time as we have cumulative undistributed foreign earnings and an excess of the financial reporting basis over the tax basis. Currently there is an excess of the tax basis over the financial reporting basis for which no deferred tax asset has been recorded.

The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance involves judgment. As a global company with subsidiaries in fifteen countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. We are currently in the process of analyzing AJCA and have not made a determination as to whether any actions will be taken as a result of this new law.

The AJCA also includes a qualified manufacturing deduction. At this time, we are evaluating the potential impact of this deduction on our 2005 financial condition and results of operations.

On February 21, 2004, we received notification from the Internal Revenue Service that our calendar year 2000 corporate income tax return had been selected for audit. On February 22, 2005, we received a letter from the IRS stating that the audit had been completed and closed, and that no adjustments had been made or were required to the return as originally filed.

Income from Discontinued Operations.    On December 31, 2001, we discontinued the operations of our Strategy.com subsidiary and shut down its services. Accordingly, during 2001, we recorded a loss from abandonment of our discontinued operations. Subsequent to the abandonment, we continued to assess the valuation of outstanding liabilities during each successive financial reporting period. During 2003, management concluded that the probability of incurring additional obligations or being required to perform services relating to a particular contract was remote. As a result, we reversed the accrued liability related to this contract and recorded a gain on discontinued operations in the amount of $765,000 during 2003. Our historical consolidated financial statements reflect Strategy.com as a discontinued operation for all periods presented.

Dividends, Accretion and Beneficial Conversion Feature on Convertible Preferred Stock.    During the year ended December 31, 2002, we recorded aggregate preferred stock dividends of $4.8 million on all series of our preferred stock. Additionally, during the year ended December 31, 2002, we recorded accretion on preferred stock of $1.3 million to accrete the carrying value of the series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on the series D preferred stock. Furthermore, during 2002, based on the valuation of the series F preferred stock at the time of issuance, we recorded a beneficial conversion feature in the amount of $768,000 based on the difference between the fair market value of our class A common stock on the closing date of the refinancing transaction in August 2002 and the effective conversion price of the series F preferred stock. Because the series F preferred stock was convertible immediately upon issuance, we fully amortized such beneficial conversion feature on the date of issuance. During 2003 and 2004, we did not have any outstanding shares of preferred stock. Accordingly, we did not accrue any preferred stock dividends or record any accretion on preferred stock during 2003 and 2004.

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

Deferred Revenue and Advance Payments.    Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $45.4 million, net of billed and unpaid deferred revenue, as of December 31, 2004 compared to $31.1 million as of December 31, 2003. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase technical support contracts associated with new product license sales from our installed base of software licenses, an increase in the average rate charged for technical support during 2004 and our high renewal rates of such contracts during 2004. Including billed and unpaid deferred revenue, we expect to recognize approximately $82.9 million of deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2004	2003
Current:
Deferred product licenses revenue	$5,863	$4,490
Deferred product support and other services revenue	76,989	50,497

	82,852	54,987
Less: billed and unpaid deferred revenue	(39,178)	(26,613)

	$43,674	$28,374

Non-current:
Deferred product licenses revenue	$290	$378
Deferred product support and other services revenue	1,979	3,380

	2,269	3,758
Less: billed and unpaid deferred revenue	(588)	(1,008)

	$1,681	$2,750

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Also during the year ended December 31, 2004, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of December 31, 2004 and 2003, respectively. We do not expect that the revenue from the multi-year arrangements entered into in the year ended December 31, 2004 will constitute a substantial percentage of our projected total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short- and long-term investments, and on-going collection of our accounts receivable. On December 31, 2004 and 2003, we had $132.5 million and $51.9 million, respectively, cash, cash equivalents, and short- and long-term investments. As of December 31, 2003, we had $36,000 invested in certain short-term investments. On March 15, 2005, we terminated our revolving line of credit. On the same date, we entered into an agreement with a bank under which we posted $5.1 million in cash to secure existing letters of credit issued on our behalf by the bank. These letters of credit are used as security deposits for certain of our office leases including the office lease for our corporate headquarters.

Contractual Obligations

The following are our contractual obligations associated with our restructuring plans and certain principal obligations and lease commitments (in thousands):

	Year ending December 31,					Thereafter	Total
	2005	2006	2007	2008	2009
Restructuring-related obligations, net(1):	$1,762	$1,102	$394	$394	$16	$—	$3,668
Operating leases:	11,723	10,298	7,963	7,764	7,185	5,521	50,454

Total contractual cash obligations	$13,485	$11,400	$8,357	$8,158	$7,201	$5,521	$54,122

(1)	Restructuring-related lease obligations include estimated concessions, commission payments, and other costs associated with marketing our office space that we do not occupy for sublease of $777,000 and are reflected net of estimated sublease income recoveries of $3.9 million. Total gross restructuring-related lease obligations are $6.8 million. We may incur additional charges and expend more cash than currently expected if we are unable to collect future sublease rentals under our existing subleases or if our future gross lease obligations exceed our current projections.

Operating Activities

Net cash provided by operating activities in 2004, 2003 and 2002 was $85.5 million, $37.1 million and $668,000, respectively. The increase in cash provided by operating activities from 2003 to 2004 was primarily attributable to an improvement in operating results, an increase in our deferred revenue balances, and a decrease in cash used for payment of accounts payable, accrued expenses, and accrued compensation, partially offset by a decrease in cash as a result of the net increase in our accounts receivable and increases in prepaid expenses, deposits and other assets. The increase in cash provided by operating activities from 2002 to 2003 was primarily attributable to an improvement in operating results, a decrease in cash used for payment of accounts payable, accrued expenses and accrued compensation and an increase in deferred revenue balances.

Investing Activities

Net cash used in investing activities was $74.4 million in 2004, as compared to net cash provided by investing activities of $201,000 in 2003 and net cash used in investing activities of $9.7 million in 2002. The change from 2003 to 2004 was primarily attributable to the purchases of short-term and long-term U.S. treasury securities, as discussed above, and increases in capital expenditures, capitalized software development costs and restricted cash during 2004. The change from 2002 to 2003 was primarily attributable to the $5.6 million in restricted cash posted in 2002 as collateral under our previous letter of credit agreement, then released during 2003 in connection with the termination of that agreement. The change was also due to the decrease in capitalized software development costs, as discussed above, and was partially offset by an increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $3.4 million in 2004, as compared to net cash used in financing activities of $1.0 million and $11.6 million in 2003 and 2002, respectively. The change from 2003 to 2004 was primarily attributable to an increase in proceeds from the sale of class A common stock under our employee stock purchase plan and the exercise of employee stock options, offset by our repurchase of shares of class A common stock during 2004. The change from 2002 to 2003 was primarily due to net cash payments of $10.0 million in connection with the refinancing of our series B, C and D preferred stock during the 2002 period. The change was also attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options.

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

During 2002, we repurchased $17.0 million principal amount of our Series A Notes. During the first and second quarters of 2003, we repurchased an additional $10.3 million principal amount of these notes. On July 30, 2003, we completed the conversion of the remaining $53.0 million in principal amount outstanding of our Series A Notes plus accrued and unpaid interest and issued 1,654,839 shares of class A common stock in such conversion. As a result of this transaction, we eliminated our remaining principal and interest obligations relating to our Series A Notes.

During the second quarter of 2004, we entered into an enterprise agreement with a software vendor for software and support services to be provided to us over a three-year period beginning June 1, 2004 and ending May 31, 2007. Upon execution of the agreement, we recorded a short- and long-term liability of $890,000 and $1.8 million, respectively, along with short- and long-term assets totaling $836,000 and $1.9 million respectively. Our payments under this agreement are due in three annual installments of approximately $978,000, and commenced in July 2004. As of December 31, 2004, obligations under this agreement of $882,000 and $914,000 are classified in the accompanying consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively. Interest associated with this financing arrangement has been imputed at our current estimated borrowing rate of 3.1%. During 2004, we incurred interest expense of $40,000 related to this agreement.

Management believes that existing cash, cash equivalents, short- and long-term investments and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our current liquidity position, we do not currently expect to borrow money to finance our operations for the foreseeable future.

Off-balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the years ended December 31, 2004, 2003 and 2002, respectively. As such, off-balance sheet arrangements have had no impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In March 2004, the FASB approved Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. We do not believe that EITF No. 03-1 will have a material impact on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

We are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using one of three implementation alternatives specified under SFAS No. 123R. We are currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As we do not have any material nonmonetary exchanges of assets, we do not believe adoption of this statement will have a material impact on our financial condition or results from operations.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law in the United States. The AJCA raised issues with respect to accounting for income taxes. Related to the AJCA, in December 2004, the FASB issued Staff Position No. 109-1 (“FSP No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

Under FSP No. 109-1, the FASB determined that any benefit from the tax deduction on qualified production activities taken under the AJCA should be reported in the period in which the deduction is claimed on the tax return. The deduction should be considered when determining the effective annual tax rate used for interim financial reporting and, if significant, should be disclosed separately in the effective tax rate reconciliation. Neither the AJCA nor FSP No. 109-1 had a material impact on our financial condition or results of operations during 2004.

Under FSP No. 109-2, the FASB determined that a deferred tax liability for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that the such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to many companies’ year-ends and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to SFAS No. 109’s requirements by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that an amount of earnings will be repatriated, the associated tax liability must be recognized in that period. As we did not have material undistributed foreign earnings as of December 31, 2004, neither the AJCA nor FSP No. 109-2 had a material impact on our financial condition or results of operations during 2004.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the year ended December 31, 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of December 31, 2004, our accumulated deficit was $177.6 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Fluctuations in Quarterly Operating Results.    Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a favorable impact on our results for the year ended December 31, 2004;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made, which resulted in an increase of $107.4 million in our net income during 2004, an increase that will not recur in future periods; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

Limited Ability to Adjust Expenses.    We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our class A common stock may fall.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. For the year ended December 31, 2004, 2003 and 2002, channel partners accounted for, directly or indirectly, approximately 19.3%, 24.6% and 27.3% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $45.4 million as of December 31, 2004. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 40.7%, 34.0% and 36.0% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Our international operations require significant management attention and financial resources.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues

To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products and/or services. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely from one customer to the next. Implementing our product can sometimes last several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, including IBM, Microsoft, Oracle, SAP AG and Siebel Systems.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 1, 2005, holders of our class B common stock owned 3,394,399 shares of class B common stock, or 72.6% of the total voting power. Michael J. Saylor, our Chairman, President, and Chief Executive Officer, beneficially owned 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 61.3% of the total voting power, as of March 1, 2005. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case has been remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations, and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit Court. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Trial is scheduled for November 2005.

The outcome of the legal proceedings described above is uncertain.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition would be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and European Union restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at December 31, 2004, the fair market value of the portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Based on our overall currency rate exposure at December 31, 2004, a 10% change in foreign exchange rates would have had an immaterial effect on our financial position, results of operations and cash flows. International revenues were 36.0%, 34.0% and 40.7% of total revenues in 2002, 2003 and 2004, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth in Internal

Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, the Company’s management has determined that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 below.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 15, 2005, the Company terminated the Amended and Restated Secured Credit Agreement, dated May 19, 2004, by and between the Company, MicroStrategy Services Corporation, MicroStrategy Management Corporation, MicroStrategy Administration Corporation and Strategy.com Incorporated and Bank of America, N.A., as amended. This agreement provided the Company with a $15 million revolving credit facility (the “Credit Facility”). During the years ended December 31, 2004 and 2003, the Company did not draw any cash against the Credit Facility, and no amounts were outstanding under the Credit Facility as of March 15, 2005. Also on March 15, 2005, the Company entered into a Security Agreement with Bank of America under which the Company posted $5.1 million in cash to secure certain of the Company’s office leases including the office lease for its corporate headquarters.

On March 14, 2005, the Company paid Jeffrey A. Bedell, the Company’s Vice President, Technology and Chief Technology Officer, a cash bonus of $14,948.56 in lieu of certain bonus payments that were scheduled to vest in 2005, the rights to which Mr. Bedell has forfeited.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages and positions as of March 1, 2005 are as follows:

Name	Age	Title
Michael J. Saylor	40	Chairman of the Board of Directors, President and Chief Executive Officer
Sanju K. Bansal	39	Vice Chairman, Executive Vice President and Chief Operating Officer
Jonathan F. Klein	38	Vice President, Law and General Counsel
Arthur S. Locke, III	41	Vice President, Finance and Chief Financial Officer
Jeffrey A. Bedell	36	Vice President, Technology and Chief Technology Officer
Eduardo S. Sanchez	48	Vice President, Worldwide Sales and Services
Matthew W. Calkins(1)	31	Director
F. David Fowler(1)	71	Director
Jarrod M. Patten(1)(2)	33	Director
Carl J. Rickertsen(2)	44	Director
Stuart B. Ross(1)(2)	67	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Set forth below is certain information regarding the professional experience of each of the above-named persons.

Michael J. Saylor has served as chief executive officer and chairman of the Board of Directors since founding MicroStrategy in November 1989, and as president since January 2005 as well as from November 1989 to November 2000. Prior to that, Mr. Saylor was employed by E.I. du Pont de Nemours & Company as a Venture Manager from 1988 to 1989 and by Federal Group, Inc. as a consultant from 1987 to 1988. Mr. Saylor received an S.B. in Aeronautics and Astronautics and an S.B. in Science, Technology and Society from the Massachusetts Institute of Technology.

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

Arthur S. Locke, III has served as vice president, finance and chief financial officer since January 2005 and was previously vice president, finance and worldwide controller since joining MicroStrategy in January 2001. Prior to joining MicroStrategy, Mr. Locke served as chief financial officer of Metropolitan Area Networks, a start-up wireless broadband company, from February 2000 to January 2001, and as corporate controller of EIS International, Inc., a publicly-traded provider of solutions and applications for the call center industry, from

March 1997 to February 2000. Mr. Locke is a certified public accountant and received a Bachelor of Science in Business Administration (BSBA) in Accounting and Computer Systems from American University.

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

Matthew W. Calkins has been a member of the Board of Directors of MicroStrategy since November 2004. In 1999, Mr. Calkins founded Appian Corporation, a privately-held Business Process Management company, where he has served as the president and chief executive officer of Appian since its founding. Mr. Calkins received a B.A. in Economics from Dartmouth College in 1994.

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

Jarrod M. Patten has been a member of the Board of Directors of MicroStrategy since November 2004. In 1996, Mr. Patten founded Real Estate Resource Group, L.L.C., a real estate advisory and consulting firm, and has served as the president and chief executive officer of Real Estate Resource Grup since 1996. Mr. Patten received a B.S. in Biology and a B.A. in Biological Anthropology and Anatomy from the Trinity College of Arts and Sciences at Duke University in 1994.

Carl J. Rickertsen has been a member of the Board of Directors of MicroStrategy since October 2002. Mr. Rickertsen is currently managing partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004. From January 1998 until January 2004, Mr. Rickertsen was chief operating officer and a partner at Thayer Capital Partners, a private equity investment firm. From September 1994 until January 1998, Mr. Rickertsen was a managing partner at Thayer. Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen is also a member of the board of directors of Convera Corporation, a publicly-traded search-engine software company, and United Agricultural Products, a distributor of farm and agricultural products. Mr. Rickertsen received a B.S. from Stanford University and an M.B.A. from Harvard Business School.

Stuart B. Ross has been a member of the Board of Directors of MicroStrategy since June 2001. Mr. Ross held various positions with the Xerox Corporation, a document management technology company, from 1966 until December 1999, including corporate executive vice president, senior vice president of finance and chief financial officer, and vice president/corporate controller and also served as chairman and chief executive officer of Xerox Financial Services. Mr. Ross is also a trustee of the Hansberger Institutional Series, a mutual fund, a member of the board of directors of HUB International Limited and a member of the International Executive Service Corporation Advisory Council. Mr. Ross has been a C.P.A. in the State of New York since 1963. Mr. Ross received a B.S. in Accounting from New York University in 1958 and an M.B.A. from Bernard Baruch College of the City College of New York in 1966.

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

Identification of Audit Committee/Audit Committee Financial Expert

MicroStrategy has a separately-designated standing Audit Committee of the board of directors, which provides the opportunity for direct contact between MicroStrategy’s independent auditors and the board of directors. The Audit Committee is currently comprised of Messrs. Calkins, Fowler, Patten and Ross, and was established in accordance with section 3(a)(58)(A) of the Exchange Act. The Board of Directors of MicroStrategy has designated each of Messrs. Fowler and Ross as an audit committee financial expert under Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” as defined under applicable SEC and Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers and holders of 10% of our class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and executive officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2004 (“Fiscal Year 2004”).

Code of Ethics

On March 5, 2004, the Board of Directors, through its Audit Committee, adopted a Code of Ethics that applies to MicroStrategy’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and such other personnel of MicroStrategy or its majority-owned subsidiaries as may be designated from time to time by the chairman of the Audit Committee. The Code of Ethics is publicly available at our website www.microstrategy.com. We intend to disclose any amendments to the Code of Ethics or any waiver from a provision of the Code of Ethics on our website www.microstrategy.com.

ITEM 11.	EXECUTIVE COMPENSATION

The compensation information set forth in this Item 11 relates to compensation paid by MicroStrategy to (i) its chief executive officer and our five other most highly compensated executive officers who were serving as our executive officers during Fiscal Year 2004 (collectively, the “Named Executive Officers”) and (ii) directors who are not employees of MicroStrategy or any subsidiary (“Outside Directors”).

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

SUMMARY COMPENSATION TABLE

	Fiscal Year	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Other Annual Compensation		Number of Shares Underlying Options
Michael J. Saylor	2004	$375,000	$954,775	—		—
Chairman of the Board, President, and Chief	2003	375,000	532,889	—		410,000
Executive Officer	2002	150,000	—	—		—

Sanju K. Bansal	2004	200,000	509,213	—		—
Vice Chairman of the Board, Executive	2003	200,000	284,207	—		100,000
Vice President, and Chief Operating Officer	2002	115,000	—	—		—

Eric F. Brown	2004	250,000	—	20,348	(1)	—
President and Chief Financial Officer	2003	250,000	213,155	—		50,000
	2002	225,000	100,000	—		75,000

Jonathan F. Klein	2004	212,083	425,000	—		—
Vice President, Law and General Counsel	2003	186,250	100,000	—		50,000
	2002	175,000	60,000	—		70,000

Jeffrey A. Bedell	2004	197,500	115,423	—		—
Vice President, Technology and Chief	2003	186,250	55,468	—		50,000
Technology Officer	2002	161,875	55,971	—		51,610

Eduardo S. Sanchez	2004	250,000	599,173	—		—
Vice President, Worldwide Sales and	2003	250,000	214,414	—		50,000
Services	2002	250,000	116,301	—		35,000

(1)	Mr. Brown resigned as President and Chief Financial Officer of MicroStrategy effective December 31, 2004. The amount shown represents Mr. Brown’s accrued vacation payout.

Option Grants

No grants of stock options were made to any of the Named Executive Officers during Fiscal Year 2004.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2004 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Number of Shares of Class A Common Stock Acquired on Exercise	Value Realized(1)	Number of Shares of Class A Common Stock Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year-End(2) Exercisable/Unexercisable
Michael J. Saylor	10,200	$459,654	71,800/328,000	$2,840,408/$12,975,680

Sanju K. Bansal	20,000	809,800	0/80,000	0/3,164,800

Eric F. Brown	35,000	1,713,755	40,000/0	0/0

Jonathan F. Klein	—	—	40,686/79,377	1,498,094/3,656,329

Jeffrey A. Bedell	—	—	75,094/74,227	2,809,721/3,216,702

Eduardo S. Sanchez	5,200	313,144	76,050/64,750	2,548,113/2,776,088

(1)	Represents the difference between the exercise price and the fair market value of our class A common stock on the date of exercise.
(2)	Value of an unexercised in-the-money option is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2004, multiplied by the number of such underlying shares. The fair market value of our class A common stock is based upon the last reported sale price as reported on the Nasdaq National Market on December 31, 2004 ($60.25 per share).

Director Compensation

2004 Director Compensation Arrangements

Equity Compensation.    Except as otherwise described below, in 2004, Outside Directors were granted stock options under our Second Amended and Restated 1999 Stock Option Plan (“1999 Plan”) pursuant to the following standard arrangement: (1) each Outside Director was granted an option to purchase 17,000 shares of class A common stock upon an Outside Director’s initial election or appointment to the Board of Directors (“First Option”), and (2) each Outside Director was granted an option to purchase an additional 8,000 shares of class A common stock upon the initial election or appointment of an Outside Director as the chairperson of the Compensation Committee or Audit Committee of the Board of Directors (the “Chairperson Option”), provided that the aggregate number of shares of class A common stock subject to the First Option and any Chairperson Option granted to any individual Outside Director may not exceed 25,000 shares. First Options and Chairperson Options become exercisable in equal annual installments over a five-year period.

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

Fees.    Except as otherwise described below, in 2004, each Outside Director received an annual retainer of $15,000 (in quarterly installments payable on the first day of each calendar quarter in arrears) for serving on our Board of Directors, and a fee of $3,750 for each quarterly meeting of the Board of Directors that such Outside Director attended in person. Each Outside Director who was a member of the Audit Committee (except the chairperson) also received $1,000 for each meeting of the Audit Committee that such member attended in person. The chairperson of each of the Audit Committee and the Compensation Committee also received an annual retainer of $7,500 (in four equal quarterly installments payable on the first day of each calendar quarter in arrears), and a fee of $1,875 for each meeting of their respective committees that such chairperson attended in person. The annual retainer fees described above were prorated for the number of days that the individual served as an Outside Director or as a committee chairperson, as the case may be, during the immediately preceding calendar quarter. Each Outside Director was reimbursed for all reasonable out-of-pocket expenses incurred by him or her in attending meetings of the Board of Directors and any committee thereof and otherwise in performing his or her duties as an Outside Director, subject to compliance with our standard documentation policies regarding reimbursement of business expenses.

In connection with the election of Messrs. Calkins and Patten to the Board of Directors in November 2004, the Board of Directors determined that the compensation arrangements described above would not apply to Messrs. Calkins and Patten.

On October 25, 2004, MicroStrategy amended stock option grants made on February 8, 2003 to each of Ralph S. Terkowitz and David B. Blundin, each a member of MicroStrategy’s Board of Directors at the time of such amendment. Each option provided the recipient the right to purchase an aggregate of 17,000 shares of class A common stock (the “Shares”), vesting in five equal annual installments beginning on the first anniversary of the grant date. The options were amended to provide that one-fifth of the Shares, scheduled to vest on February 8, 2005, would instead be vested on October 25, 2004. Each of Messrs. Terkowitz and Blundin resigned from MicroStrategy’s Board of Directors effective October 26, 2004.

2005 Director Compensation Arrangements

Effective January 1, 2005, each Outside Director receives a fee of $8,000 for each quarterly meeting of the Board of Directors (“Quarterly Board Meeting Fee”) which the Outside Director attends in person. An Outside Director may be paid a Quarterly Board Meeting Fee for attending a quarterly board meeting via telephonic conference call if the Outside Director has good reason for the Outside Director’s failure to attend such meeting in person as determined by the Chairman of the Board, but such payment is limited to one occurrence in any given fiscal year. Each Outside Director who is a member of the Audit Committee also receives a fee of $4,000 for each quarterly meeting of such committee which the Outside Director attends in person. Each Outside Director may receive fees up to $12,000 in any fiscal quarter for additional services delegated by the Board of Directors to such Outside Director in the Outside Director’s capacity as a member of the Audit Committee, the Board of Directors or any other committees of the Board of Directors, provided that any such fee paid with respect to a particular service must be approved by the Board of Directors following the completion of such service by the Outside Director. Each Outside Director is reimbursed for all reasonable out-of-pocket expenses incurred by him or her in attending meetings of the Board of Directors and any committee thereof and otherwise in performing his or her duties as an Outside Director, subject to compliance with our standard documentation policies regarding reimbursement of business expenses.

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

The following table sets forth the beneficial ownership of our common stock, as of January 31, 2005 unless otherwise indicated, by (i) each person who is known by us to beneficially own more than 5% of any class of our common stock, (ii) each director or nominee for director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Shares of Class A Common Stock Outstanding(3)(4)
Michael J. Saylor(5)	3,004,382	19.0%
Sanju K. Bansal(6)	453,018	3.4
Eric F. Brown(7)	0	*
Jonathan F. Klein(8)	50,686	*
Jeffrey A. Bedell(9)	93,573	*
Eduardo S. Sanchez(10)	154,373	1.2
Matthew W. Calkins	0	*
F. David Fowler(11)	22,000	*
Jarrod M. Patten	0	*
Carl J. Rickertsen(12)	5,000	*
Stuart B. Ross(13)	18,800	*
Waddell & Reed Financial, Inc.(14)	1,109,254	8.7
Barclays Global Investors, NA., Barclays Global Fund Advisors and Palomino Limited(15)	1,094,901	8.6
All directors and executive officers as a group (11 persons)(16)	3,801,832	23.0%

*	Less than 1%
(1)	Each person named in the table above (except as otherwise indicated in the footnotes below) has an address in care of MicroStrategy Incorporated, 1861 International Drive, McLean, Virginia 22102.
(2)	The shares of the Company listed in this table include shares of class A common stock and class B common stock, as set forth in the footnotes below.
(3)	The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are currently exercisable or exercisable within 60 days after January 31, 2005. Any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.
(4)	Percentages in the table have been calculated based on 12,774,606 shares of class A common stock outstanding as of January 31, 2005, net of 67,800 shares of class A common stock in treasury. In addition, for the purpose of calculating each person’s percentage of shares outstanding, any shares of class A common stock subject to outstanding stock options held by such person which are exercisable within 60 days after January 31, 2005 and any shares of class B common stock held by such person (which shares are convertible into the same number of class A common stock at any time at the option of the holder), are deemed to be outstanding shares of class A common stock.

(5)	Mr. Saylor’s holdings of common stock consist of 2,849,700 shares of class B common stock owned by Alcantara LLC which is wholly owned by Mr. Saylor, 882 shares of class A common stock owned by Alcantara LLC which is wholly owned by Mr. Saylor and options exercisable within 60 days after January 31, 2005 to purchase 153,800 shares of class A common stock.
(6)	Mr. Bansal’s holdings of common stock consist of 336,556 shares of class B common stock owned by Shangri-La LLC which is wholly owned by Mr. Bansal, 38,305 shares of class B common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 2,357 shares of class B common stock held in Mr. Bansal’s own name, 50,000 shares of class A common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 5,800 shares of class A common stock owned by a foundation for which Mr. Bansal acts as the sole trustee and options exercisable within 60 days after January 31, 2005 to purchase 20,000 shares of class A common stock.
(7)	Mr. Brown resigned as President and Chief Financial Officer of MicroStrategy effective December 31, 2004.
(8)	Mr. Klein’s holdings of common stock consist of options exercisable within 60 days after January 31, 2005 to purchase 50,686 shares of class A common stock.
(9)	Mr. Bedell’s holdings of common stock consist of 8,196 shares of class A common stock and options exercisable within 60 days after January 31, 2005 to purchase 85,377 shares of class A common stock.
(10)	Mr. Sanchez’s holdings of common stock consist of 67,481 shares of class B common stock, 842 shares of class A common stock and options exercisable within 60 days after January 31, 2005 to purchase 86,050 shares of class A common stock.
(11)	Mr. Fowler’s holdings of common stock consist of options exercisable within 60 days after January 31, 2005 to purchase 22,000 shares of class A common stock.
(12)	Mr. Rickertsen’s holdings of common stock consist of options exercisable within 60 days after January 31, 2005 to purchase 5,000 shares of class A common stock.
(13)	Mr. Ross’s holdings of common stock consist of options exercisable within 60 days after January 31, 2005 to purchase 18,800 shares of class A common stock.
(14)	Waddell & Reed Financial, Inc. (“Waddell”), beneficially owns 1,109,254 shares of class A common stock, for which it has sole voting power as to 1,109,254 shares and sole dispositive power as to 1,109,254 shares. The address of Waddell is 6300 Lamar Avenue, Overland Park, Kansas 66202.
(15)	Barclays Global Investors, NA. has sole voting power as to 849,639 shares and sole dispositive power as to 945,337 shares, Barclays Global Fund Advisors has sole voting power as to 130,202 shares and sole dispositive power as to 130,819 shares, and Palomino Limited has sole voting power as to 18,745 shares and sole dispositive power as to 18,745 shares. Information regarding the number of shares of common stock beneficially owned by Barclays Global Investors, NA., Barclays Global Fund Advisors and Palomino Limited (collectively, “Barclays”) is based on the most recent Schedule 13G filed by Barclays, which reports as of December 31, 2004 that Barclays beneficially owns 1,094,901 shares of class A common stock, for which it has sole voting power as to 998,586 shares and sole dispositive power as to 1,094,901 shares. The address of Barclays is 43 Fremont Street, San Francisco, California 94105.
(16)	Shares held by the directors and executive officers as a group include 65,720 shares of class A common stock, options to purchase 441,713 shares of class A common stock that are exercisable within 60 days after January 31, 2005 and 3,294,399 shares of class B common stock, which shares are convertible into the same number of shares of class A common stock at any time at the option of the holder.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1)	1,968,976	(2)	$86.21	2,081,989	(3)
Equity compensation plans not approved by stockholders	—		—	—
Total	1,968,976	(2)	$86.21	2,081,989	(3)

(1)	Includes our 1996 Stock Plan (“1996 Plan”), 1997 Stock Option Plan for French Employees (“French Plan”), 1997 Director Option Plan (“1997 Director Plan”), 1998 Employee Stock Purchase Plan (“ESPP”) and 1999 Plan. We are no longer issuing options under our 1996 Plan, 1997 Director Plan or French Plan.
(2)	Does not include options issued under the ESPP for the offering period beginning August 1, 2004 and ending on January 31, 2005.
(3)	Includes 2,054,269 shares of class A common stock issuable under our 1996 Plan, French Plan, 1997 Director Plan and 1999 Plan, as of December 31, 2004. Although there are 424,683 shares available for future issuance under the 1996 Plan, the Company does not anticipate making any future stock option grants under this plan. The ESPP provides for an increase in the number of shares of our class A common stock available for issuance under the plan on June 4 of each year by 20,000 shares, or a lesser amount as may be determined by our Board of Directors. As of December 31, 2004, 27,720 shares of class A common stock were available for issuance under the ESPP, excluding any options granted for the offering period beginning on August 1, 2004 and ending on January 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by PricewaterhouseCoopers LLP as of or for the years ended December 31, 2004 and 2003 are summarized in the table below.

	2004	2003
Audit	$1,807,962	$862,949
Audit Related	32,130	75,530
Tax	453,277	453,977
All Other	1,500	6,400

Total	$2,294,869	$1,398,856

Audit fees for the years ended December 31, 2004 and 2003, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, services related to Sarbanes-Oxley Act compliance, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees for the years ended December 31, 2004 and 2003, respectively, were for assurance and related services, employee benefit plan audits, accounting consultations and consultations concerning financial and accounting and reporting standards.

Tax fees for the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other fees for the years ended December 31, 2004 and 2003, respectively, were primarily for license fees for online financial reporting and accounting literature.

Audit Committee Pre-Approval Policies and Procedures

During Fiscal Year 2004, the Audit Committee pre-approved all services (audit and non-audit) provided to MicroStrategy by our independent auditor. In situations where a matter cannot wait until a full Audit Committee meeting, the Chairman of the Audit Committee has authority to consider, and if appropriate, approve audit and non- audit services. Any decision by the Chairman of the Audit Committee to pre-approve services must be presented to the full Audit Committee for approval at its next scheduled quarterly meeting. The Audit Committee requires MicroStrategy to make required disclosure in our Securities and Exchange Commission periodic reports relating to the approval by the Audit Committee of audit and non-audit services to be performed by the independent auditor and the fees paid by us for such services. All fees related to services performed by PricewaterhouseCoopers LLP during Fiscal Year 2004 were approved by the full Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(b) Exhibits

We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

(c) Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Account

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroStrategy Incorporated:

We have completed an integrated audit of MicroStrategy Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 15, 2005

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$68,314	$51,882
Restricted cash	1,210	747
Short-term investments	37,816	36
Accounts receivable, net	40,917	30,993
Prepaid expenses and other current assets	6,337	3,852
Deferred tax assets, net	20,583	1,807

Total current assets	175,177	89,317

Property and equipment, net	16,096	16,113
Capitalized software development costs, net	5,479	3,693
Long-term investments	26,365	—
Deposits and other assets	3,021	1,984
Deferred tax assets, net	110,818	3,686

Total assets	$336,956	$114,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,906	$12,768
Accrued compensation and employee benefits	25,292	17,968
Accrued restructuring costs	1,762	2,599
Deferred revenue and advance payments	43,674	28,374

Total current liabilities	89,634	61,709

Deferred revenue and advance payments	1,681	2,750
Other long-term liabilities	3,157	2,443
Accrued restructuring costs	1,906	3,544

Total liabilities	96,378	70,446

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,909 shares issued and 12,841 shares outstanding, and 12,362 shares issued and outstanding, respectively	13	12
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,394 and 3,604 shares issued and outstanding, respectively	3	4
Additional paid-in capital	417,287	387,625
Treasury stock, at cost; 68 and 0 shares, respectively	(2,331)	—
Accumulated other comprehensive income	3,206	2,619
Accumulated deficit	(177,600)	(345,913)

Total stockholders’ equity	240,578	44,347

Total liabilities and stockholders' equity	$336,956	$114,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended December 31,
	2004	2003	2002
Revenues:
Product licenses	$96,995	$77,221	$62,865
Product support and other services	134,213	98,356	84,962

Total revenues	231,208	175,577	147,827

Cost of revenues:
Product licenses	3,875	3,240	2,925
Product support and other services	28,996	24,745	24,975

Total cost of revenues	32,871	27,985	27,900

Gross profit	198,337	147,592	119,927

Operating expenses:
Sales and marketing	69,924	57,475	48,179
Research and development	24,915	27,684	26,297
General and administrative	34,977	32,580	27,635
Restructuring and impairment charges	—	1,699	4,198
Amortization of goodwill and intangible assets	71	182	3,195

Total operating expenses	129,887	119,620	109,504

Income from operations	68,450	27,972	10,423
Financing and other income (expense):
Interest income	1,221	644	728
Interest expense, including discount amortization expense of $0, $2,137 and $2,098, respectively	(53)	(5,109)	(8,413)
Loss on investments	(83)	—	(523)
Reduction in estimated cost of litigation settlement	—	—	11,396
(Loss) gain on early extinguishment of notes payable	—	(31,069)	6,750
Gain on contract termination	—	—	16,837
Other (expense) income, net	(215)	307	2,109

Total financing and other income (expense)	870	(35,227)	28,884

Income (loss) from continuing operations before income taxes	69,320	(7,255)	39,307
(Benefit) provision for income taxes	(98,993)	(2,587)	1,190

Net income (loss) from continuing operations	168,313	(4,668)	38,117
Discontinued operations:
Gain from abandonment	—	765	—

Income from discontinued operations	—	765	—

Net income (loss)	168,313	(3,903)	38,117

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	—	(6,874)
Net gain on refinancing of series B, C and D convertible preferred stock	—	—	36,135

Net income (loss) attributable to common stockholders	$168,313	$(3,903)	$67,378

Basic earnings (loss) per share:
Continuing operations	$10.48	$(0.31)	$3.20
Discontinued operations	$—	$0.05	$—

Net income (loss) attributable to common stockholders	$10.48	$(0.26)	$3.20

Weighted average shares outstanding used in computing basic earnings (loss) per share	16,055	14,804	11,676

Diluted earnings (loss) per share:
Continuing operations	$9.83	$(0.31)	$3.12
Discontinued operations	$—	$0.05	$—

Net income (loss) attributable to common stockholders	$9.83	$(0.26)	$3.12

Weighted average shares outstanding used in computing diluted earnings (loss) per share	17,119	14,804	11,986

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	4,369	$4	4,823	$5	-	$-	$239,663

Net income	-	-	-	-	-	-	-
Change in unrealized gain (loss) on investments, net of applicable taxes	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	-	-
Conversion of class B to class A common stock	204	-	(204)	-	-	-	-
Issuance of class A common stock under stock option and purchase plans	67	-	-	-	-	-	995
Issuance of class A common stock in connection with agreement with software integrator	1	-	-	-	-	-	17
Issuance of class A common stock in connection with litigation settlement	297	-	-	-	-	-	1,784
Preferred stock dividends	-	-	-	-	-	-	(4,762)
Payment of preferred stock dividends in shares of class A common stock	492	1	-	-	-	-	6,799
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	1,393	1	-	-	-	-	7,661
Gain on refinancing of series B, C and D preferred stock	-	-	-	-	-	-	36,135
Series F preferred stock beneficial conversion feature	-	-	-	-	-	-	768
Amortization of beneficial conversion feature on series F perferred stock	-	-	-	-	-	-	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	-	-	-	-	-	-	(1,084)
Conversion of series A preferred stock to class A common stock	487	1	-	-	-	-	6,499
Conversion of series F preferred stock to class A common stock	1,397	1	-	-	-	-	6,915
Issuance of class A common stock in connection with early extinguishment of notes payable	450	1	-	-	-	-	6,087
Accretion of redeemable convertible preferred stock	-	-	-	-	-	-	(1,344)
Deferred compensation adjustment for terminated employees	-	-	-	-	-	-	(31)
Amortization of deferred stock compensation	-	-	-	-	-	-	-

Balance at December 31, 2002	9,157	$9	4,619	$5	-	$-	$305,334

Net loss	-	-	-	-	-	-	-
Change in unrealized gain (loss) on investments, net of applicable taxes	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-
Conversion of class B to class A common stock	1,015	1	(1,015)	(1)	-	-	-
Issuance of class A common stock under stock option and purchase plans	217	-	-	-	-	-	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	1,973	2	-	-	-	-	78,574
Amortization of deferred stock compensation	-	-	-	-	-	-	-

Balance at December 31, 2003	12,362	12	3,604	4	-	-	387,625

Net income				-	-	-	-
Change in unrealized gain (loss) on investments, net of applicable taxes	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	-	-
Conversion of class B to class A common stock	210	-	(210)	-	-	-	-
Issuance of class A common stock under stock option and purchase plans	269	1	-	(1)	-	-	5,759
Stock option compensation expense	-	-	-	-		-	179
Purchases of treasury stock	-	-	-	-	(68)	(2,331)	-
Release of deferred tax asset valuation allowance relating to tax benefits
from stock option exercises	-	-	-	-	-	-	23,724

Balance at December 31, 2004	12,841	$13	3,394	$3	(68)	$(2,331)	$417,287

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Accumulated Deficit	Deferred Compensation	Total
Balance at December 31, 2001	$78	$2,469	$(380,127)	$(99)	$(138,007)

Net income	-	-	38,117	-	38,117
Change in unrealized gain (loss) on investments, net of applicable taxes	(142)	-	-	-	(142)
Foreign currency translation adjustment	-	(235)	-	-	(235)

Comprehensive income	-	-	-	-	37,740
Conversion of class B to class A common stock	-	-	-	-	-
Issuance of class A common stock under stock option and purchase plans	-	-	-	-	995
Issuance of class A common stock in connection with agreement with software integrator	-	-	-	-	17
Issuance of class A common stock in connection with litigation settlement	-	-	-	-	1,784
Preferred stock dividends	-	-	-	-	(4,762)
Payment of preferred stock dividends in shares of class A common stock	-	-	-	-	6,800
Issuance of class A common stock in connection with refinancing of series B, C and D preferred stock	-	-	-	-	7,662
Gain on refinancing of series B, C and D preferred stock	-	-	-	-	36,135
Series F preferred stock beneficial conversion feature	-	-	-	-	768
Amortization of beneficial conversion feature on series F perferred stock	-	-	-	-	(768)
Redemption of pro-rata portion of series D preferred stock beneficial conversion feature	-	-	-	-	(1,084)
Conversion of series A preferred stock to class A common stock	-	-	-	-	6,500
Conversion of series F preferred stock to class A common stock	-	-	-	-	6,916
Issuance of class A common stock in connection with early extinguishment of notes payable	-	-	-	-	6,088
Accretion of redeemable convertible preferred stock	-	-	-	-	(1,344)
Deferred compensation adjustment for terminated employees	-	-	-	19	(12)
Amortization of deferred stock compensation	-	-	-	63	63

Balance at December 31, 2002	$(64)	$2,234	$(342,010)	$(17)	$(34,509)

Net loss	-	-	(3,903)	-	(3,903)
Change in unrealized gain (loss) on investments, net of applicable taxes	(6)	-	-	-	(6)
Foreign currency translation adjustment	-	455	-	-	455

Comprehensive loss	-	-	-	-	(3,454)
Conversion of class B to class A common stock	-	-	-	-	-
Issuance of class A common stock under stock option and purchase plans	-	-	-	-	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	-	-	-	-	78,576
Amortization of deferred stock compensation	-	-	-	17	17

Balance at December 31, 2003	(70)	2,689	(345,913)	-	44,347

Net income	-	-	168,313	-	168,313
Change in unrealized gain (loss) on investments, net of applicable taxes	70	-	-	-	70
Foreign currency translation adjustment	-	517	-	-	517

Comprehensive income	-	-	-	-	168,900
Conversion of class B to class A common stock	-	-	-	-	-
Issuance of class A common stock under stock option and purchase plans	-	-	-	-	5,759
Stock option compensation expense	-	-	-	-	179
Purchases of treasury stock	-	-	-	-	(2,331)
Release of deferred tax asset valuation allowance relating to tax benefits from stock option exercises	-	-	-	-	23,724

Balance at December 31, 2004	$-	$3,206	$(177,600)	$-	$240,578

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss) from continuing operations	$168,313	$(4,668)	$38,117
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,323	8,834	13,111
Bad debt expense (recovery)	290	171	(216)
Deferred income taxes	5,753	823	(553)
Net realized loss on sale and write-down of short-term investments	83	—	523
Non-cash portion of restructuring and impairment charges	—	—	1,388
Reduction in estimated cost of litigation settlement	—	—	(11,396)
Gain on contract termination	—	—	(16,837)
Non-cash charges and fees on credit facility	—	—	646
Loss (gain) on early extinguishment of notes payable	—	31,069	(6,750)
Discount amortization expense on notes payable	—	2,137	2,098
Release of deferred tax valuation allowance	(107,413)	(5,742)	—
Other, net	171	89	257
Changes in operating assets and liabilities:
Accounts receivable	(8,798)	(1,055)	(5,047)
Prepaid expenses and other current assets	(2,398)	347	1,059
Deposits and other assets	(1,034)	162	(517)
Accounts payable and accrued expenses, compensation and employee benefits, and interest	11,793	3,002	(9,527)
Accrued restructuring costs	(2,515)	(2,791)	(2,762)
Deferred revenue and advance payments, net of reclass on contingency from terminated contract	12,200	4,925	(1,885)
Other long-term liabilities	714	(245)	(1,041)

Net cash provided by operating activities	85,482	37,058	668
Investing activities:
Purchases of property and equipment, net	(5,649)	(4,179)	(843)
Capitalized software development costs	(4,268)	(1,174)	(3,483)
Purchases of short-term investments	(37,742)	—	—
Purchases of long-term investments	(26,353)	—	288
(Increase) decrease in restricted cash	(379)	5,554	(5,696)

Net cash (used in) provided by investing activities	(74,391)	201	(9,734)
Financing activities:
Proceeds from sale of class A common stock and exercise of stock options, net of offering costs	5,759	3,717	995
Purchases of treasury stock	(2,331)	—	—
Net cash advances under credit facility	—	—	(1,403)
Net cash payments for termination of credit facility	—	—	(251)
Net cash payments for early extinguishment of notes payable	—	—	(946)
Net cash payments for refinancing of series B, C and D convertible preferred stock	—	—	(10,000)
Repayments of promissory notes issued to former preferred stockholders	—	(5,000)	—
Other	—	328	—

Net cash provided by (used in) financing activities	3,428	(955)	(11,605)
Effect of foreign exchange rate changes on cash and cash equivalents	1,837	957	626

Net increase (decrease) in cash and cash equivalents from continuing operations	16,356	37,261	(20,045)
Net cash received from (used in) discontinued operations	76	(415)	(3,328)

Net increase (decrease) in cash and cash equivalents	16,432	36,846	(23,373)
Cash and cash equivalents, beginning of period	51,882	15,036	38,409

Cash and cash equivalents, end of period	$68,314	$51,882	$15,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(continued)

	Years ended December 31,
	2004	2003	2002
Supplemental disclosure of noncash investing and financing activities:
Stock received in exchange for products and services	$—	$—	$93

Issuance of class A common stock in connection with agreement with software integrator	$—	$—	$$17

Issuance of class A common stock warrants	$—	$—	$$400

Payment of convertible preferred stock dividends through the issuance of class A common stock and series D convertible preferred stock	$—	$—	$$6,800

Issuance of class A common stock in connection with the conversion of series A preferred stock	$—	$—	$$6,500

Issuance of class A common stock in connection with litigation settlement	$—	$—	$$1,784

Issuance of promissory notes in connection with litigation settlement	$—	$—	$55,000

Early extinguishment of notes payable	$—	$(46,875)	$(11,858)

Issuance of class A common stock in connection with early extinguishment of notes payable	$—	$78,576	$6,088

Fair value of class A common stock, convertible preferred stock, and promissory notes issued in connection with refinancing transactions	$—	$—	$19,078

Carrying value of convertible preferred stock and accrued and unpaid dividends redeemed and exchanged in connection with refinancing transactions	$—	$—	$(64,265)

Issuance of class A common stock in connection with the conversion of series F preferred stock	$—	$—	$$6,916

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$51	$2,530	$$8,592

Cash paid during the year for income taxes	$2,530	$2,057	$$1,684

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

MicroStrategy Incorporated (the “Company” or “MicroStrategy”) is a leading worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to every business user in the format that suits them best, from high-level dashboards, to custom reports, to advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy meticulously engineers its software for reliability, scalability, security, and ease of administration for organizations of all sizes.

The MicroStrategy software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. Our products can be deployed on company intranets to provide employees with information to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for our customers and strategic partners.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Cash and Cash Equivalents and Restricted Cash

Cash equivalents include money market instruments and commercial paper. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of compensating cash balances for contractual obligations that do not meet the definition of cash equivalents.

(f)  Investments

Investments are primarily comprised of short-term and long-term government-issued securities. Government issued securities are classified as held-to-maturity, and marketable equity securities, when owned by the Company, are classified as either trading or available for sale. Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2004 and 2003, the Company’s marketable securities were not material.

Government-issued securities are reported at amortized cost. Government-issued securities with maturities of less than one year are classified as short-term investments and securities with maturities of greater than one year are classified as long-term investments on the balance sheet. Any discount on the purchases of these securities are amortized over the term of the securities and recorded as interest income on the income statement. Trading marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, on trading marketable securities, when owned by the Company, are reported in the income statement. Available-for-sale marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, on available-for-sale marketable securities are reported in accumulated other comprehensive income in stockholders’ equity (deficit) until realized. Management employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, management evaluates among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in results of operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

(g)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software and five-to-ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

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

(h)  Goodwill and Intangible Assets

Intangible assets include distribution channels, trade names, customer lists, assembled workforce and goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Account Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company ceased amortizing goodwill during 2002, and, accordingly, did not record any goodwill amortization expense in 2004 and 2003. As of December 31, 2004 and 2003, goodwill and intangible assets were immaterial and are included in deposits and other assets on the accompanying consolidated balance sheets. Intangible assets are amortized on the straight-line basis over their respective useful lives ranging from three to twenty years. For the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization expense on intangible assets of $71,000, $182,000 and $3.2 million, respectively. In connection with periodic assessments of the carrying value of its intangible assets, the Company recorded impairment charges during 2002, as discussed below, to write-down the carrying value of its intangible assets.

(i)  Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down by the amount in which the carrying value of the asset exceeds the related fair value of the asset. During 2002, the Company recorded an impairment charge of $1.4 million to write-off its Teracube intangible asset (Note 17).

(j)  Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product have been completed. Capitalized software development costs are amortized over the estimated product life of three years, on a straight-line basis. Capitalized software development costs, net of accumulated amortization, were $5.5 million and $3.7 million as of December 31, 2004 and 2003, respectively. Amortization expense related to software development costs was $2.5 million, $1.9 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2004 and 2003, the Company capitalized software development costs of $4.3 million and $1.2 million, respectively. The Company conducts an analysis of the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Legal Costs and Loss Contingencies

The Company accrues legal costs in the period in which expenses are incurred, except in the event of a loss contingency that is believed to be probable and can be reasonably estimated, whereby the Company accrues the legal costs and loss contingency estimated to be incurred through the expected settlement of the contingent matter. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to accrued legal costs and loss contingencies.

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

The Company also enters into certain agreements that include future commitments by customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by the Company’s customers is not included in the deferred revenue balances as of December 31, 2004 and 2003, respectively. The Company does not expect that the revenue from the multi-year arrangements entered into in the year ended December 31, 2004 will constitute a substantial percentage of its projected total revenue in future periods. The Company will continue to seek to enter into such agreements in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the Company’s customers’ meeting their future purchase commitments and the Company’s meeting its associated performance obligations related to those purchase commitments.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenue recognition policy is as follows:

Product licenses revenue:    The Company recognizes revenue from sales of software licenses to end users or resellers upon persuasive evidence of an arrangement (as provided by agreements or contracts executed by both parties), delivery of the software, and determination that collection of a fixed or determinable fee is reasonably assured. When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled using the Company’s objective evidence of the fair value of the elements represented by the Company’s customary pricing for each element in separate transactions. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, revenue is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2, as amended. When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion method accounting, both product license and consulting services revenue are recognized as work progresses based on labor hours incurred. Contracts accounted for under the percentage of completion method were immaterial for the years ended December 31, 2004, 2003 and 2002. Expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. If an arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates the Company to deliver specified future products or upgrades, the revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n)  Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $508,000, $1.5 million, and $1.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, the Company had no prepaid advertising costs.

(o)  Income Taxes

The Company is subject to federal, state, and local income taxes in fifteen countries worldwide and recognizes deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109)”. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the year ending December 31, 2004, the Company realized a net $138.4 million decrease in the valuation allowance related to changes in deferred tax assets and the reduction of valuation allowances on net operating loss carryforward tax assets and other deferred tax assets in the U.S. and certain foreign subsidiaries. See the discussion of the Company’s deferred taxes and provision for income taxes in Note 11.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments are reported in accumulated other comprehensive income in stockholders’ equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

(r)  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2004 and 2003, no individual customer accounted for 10% or more of net accounts receivable.

(s)  Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices where available. The promissory notes issued in connection with the settlement of the Company’s class action litigation and the promissory notes issued in connection with the Company’s refinancing transaction in August 2002 were recorded at their respective fair values and their carrying values approximated fair value. See the discussion of factors for determining the fair value of these instruments in Note 9. The fair market value of the warrants issued in connection with the settlement of the Company’s class action litigation is based on quoted market prices.

(t)  Stock-Based Compensation

At December 31, 2004, the Company had five stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock- based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005, using one of three implementation alternatives specified under SFAS No. 123R. The Company is currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, as amended, the Company’s net income (loss) attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31, (thousands, except per share data):

	2004	2003	2002
Net income (loss) attributable to common stockholders, as reported	$168,313	$(3,903)	$67,378
Effect of participating convertible securities:	—	—	(30,030)

Net income (loss), as reported	168,313	(3,903)	37,348
Stock-based employee compensation expense included in net income as reported, net of tax	112	—	—
Stock-based employee compensation expense under fair value based method, net of tax (1)	(8,700)	(12,830)	(9,250)

Pro forma net income (loss)	$159,725	$(16,733)	$28,098

Basic net income (loss) per share, as reported	$10.48	$(0.26)	$3.20

Diluted net income (loss) per share, as reported	$9.83	$(0.26)	$3.12

Basic net income (loss) per share, pro forma	$9.95	$(1.13)	$2.41

Diluted net income (loss) per share, pro forma	$9.36	$(1.13)	$2.34

(1)	For the first three quarters of 2004, and the full years 2003 and 2002, there is no tax impact on the pro forma stock-based employee compensation expense because the Company’s net deferred tax assets were fully offset by a valuation allowance. The pro forma stock-based employee compensation expense related to the fourth quarter of 2004 is subsequent to the release of substantially all of the Company’s valuation allowance (see Note 11) and is shown net of tax of approximately $573,000 using an effective tax rate of 37.7%.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants under MicroStrategy’s stock option plans issued during 2004, 2003, and 2002, respectively: average volatility factors of 55%, 85%, and 127%, average risk-free interest rates of 3%, 3%, and 4%, average expected life of 5 years and no dividend yields.

The following assumptions were used for shares issued during 2004, 2003, and 2002, respectively, under MicroStrategy’s employee stock purchase plan: average volatility factors of 55%, 85%, and 127%, average risk-free interest rates of 3%, 3%, and 4% average expected life of 6 months and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during 2004, 2003, and 2002 were $28.64, $15.65, $22.71, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This Statement amends ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As the Company does not have any material nonmonetary exchanges of assets, it does not believe adoption of this statement will have a material impact on its financial condition or results from operations.

In October 2004, the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law in the United States. The AJCA raised issues with respect to accounting for income taxes. Related to the AJCA, in December 2004, the FASB issued Staff Position No. 109-1 (“FSP No. 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

Under FSP No. 109-1, the FASB determined that any benefit from the tax deduction on qualified production activities taken under the AJCA should be reported in the period in which the deduction is claimed on the tax return. The deduction should be considered when determining the effective annual tax rate used for interim financial reporting and, if significant, should be disclosed separately in the effective tax rate reconciliation. Neither the AJCA nor FSP No. 109-1 had a material impact on the Company’s financial condition or results of operations during 2004.

Under FSP No. 109-2, the FASB determined that a deferred tax liability for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that the such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to many companies’ year-ends and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to SFAS No. 109’s requirements by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that an amount of earnings will be repatriated, the associated tax liability must be recognized in that period. As the Company did not have material undistributed foreign earnings as of December 31, 2004, neither the AJCA nor FSP No. 109-2 had a material impact on the Company’s financial condition or results of operations during 2004.

(3)    Discontinued Operations

During 2001, the Company substantially curtailed, discontinued and ultimately shut down the operations of its subsidiary, Strategy.com, and recorded a loss from abandonment of $2.1 million, which included remaining lease payments associated with abandoned computer equipment, personal property taxes due under equipment leases, and certain other costs and accruals for estimated results from operations. As of December 31, 2004, all liabilities of Strategy.com have been satisfied, and the remaining net assets are immaterial.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, management concluded that the probability of incurring additional obligations or being required to perform services relating to a particular Strategy.com contract was remote. As a result, the Company reversed the accrued liability relating to this contract and recorded a gain on discontinued operations in the amount of $765,000 during 2003. The historical consolidated financial statements of the Company reflect Strategy.com as a discontinued operation for all periods presented. Strategy.com had no revenues for the years ended December 31, 2004, 2003 and 2002.

(4)    Investments

On June 30, 2004, the Company purchased a $26.4 million U.S. Treasury note which matures on June 30, 2006. On December 10, 2004, the Company purchased four $9.5 million U.S. Treasury bills which mature on February 10, 2005, March 10, 2005, April 14, 2005, and May 12, 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company has classified these investments as held-to-maturity and has accounted for these investments at amortized cost. The Company has classified all of its U.S. Treasury bills as short-term investments. On February 15, 2005, proceeds from the U.S. Treasury bill that matured on February 10, 2005 were reinvested in a U.S. Treasury bill with a maturity date of August 18, 2005.

The Company also holds certain marketable equity securities. As of December 31, 2004 and 2003, substantially all the marketable equity investments of the Company had been sold or written-off.

The following table sets forth a summary of the Company’s investments by security type as of December 31, (in thousands):

	2004		2003
	Carrying Value	Cost	Carrying Value	Cost
Short-term:
U.S. Treasury bills	$37,799	$37,748	$—	$—
Marketable equity securities	17	100	36	106

	$37,816	$37,848	$36	$106

Long-term:

U.S. Treasury note	$26,365	$26,353	$—	$—

(5)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2004	2003
Billed and billable	$82,748	$61,118
Less: billed and unpaid deferred revenue	(39,766)	(27,621)

	42,982	33,497
Less: allowance for doubtful accounts	(2,065)	(2,504)

	$40,917	$30,993

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2004	2003
Computer equipment and purchased software	$22,967	$19,973
Furniture and equipment	12,475	12,387
Leasehold improvements	10,488	10,178
Internally developed software	4,444	4,444

	50,374	46,982
Less: accumulated depreciation and amortization	(34,278)	(30,869)

	$16,096	$16,113

Depreciation and amortization expense related to property and equipment was $5.8 million, $6.8 million and $8.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(7)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2004	2003
Current:
Deferred product licenses revenue	$5,863	$4,490
Deferred product support and other services revenue	76,989	50,497

	82,852	54,987
Less: billed and unpaid deferred revenue	(39,178)	(26,613)

	$43,674	$28,374

Non-current:
Deferred product licenses revenue	$290	$378
Deferred product support and other services revenue	1,979	3,380

	2,269	3,758
Less: billed and unpaid deferred revenue	(588)	(1,008)

	$1,681	$2,750

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the terms of the settlement agreements, the Company established an initial estimate for the cost of the litigation settlement during 2000. Subsequently, during each successive financial reporting period prior to distribution of the consideration, the Company updated the estimated value assigned to each individual component of the settlement based upon valuation assumptions stemming from the settlement. As a result of changes in the estimated market borrowing rate and discount on the promissory notes, declines in the value of the Company’s class A common stock and reductions in the estimated fair value of warrants issued in connection with the litigation settlement, the Company recorded aggregate reductions in the provision for the litigation settlement of $11.4 million and during the year ended December 31, 2002. As distribution of the consideration was completed during the third quarter of 2002, no further reductions have been recorded thereafter. The reduction in estimated cost of litigation settlement in 2002 was comprised of the following, (in thousands):

2002
7 1/2% series A unsecured notes	$(2,500)
Class A common stock	8,910
Warrants	4,852
Pending loss on additional settlement	134

Reduction in estimated cost of litigation settlement	$11,396

The Company substantially reduced its outstanding obligations relating to the accrued litigation settlement upon completing its distribution of the consideration under the private securities class action settlement during 2002.

(b)  Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating its trade secrets and confidential information and soliciting its employees and customers. The complaint sought injunctive relief and damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case has been remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice its lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit Court. Business Objects did not file a cross appeal. The Company filed its opening appeal brief on January 7, 2005. In addition, on December 3, 2004, the district court denied the Company’s motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005. The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(c)  Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(9)    Notes Payable and Borrowings

(a)  7 1/2% Series A Unsecured Notes

Pursuant to settlement agreements relating to the Company’s securities class action litigation, the Company issued to class members, among other consideration, an aggregate principal amount of $80.3 million of its 7 1/2% series A unsecured notes (“Series A Notes”). The Series A Notes accrued interest at a rate of 7.5% per annum, payable semi-annually, and were to mature on June 24, 2007. Based upon market conditions and an estimated market borrowing rate of 18%, a discount of $25.3 million was computed on the Series A Notes at the time of issuance. The discount was amortized to interest expense over the term of such notes, using the effective interest method.

On June 23, 2003, the Company announced that it had elected to convert the then remaining $53.0 million in principal amount outstanding of its Series A Notes plus accrued and unpaid interest into shares of the Company’s class A common stock in accordance with the terms of the indenture pursuant to which the Series A Notes were issued. On July 30, 2003, the Company completed the conversion and issued 1,654,839 shares of class A common stock and paid approximately $47,000 in cash in lieu of fractional shares. In connection with this

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction, the Company recorded a loss during the third quarter of 2003 on the early extinguishment of notes payable in the amount of $30.2 million equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes of $70.0 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $39.8 million. Upon completion of this transaction, the Company’s remaining obligations relating to its Series A Notes were eliminated. Prior to this transaction, the Company repurchased Series A Notes during the first and second quarters of 2003 with an aggregate principal amount of $10.3 million in exchange for 317,810 shares of class A common stock. As a result of these repurchases, the Company recorded a net loss during the first and second quarters of 2003 on the early extinguishment of notes payable in the amount of $840,000 equal to the excess of the aggregate fair value of the consideration transferred to the holders of the Series A Notes of $8.5 million over the carrying value of such extinguished notes plus accrued and unpaid interest of $7.7 million in aggregate. As a result of these transactions during 2003, the Company recorded an aggregate net loss on the early extinguishment of notes payable in the amount of $31.1 million.

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

As all the Series A notes were repurchased or converted as of June 30, 2003, the Company incurred no interest expense related to the Series A notes nor made any interest payments on the Series A notes during 2004. Total interest expense was $4.3 million and $7.7 million, including stated interest expense of $2.5 and $5.8 million and discount amortization expense of $1.8 million and $1.9 million for the years ended December 31, 2003 and 2002, respectively. The Company made interest payments on the Series A Notes of $2.0 million and $8.3 million, respectively, during the years ended December 31, 2003 and 2002.

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

Upon maturity of the promissory notes on July 31, 2003, the Company paid $5.2 million to repay in full the principal and interest due under the promissory notes issued to former preferred stockholders. During the year ended December 31, 2003, the Company made total interest payments on the promissory notes of $369,000, including the interest payment made upon maturity. The Company did not make any interest payments during the year ended December 31, 2002.

As the promissory notes had been repaid in full during 2003, the Company incurred no interest expense on the promissory notes during 2004. For the years ended December 31, 2003 and 2002, total interest expense on the promissory notes issued to former preferred stockholders was $518,000 and $350,000, respectively, including stated interest expense of $216,000 and $152,000, respectively, and discount amortization expense of $302,000 and $198,000, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Credit Facility

On May 19, 2003, the Company entered into a $10 million secured credit facility (the “Credit Facility”) with a bank. On May 19, 2004, the Company renewed the Credit Facility and modified the terms to increase the size of the commitment from $10 million to $15 million. During the years ended December 31, 2004 and 2003, the Company did not draw any cash against the Credit Facility, and no amounts were outstanding under the Credit Facility as of December 31, 2004. Taking into account outstanding letters of credit of $5.1 million, the Company had $9.9 million of borrowing capacity under the Credit Facility as of December 31, 2004. On March 15, 2005, the Company terminated the Credit Facility. On the same date, the Company entered into an agreement with a bank under which the Company posted $5.1 million in cash to secure existing letters of credit issued on the Company’s behalf by the bank. These letters of credit are used as security deposits for certain of the Company’s office leases including the office lease for its corporate headquarters.

At the Company’s option, borrowings under the Credit Facility bore interest at a variable rate equal to LIBOR plus 1.5% to 2.0%, depending on certain debt to earnings ratios, or the prime rate. The Credit Facility also included a 1.0% letter of credit fee.

Under the terms of the Credit Facility, the Company was required to maintain compliance with certain financial covenants, including achieving certain minimum earnings amounts, achieving certain maximum debt to earnings ratios, and maintaining minimum liquidity amounts. As of December 31, 2004, the Company was in compliance with all covenants contained in the Credit Facility.

During the year ended December 31, 2002, the Company made payments under its previous credit facilities of $4.4 million, which were offset in part by cash advances of $3.0 million. Additionally, during 2002, the Company paid $251,000 in fees and other charges to terminate the credit facility then in effect and wrote-off unamortized deferred financing costs of $417,000.

(10)    Commitments and Contingencies

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

Year	Amount
2005	$14,269
2006	12,316
2007	9,010
2008	8,811
2009	7,359
Thereafter	5,521

$57,286

Included within the commitments table above are gross restructuring-related lease obligations of $6.8 million (Note 17).

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2004, the Company entered into an enterprise agreement with a software vendor for software and support services to be provided to it over a three-year period beginning June 1, 2004 and ending May 31, 2007. Upon execution of the agreement, the Company recorded a current and long-term liability of $890,000 and $1.8 million, respectively, along with a current and long-term asset totaling $836,000 and $1.9 million respectively. Repayments under this agreement are due in three annual installments of approximately $978,000, and commenced in July 2004. As of December 31, 2004, obligations under this agreement of $882,000 and $914,000 are classified in the accompanying consolidated balance sheet in accounts payable and accrued expenses and other long-term liabilities, respectively. Interest associated with this financing arrangement has been imputed at our current estimated borrowing rate of 3.1%. During 2004, the Company incurred interest expense of $40,000 related to this agreement.

Total rental expense for the years ended December 31, 2004, 2003, and 2002 was approximately $16.1 million, $12.3 million, and $13.4 million, respectively.

The Company subleases office space under operating lease agreements expiring at various dates through 2009. The total future minimum rentals to be received under these noncancellable sublease agreements are as follows (in thousands):

Year	Amount
2005	$1,328
2006	1,132
2007	671
2008	697
2009	118
Thereafter	—

$3,946

(11)    Income Taxes

U.S. and international components of income (loss) from continuing operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2004	2003	2002
U.S.	$32,214	$(14,615)	$36,060
Foreign	37,106	7,360	3,247

Total	$69,320	$(7,255)	$39,307

The (benefit) provision for income taxes from continuing operations consists of the following, for the years ended December 31, (in thousands):

	2004	2003	2002
Current:
Federal	$557	$55	$5
State	—	—	—
Foreign	2,179	1,788	1,680

	$2,736	$1,843	$1,685

Deferred:
Federal	$(90,426)	$—	$—
State	(10,561)	—	—
Foreign	(742)	(4,430)	(495)

	$(101,729)	$(4,430)	$(495)

Total (benefit) provision	$(98,993)	$(2,587)	$1,190

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s (loss) income from continuing operations before income taxes as follows, for the years ended December 31, (in thousands):

	2004	2003	2002
Income tax expense (benefit) at federal statutory rate	$24,262	$(2,539)	$13,364
State taxes, net of federal tax effect	884	(508)	1,074
Goodwill amortization and other permanent differences	(150)	573	806
Changes in rates on deferred taxes	35	(2,659)	—
Impact of international operations	(10,054)	(985)	(128)
Research and development tax credit	(232)	816	(1,100)
Reserves on securities litigation	—	—	(1,836)
Change in valuation allowance	(113,738)	2,715	(10,990)

	$(98,993)	$(2,587)	$1,190

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2004	2003
Deferred tax assets, net:
Allowances and reserves	$883	$2,956
Net operating loss carryforwards	113,042	120,198
Deferred revenue adjustment	1,931	1,013
Amortization	13,038	15,984
Tax credit carryforwards	10,549	13,325
Restructuring and other	4,243	3,416

	143,686	156,892
Valuation allowance	(7,262)	(145,634)

Deferred tax assets, net of valuation allowance	136,424	11,258

Deferred tax liabilities:
Prepaid expenses and other	455	801
Depreciation	1,148	1,493
Deferred revenue adjustment	1,354	854
Capitalized software development costs	2,066	2,617

Total deferred tax liabilities	5,023	5,765

Total net deferred taxes	$131,401	$5,493

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes”, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2004 and an assessment of the Company’s expected future results of operations, during the third quarter of 2004, the Company determined that it is more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2004, the Company released a total of $125.4 million of its U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. As disclosed during the third quarter of 2004, an additional $3.8 million of the valuation allowance was released during the fourth quarter of 2004 as a result of the requirement under Accounting Principles Board (APB) No. 28 “Interim Financial Reporting” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred. The total valuation allowance release recorded as an income tax benefit in the Company’s consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million.

In total, the Company recorded a net $138.4 million decrease in the valuation allowance for the year ended December 31, 2004, including the valuation allowance release discussed above. The major components of the decrease in the valuation allowance is comprised of the following (in millions):

2004
Valuation allowance release included in the provision (benefit) for income taxes:	$107.4
Valuation allowance release included in additional paid-in capital:	21.8
Reduction in valuation allowance related to year-to-date operations prior to the valuation allowance release during the third quarter:	9.2

Total change in valuation allowance during 2004:	$138.4

The remaining valuation allowance as of December 31, 2004 primarily relates to certain foreign net operating loss carryforwards and domestic capital loss carryforward that we expect will expire unused.

The Company does not currently have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, we expect to accrue a deferred tax liability less any applicable foreign tax credits on undistributed foreign earnings at such time as we have cumulative undistributed foreign earnings and an excess of the financial reporting basis over the tax basis. Currently there is an excess of the tax basis over the financial reporting basis for which no deferred tax asset has been recorded.

The Company has foreign net operating loss carryforwards of $22.3 million, which begin to expire in 2007. The Company has domestic net operating loss carryforwards of $271.4 million, which will begin to expire in 2020. The Company has research and development tax credit carryforward tax assets of $3.7 million, which begin to expire in 2019 and $500,000 of alternate minimum tax (“AMT”) credit carryforward tax assets. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, and AMT tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The Company is currently in the process of analyzing AJCA and has not made a determination as to whether any actions will be taken as a result of this new law.

The AJCA also includes a qualified manufacturing deduction. At this time, the Company is evaluating the potential impact of this deduction on the Company’s 2005 financial condition and results of operations.

On February 21, 2004, the Company received notification from the Internal Revenue Service that its calendar year 2000 corporate income tax return had been selected for audit. On February 22, 2005, the Company received a letter from the IRS stating that the audit had been completed and closed, and that no adjustments had been made or were required to the return as originally filed.

(12)    Redeemable Convertible Preferred Stock

In 2001, the Company refinanced all but 650 shares of its outstanding series A redeemable convertible preferred stock by redeeming or exchanging the then remaining 11,850 shares of its series A preferred stock for $12.5 million in cash, 522,604 shares of class A common stock, plus an additional 34,243 shares of class A common stock for accrued and unpaid dividends, and series B, C, D and E redeemable convertible preferred stock with an aggregate stated value of $83.6 million.

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

Prior to the refinancing transactions, the Company accrued dividends on its outstanding shares of preferred stock in accordance with terms stipulated in the preferred stock agreements. For the year ended December 31, 2002, the Company accrued total dividends of $4.8 million, on all of its series of preferred stock. During the year ended December 31, 2002, the Company paid aggregate preferred stock dividends valued at $6.8 million through the issuance of 492,058 shares of class A common stock in lieu of cash.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, for the years ended December 31, 2002, the Company recorded accretion on its preferred stock of $1.3 million, to accrete the carrying value of its series B and C preferred stock to its stated value and to accrete the carrying value of the beneficial conversion feature on its series D preferred stock.

As the Company had no outstanding shares of preferred stock in 2003 and 2004, the Company did not accrue any preferred stock dividends during the years ended December 31, 2003 and 2004, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Basic and Diluted (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, (in thousands, except per share data):

	2004			2003			2002
	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net (loss) income from continuing operations	$168,313			$(4,668)			$38,117
Gain (loss) from discontinued operations	—			765			—

Net (loss) income	168,313			(3,903)			38,117
Dividends and accretion on series A, B, C and D convertible preferred stock and beneficial conversion feature on series F convertible preferred stock	—			—			(6,874)
Net gain on refinancing of series A redeemable convertible preferred stock	—			—			—
Net gain on refinancing of series B, C and D convertible preferred stock	—			—			36,135
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—			—			—

Net (loss) income attributable to common stockholders	168,313			(3,903)			67,378
Effect of common stock and participating convertible securities:
Weighted average shares of class A common stock	—	12,661		—	11,200		—	6,469
Weighted average shares of class B common stock	—	3,394		—	3,604		—	4,619
Series A preferred stock	—	—		—	—		327	160
Series B preferred stock	—	—		—	—		(15,311)	159
Series C preferred stock	—	—		—	—		(12,054)	95
Series D preferred stock	—	—		—	—		(2,992)	174

Basic (loss) earnings per share	168,313	16,055	$10.48	(3,903)	14,804	$(0.26)	37,348	11,676	$3.20

Effect of dilutive securities:
Employee stock options	—	1,064		—	—		—	155
Series F preferred stock	—	—		—	—		—	155

Diluted (loss) earnings per share	$168,313	17,119	$9.83	$(3,903)	14,804	$(0.26)	$37,348	11,986	$3.12

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee stock options of 858,227 were excluded from the diluted loss per share calculation for the year ended December 31, 2003 respectively, because their effect would have been anti-dilutive.

(14)    Stockholders’ Equity

(a)  Stock Plans

In February 1996, MicroStrategy adopted the 1996 Stock Plan in order to provide an incentive to eligible employees and officers of MicroStrategy. A total of 1,228,266 shares of class A common stock are reserved under the 1996 Stock Plan, as amended. As of December 31, 2004, options to purchase 1,533,964 shares have been granted, of which 730,381 have been canceled. As of December 31, 2004, 424,683 shares were available for grant under the 1996 Stock Plan; however, the Company does not anticipate making any future stock option grants under this plan.

In March 1997, MicroStrategy adopted the 1997 Stock Option Plan for French Employees, which provides for the granting of options to purchase shares of the Company’s class A common stock to employees of MicroStrategy France SARL, the Company’s French subsidiary. A total of 80,000 shares of class A common stock are reserved under the 1997 Stock Option Plan for French Employees, as amended. As of December 31, 2004, options to purchase 55,887 shares have been granted, of which 26,883 have been canceled. The term of the 1997 Stock Option Plan for French Employees expired in 2002. Accordingly, as of December 31, 2004, no shares were available for grant under the 1997 Stock Option Plan for French Employees.

In September 1997, MicroStrategy adopted the 1997 Director Option Plan, which provides for grants of nonqualified stock options to non-employee directors of MicroStrategy. A total of 44,000 shares of class A common stock are reserved under the 1997 Director Option Plan, as amended. As of December 31, 2004, options to purchase 44,000 shares have been granted, of which 13,200 have been canceled. As of December 31, 2003, no shares were available for grant under the 1997 Director Option Plan. The Company is no longer issuing options under this plan.

In April 1999, MicroStrategy adopted the 1999 Stock Option Plan, which provides for grants of stock options to eligible employees, officers and directors of MicroStrategy. As of December 31, 2004, a total of 3,850,000 shares of class A common stock were reserved under the 1999 Stock Option Plan, as amended. As of December 31, 2004, options to purchase 3,812,283 shares have been granted, of which 1,591,869 have been canceled. As of December 31, 2004, 1,629,586 shares were available for grant under the 1999 Stock Option Plan.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

		Price per Share		Options Exercisable
	Shares	Range	Weighted Average	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	1,797	$2.50 – 3,130.00	$159.72	534	$203.89
Granted	385	4.70 – 33.60	8.90
Exercised	(47)	2.50 – 31.50	11.04
Canceled	(450)	2.50 – 3,130.00	186.69

Balance, December 31, 2002	1,685	2.50 – 3,130.00	116.11	600	$159.88
Granted	1,172	16.85 – 50.57	21.38
Exercised	(194)	2.50 – 40.70	17.76
Canceled	(226)	11.91 – 1,800.63	138.37

Balance, December 31, 2003	2,437	2.50 – 3,130.00	78.96	667	$171.58
Granted	16	61.15 – 61.15	61.15
Exercised	(242)	2.50 – 60.00	19.84
Canceled	(242)	4.70 – 2,267.50	78.15

Balance, December 31, 2004	1,969	$2.50 – 3,130.00	$86.21	897	$150.37

Options Outstanding at December 31, 2004				Options Exercisable at December 31, 2004
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.50 – 5.00	158	7.3	$4.68	72	$4.66
5.01 – 10.00	12	4.9	7.34	6	7.07
10.01 – 20.00	62	4.3	12.97	45	12.76
20.01 – 35.00	1,232	7.5	21.81	329	23.47
35.01 – 60.00	69	5.4	45.15	49	45.76
60.01 – 125.00	61	4.3	94.07	55	95.11
125.01 – 250.00	223	4.4	201.75	212	202.95
250.01 – 500.00	116	5.2	392.09	96	392.72
500.01 – 1,000.00	16	4.5	782.06	15	784.44
1,000.01 – 3,130.00	20	4.7	1,460.32	18	1,466.33

	1,969	6.7	$86.21	897	$150.37

During 1998, MicroStrategy adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 80,000 shares of class A common stock for issuance under the Purchase Plan, subject to annual increases. As of December 31, 2004, a total of 200,000 shares of class A common stock were reserved for issuance under the Purchase Plan. The Purchase Plan became effective upon the completion of the MicroStrategy’s initial public offering. The Purchase Plan permits eligible employees to purchase up to 100 shares of class A common stock through payroll deductions of up to 10%, not to exceed $15,000 per year, of the employee’s compensation at a price equal to 85% of the fair market value of the class A common stock at either the beginning or the end of each offering period, whichever is lower. As of December 31, 2004, 172,280 shares have been issued under the plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Company’s majority-owned subsidiary, Alarm.com, adopted the 2003 Stock Incentive Plan, which provides for grants of stock options to eligible employees, officers and non-employees of Alarm.com. A total of 10,000 shares of Alarm.com class A common stock are reserved under the 2003 Stock Incentive Plan. As of December 31, 2004, options to purchase 5,500 shares have been granted to employees of Alarm.com. As of December 31, 2004, 4,500 shares are available for grant under the 2003 Stock Incentive Plan.

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

A summary of the status of the 2003 Stock Incentive Plan of Alarm.com is presented (in thousands, except per share data):

	Shares	Weighted Average Exercise Price per Share
Balance, December 31, 2002	—	$—
Granted	5,500	12.00
Exercised	—	—
Canceled	—	—

Balance, December 31, 2003	5,500	12.00
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance, December 31, 2004	5,500	$12.00

All options outstanding under the 2003 Stock Incentive Plan were granted at the then determined per share fair value at the date of grant of $12.00. These options will expire if not exercised by December 2013 and the weighted average remaining contractual life of the options outstanding at December 31, 2004 is approximately 9.0 years.

(b)  Litigation Settlement

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Additional Paid In Capital

As a result of the realization of deferred tax assets related to stock option exercises, the Company recorded an increase of $23.7 million in additional paid in capital in 2004. Of the $23.7 million, $21.8 million relates to the release of the Company’s deferred tax asset valuation allowance during the third quarter of 2004, and $1.9 million relates to stock option exercises during the fourth quarter of 2004.

(d)  Treasury Stock

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

(15)    Employee Benefit Plan

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

(16)    Segment Information

The Company operates in one significant business segment—business intelligence software and services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Domestic	International	Consolidated
Year ended December 31, 2004
Total license and service revenues	$137,047	$94,161	$231,208
Long-lived assets	21,344	3,252	24,596
Year ended December 31, 2003
Total license and service revenues	$115,794	$59,783	$175,577
Long-lived assets	19,061	2,729	21,790
Year ended December 31, 2002
Total license and service revenues	$94,682	$53,145	$147,827
Long-lived assets	22,735	2,090	24,825

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. For the years ended, December 31, 2004, 2003, and 2002, no individual foreign country accounted for 10% or more of consolidated total revenues.

Transfers relating to intercompany software fees from international to domestic operations of $44.2 million, $23.2 million and $20.1 million for 2004, 2003 and 2002, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2004, 2003, and 2002, no individual customer accounted for 10% or more of consolidated total revenues.

(17)    Restructuring and Impairment Charges

During 2001, the Company adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of its workforce and a consolidation of its multiple Northern Virginia facilities into a single location in McLean, Virginia.

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

Amounts related to the estimated sublease losses associated with exiting facilities and terminations of computer and equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of office space that the Company does not occupy with the following expiration dates: 46,000 square feet expire in August 2006, and 31,000 square feet expire in February 2009. Of the 77,000 square feet of office space that the Company does not occupy, all has been subleased as of December 31, 2004. The accrued restructuring costs as of December 31, 2004 of $3.7 million primarily represented losses associated with idle real estate. At December 31, 2004, the Company had $6.8 million in gross lease obligations and $777,000 of estimated commissions, concessions and other costs, partially offset by $3.9 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to sublet the remaining vacant office space on the estimated terms. Except for estimated sublease losses and other facility closing costs and computer and equipment leases, the restructuring plans have been substantially completed.

The following table sets forth a summary of the accrued restructuring costs and impairment charges as of December 31, 2004 (in thousands):

	Accrued Restructuring Costs at December 31, 2003	2004 Cash Payments	Accrued Restructuring Costs at December 31, 2004
Estimated sublease losses and other facility closing costs	$6,054	$(2,434)	$3,620
Terminations of computer and equipment leases	89	(41)	48

Total restructuring and impairment charges	$6,143	$(2,475)	$3,668

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, unpaid amounts of $1.8 million and $1.9 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet.

In connection with a periodic assessment of the carrying value of long-lived assets, the Company concluded that the products derived from its Teracube intangible asset, which had been acquired in 1999 in connection with the purchase of intellectual property and other tangible and intangible assets relating to NCR Corporation’s Teracube project, would not generate sufficient cash flow to support its carrying value. Accordingly, the Company recorded an impairment charge of $12.2 million in 2001 to write-down that intangible asset to its fair value. During 2002, the Company updated its periodic assessment of the carrying value of its Teracube intangible asset and determined it would not generate sufficient cash flow to support any carrying value. Accordingly, during 2002, the Company recorded an additional impairment charge of $1.4 million to write-off the remaining Teracube intangible asset.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2004
Revenues	$49,106	$49,884	$60,626	$71,592	$231,208
Gross profit	41,351	41,745	52,124	63,117	198,337
Net income	10,379	11,427	121,989	24,518	168,313
Basic earnings per share	0.65	0.71	7.60	1.52	10.48
Weighted average shares outstanding used in computing basic earnings per share	16,010	16,056	16,053	16,103	16,055
Diluted earnings per share	0.60	0.67	7.22	1.43	9.83
Weighted average shares outstanding used in computing diluted earnings per share	17,253	17,128	16,903	17,195	17,119
2003
Revenues	$37,435	$43,633	$42,837	$51,672	$175,577
Gross profit	30,687	36,475	36,045	44,385	147,592
Net income (loss) from continuing operations	665	2,296	(24,358)	16,729	(4,668)
Net income (loss)	665	2,296	(24,358)	17,494	(3,903)
Net income (loss) attributable to common stockholders	665	2,296	(24,358)	17,494	(3,903)
Basic earnings (loss) per share:
Continuing operations	0.05	0.16	(1.59)	1.05	(0.31)
Discontinued operations	—	—	—	0.05	0.05
Net income attributable to common stockholders	0.05	0.16	(1.59)	1.10	(0.26)
Weighted average shares
outstanding used in computing basic earnings (loss) per share	13,788	14,088	15,359	15,950	14,804
Diluted earnings (loss) per share:
Continuing operations	0.05	0.15	(1.59)	0.98	(0.31)
Discontinued operations	—	—	—	0.04	0.05
Net income (loss) attributable to common stockholders	0.05	0.15	(1.59)	1.02	(0.26)
Weighted average shares
outstanding used in computing diluted earnings (loss) per share	14,056	14,940	15,359	17,152	14,804

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ MICHAEL J. SAYLOR
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/S/ ARTHUR S. LOCKE, III Arthur S. Locke, III	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	March 15, 2005

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	March 15, 2005

/S/ F. DAVID FOWLER F. David Fowler	Director	March 15, 2005

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	March 15, 2005

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	March 15, 2005

/S/ STUART B. ROSS Stuart B. Ross	Director	March 15, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

For the years ended December 31, 2004, 2003, and 2002

(in thousands)

Allowance for doubtful accounts

	Balance at the beginning of the period	Additions(1)	Deductions	Balance at the end of the period
31-Dec-04	2,504	290	(729)	2,065
31-Dec-03	3,652	171	(1,319)	2,504
31-Dec-02	7,109	(216)	(3,241)	3,652

(1)	Reductions in/charges to revenues and expenses

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.3

1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4

Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5

1998 Employee Stock Purchase Plan of the registrant (filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.6

Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.7

Form of Stock Option Agreement entered into by non-employee directors under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.8

Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

Exhibit Number	Description
10.9

Stock Option Agreement, dated July 26, 2002, between Eric F. Brown and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.10

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

10.16

Stock Option Agreement, dated July 26, 2002, between Eduardo S. Sanchez and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.17	Summary of Compensation for Named Executive Officers.*

10.18	Summary of Compensation for Non-employee Directors.*

10.19

Sublease Agreement, dated February 25, 2005, by and between the Company and Alcantara LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 25, 2005 and incorporated by reference herein).*

10.20

Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.21

First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

Exhibit Number	Description
10.22

Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

21.1	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.