Form 10-Q
period 2005-03-31
MICROSTRATEGY INC
filed 2005-05-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on May 1, 2005 was 12,902,757 and 3,394,399, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,239	$68,314
Restricted cash and investments	6,225	1,210
Short-term investments	68,385	37,816
Accounts receivable, net	27,903	40,917
Prepaid expenses and other current assets	6,085	6,337
Deferred tax assets, net	20,417	20,583

Total current assets	192,254	175,177

Property and equipment, net	15,086	16,096
Capitalized software development costs, net	5,518	5,479
Long-term investments	26,370	26,365
Deposits and other assets	2,831	3,021
Deferred tax assets, net	108,966	110,818

Total assets	$351,025	$336,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,955	$18,906
Accrued compensation and employee benefits	17,634	25,292
Accrued restructuring costs	1,750	1,762
Deferred revenue and advance payments	52,005	43,674

Total current liabilities	85,344	89,634

Deferred revenue and advance payments	1,314	1,681
Other long-term liabilities	3,207	3,157
Accrued restructuring costs	1,553	1,906

Total liabilities	91,418	96,378

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, par value $0.001 per share, 4,971 shares authorized, no shares issued or outstanding	—	—
Class A common stock, par value $0.001 per share, 330,000 shares authorized, 12,968 shares issued and 12,900 shares outstanding, and 12,841 shares issued and 12,773 outstanding, respectively	13	13
Class B common stock, par value $0.001 per share, 165,000 shares authorized, 3,394 and 3,394 shares issued and outstanding, respectively	3	3
Additional paid-in capital	421,718	417,287
Treasury stock, at cost; 68 and 68 shares, respectively	(2,331)	(2,331)
Accumulated other comprehensive income	2,751	3,206
Accumulated deficit	(162,547)	(177,600)

Total stockholders’ equity	259,607	240,578

Total liabilities and stockholders’ equity	$351,025	$336,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product licenses	$21,811	$18,811
Product support and other services	38,175	30,295

Total revenues	59,986	49,106

Cost of revenues:
Product licenses	1,277	844
Product support and other services	7,416	6,911

Total cost of revenues	8,693	7,755

Gross profit	51,293	41,351

Operating expenses:
Sales and marketing	17,234	16,406
Research and development	7,218	6,730
General and administrative	8,352	7,953
Amortization of intangible assets	18	18

Total operating expenses	32,822	31,107

Income from operations	18,471	10,244
Financing and other income:
Interest income	872	115
Interest expense	(15)	(14)
Gain on investments	18	—
Other income, net	258	806

Total financing and other income	1,133	907

Income before income taxes	19,604	11,151
Provision for income taxes	4,551	772

Net income	$15,053	$10,379

Basic earnings per share	$0.93	$0.65

Diluted earnings per share	$0.89	$0.60

Basic weighted average shares outstanding	16,224	16,010

Diluted weighted average shares outstanding	16,965	17,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$15,053	$10,379
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	2,373	2,061
Bad debt (recovery) expense	(134)	306
Deferred taxes	3,836	248
Discount amortization on short-term and long-term investments	(284)	—
Other, net	(14)	8
Changes in operating assets and liabilities:
Accounts receivable	12,037	7,268
Prepaid expenses and other current assets	214	423
Deposits and other assets	144	152
Accounts payable and accrued expenses, compensation and employee benefits	(11,004)	(3,966)
Accrued restructuring costs	(385)	(610)
Deferred revenue and advance payments	8,611	8,809
Other long-term liabilities	50	(17)

Net cash provided by operating activities	30,497	25,061

Investing activities:
Proceeds from maturities of short-term investments	19,000	—
Purchases of short-term investments	(49,293)	—
Purchases of property and equipment, net	(537)	(2,019)
Capitalized software development costs	(926)	(418)
Increase in restricted cash and investments	(5,061)	(1)

Net cash used in investing activities	(36,817)	(2,438)

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,407	1,904

Net cash provided by financing activities	2,407	1,904
Effect of foreign exchange rate changes on cash and cash equivalents	(1,162)	(123)

Net (decrease) increase in cash and cash equivalents from continuing operations	(5,075)	24,404
Net cash received from discontinued operations	—	35

Net (decrease) increase in cash and cash equivalents	(5,075)	24,439
Cash and cash equivalents, beginning of period	68,314	51,882

Cash and cash equivalents, end of period	$63,239	$76,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2004, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair statement of such financial position and results of operations have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. The Company does not believe that adoption of FIN 47 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance for the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives specified under SFAS No. 123R. The Company anticipates that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial statements. The Company is currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law in the United States. Among other things, the AJCA includes a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction which may be applicable software companies such as MicroStrategy.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2004, the FASB issued Staff Position No. 109-1 (“FSP No. 109-1”), “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

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

Under FSP No. 109-2, the FASB determined that a deferred tax liability must be recognized for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to the end of the fiscal year for many companies and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to the requirements of SFAS No. 109 by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that an amount of earnings will be repatriated, the associated tax liability must be recognized in that period.

The Company is currently in the process of analyzing the AJCA and has not made a determination as to whether any actions will be taken as a result of this new law. The AJCA, FSP No. 109-1, and FSP No. 109-2 did not have a material impact on the Company’s financial condition or results of operations during the first quarter of 2005.

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted $5.1 million in cash to secure existing letters of credit issued by the bank in favor of the Company. These letters of credit are used as security deposits for certain of the Company’s office leases including the office lease for its corporate headquarters. Under the security agreement, the Company may invest the $5.1 million of cash collateral in certain permitted investments. As of March 31, 2005, $4.9 million of the $5.1 million of cash collateral is invested in short-term U.S. Treasury bills. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding the U.S. Treasury bills, the Company has classified these investments as held-to-maturity and has accounted for these investments at amortized cost. The $5.1 million posted by the Company to secure existing letters of credit is classified as restricted cash and investments on the accompanying balance sheet.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s restricted cash and investments were comprised of the following as of (in thousands):

	March 31, 2005	December 31, 2004
Cash and investments securing letters of credit:
Cash	$118	$—
Short-term U.S. Treasury bills	4,942	—

Total cash and investments securing letters of credit:	5,060	—
Other restricted cash	1,165	1,210

Total restricted cash and investments	$6,225	$1,210

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	March 31, 2005	December 31, 2004
Billed and billable	$56,848	$82,748
Less: billed and unpaid deferred revenue	(27,152)	(39,766)

	29,696	42,982
Less: allowance for doubtful accounts	(1,793)	(2,065)

	$27,903	$40,917

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Investments

The Company’s short-term and long-term investments consisted of the following as of (in thousands):

			March 31, 2005		December 31, 2004
	Purchase Date	Maturity Date	Carrying Value	Cost	Carrying Value	Cost
Short-term:
U.S. Treasury Bill	12/10/2004	2/10/2005	$—	$—	$9,478	$9,466
U.S. Treasury Bill	12/10/2004	3/10/2005	—	—	9,461	9,448
U.S. Treasury Bill	12/10/2004	4/14/2005	9,492	9,425	9,438	9,425
U.S. Treasury Bill	12/10/2004	5/12/2005	9,476	9,409	9,422	9,409
U.S. Treasury Bill	2/17/2005	8/18/2005	9,896	9,863	—	—
U.S. Treasury Bill	3/8/2005	9/1/2005	19,753	19,714	—	—
U.S. Treasury Bill	3/9/2005	9/1/2005	19,753	19,716	—	—
Marketable equity securities			15	100	17	100

Total Short-term			$68,385	$68,227	$37,816	$37,848

Long-term:
U.S. Treasury Note	6/30/2004	6/30/2006	$26,370	$26,353	$26,365	$26,353

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company has classified the investments in the U.S. Treasury bills and the U.S. Treasury note as held-to-maturity and has accounted for these investments at amortized cost.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31, 2005	December 31, 2004
Current:
Deferred product revenue	$2,073	$5,863
Deferred product support and other services revenue	75,837	76,989

	77,910	82,852
Less: billed and unpaid deferred revenue	(25,905)	(39,178)

	$52,005	$43,674

Non-current:
Deferred product revenue	$330	$290
Deferred product support and other services revenue	2,231	1,979

	2,561	2,269
Less: billed and unpaid deferred revenue	(1,247)	(588)

	$1,314	$1,681

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company’s trade secrets and confidential information and soliciting the Company’s employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that the Company’s products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case has been remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice the Company’s lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on the Company’s claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. The Company filed its opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. The Company filed its reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied the Company’s motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, the Company filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to the Company relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). The Company is seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Discovery has begun and trial is scheduled for May 2006.

The outcome of the legal proceedings described above is uncertain, and, as such, the Company is currently unable to estimate a potential range of gain or loss, if any, related to these proceedings. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(b) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Income Taxes

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes”, the Company did not have sufficient history of taxable income to

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2004 and an assessment of the Company’s expected future results of operations, during the third quarter of 2004, the Company determined that it is more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the third and fourth quarters of 2004, the Company released a total of $129.2 million of its U.S. and Canadian deferred tax asset valuation allowance. Of the $129.2 million, $107.4 million of the valuation release was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	March 31, 2005	December 31, 2004
Deferred tax assets, net	$136,068	$138,663
Valuation allowance	(6,685)	(7,262)

Deferred tax assets, net	$129,383	$131,401

Short-term deferred tax assets	$20,417	$20,583
Long-term deferred tax assets	108,966	110,818

Total deferred tax assets	$129,383	$131,401

The remaining valuation allowance as of March 31, 2005 primarily relates to certain domestic capital loss carryforwards and foreign net operating loss carryforwards that the Company expects will expire unused.

In determining the Company’s net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the Company’s projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward period.

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2005 and applied that rate to its income before income taxes in determining its provision for income taxes for the interim period. Accordingly, for the three-month period ended March 31, 2005, the Company’s consolidated annualized effective tax rate was approximately 23%.

(9) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s comprehensive income consisted of the following as of (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$15,053	$10,379
Foreign currency translation adjustment	(455)	(746)

Comprehensive income	$14,598	$9,633

(10) Earnings per Share and Pro Forma Earnings per Share

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

(b) Pro forma basic and diluted earnings per share

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance for the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives specified under SFAS No. 123R. The Company anticipates that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial statements. The Company is currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

As all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and because the Company measures compensation expense based upon the intrinsic value method pursuant to APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123R, the Company’s net income would have been adjusted to the pro forma amounts presented below, for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per share data):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$15,053	$10,379
Stock-based employee compensation expense under fair value based method, net of tax (1)	(978)	(3,139)

Pro forma net income, net of tax	$14,075	$7,240

Basic earnings per share, as reported	$0.93	$0.65

Diluted earnings per share, as reported	$0.89	$0.60

Basic earnings per share, pro forma	$0.87	$0.45

Diluted earnings per share, pro forma	$0.83	$0.42

(1)	For the first quarter of 2004 there is no tax impact on the pro forma stock-based employee compensation expense because the Company’s net deferred tax assets were fully offset by a valuation allowance. During the third and fourth quarters of 2004, the Company released substantially all of the Company’s valuation allowance. Accordingly, the pro forma stock-based employee compensation expense related to the first quarter of 2005 is shown net of tax of approximately $592,000 using a combined domestic federal and state effective tax rate of 37.7%.

The fair value of each option in the pro forma analysis shown above is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the three months ended March 31, 2004 under MicroStrategy’s stock option plans: volatility factor of 50%, risk-free interest rate of 3%, weighted-average expected life of 5 years, and no dividend yields. No stock options were granted under MicroStrategy’s stock option plans during the three months ended March 31, 2005.

The following assumptions were used for shares issued during the three months ended March 31, 2005 and 2004, respectively, under MicroStrategy’s employee stock purchase plan: volatility factors of 66% and 50%, risk-free interest rates of 4% and 3%, weighted-average expected life of 6 months, and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during the three months ended March 31, 2005 and 2004 were $0 and $28.64 per share, respectively.

(11) Segment Information

The Company operates in one significant business segment – business intelligence. The Company’s total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, consisted of the following according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended March 31, 2005
Total license and service revenues	$34,546	$25,440	$59,986
Long-lived assets	20,337	3,098	23,435
Three Months Ended March 31, 2004
Total license and service revenues	$28,128	$20,978	$49,106
Long-lived assets	19,240	2,769	22,009

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other countries. For the three months ended March 31, 2005, Germany accounted for 10.7% of total consolidated revenues. No other individual foreign country accounted for 10% or more of total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Transfers relating to intercompany software fees from international to domestic operations of $11.4 million and $10.3 million for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three months ended March 31, 2005, no individual customer accounted for 10% or more of the Company’s total consolidated revenues. For the three months ended March 31, 2004, one large retail customer in the United Kingdom accounted for approximately 10% of the Company’s total consolidated revenues.

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

The following table sets forth a summary of accrued restructuring costs (in thousands):

	Accrued Restructuring Costs at December 31, 2004	Q1 2005 Cash Payments	Accrued Restructuring Costs at March 31, 2005
Estimated sublease losses and other facility closing costs	$3,620	$(359)	$3,261
Terminations of equipment leases	48	(6)	42

Total accrued restructuring costs	$3,668	$(365)	$3,303

As of March 31, 2005, unpaid amounts of $1.8 million and $1.6 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, the Company has approximately 77,000 square feet of office space that is not occupied by the Company with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. As of March 31, 2005, the Company had subleased all 77,000 square feet of office space that is not occupied by the Company. The accrued restructuring costs as of March 31, 2005 of $3.3 million primarily represented losses associated with office space that is not occupied by the Company. As of March 31, 2005, the Company had $6.2 million in gross lease obligations and $730,000 in estimated related costs, partially offset by $3.6 million in estimated gross sublease income recoveries during the remaining lease terms. The Company estimated its sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, lease obligations to landlords, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if the Company is unable to continue to sublet office space that is not occupied by the Company on the estimated terms. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

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

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business more effectively. Our software delivers this critical information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. MicroStrategy does not have any ownership interest in any special purpose entities that are not wholly-owned and consolidated subsidiaries of MicroStrategy. Additionally, MicroStrategy does not have any material related party transactions as defined under SFAS No. 57, “Related Party Disclosures.”

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, restructuring and impairment charges, and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations as discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to our allowance for doubtful accounts, software development costs, various accrued expenses, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, there have been no significant changes to our critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended March 31,
	2005	2004
Statements of Operations Data
Revenues:
Product licenses	36.4%	38.3%
Product support and other services	63.6	61.7

Total revenues	100.0	100.0

Cost of revenues:
Product licenses	2.1	1.7
Product support and other services	12.4	14.1

Total cost of revenues	14.5	15.8

Gross profit	85.5	84.2

Operating expenses:
Sales and marketing	28.7	33.4
Research and development	12.0	13.7
General and administrative	13.9	16.2
Amortization of intangible assets	—	—

Total operating expenses	54.6	63.3

Income from operations	30.9	20.9
Financing and other income:
Interest income	1.5	0.2
Interest expense	—	—
Gain on investments	—	—
Other income, net	0.4	1.6

Total financing and other income	1.9	1.8

Income before income taxes	32.8	22.7
Provision for income taxes	7.6	1.6

Net income	25.2%	21.1%

Comparison of the three months ended March 31, 2005 and 2004

Revenues

Revenues. Total revenues consist of revenues derived from sales of product licenses and product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004	% Change
Revenues:
Product licenses	$21,811	$18,811	15.9%
Product support and other services	38,175	30,295	26.0%

Total revenues	$59,986	$49,106	22.2%

Product Licenses Revenues. The increase in product licenses revenues was primarily attributable to an increase in the volume of transactions, an increase in the number of product licenses transactions in excess of $500,000, and the impact of favorable foreign currency fluctuations as described further below. During the first quarter of 2005, we closed 395 license transactions as compared to 297 during the first quarter of 2004. Additionally, during the first quarter of 2005, we had seven product licenses transactions in excess of $500,000, including one transaction in excess of $1.0 million. In the same period in 2004, we had three product licenses transactions in excess of $500,000, including one international transaction that generated $3.5 million of product licenses revenues. In addition we introduced Microstrategy 7i Universal in June 2004 and Microstrategy 8, the latest version of our software platform, in February 2005. We believe these products have been well received by our customers and industry analysts. Product licenses revenues as a percentage of total revenues were 36.4% and 38.3% for the three months ended March 31, 2005 and 2004, respectively. The average size of our product license transactions and the number of high-dollar transactions may fluctuate on a period-to-period basis. Additionally, product licenses revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

Product Support and Other Services Revenues. The increase in product support and other services revenues was primarily the result of a 28.7% increase in revenues from technical support services and a 16.4% increase in revenues from consulting and education services. Revenues from technical support services have increased as a result of an ongoing increase in our installed base of software licenses under technical support contracts, an increase in the average rate charged for technical support, our high renewal rates for such contracts, an increase in technical support fees from customers that were underlicensed in prior periods, and the impact of favorable foreign currency fluctuations. Revenues from consulting and education services have increased along with the overall increase in revenues as new and existing customers seek support services for their use of MicroStrategy software. Additionally, fluctuations in foreign currencies have positively influenced revenues from consulting and education services. Product support and other services revenues as a percentage of total revenues were 63.6% and 61.7% for the three months ended March 31, 2005 and 2004, respectively. As a result of possible fluctuations in product licenses revenues discussed above, product support and other services revenues as a percentage of total revenues may fluctuate on a period-to-period basis and may vary significantly from the percentage of total revenues achieved in prior years.

International Revenues. International revenues are included in the amounts discussed above for product licenses and product support and other services revenues and are discussed separately within this paragraph.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004	% Change
International revenues:
Product licenses	$10,821	$10,069	7.5%
Product support and other services	14,619	10,909	34.0%

Total international revenues	$25,440	$20,978	21.3%

The increase in international product licenses revenues was primarily the result of a 2.3% increase in revenues, after adjusting for foreign currency fluctuations, and a 5.2% positive foreign currency impact. Although the average size of our international product licenses transactions decreased in the first quarter of 2005, as compared to the same period in 2004, the number of transactions increased. In addition, the first quarter of 2004 included one transaction that generated $3.5 million in product licenses revenues.

International product support and other services revenues increased as a result of a 28.3% increase in revenues, after adjusting for foreign currency fluctuations, and a 5.7% positive foreign currency impact. The increase was attributable to a 31.6% increase in revenues from technical support services and a 21.0% increase in revenues from consulting and education services. As a percentage of total revenues, international revenues were 42.4% and 42.7% for the three months ended March 31, 2005 and 2004, respectively. Foreign currency impacts generally fluctuate over time, and accordingly, the same volume of license transactions and support services in a future period may result in lower reported earnings if future foreign currency impacts are less favorable than those experienced in previous periods. We anticipate that international revenues will continue to account for a significant portion of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels.

Costs and Expenses

The following table sets forth total cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004	% Change
Cost of Revenues:
Product licenses	$1,277	$844	51.3%
Product support and other services	7,416	6,911	7.3%

Total cost of revenues	$8,693	$7,755	12.1%

Cost of Product Licenses Revenues. Cost of product licenses revenues consists primarily of the costs of domestic amortization of capitalized software development costs, product manuals, media, and royalties paid to third-party software vendors. Amortization of domestic capitalized software development costs was $888,000 and $560,000 during the three months ended March 31, 2005 and 2004, respectively. As a percentage of product licenses revenues, cost of product licenses revenues was 5.9% and 4.5% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of product licenses revenues in the first quarter of 2005, as compared to the first quarter of 2004, was primarily due to an increase in amortization of capitalized software development costs related to the release of Microstrategy 7i Universal in June 2004 and MicroStrategy 8 in February 2005. Our cost of product licenses revenues could increase further with the development and addition of new products to our product line.

Cost of Product Support and Other Services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support and education. Cost of product support and other services as a percentage of product support and other services revenues was 19.4% and 22.8% for the three months ended March 31, 2005 and 2004, respectively. The decrease in cost of product support and other services as a percentage of product support and other services revenues was attributable to the growth of technical support services revenues at a rate of 28.7% while the related costs to perform these services only increased at a rate of 2.7%. The overall increase in cost of product support and other services was primarily due to a 6.3% increase in staffing levels of our product support and other services personnel, which included 239 employees worldwide as of March 31, 2005, and a 1.9% unfavorable foreign currency effect.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended March 31,
	2005	2004	% Change
Operating expenses:
Sales and marketing	$17,234	$16,406	5.0%
Research and development	7,218	6,730	7.3%
General and administrative	8,352	7,953	5.0%
Amortization of intangible assets	18	18	—

Total operating expenses	$32,822	$31,107	5.5%

Sales and Marketing Expenses. Sales and marketing expenses include personnel costs, commissions, bonuses, and costs of office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. As a percentage of total revenues, sales and marketing expenses declined to 28.7% from 33.4% for the three months ended March 31, 2005 and 2004, respectively, as a result of revenues increasing at a higher rate than sales and marketing expenses. The increase in sales and marketing expenses in the first quarter of 2005, as compared to the same period in 2004, related to a 3.0% increase in costs and a 2.0% unfavorable impact from foreign currency fluctuations. Staffing levels for our sales and marketing personnel, which included 304 employees worldwide as of March 31, 2005, increased by approximately 9.4% in the first quarter of 2005, as compared to the first quarter of 2004. Sales and marketing expenses may continue to increase in 2005 if we continue to expand our sales force, and if we expand our product and service marketing programs.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment and other related costs. As a percentage of total revenues, research and development expenses declined to 12.0% in the first quarter of 2005 from 13.7% in the first quarter of 2004, as a result of total revenues growing at a higher rate than our research and development expenses.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Gross research and development expenses:
Core research and development activities	$7,734	$6,736
Non-core research and development activities	410	412
Capitalized software development costs	(926)	(418)

Research and development expenses	$7,218	$6,730

Amortization of capitalized software development costs included in cost of product licenses revenues	$888	$560

The increase in gross research and development expenses in the first quarter of 2005, as compared to the first quarter of 2004, was due primarily to increased staffing levels of our research and development personnel and higher variable incentive compensation costs. Staffing levels of our research and development personnel, which included 215 employees as of March 31, 2005, increased by approximately 7.7% in the first quarter of 2005, as compared to the first quarter of 2004. The increase in research and development expenses was partially offset by a $508,000 increase in capitalized software development costs.

During the three months ended March 31, 2005, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Equipment to be Sold, Leased, or Otherwise Marketed,” we capitalized $926,000 of software development costs associated with the development of Microstrategy 8, the latest version of our software platform. In February 2005, we released Microstrategy 8 for general availability and ceased capitalizing software development costs associated with this product. We capitalized $418,000 of software development costs related to Microstrategy 7i Universal during the three months ended March 31, 2004. Software development costs for a product are capitalized from the time that technological feasibility is reached until the general release of that product. We consider technological feasibility to be achieved when a product design and working model of the software product have been completed. These capitalized software costs are amortized over their respective useful lives of approximately three years.

As of March 31, 2005, our research and development engineering resources were allocated to the following major projects: 57% to our Microstrategy 8 product, 13% to our MicroStrategy 7i product, 7% to our non-core business units, Angel.com and Alarm.com, and 23% to on-going support of existing products and other research and development efforts. The allocation of our research and development resources is expected to change as project development efforts require, as current projects are completed and as new projects commence.

General and Administrative Expenses. General and administrative expenses include personnel and other costs of our finance, legal, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The increase in general and administrative expenses in the first quarter of 2005, as compared to the same period in 2004, was the result of a 4.2% increase in costs and a 0.8% unfavorable foreign currency impact. The increase in costs was due to a 19.6% increase in staffing levels of our general and administrative personnel, which included 180 employees worldwide as of March 31, 2005, partially offset by a decline in other costs. As a percentage of total revenues, general and administrative expenses declined to 13.9% from 16.2% for the three months ended March 31, 2005 and 2004, respectively, as a result of revenues increasing at a higher rate than general and administrative expenses.

Interest Income. Interest income increased from $115,000 during the first quarter of 2004 to $872,000 for the first quarter of 2005, primarily due to the increase in cash and investment balances.

Other Income, net. Other income, net includes gains and losses on foreign currency transactions primarily resulting from the strengthening of the British pound sterling and the Euro against the U.S. dollar, and the minority interest in our Alarm.com subsidiary.

Provision for income taxes. As of June 30, 2004, our U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, pursuant to SFAS No. 109, “Accounting for Income Taxes”, we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2004 and an assessment of our expected future results of operations, during the third quarter of 2004, we determined that it is more likely than not that we would be able to realize a substantial portion of our U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, during the third and fourth quarters of 2004, we released a total of $129.2 million of our U.S. and Canadian deferred tax asset valuation allowance. Of the $129.2 million, $107.4 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet.

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

The timing and manner in which we will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in our ownership. Currently, we expect to use the tax assets subject to Internal Revenue Code limitations within the carryforward period.

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, we have estimated our annual effective tax rate for the full fiscal year 2005 and applied that rate to our income before income taxes in determining its provision for income taxes for the interim period. Accordingly, for the three-month period ended March 31, 2005, the consolidated annualized effective tax rate was approximately 23%. Our provision for income taxes during the three months ended March 31, 2005 was $4.6 million, as compared to $772,000 during the three months ended March 31, 2004. The increase is primarily related to recognition of tax expense during the first quarter of 2005 related to the utilization of our net operating loss tax assets, whereas during the first quarter of 2004, our net operating loss tax assets were fully offset by a valuation allowance Of the $4.6 million in provision for income taxes for the first quarter of 2005, $3.8 million was related to deferred tax expense.

The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a global company with subsidiaries in fifteen countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. Among other things, the AJCA includes a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction which may be applicable to software companies such as MicroStrategy. We are currently in the process of analyzing the AJCA and have not made a determination as to whether any actions will be taken as a result of this new law.

Legal Proceedings and Contingencies. We are involved in lawsuits with Business Objects, S.A. and Business Objects Americas, Inc. relating to claims involving patent infringement and other intellectual property claims. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included below under “Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Accrued Restructuring Costs. During 2001, we adopted restructuring plans which included a strategic decision to focus operations on the business intelligence market, the elimination or reduction of speculative technology initiatives, a reduction of our workforce and a consolidation of our multiple Northern Virginia facilities into a single location in McLean, Virginia.

The following table sets forth a summary of accrued restructuring costs (in thousands):

	Accrued Restructuring Costs at December 31, 2004	Q1 2005 Cash Payments	Accrued Restructuring Costs at March 31, 2005
Estimated sublease losses and other facility closing costs	$3,620	$(359)	$3,261
Terminations of equipment leases	48	(6)	42

Total accrued restructuring costs	$3,668	$(365)	$3,303

As of March 31, 2005, unpaid amounts of $1.8 million and $1.6 million have been classified as current and long-term accrued restructuring costs, respectively, in the accompanying consolidated balance sheet. Amounts related to the estimated sublease losses associated with exiting facilities and terminations of equipment leases will be paid over the respective lease terms through February 2009. As a result of the restructuring, we have approximately 77,000 square feet of office space that we do not occupy with the following expiration dates: 46,000 square feet expire in August 2006 and 31,000 square feet expire in February 2009. As of March 31, 2005, we had subleased all 77,000 square feet of office space that we do not occupy. The accrued restructuring costs as of March 31, 2005 of $3.3 million primarily represented losses associated with office space that we do not occupy. As of March 31, 2005, we have $6.2 million in gross lease obligations and $730,000 in related costs, partially offset by $3.6 million in estimated gross sublease income recoveries during the remaining lease terms. We estimate our sublease losses based upon current information available relating to sublease commission costs, sub-tenant concession costs, sublease rental income, lease obligations to landlords, and the length of time expected to sublease excess space. Final amounts could differ from current estimates if we are unable to continue to sublet the office space that we do not occupy on the estimated terms. Except for estimated sublease losses and other facility closing costs and equipment leases, the restructuring plans have been substantially completed.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments primarily represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Aggregate deferred revenue and advance payments were $53.3 million, net of billed and unpaid deferred revenue, as of March 31, 2005, compared to $45.4 million as of December 31, 2004. The increase in deferred revenue and advance payments was primarily attributable to an ongoing increase in the number and value of technical support contracts associated with product license sales from our new and installed base of software licenses, an increase in the average rate charged for technical support and our high renewal rates of such contracts. Including billed and unpaid deferred revenue, we expect to recognize approximately $77.9 million of deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31, 2005	December 31, 2004
Current:
Deferred product revenue	$2,073	$5,863
Deferred product support and other services revenue	75,837	76,989

	77,910	82,852
Less: billed and unpaid deferred revenue	(25,905)	(39,178)

	$52,005	$43,674

Non-current:
Deferred product revenue	$330	$290
Deferred product support and other services revenue	2,231	1,979

	2,561	2,269
Less: billed and unpaid deferred revenue	(1,247)	(588)

	$1,314	$1,681

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Also during the three months ended March 31, 2005, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of March 31, 2005 and December 31, 2004, respectively. We do not expect that the revenue from the multi-year arrangements entered into in the three months ended March 31, 2005 will constitute a substantial percentage of our projected total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term investments, and on-going collection of our accounts receivable. On March 31, 2005 and December 31, 2004, we had $158.0 million and $132.5 million, respectively, in cash, cash equivalents, and short-term and long-term investments. On March 31, 2005 and December 31, 2004, we had $27.9 million and $40.9 million of accounts receivable, respectively.

On March 15, 2005, we terminated our revolving line of credit. On the same date, we entered into a security agreement with a bank under which we posted $5.1 million in cash to secure existing letters of credit issued by the bank in our favor. These letters of credit are used as security deposits for certain of our office leases including the office lease for our corporate headquarters. Under the security agreement, we may invest the $5.1 million of cash collateral in certain permitted investments. As of March 31, 2005, $4.9 million of the $5.1 million of cash collateral is invested in short-term U.S. Treasury bills.

On July 27, 2004, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of $35.0 million of our class A common stock from time to time in the open market or in privately negotiated transactions (the “Share Repurchase Program”). On April 26, 2005, the Board of Directors modified the Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we are authorized to repurchase. The Share Repurchase Program will be funded using our working capital and may be suspended or discontinued at any time.

The following are our contractual obligations associated with our restructuring plans and lease commitments for the periods indicated (in thousands):

	Twelve months ending March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Restructuring-related obligations, net (1)	$1,750	$824	$386	$343	$—	$—	$3,303
Operating leases	10,534	9,113	8,088	7,570	7,196	3,649	46,150

Total contractual cash obligations	$12,284	$9,937	$8,474	$7,913	$7,196	$3,649	$49,453

(1)	Restructuring-related lease obligations include estimated related costs associated with marketing office space that we do not occupy for sublease of $730,000 and are reflected net of estimated sublease income recoveries of $3.6 million. Total gross restructuring-related lease obligations are $6.2 million. We may incur additional charges and expend more cash than currently expected if we are unable to sublet office space that we do not occupy on the estimated terms.

Operating Activities

Net cash provided by operating activities was $30.5 million and $25.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operating activities was primarily attributable to an improvement in operating results, a reduction in accounts receivable resulting from improved cash collections from customers and an increase in deferred revenue balances, partially offset by a reduction in accounts payable, accrued expenses and accrued compensation.

Investing Activities

Net cash used in investing activities was $36.8 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash used in investing activities during the first quarter of 2005 was attributable to purchases of short-term investments of $49.3 million, an increase in capitalized software development costs of $508,000, and an increase in restricted cash and investments of $5.1 million used to secure letters of credit, as noted above. This increase was offset by proceeds received from the maturities of short-term investments of $19.0 million, and a decrease in capital expenditures. We expect to continue to invest in different classes of short-term and long-term investments and property and equipment to appropriately support our future growth and to continue to maintain and enhance our current infrastructure.

Financing Activities

Net cash provided by financing activities was $2.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The change was attributable to an increase in proceeds from the sale of our class A common stock under our employee stock purchase plan and the exercise of employee stock options.

Off-balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2005 and 2004, respectively. As such, off-balance sheet arrangements have had no impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed below under “Risk Factors.”

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. We do not believe that adoption of FIN 47 will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance for the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, we are required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives specified under SFAS No. 123R. We anticipate that the adoption of SFAS No. 123R will have a significant impact on our financial statements. We are currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law in the United States. Among other things, the AJCA includes a temporary incentive for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction which may be applicable to software companies such as MicroStrategy.

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

Under FSP No. 109-2, the FASB determined that a deferred tax liability must be recognized for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that the such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to the end of the fiscal year for many companies and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to SFAS No. 109’s requirements by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that an amount of earnings will be repatriated, the associated tax liability must be recognized in that period.

We are currently in the process of analyzing the AJCA and have not made a determination as to whether any actions will be taken as a result of this new law. The AJCA, FSP No. 109-1, and FSP No. 109-2 did not have a material impact on our financial condition or results of operations during the three months ended March 31, 2005.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the fiscal year ended December 31, 2004 and the three months ended March 31, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of March 31, 2005, our accumulated deficit was $162.5 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a favorable impact on our results for the three months ended March 31, 2005;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products in the United States and internationally. For the three months ended March 31, 2005 and the years ended December 31, 2004, 2003 and 2002, channel partners accounted for, directly or indirectly, approximately 33.7%, 19.3%, 24.6% and 27.3% of our total product licenses revenues, respectively. Our channel partners generally offer customers the products of several different companies, including some products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $53.3 million as of March 31, 2005. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 42.4% and 42.7% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Our international operations require significant management attention and financial resources.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2005, holders of our class B common stock owned 3,394,399 shares of class B common stock, or 72.5% of the total voting power. Michael J. Saylor, our Chairman, President, and Chief Executive Officer, beneficially owned 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 61.2% of the total voting power, as of May 1, 2005. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Discovery has begun and trial is scheduled for May 2006.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We invest our excess cash in short-term, fixed income financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2005, the fair market value of our short-term and long-term investments would not decline by a material amount. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the Euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Because approximately two-thirds of our business resides in the U.S. and based on our overall currency rate exposure at March 31, 2005, a 10% change in foreign exchange rates would not have had a material effect on our financial position, results of operations and cash flows. International revenues were 42.4% and 42.7% of total revenues for the three months ended March 31, 2005 and 2004, respectively. We anticipate that international revenues will continue to account for a significant amount of total revenues. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Exchange Act) as of March 31, 2005, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Discovery has begun and trial is scheduled for May 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2005 – January 31, 2005	0	N/A	N/A	$32,669,036
February 1, 2005 – February 28, 2005	0	N/A	N/A	$32,669,036
March 1, 2005 – March 31, 2005	0	N/A	N/A	$32,669,036
Total:	0	N/A	67,800	$32,669,036

(1)	The average price paid per share includes any broker commissions.
(2)	The Company’s Board of Directors approved the Company’s repurchase of shares of its class A common stock having a value of up to $35.0 million in the aggregate pursuant to the repurchase program that the Company publicly announced on July 27, 2004, as amended (the “Program”). On April 26, 2005, the Company’s Board of Directors modified the Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company is authorized to repurchase. Unless terminated earlier by its terms or by resolution of the Company’s Board of Directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other items included in this Quarterly Report on Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
President, Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Arthur S. Locke, III
Arthur S. Locke, III
Vice President, Finance and Chief Financial Officer

Date: May 10, 2005