Form 10-Q
period 2005-06-30
MICROSTRATEGY INC
filed 2005-08-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on August 1, 2005 was 10,434,489 and 3,374,399, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$50,632	$68,314
Restricted cash and investments	5,998	1,210
Short-term investments	14	37,816
Accounts receivable, net	32,387	40,917
Prepaid expenses and other current assets	4,685	6,337
Deferred tax assets, net	22,874	20,583

Total current assets	116,590	175,177

Property and equipment, net	13,950	16,096
Capitalized software development costs, net	4,804	5,479
Long-term investments	—	26,365
Deposits and other assets	2,623	3,021
Deferred tax assets, net	101,090	110,818

Total assets	$239,057	$336,956

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$15,239	$18,906
Accrued compensation and employee benefits	19,389	25,292
Accrued restructuring costs	1,756	1,762
Deferred revenue and advance payments	47,113	43,674

Total current liabilities	83,497	89,634
Deferred revenue and advance payments	2,002	1,681
Other long-term liabilities	2,974	3,157
Accrued restructuring costs	1,231	1,906

Total liabilities	89,704	96,378

Commitments and contingencies

Stockholders’ Equity
Preferred stock undesignated; $0.001 par value; 4,971 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.001 par value; 330,000 shares authorized; 12,988 shares issued and 10,410 shares outstanding, and 12,841 shares issued and 12,773 shares outstanding, respectively	13	13
Class B common stock; $0.001 par value; 165,000 shares authorized; 3,394 and 3,394 issued and outstanding, respectively	3	3
Additional paid-in capital	422,263	417,287
Treasury stock, at cost; 2,578 and 68 shares, respectively	(129,893)	(2,331)
Accumulated other comprehensive income	1,926	3,206
Accumulated deficit	(144,959)	(177,600)

Total stockholders’ equity	149,353	240,578

Total liabilities and stockholders’ equity	$239,057	$336,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Product licenses	$24,255	$18,323
Product support and other services	41,182	31,561

Total revenues	65,437	49,884

Cost of revenues:
Product licenses	918	870
Product support and other services	8,179	7,269

Total cost of revenues	9,097	8,139

Gross profit	56,340	41,745

Operating expenses:
Sales and marketing	16,533	15,538
Research and development	8,061	6,516
General and administrative	8,773	7,503
Amortization of intangible assets	18	17

Total operating expenses	33,385	29,574

Income from operations	22,955	12,171
Financing and other income (expense):
Interest income	721	174
Interest expense	(17)	(11)
Loss on investments	(149)	(85)
Other income (expense), net	1,157	(241)

Total financing and other income (expense)	1,712	(163)

Income before income taxes	24,667	12,008
Provision for income taxes	7,080	581

Net income	$17,587	$11,427

Basic earnings per share	$1.16	$0.71

Diluted earnings per share	$1.12	$0.67

Basic weighted average shares outstanding	15,149	16,056

Diluted weighted average shares outstanding	15,767	17,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Product licenses	$46,066	$37,134
Product support and other services	79,357	61,856

Total revenues	125,423	98,990

Cost of revenues:
Product licenses	2,195	1,714
Product support and other services	15,595	14,180

Total cost of revenues	17,790	15,894

Gross profit	107,633	83,096

Operating expenses:
Sales and marketing	33,767	31,944
Research and development	15,279	13,246
General and administrative	17,125	15,456
Amortization of intangible assets	36	35

Total operating expenses	66,207	60,681

Income from operations	41,426	22,415
Financing and other income:
Interest income	1,593	289
Interest expense	(32)	(25)
Loss on investments	(131)	(85)
Other income, net	1,415	565

Total financing and other income	2,845	744

Income before income taxes	44,271	23,159
Provision for income taxes	11,631	1,353

Net income	$32,640	$21,806

Basic earnings per share	$2.08	$1.36

Diluted earnings per share	$1.99	$1.27

Basic weighted average shares outstanding	15,683	16,033

Diluted weighted average shares outstanding	16,363	17,190

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$32,640	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,521	4,167
Bad debt recovery	(49)	(27)
Loss on investments	131	85
Discount amortization on short- and long-term investments	(490)	—
Deferred taxes	9,592	288
Other, net	12	60
Changes in operating assets and liabilities:
Accounts receivable	7,444	3,245
Prepaid expenses and other current assets	1,058	(1,263)
Deposits and other assets	292	(1,458)
Accounts payable and accrued expenses, compensation and employee benefits	(8,019)	(1,050)
Accrued restructuring costs	(724)	(1,470)
Deferred revenue and advance payments	5,932	11,705
Other long-term liabilities	(183)	1,683

Net cash provided by operating activities	52,157	37,771

Investing activities:
Proceeds from maturities of short-term investments	38,000	—
Proceeds from sales of short-term investments	49,593	—
Proceeds from sales of long-term investments	26,517	—
Purchases of short-term investments	(49,293)	—
Purchases of long-term investments	—	(26,353)
Purchases of property and equipment, net	(881)	(3,193)
Capitalized software development costs	(926)	(1,414)
Increase in restricted cash and investments	(4,845)	(3)

Net cash provided by (used in) investing activities	58,165	(30,963)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options and employee stock purchase plan	2,952	2,412
Purchases of treasury stock	(127,562)	—

Net cash (used in) provided by financing activities	(124,610)	2,412
Effect of foreign exchange rate changes on cash and cash equivalents	(3,394)	(319)

Net (decrease) increase in cash and cash equivalents from continuing operations	(17,682)	8,901
Net cash received from discontinued operations	—	34

Net (decrease) increase in cash and cash equivalents	(17,682)	8,935
Cash and cash equivalents, beginning of period	68,314	51,882

Cash and cash equivalents, end of period	$50,632	$60,817

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

(2) Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three and six months ended June 30, 2005.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance on the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives. The Company anticipates that the adoption of SFAS No. 123R may have a significant impact on the Company’s financial statements. The Company is currently in the process of determining which implementation alternative to use and what the overall accounting impact of adopting SFAS No. 123R may be.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA added section 965 to the Internal Revenue Code. Section 965 provides a one-time incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States. For calendar-year taxpayers, this provision is effective either for 2004 or 2005 tax years. The AJCA also includes a qualified manufacturing deduction that may be applicable to software companies such as MicroStrategy.

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

Under FSP No. 109-2, the FASB determined that a deferred tax liability must be recognized for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to the end of the fiscal year for many companies and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to the requirements of SFAS No. 109 by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that earnings will be repatriated, the associated tax liability must be recognized in that period.

The Company is evaluating the repatriation of its foreign earnings under section 965 of the Internal Revenue Code. The AJCA, FSP No. 109-1, and FSP No. 109-2 did not have a material impact on the Company’s financial condition or results of operations during the three or six months ended June 30, 2005.

(3) Restricted cash and investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted $5.1 million in cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. Under the security agreement the Company may invest the cash collateral in certain permitted investments. As of June 30, 2005, $4.0 million of the cash collateral is invested in short-term U.S. Treasury bills and has been classified as held-to-maturity and accounted for at amortized cost.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s restricted cash and investments were comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Cash and investments securing letters of credit:
Cash	$1,118	$—
Short-term U.S. Treasury bills	3,978	—

Total cash and investments securing letters of credit:	5,096	—
Other restricted cash	902	1,210

Total restricted cash and investments	$5,998	$1,210

(4) Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Billed and billable	$61,084	$82,748
Less: billed and unpaid deferred revenue	(27,075)	(39,766)

	34,009	42,982
Less: allowance for doubtful accounts	(1,622)	(2,065)

	$32,387	$40,917

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Investments

During 2004 and 2005, the Company invested in U.S. Treasury securities with varying maturities. The Company classified these investments as held-to-maturity and accounted for these investments at amortized cost.

During the second quarter of 2005, the Company made the determination that it would sell these investments in U.S. Treasury securities to fund repurchases of class A common stock pursuant to the Company’s 2004 Share Repurchase Program (see Note 8). As the Company no longer intended to hold the securities until maturity, the securities were reclassified to available-for-sale, amortization of the purchase discounts ceased, and the securities were recorded at fair value.

In May and June 2005, the Company sold all its investments in U.S. Treasury securities and used the proceeds to repurchase class A common stock. The Company recorded realized gains of $19,000 on the sales of short-term U.S. Treasury bills and a realized loss of $167,000 on the sale of a long-term U.S. Treasury note during the three months ended June 30, 2005.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Current:
Deferred product revenue	$1,900	$5,863
Deferred product support and other services revenue	71,664	76,989

	73,564	82,852
Less: billed and unpaid deferred revenue	(26,451)	(39,178)

	$47,113	$43,674

Non-current:
Deferred product revenue	$174	$290
Deferred product support and other services revenue	2,452	1,979

	2,626	2,269
Less: billed and unpaid deferred revenue	(624)	(588)

	$2,002	$1,681

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company’s trade secrets and confidential information and soliciting the Company’s employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that the Company’s products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted the Company’s motion for summary judgment of non-infringement and dismissed the lawsuit.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice the Company’s lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on the Company’s claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. The Company filed its opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. The Company filed its reply brief on April 8, 2005. The Federal Circuit heard oral arguments on August 3, 2005. In addition, on December 3, 2004, the district court denied the Company’s motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, the Company filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to the Company relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). The Company is seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Trial is scheduled to begin on May 30, 2006.

The outcome of this litigation is not presently determinable, and as such, the Company is currently unable to estimate a potential range of gain or loss, if any, related to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements.

(b) Other Matters

The Company is involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Treasury Stock

On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company is authorized to repurchase. The Company completed the 2004 Share Repurchase Program in the second quarter of 2005. During the second quarter of 2005, the Company repurchased under this Program 2,509,952 shares of class A common stock at an average price per share of $50.82, resulting in an aggregate cost of approximately $127.6 million. Including repurchase activity from all prior periods, the Company repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of approximately $129.9 million under the 2004 Share Repurchase Program. The amounts indicated above relating to average price per share and aggregate cost include broker commissions.

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $300.0 million of its class A common stock (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Income Taxes

As of June 30, 2004, the Company’s United States and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance because, at the time, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2004 and an assessment of the Company’s expected future results of operations, during the third quarter of 2004, the Company determined that it was more likely than not that it would be able to realize a substantial portion of its United States and Canadian net operating loss carryforward tax assets prior to their expiration. As a result, during the third and fourth quarters of 2004, the Company released $129.2 million of its United States and Canadian deferred tax asset valuation allowance. $107.4 million of the valuation release was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance (in thousands):

	June 30, 2005	December, 31 2004
Deferred tax assets, net	$130,640	$138,663
Valuation allowance	(6,676)	(7,262)

Deferred tax assets, net	$123,964	$131,401

Short-term deferred tax assets	$22,874	$20,583
Long-term deferred tax assets	101,090	110,818

Total deferred tax assets	$123,964	$131,401

The remaining valuation allowance as of June 30, 2005 related to domestic capital loss carryforwards and foreign net operating loss carryforwards that the Company expects will expire unused.

In determining the Company’s net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from the Company’s projections. The timing and manner in which the Company will utilize deferred tax assets related to the Company’s domestic net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company as well as other Internal Revenue Code restrictions on tax credit usage. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the applicable carryforward periods.

The Company has estimated its effective tax rate for the full fiscal year 2005 and applied that rate to its income before income taxes in determining its provision for income taxes for the interim period. For the six-month period ended June 30, 2005, the Company’s consolidated annualized effective tax rate was 26%.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, which have been excluded from net income and reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$17,587	$11,427	$32,640	$21,806
Foreign currency translation adjustment	(455)	114	(1,280)	(632)
Unrealized gain on short-term investments, net of applicable taxes	—	67	—	67

Comprehensive income	$17,132	$11,608	$31,360	$21,241

(11) Earnings per Share and Pro Forma Earnings per Share

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

(b) Pro forma basic and diluted earnings per share

All options granted under the Company’s stock plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Because the Company measures compensation expense based upon the intrinsic value method, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123 (as discussed in Note 2), the Company’s net income would have been adjusted to equal the pro forma amounts presented below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$17,587	$11,427	$32,640	$21,806
Stock-based employee compensation expense under fair value based method, net of tax (1)	(577)	(2,172)	(1,556)	(5,311)

Pro forma net income	$17,010	$9,255	$31,084	$16,495

Basic earnings per share, as reported	$1.16	$0.71	$2.08	$1.36

Diluted earnings per share, as reported	$1.12	$0.67	$1.99	$1.27

Basic earnings per share, pro forma	$1.12	$0.58	$1.98	$1.03

Diluted earnings per share, pro forma	$1.08	$0.54	$1.90	$0.96

(1)	For the first six months of 2004 there is no tax impact on the pro forma stock-based employee compensation expense because the Company’s net deferred tax assets were fully offset by a valuation allowance. During the third and fourth quarters of 2004, the Company released substantially all of the Company’s valuation allowance. Accordingly, the pro forma stock-based employee compensation expense related to the three and six months ended June 30, 2005 is shown net of tax effect of approximately $349,000 and $941,000, respectively, using a combined domestic federal and state effective tax rate of 37.7%.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employee Stock Options. The Company has made no stock option grants since the first quarter of 2004. The weighted average fair value of grants during the six months ended June 30, 2004 is $28.64 per share.

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the six months ended June 30, 2004: volatility factors of 50%, risk-free interest rate of 3%, weighted-average expected life of 5 years, and no dividend yields.

Employee Stock Purchase Plan. The Company terminated its employee stock purchase plan as of July 29, 2005, with the effect of discontinuing offering periods after January 31, 2005. The following assumptions were used for shares issued during the three months ended March 31, 2005 and the six months ended June 30, 2004, under MicroStrategy’s employee stock purchase plan: volatility factors of 66% and 50%, a risk-free interest rate of 4%, weighted-average expected life of 6 months, and no dividend yields.

(12) Segment Information

The Company operates in one significant business segment – business intelligence software and services. Total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region consisted of the following (in thousands):

	Domestic	International	Consolidated
Three Months Ended June 30, 2005
Total license and service revenues	$43,038	$22,399	$65,437
Long-lived assets	18,403	2,974	21,377
Three Months Ended June 30, 2004
Total license and service revenues	$31,435	$18,449	$49,884
Long-lived assets	20,881	2,703	23,584
Six Months Ended June 30, 2005
Total license and service revenues	$77,584	$47,839	$125,423
Long-lived assets	18,403	2,974	21,377
Six Months Ended June 30, 2004
Total license and service revenues	$59,563	$39,427	$98,990
Long-lived assets	20,881	2,703	23,584

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The domestic region includes operations in the United States and Canada. The international region includes operations in all other countries.

For the three months ended June 30, 2005, and 2004, no individual country outside the United States accounted for 10% or more of total revenues. For the six months ended June 30, 2005, no individual country outside the United States accounted for 10% or more of total consolidated revenues. For the six months ended June 30, 2004, the United Kingdom accounted for 12% of total consolidated revenues.

As of June 30, 2005, the United Kingdom accounted for 13% of consolidated assets. No other individual country outside the United States accounted for 10% or more of consolidated assets. As of December 31, 2004, no individual country outside the United States accounted for 10% or more of consolidated assets.

Transfers related to intercompany software fees from international to domestic operations of $8.8 million and $20.3 million for the three and six months ended June 30, 2005, respectively, and transfers relating to intercompany software fees from international to domestic operations of $9.0 million and $19.3 million for the three and six months ended June 30, 2004, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and six months ended June 30, 2005, and 2004, no individual customer accounted for 10% or more of total consolidated revenues.

(13) Accrued Restructuring Costs

During 2001, the Company undertook a restructuring that resulted in a reduction of the Company’s workforce and a consolidation of its multiple northern Virginia facilities into a single location in McLean, Virginia. As a result of this restructuring, the Company does not occupy 77,000 square feet of office space under leases in place through 2009. As of June 30, 2005, the Company has subleased all 77,000 square feet of office space that is not occupied by the Company. The Company has accrued costs representing the cash differential between the estimated office lease costs and the amounts that the Company expects to receive from subtenants. After net cash payments of $681,000 during the six months ended June 30, 2005, the Company had $5.6 million in gross lease obligations and $702,000 in estimated related costs, offset by $3.3 million in estimated gross sublease income recoveries during the lease terms, as of June 30, 2005.

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

Overview

We are a leading worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this critical information to workgroups, the enterprise, and extranet communities via e-mail, web, fax, wireless, and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation allowances on net deferred tax assets, restructuring and impairment charges and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, and provision for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, there have been no significant changes to our critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statements of Operations Data
Revenues:
Product licenses	37.1%	36.7%	36.7%	37.5%
Product support and other services	62.9	63.3	63.3	62.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product licenses	1.4	1.7	1.8	1.7
Product support and other services	12.5	14.6	12.4	14.3

Total cost of revenues	13.9	16.3	14.2	16.0

Gross profit	86.1	83.7	85.8	84.0

Operating expenses:
Sales and marketing	25.3	31.1	26.9	32.3
Research and development	12.3	13.1	12.2	13.4
General and administrative	13.4	15.0	13.7	15.6

Total operating expenses	51.0	59.2	52.8	61.3

Income from operations	35.1	24.5	33.0	22.7
Financing and other income (expense):
Interest income	1.1	0.3	1.3	0.3
Loss on investments	(0.2)	(0.2)	(0.1)	(0.1)
Other income (expense), net	1.8	(0.5)	1.1	0.6

Total financing and other income (expense)	2.7	(0.4)	2.3	0.8

Income before income taxes	37.8	24.1	35.3	23.5
Provision for income taxes	10.8	1.2	9.2	1.4

Net income	27.0%	22.9%	26.1%	22.1%

Comparison of the three and six months ended June 30, 2005 and 2004

Revenues

Revenues. Revenues consist of sales of product licenses and sales of product support and other services, including technical support, education and consulting services.

The following table sets forth revenues (in thousands) and percentage changes in revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenues:
Product licenses	$24,255	$18,323	32.4%	$46,066	$37,134	24.1%
Product support and other services	41,182	31,561	30.5%	79,357	61,856	28.3%

Total revenues	$65,437	$49,884	31.2%	$125,423	$98,990	26.7%

Product licenses revenues. The increase in product licenses revenues for both the three months and six months ended June 30, 2005 was attributable to an increase in both the volume and size of transactions. For the three months and six months ended June 30, 2005, we closed 508 and 903 product licenses transactions, respectively, as compared to 369 and 666 in the comparable periods in 2004. In the three and six months ended June 30, 2005, we had nine and sixteen product license transactions, respectively, in excess of $500,000, as compared to four and seven in the comparable periods in 2004. One of the transactions in 2004 was an international transaction with $3.5 million in product licenses revenues. These increases were attributable in part to the release of MicroStrategy 7i Universal in June 2004 and MicroStrategy 8 in February 2005.

Product support and other services revenues. The increase in product support and other services revenues for the three months ended June 30, 2005 was attributable to a 36.5% increase in revenues from technical support services and a 14.5% increase in revenues from consulting and education services. For the six months ended June 30, 2005, revenues from technical support increased 32.6% and revenues from consulting and education services increased 15.4%.

Revenues from technical support services increased as a result of increases in our installed base of customers, an increase in technical support pricing, an increase in technical support fees from customers that were underlicensed in prior periods, and favorable foreign currency fluctuations. Revenues from consulting and education services increased as new and existing customers seek support services for their use of MicroStrategy software. Additionally, fluctuations in foreign currencies positively influenced revenues from consulting and education services.

International revenues. International revenues are included in the amounts discussed above and are discussed separately below. As a percentage of total revenues, international revenues were 34.2% and 37.0% for the three months ended June 30, 2005 and 2004, and 38.1% and 39.8% for the six months ended June 30, 2005 and 2004.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
International revenues:
Product licenses	$5,701	$7,048	(19.1)%	$16,522	$17,117	(3.5)%
Product support and other services	16,698	11,401	46.5%	31,317	22,310	40.4%

Total international revenues	$22,399	$18,449	21.4%	$47,839	$39,427	21.3%

International product licenses revenues. The decrease in international product licenses revenues for the three months ended June 30, 2005, was attributable to a 22.5% decrease in revenue volume, offset by a 3.4% favorable foreign currency impact. For the six months ended June 30, 2005, the decrease in revenue was attributable to an 8.0% decrease in revenue volume, offset by a 4.5% favorable foreign currency impact. The decrease in revenue volume was attributable to a decrease in the number of large size transactions completed. For the six months ended June 30, 2005, there was one product licenses transaction greater than $500,000. During the six months ended June 30, 2004, there were three product licenses transactions greater than $500,000, including the $3.5 million transaction noted above.

International product support and other services revenues. International product support and other services revenues increased during the three months ended June 30, 2005, as a result of a 39.8% increase in revenue volume and a 6.7% favorable foreign currency impact. The increase was attributable to a 53.6% increase in revenues from technical support services, which included a 6.8% favorable foreign currency impact, and a 32.6% increase in revenues from consulting and education services, which included a 6.5% favorable foreign currency impact.

For the six months ended June 30, 2005, international product support and other services revenues increased as a result of a 34.2% increase in revenue volume and a 6.2% favorable foreign currency impact. The increase was attributable to a 45.4% increase in revenues from technical support services, which included a 6.2% favorable foreign currency impact, and a 29.8% increase in revenues from consulting and education services, which included an 6.1% favorable foreign currency impact.

International product support and other services revenue volume increased as a result of increases in our installed base of customers, an increase in technical support pricing, and an increase in technical support fees from customers that were underlicensed in prior periods. Revenue volume from consulting and education services increased as new and existing customers seek support services for their use of MicroStrategy software.

Costs and Expenses

The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Cost of Revenues:
Product licenses	$918	$870	5.5%	$2,195	$1,714	28.1%
Product support and other services	8,179	7,269	12.5%	15,595	14,180	10.0%

Total cost of revenues	$9,097	$8,139	11.8%	$17,790	$15,894	11.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Amortization of capitalized software development costs was $714,000 and $568,000 for the three months ended June 30, 2005 and 2004, and $1.6 million and $1.1 million for the six months ended June 30, 2005 and 2004.

The increase in cost of product licenses revenues was primarily due to the amortization of capitalized software development costs associated with the release of MicroStrategy 7i Universal Edition in June 2004, and MicroStrategy 8 in February 2005. Capitalized software development costs are amortized over their respective useful lives of three years.

Cost of product support and other services. Cost of product support and other services consists of the costs of providing consulting services to customers and partners, technical advisory services, technical support, and education. Costs to perform technical support services increased 7.1% and 4.9% for the three and six months ended June 30, 2005. In addition, the overall increases in cost of product support and other services revenues were affected by unfavorable foreign currency effects of 4.4% and 4.2% and increases of 0.6% and 3.7% in staffing levels for our product support and other services personnel for the three and six months ended June 30, 2005.

The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Operating expenses:
Sales and marketing	$16,533	$15,538	6.4%	$33,767	$31,944	5.7%
Research and development	8,061	6,516	23.7%	15,279	13,246	15.3%
General and administrative	8,773	7,503	16.9%	17,125	15,456	10.8%
Amortization of intangible assets	18	17	5.9%	36	35	2.9%

Total operating expenses	$33,385	$29,574	12.9%	$66,207	$60,681	9.1%

Sales and marketing expenses. Sales and marketing expenses include personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences. The increase in sales and marketing expenses for the three months ended June 30, 2005, was attributable to a 5.6% increase in costs and a 0.8% unfavorable impact from foreign currency fluctuations. The increase in sales and marketing expenses for the six months ended June 30, 2005, was attributable to a 4.3% increase in costs and a 1.4% unfavorable impact from foreign currency fluctuations. Salary and commissions expenses increased due to increases of 9.0% and 8.9% in staffing levels for our product sales and marketing personnel, and increased sales of product licenses have driven increased commissions expenses for the three and six months ended June 30, 2005.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits of software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross research and development expenses:
Core research and development activities	$7,574	$7,080	$15,308	$13,816
Non-core research and development activities	487	432	897	844
Capitalized software development costs	—	(996)	(926)	(1,414)

Research and development expenses	$8,061	$6,516	$15,279	$13,246

Amortization of capitalized software development costs included in cost of product licenses revenues	$714	$568	$1,602	$1,128

The increase in research and development expenses for the three and six months ended June 30, 2005, was due to the decrease in capitalization of software development costs in 2005. In addition, staffing levels of research and development personnel increased by 6.6% for the six months ended June 30, 2005, and costs increased due to higher variable incentive compensation as a result of improved financial performance.

During the six months ended June 30, 2005, we capitalized $926,000 of software development costs associated with MicroStrategy 8. We did not capitalize any software development costs during the three months ended June 30, 2005. In February 2005, we released MicroStrategy 8 for general availability and ceased capitalizing software development costs associated with this product. We capitalized $996,000 and $1.4 million of software development costs associated with MicroStrategy 7i Universal Edition, our Unix-based business intelligence platform, during the three and six months ended June 30, 2004. These capitalized software costs are amortized over their respective useful lives of three years.

As of June 30, 2005, our research and development engineering resources were allocated to the following major projects: 59% to MicroStrategy 8, 6% to MicroStrategy 7i, 28% to on-going support of existing products and other research and development efforts, and 7% to non-core business units, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses include personnel and other costs of our finance, human resources, information systems, administrative and executive departments as well as third-party consulting, legal and other professional fees. The increase in general and administrative expenses in the second quarter of 2005 was the result of a 16.5% increase in costs, and a 0.4% unfavorable foreign currency impact. The increase in costs was due primarily to a 9.2% increase in staffing levels of our general and administrative personnel.

Interest income. Interest income increased from $174,000 in the second quarter of 2004 to $721,000 in the second quarter of 2005, and from $289,000 for the first six months of 2004 to $1.6 million for the first six months of 2005, due to investments in U.S. Treasury Securities.

Loss on investments. Loss on investments increased from $85,000 in the second quarter of 2004 to $149,000 for the second quarter of 2005, and from $85,000 in the first six months of 2004 to $131,000 in the first six months of 2005, due to a realized loss of $167,000 on the sale of long-term U.S. Treasury notes, offset by realized gains of $19,000 on the sales of short-term U.S. Treasury bills.

Other income (expense), net. Other income (expense), net includes gains and losses on cash balances held in foreign jurisdictions and foreign currency transactions resulting from the fluctuation of the British pound sterling and the euro against the U.S. dollar. Increases in other income (expense), net were due to the foreign currency impact of certain cash balances held in the United Kingdom. Other income (expense), net also includes minority interest expense in our subsidiary, Alarm.com.

Provision for income taxes. As of June 30, 2004, our U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2004 and an assessment of our expected future results of operations, during the third quarter of 2004 we determined that it was more likely than not that we would be able to realize a substantial portion of our United States and Canadian net operating loss carryforward tax assets prior to their expiration. As a result, during the third and fourth quarters of 2004, we released $129.2 million of our United States and Canadian deferred tax asset valuation allowance. $107.4 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet.

In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections. The timing and manner in which we will utilize deferred tax assets related to our domestic net operating loss carryforwards, research and development tax credit carryforwards, alternative minimum tax credit carryforwards, and foreign tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in our ownership as well as other Internal Revenue Code restrictions on tax credit usage. Currently, we expect to use the tax assets subject to Internal Revenue Code limitations within the applicable carryforward periods.

We have estimated our annual effective tax rate for the full fiscal year 2005 and applied that rate to our income before income taxes in determining the provision for income taxes for the interim period. For the six month period ended June 30, 2005, the consolidated effective tax rate was 26%. Our provision for income taxes during the three and six months ended June 30, 2005 was $7.1 million and $11.6 million, compared to $581,000 and $1.4 million for the three and six months ended June 30, 2004. The increase is primarily related to recognition of deferred tax expense during the three and six months ended June 30, 2005 related to the utilization of our net operating loss tax assets, whereas during the three and six months ended June 30, 2004, our net operating loss tax assets were fully offset by a valuation allowance. Of the $7.1 million and $11.6 million in provision for income taxes for the three and six months ended June 30, 2005, $5.2 million and $9.0 million were related to deferred tax expense.

The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a global company with subsidiaries in many foreign jurisdictions, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA added section 965 to the Internal Revenue Code. Section 965 provides a one-time incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction which may be applicable to software companies such as MicroStrategy. We are evaluating the repatriation of foreign earnings under the provisions of the AJCA.

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

Accrued Restructuring Costs. During 2001, we undertook a restructuring that resulted in a reduction of our workforce and a consolidation of our multiple northern Virginia facilities into a single location in McLean, Virginia. As a result of this restructuring we do not occupy 77,000 square feet of office space under leases in place through 2009. As of June 30, 2005, we have subleased all 77,000 square feet of office space that we do not occupy. We have accrued costs representing the cash differential between the estimated office lease costs and the amounts that we expect to receive from subtenants. The accrued costs accrete over the terms of the respective leases as the cash differentials are realized. After net cash payments of $681,000 during the six months ended June 30, 2005, we had $5.6 million in gross lease obligations and $702,000 in estimated related costs, offset by $3.3 million in estimated gross sublease income recoveries during the remaining lease terms, as of June 30, 2005.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables. Deferred revenue and advance payments was $49.1 million, net of billed and unpaid deferred revenue, as of June 30, 2005, compared to $45.4 million as of December 31, 2004. The increase in deferred revenue and advance payments was attributable to an increase in the number and value of technical support contracts associated with product license sales, an increase in the pricing for technical support, and our high renewal rates of such contracts. Including billed and unpaid deferred revenue, we expect to recognize $76.2 million of deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	June 30, 2005	December 31, 2004
Current:
Deferred product revenue	$1,900	$5,863
Deferred product support and other services revenue	71,664	76,989

	73,564	82,852
Less: billed and unpaid deferred revenue	(26,451)	(39,178)

	$47,113	$43,674

Non-current:
Deferred product revenue	$174	$290
Deferred product support and other services revenue	2,452	1,979

	2,626	2,269
Less: billed and unpaid deferred revenue	(624)	(588)

	$2,002	$1,681

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

During the three and six months ended June 30, 2005, we entered into agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of June 30, 2005 and December 31, 2004. We do not expect that the revenue from the multi-year arrangements entered into in the three and six months ended June 30, 2005 will constitute a substantial percentage of our projected total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and on-going collection of our accounts receivable. On June 30, 2005 and December 31, 2004, we had $50.6 million and $132.5 million in cash, cash equivalents, and short-term and long-term investments. On June 30, 2005 and December 31, 2004, we had $32.4 million and $40.9 million of accounts receivable.

On March 15, 2005, we entered into a security agreement with a bank under which we posted $5.1 million in cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. Under the security agreement we may invest the cash collateral in certain permitted investments. As of June 30, 2005, $4.0 million of the cash collateral is invested in short-term U.S. Treasury bills and has been classified as held-to-maturity and accounted for at amortized cost.

On July 27, 2004, we announced that our Board of Directors had authorized our repurchase of up to $35.0 million of our class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, our Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we are authorized to repurchase. We completed the 2004 Share Repurchase Program in the second quarter of 2005. During the second quarter of 2005, we repurchased under this Program 2,509,952 shares of class A common stock at an average price per share of $50.82, resulting in an aggregate cost of approximately $127.6 million. Including repurchase activity from all prior periods, we repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of approximately $129.9 million under the 2004 Share Repurchase Program. The amounts indicated above relating to average price per share and aggregate cost include broker commissions.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to $300.0 million of our class A common stock (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Restructuring-related obligations, net (1)	$1,756	$599	$386	$246	$—	$—	$2,987
Operating leases	10,152	8,710	8,077	7,494	7,348	1,746	43,527

Total contractual cash obligations	$11,908	$9,309	$8,463	$7,740	$7,348	$1,746	$46,514

(1)	Restructuring-related lease obligations include estimated sublease concessions, commission payments and other costs associated with marketing our idle space for sublease of $702,000 and are reflected net of estimated sublease income recoveries of $3.3 million. Total gross restructuring-related lease obligations are $5.6 million.

Operating Activities

Net cash provided by operating activities was $52.2 million and $37.8 million for the six months ended June 30, 2005 and 2004. The increase in cash provided by operating activities was attributable to an improvement in operating results and improvements in certain working capital accounts.

Investing Activities

Net cash provided by investing activities was $58.2 million for the six months ended June 30, 2005, as compared to net cash used in investing activities of $31.0 million for the six months ended June 30, 2004. The increase in net cash provided by investing activities during the first six months of 2005 was attributable to proceeds from maturities and sales of short- and long-term investments of U.S. Treasury securities of $114.1 million. No comparable transactions occurred during the first six months of 2004. This increase was offset by an increase in purchases of short- and long-term investments of $22.9 million and an increase in restricted cash and investments of $4.8 million.

Financing Activities

Net cash used in financing activities was $124.6 million for the first six months of 2005, as compared to net cash provided by financing activities of $2.4 million for the six months ended June 30, 2004. The change was attributable to the repurchase of 2,509,952 shares of class A common stock at a cost of $127.6 million under our 2004 Share Repurchase Program during the second quarter of 2005.

Off-balance Sheet Arrangements

We did not enter into any off-balance sheet arrangements during the three and six months ended June 30, 2005 and 2004. Off-balance sheet arrangements have had no impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. We have adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. Our adoption of SFAS No. 154 did not have a material impact on our financial condition or results of operations during the three and six months ended June 30, 2005.

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

In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives specified under SFAS No. 123R. The Company anticipates that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial statements. We are currently in the process of determining which implementation alternative to use and what the overall accounting impact of adopting SFAS No. 123R may be.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA added section 965 to the Internal Revenue Code. Section 965 provides a one-time incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States. This provision is effective either for 2004 or 2005 for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction that may be applicable to software companies such as MicroStrategy.

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

We are evaluating the repatriation of foreign earnings under the provisions of the AJCA. The AJCA, FSP No. 109-1, and FSP No. 109-2 did not have a material impact on our financial condition or results of operations during the three or six months ended June 30, 2005.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the fiscal year ended December 31, 2004 and the three and six months ended June 30, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of June 30, 2005, our accumulated deficit was $145.0 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates, which had a favorable impact on our results for the three and six months ended June 30, 2005;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2005 and the year ended December 31, 2004, channel partners accounted for approximately 26.0% and 19.3% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $49.1 million as of June 30, 2005. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 34.2% and 37.0% of our total revenues for the three months ended June 30, 2005 and 2004, respectively, and 38.1% and 39.8% of our total revenues for the six months ended June 30, 2005 and 2004, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	costs of localizing products;

•	lack of acceptance of localized products;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises that may arise; and

•	the burden of complying with a wide variety of laws.

These factors may have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which would reduce our revenues

To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products and/or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely. Implementing our product can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

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

Business intelligence applications are inherently complex, and it can take a long time to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance.

The emergence of new industry standards may adversely affect our ability to market our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. Although the core database component of our business intelligence solutions is compatible with nearly all major enterprise server hardware and operating system combinations, such as OS/390, AS/400, Unix, Linux and Windows, certain of our application server components run only on the Windows Server 2000 and Server 2003, Solaris, AIX and Linux operating systems. Therefore, our ability to increase sales depends in part on the continued acceptance of these operating systems and in part on our ability to port certain components of our software to additional operating systems.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

Software products as complex as ours may contain errors and/or defects. Although we test our products extensively, we have in the past discovered software errors in new products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman, President and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without anyone else’s approval or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of August 1, 2005, holders of our class B common stock owned 3,374,399 shares of class B common stock, or 76.4% of the total voting power. Michael J. Saylor, our Chairman, President, and Chief Executive Officer, beneficially owned 882 shares of class A common stock and 2,849,700 shares of class B common stock, or 64.5% of the total voting power, as of August 1, 2005. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

We have only limited protection for our proprietary rights in our software, which makes it difficult to prevent third parties from infringing upon our rights

We rely on a combination of copyright, patent, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. However, these laws and contractual provisions provide only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing such unauthorized use is difficult, and we cannot be certain that we can prevent it, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. The Federal Circuit heard oral arguments on August 3, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Trial is scheduled to begin on May 30, 2006.

The outcome of this litigation is not presently determinable.

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

Interest Rate Risk

Our exposure to risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We generally invest our excess cash in highly-rated, short-term, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if interest rates increase.

As of June 30, 2005, we held no material debt or equity securities that would expose us to interest rate risk. During the six months ended June 30, 2005, we held investments in U.S. Treasury securities with maturities greater than three months. During the second quarter of 2005, we sold these investments and realized an immaterial net loss.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks, including, but not limited to, differing tax structures, foreign regulations and restrictions, and exchange rate volatility.

International revenues were 34.2% and 37.0% of total revenues for the three months ended June 30, 2005 and 2004, and 38.1% and 39.8% of total revenues for the six months ended June 30, 2005 and 2004. We anticipate that international revenues will continue to account for a significant portion of total revenues.

We accumulate significant amounts of cash and cash equivalents that are held in foreign locations, and we seek to invest these amounts in U.S. dollar currency. As of June 30, 2005 and December 31, 2004, our cash balances included $38.9 million and $19.9 million of cash and cash equivalents held in U.S. dollar currency in our foreign locations. Based on our overall currency rate exposure and cash balances in foreign jurisdictions as of June 30, 2005, a 10% change in foreign exchange rates could have a material impact on our financial position, results of operations, and cash flows.

To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, the Company’s chief executive officer and chief financial officer have concluded that the

Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. The Federal Circuit heard oral arguments on August 3, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. Trial is scheduled to begin on May 30, 2006.

The outcome of this litigation is not presently determinable.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2005 – April 30, 2005	0	N/A	N/A	$127,669,203

May 1, 2005 – May 31, 2005	2,058,355	$50.04	2,058,335	$24,678,891

June 1, 2005 – June 30, 2005	451,597	$54.41	451,597	$104,472

Total:	2,509,952	$50.82	2,509,952	$104,072

(1)	The average price paid per share includes any broker commissions.
(2)	On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company is authorized to repurchase. The Company completed the 2004 Share Repurchase Program in the second quarter of 2005. During the second quarter of 2005, the Company repurchased under this Program 2,509,952 shares of class A common stock at an average price per share of $50.82, resulting in an aggregate cost of approximately $127.6 million. Including repurchase activity from all prior periods, the Company repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of approximately $129.9 million under the 2004 Share Repurchase Program. The amounts indicated above relating to average price per share and aggregate cost include broker commissions.

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $300.0 million of its class A common stock (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future.

ITEM 5. OTHER INFORMATION

The Company’s Annual Meeting of Stockholders was held on August 4, 2005. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect six (6) directors for the next year:
Michael J. Saylor	39,341,865	4,255,574	—	—
Sanju K. Bansal	39,340,205	4,257,234	—	—
Matthew W. Calkins	43,004,030	593,409	—	—
F. David Fowler	43,003,897	593,542	—	—
Jarrod M. Patten	43,005,138	592,301	—	—
Carl J. Rickertsen	43,004,642	592,797	—	—

2. To approve the material terms of performance goals for certain executive incentive compensation	43,138,637	449,742	9,060	—

3. To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.	43,532,567	56,120	8,752	—

ITEM 6. EXHIBITS

A. Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

Exhibit Number	Description
3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1†	2005 Vice President Compensation Plan for Eduardo S. Sanchez.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: August 9, 2005