Form 10-Q
period 2005-09-30
MICROSTRATEGY INC
filed 2005-11-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s class A common stock and class B common stock outstanding on November 1, 2005 was 10,572,425 and 3,257,573, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$39,614	$68,314
Restricted cash and investments	4,933	1,210
Short-term investments	35,868	37,816
Accounts receivable, net	28,854	40,917
Prepaid expenses and other current assets	5,716	6,337
Deferred tax assets, net	24,187	20,583

Total current assets	139,172	175,177

Property and equipment, net	12,957	16,096
Capitalized software development costs, net	4,229	5,479
Long-term investments	—	26,365
Deposits and other assets	2,434	3,021
Deferred tax assets, net	95,000	110,818

Total assets	$253,792	$336,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,498	$18,906
Accrued compensation and employee benefits	20,406	25,292
Accrued restructuring costs	1,248	1,762
Deferred revenue and advance payments	44,772	43,674

Total current liabilities	81,924	89,634
Deferred revenue and advance payments	1,674	1,681
Other long-term liabilities	2,069	3,157
Accrued restructuring costs	960	1,906

Total liabilities	86,627	96,378

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated; $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.001 par value; 330,000 shares authorized; 13,235 shares issued and 10,657 shares outstanding, and 12,841 shares issued and 12,773 shares outstanding, respectively	13	13
Class B common stock; $0.001 par value; 165,000 shares authorized; 3,258 and 3,394 shares issued and outstanding, respectively	3	3
Additional paid-in capital	426,469	417,287
Treasury stock, at cost; 2,578 and 68 shares, respectively	(129,893)	(2,331)
Accumulated other comprehensive income	2,280	3,206
Accumulated deficit	(131,707)	(177,600)

Total stockholders’ equity	167,165	240,578

Total liabilities and stockholders’ equity	$253,792	$336,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Product licenses	$22,608	$25,761
Product support and other services	43,202	34,865

Total revenues	65,810	60,626

Cost of revenues:
Product licenses	867	1,051
Product support and other services	8,412	7,451

Total cost of revenues	9,279	8,502

Gross profit	56,531	52,124

Operating expenses:
Sales and marketing	16,652	17,227
Research and development	7,820	7,347
General and administrative	9,179	8,706
Amortization of intangible assets	18	18

Total operating expenses	33,669	33,298

Income from operations	22,862	18,826
Financing and other income:
Interest income	487	378
Interest expense	(12)	(19)
Gain on investments	4	—
Other income (expense), net	248	(162)

Total financing and other income	727	197

Income before income taxes	23,589	19,023
Provision (benefit) for income taxes	10,336	(102,966)

Net income	$13,253	$121,989

Basic earnings per share	$0.96	$7.60

Diluted earnings per share	$0.91	$7.22

Basic weighted average shares outstanding	13,868	16,053

Diluted weighted average shares outstanding	14,537	16,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Product licenses	$68,674	$62,895
Product support and other services	122,559	96,721

Total revenues	191,233	159,616

Cost of revenues:
Product licenses	3,062	2,765
Product support and other services	24,007	21,631

Total cost of revenues	27,069	24,396

Gross profit	164,164	135,220

Operating expenses:
Sales and marketing	50,419	49,171
Research and development	23,099	20,593
General and administrative	26,304	24,162
Amortization of intangible assets	54	53

Total operating expenses	99,876	93,979

Income from operations	64,288	41,241
Financing and other income:
Interest income	2,080	667
Interest expense	(44)	(44)
Loss on investments	(127)	(85)
Other income, net	1,663	403

Total financing and other income	3,572	941

Income before income taxes	67,860	42,182
Provision (benefit) for income taxes	21,967	(101,613)

Net income	$45,893	$143,795

Basic earnings per share	$3.05	$8.97

Diluted earnings per share	$2.91	$8.41

Basic weighted average shares outstanding	15,071	16,039

Diluted weighted average shares outstanding	15,748	17,094

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$45,893	$143,795
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,405	6,210
Bad debt expense	425	60
Loss on investments	127	85
Discount amortization on investments	(490)	—
Deferred taxes	14,539	(103,180)
Other, net	18	65
Changes in operating assets and liabilities:
Accounts receivable	10,665	648
Prepaid expenses and other current assets	213	(2,727)
Deposits and other assets	449	(1,301)
Accounts payable and accrued expenses, compensation and employee benefits	(6,529)	1,875
Accrued restructuring costs	(1,530)	(1,969)
Deferred revenue and advance payments	3,361	10,356
Other long-term liabilities	(1,088)	712

Net cash provided by operating activities	72,458	54,629

Investing activities:
Proceeds from maturities and sales of investments	116,110	—
Purchases of investments	(87,143)	(26,353)
Purchases of property and equipment, net	(1,284)	(4,436)
Capitalized software development costs	(926)	(1,414)
Increase in restricted cash and investments	(3,779)	(4)

Net cash provided by (used in) investing activities	22,978	(32,207)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options and employee stock purchase plan	7,158	2,976
Purchases of treasury stock	(127,562)	(2,331)

Net cash (used in) provided by financing activities	(120,404)	645
Effect of foreign exchange rate changes on cash and cash equivalents	(3,732)	(181)

Net (decrease) increase in cash and cash equivalents from continuing operations	(28,700)	22,886
Net cash received from discontinued operations	—	25

Net (decrease) increase in cash and cash equivalents	(28,700)	22,911
Cash and cash equivalents, beginning of period	68,314	51,882

Cash and cash equivalents, end of period	$39,614	$74,793

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,808	$1,653

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

(2) Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle or error corrections that occur in future periods. The Company’s adoption of SFAS No. 154 did not have an impact on the Company’s financial condition or results of operations during the three and nine months ended September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under APB No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment of liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA added section 965 to the Internal Revenue Code. Section 965 provides an incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States. For calendar-year taxpayers, this provision is effective for either the 2004 or 2005 tax years. The AJCA also includes a qualified manufacturing deduction that may be applicable to software companies such as MicroStrategy.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”

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

Under FSP No. 109-2, the FASB determined that a deferred tax liability must be recognized for the tax effect of the excess of book basis over tax basis of an investment in a foreign subsidiary or foreign corporate joint venture that is permanent in duration, unless an enterprise affirmatively asserts that such amounts are indefinitely reinvested outside of the enterprise’s home tax jurisdiction. Although SFAS No. 109 requires that the effects of changes in tax laws be reflected in the period of enactment, because of the proximity of the AJCA’s enactment date to the end of the fiscal year for many companies and the complexity of many of the AJCA’s provisions, the FASB provided companies with an exception to the requirements of SFAS No. 109 by providing them additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s beneficial provisions. However, if it is determined that earnings will be repatriated, the associated tax liability must be recognized in the period in which the repatriation is made.

During the third quarter of 2005, the Company repatriated $30.0 million of its foreign earnings under section 965 of the Internal Revenue Code. The financial impact of this repatriation on the Company’s financial condition and results of operations is discussed in Note 9.

(3) Restricted cash and investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2005, the Company had $4.1 million in cash collateral posted under the security agreement, all invested in money market funds.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Billed and billable	$60,252	$82,748
Less: billed and unpaid deferred revenue	(29,524)	(39,766)

	30,728	42,982
Less: allowance for doubtful accounts	(1,874)	(2,065)

	$28,854	$40,917

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Investments

Prior to June 30, 2005, the Company had invested in U.S. Treasury securities with varying maturities. The Company classified these investments as held-to-maturity and accounted for these investments at amortized cost.

During the second quarter of 2005, the Company made the determination that it would sell its investments in U.S. Treasury securities to fund repurchases of class A common stock pursuant to the Company’s 2004 Share Repurchase Program (see Note 8). As the Company no longer intended to hold the securities until maturity, the securities were reclassified as available-for-sale, amortization of the purchase discounts ceased, and the securities were recorded at fair value.

In May and June 2005, the Company sold all of its investments in U.S. Treasury securities and used the proceeds to repurchase class A common stock.

During the third quarter of 2005, the Company invested $35.9 million in auction rate securities of varying maturities. The Company has determined that it may sell these securities prior to maturity, and as such has classified the auction rate securities as available-for-sale and recorded these investments at fair market value.

During the third quarter of 2005, the Company also invested $4.8 million in short-term commercial paper instruments with original maturities of less than three months. The short-term commercial paper instruments have been classified as cash and cash equivalents on the Company’s balance sheet.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Current:
Deferred product revenue	$2,356	$5,863
Deferred product support and other services revenue	71,065	76,989

	73,421	82,852
Less: billed and unpaid deferred revenue	(28,649)	(39,178)

	$44,772	$43,674

Non-current:
Deferred product revenue	$255	$290
Deferred product support and other services revenue	2,294	1,979

	2,549	2,269
Less: billed and unpaid deferred revenue	(875)	(588)

	$1,674	$1,681

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company’s trade secrets and confidential information and soliciting the Company’s employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that the Company’s products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted the Company’s motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. That appeal remains pending and is being briefed by the parties.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice the Company’s lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on the Company’s ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on the Company’s claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. The Company filed its opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. The Company filed its reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied the Company’s motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005. The Federal Circuit heard oral arguments on the merits appeal on August 3, 2005.

On December 10, 2003, the Company filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to the Company relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). The Company is seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. The Company filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Briefing on these motions has not yet been completed. Trial is scheduled to begin on May 30, 2006.

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

(8) Treasury Stock

On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company is authorized to repurchase. During the second quarter of 2005, the Company repurchased under the 2004 Share Repurchase Program 2,509,952 shares of class A common stock at an average price per share of $50.82, at an aggregate cost of $127.6 million. Including repurchase activity from all prior periods, the Company repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. The amounts indicated above relating to average price per share and aggregate cost include broker commissions. Since repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through September 30, 2005, the Company had not repurchased any of its class A common stock pursuant to the 2005 Share Repurchase Program.

(9) Income Taxes

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance because, at the time, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results through September 30, 2004 and an assessment of the Company’s expected future results of operations, the Company determined that it was more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward tax assets prior to their expiration. As a result, during the third and fourth quarters of 2004, the Company released $129.2 million of its U.S. and Canadian deferred tax asset valuation allowance, of which $107.4 million was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million was attributable to stock option exercises, which was recorded as an increase in additional paid-in capital on the balance sheet.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance (in thousands):

	September 30, 2005	December 31, 2004
Deferred tax assets	$126,664	$138,663
Valuation allowance	(7,477)	(7,262)

Deferred tax assets, net	$119,187	$131,401

Short-term deferred tax assets, net	$24,187	$20,583
Long-term deferred tax assets, net	95,000	110,818

Deferred tax assets, net	$119,187	$131,401

The remaining valuation allowance as of September 30, 2005 related to domestic capital loss carryforwards and foreign net operating loss carryforwards that the Company expects will expire unused.

During the third quarter of 2005, the Company repatriated $30.0 million from its foreign subsidiaries under the AJCA. This repatriation resulted in incremental income tax expense of $3.1 million during the three months ended September 30, 2005.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has estimated its effective tax rate for the full fiscal year 2005 and applied that rate to its income before income taxes in determining its provision for income taxes for the interim period. For the nine months ended September 30, 2005, the Company’s consolidated annualized effective tax rate was 32%.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, which have been excluded from net income and reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$13,253	$121,989	$45,893	$143,795
Foreign currency translation adjustment	354	415	(926)	(217)
Other	—	—	—	67

Comprehensive income	$13,607	$122,404	$44,967	$143,645

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$13,253	$121,989	$45,893	$143,795
Stock-based employee compensation expense under fair value based method, net of tax (1)	(373)	(2,136)	(1,929)	(7,447)

Pro forma net income	$12,880	$119,853	$43,964	$136,348

Basic earnings per share, as reported	$0.96	$7.60	$3.05	$8.97

Diluted earnings per share, as reported	$0.91	$7.22	$2.91	$8.41

Basic earnings per share, pro forma	$0.93	$7.47	$2.92	$8.50

Diluted earnings per share, pro forma	$0.89	$7.09	$2.79	$7.98

(1)	For the first nine months of 2004 there is no tax impact on the pro forma stock-based employee compensation expense because the Company’s net deferred tax assets were fully offset by a valuation allowance. The pro forma stock-based employee compensation expense related to the three and nine months ended September 30, 2005, as presented above, is subsequent to the release of substantially all of the valuation allowance (see Note 9) and is shown net of tax effect of $228,000 and $1.2 million, respectively, using a combined domestic federal and state effective tax rate of 37.7% in the first and second quarters of 2005 and 38.0% in the third quarter of 2005.

Employee Stock Options. The Company has made no stock option grants since the first quarter of 2004. The weighted average fair value of grants during the nine months ended September 30, 2004 was $28.64 per share.

The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during the nine months ended September 30, 2004: volatility factor of 51%, risk-free interest rate of 3%, weighted-average expected life of 5 years and no dividend yields.

Employee Stock Purchase Plan. The Company terminated its employee stock purchase plan on July 29, 2005, with the effect of discontinuing offering periods subsequent to January 31, 2005. The following assumptions were used for shares issued during the three months ended March 31, 2005 and the nine months ended September 30, 2004, under MicroStrategy’s employee stock purchase plan: volatility factors of 66% and 51%, and risk-free interest rates of 4% and 3%, respectively, and weighted-average expected life of 6 months and no dividend yields in both periods.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Segment Information

The Company operates in one significant business segment – business intelligence software and services. Total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region consisted of the following (in thousands):

	Domestic	International	Consolidated
Total license and service revenues:
Three Months Ended September 30, 2005	$41,608	$24,202	$65,810
Three Months Ended September 30, 2004	36,948	23,678	60,626

Nine Months Ended September 30, 2005	$119,192	$72,041	$191,233
Nine Months Ended September 30, 2004	96,511	63,105	159,616

Long-lived assets:
As of September 30, 2005	$16,653	$2,967	$19,620
As of September 30, 2004	19,832	2,825	22,657

The domestic region consists of the United States and Canada. The international region consists of all other countries.

For the three and nine months ended September 30, 2005, no individual country outside the United States accounted for 10% or more of total revenues. For the three and nine months ended September 30, 2004, Germany accounted for 15% and 10% of total consolidated revenues, respectively.

As of September 30, 2005 and December 31, 2004, no individual country outside the United States accounted for 10% or more of consolidated assets.

For the three and nine months ended September 30, 2005, and 2004, no individual customer accounted for 10% or more of total consolidated revenues.

(13) Accrued Restructuring Costs

During 2001, the Company undertook a restructuring that resulted in a reduction of its workforce and a consolidation of its multiple northern Virginia facilities into a single location in McLean, Virginia. As a result of this restructuring, the Company does not occupy 77,000 square feet of office space under leases in place through 2009. As of September 30, 2005, the Company had subleased all 77,000 square feet of this office space. The Company has accrued costs representing the cash differential between the estimated office lease costs and the amounts that the Company expects to receive from subtenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2005 and 2004

Revenues

Revenues. Revenues consist of sales of product licenses, product support and other services, including consulting and education services.

The following table sets forth revenues (in thousands) and percentage changes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues:
Product licenses	$22,608	$25,761	(12.2)%	$68,674	$62,895	9.2%
Product support and other services	43,202	34,865	23.9%	122,559	96,721	26.7%

Total revenues	$65,810	$60,626	8.6%	$191,233	$159,616	19.8%

Product licenses revenues. The decrease in product licenses revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions completed. During the three months ended September 30, 2004, we completed two transactions each in excess of $3.0 million that together comprised $8.1 million, or 31%, of product licenses revenues for that quarter. We had no product license transactions in excess of $3.0 million for the three months ended September 30, 2005. For the three months ended September 30, 2005, the number of product license transactions increased 33.3% (428 and 321 for the three months ended September 30, 2005 and 2004).

The increase in product licenses revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to an increase in the number of transactions and in the size of the largest transactions completed. For the nine months ended September 30, 2005, the number of product license transactions increased 46.5% (1,288 and 879 for the nine months ended September 30, 2005 and 2004). During the nine months ended September 30, 2005, we completed twenty-two product license transactions each in excess of $500,000 as compared to sixteen such transactions during the same period in 2004. These increases were attributable to increasing sales of our MicroStrategy 8 product line, which was introduced in February 2005.

Product support and other services revenues. The increase in product support and other services revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a 23.6% increase in revenues from product support services and an 18.3% increase in revenues from consulting and education services.

The increase in product support and other services revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to a 29.4% increase in revenues from product support services and a 16.5% increase in revenues from consulting and education services.

For the three and nine months ended September 30, 2005, revenues from product support services increased as a result of increases in our installed base of customers, an increase in technical support pricing, and an increase in technical support fees from customers that were underlicensed in prior periods. Revenues from consulting and education services increased as new and existing customers sought support services for their use of MicroStrategy software.

International revenues. International revenues are included in the amounts discussed above and are discussed separately below. As a percentage of total revenues, international revenues were 36.8% and 39.1% for the three months ended September 30, 2005 and 2004, and 37.7% and 39.5% for the nine months ended September 30, 2005 and 2004.

The following table sets forth international revenues (in thousands) and percentage changes in international revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
International revenues:
Product licenses	$8,019	$10,484	(23.5)%	$24,541	$27,601	(11.1)%
Product support and other services	16,183	13,194	22.7%	47,500	35,504	33.8%

Total international revenues	$24,202	$23,678	2.2%	$72,041	$63,105	14.2%

International product licenses revenues. The decrease in international product licenses revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions completed. During the three months ended September 30, 2004, we completed a transaction that comprised $4.7 million, or 45%, of product licenses revenues for that quarter. For the three months ended September 30, 2005, we had no international product license transactions in excess of $3.0 million.

The decrease in international product licenses revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions completed. During the nine months ended September 30, 2005, we completed two transactions each in excess of $500,000, as compared to four such transactions during the same period in 2004.

For the three and nine months ended September 30, 2005, international product licenses revenues benefited from favorable foreign currency fluctuations of 1.7% and 3.4%.

International product support and other services revenues. The increase in product support and other services revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was primarily attributable to a 22.2% increase in revenues from product support services, as well as a 23.8% increase in revenues from consulting and education services.

The increase in product support and other services revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily attributable to a 36.5% increase in revenues from product support services, as well as a 27.7% increase in revenues from consulting and education services.

For the three and nine months ended September 30, 2005, international product support and other services revenues benefited from favorable foreign currency fluctuations of 2.1% and 4.8%.

Costs and Expenses

Cost of Revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Cost of Revenues:
Product licenses	$867	$1,051	(17.5)%	$3,062	$2,765	10.7%
Product support and other services	8,412	7,451	12.9%	24,007	21,631	11.0%

Total cost of revenues	$9,279	$8,502	9.1%	$27,069	$24,396	11.0%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors.

The cost of product licenses revenues for the three months ended September 30, 2005, as compared to the same period in 2004, decreased because the third quarter of 2005 did not include amortization of capitalized software development costs related to MicroStrategy 7i and Narrowcast Server 7.2, which became fully amortized during the second quarter of 2005. This decrease was partially offset by amortization of capitalized software development costs during the third quarter of 2005 related to MicroStrategy 8, which began amortization during the first quarter of 2005.

The cost of product licenses revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, increased because the third quarter of 2005 included capitalized software development costs related to MicroStrategy 8, which began amortization during the first quarter of 2005.

Capitalized software development costs are amortized based upon an expected useful life of three years.

Cost of product support and other services. Cost of product support and other services consists of the costs of providing product support, consulting services and education to customers and partners. Our personnel costs comprise a significant portion of these costs.

Costs to perform product support services for the three months ended September 30, 2005, as compared to the same period in 2004, increased 4.6%, due primarily to an increase of compensation costs of 2.8%. The costs to perform consulting and education services increased 4.0% as compensation costs increased 8.3%, partially offset by a decrease in third-party consulting costs.

Costs to perform product support services for the nine months ended September 30, 2005, as compared to the same period in 2004, increased 4.8%, due primarily to an increase of compensation costs of 3.1%. The costs to perform consulting and education services increased 6.5%, as compensation costs increased 8.0%.

Foreign currency fluctuations have had an immaterial impact on cost of product support and other services for the three and nine months ended September 30, 2005, as compared to the same period in 2004.

Operating expenses. The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Operating expenses:
Sales and marketing	$16,652	$17,227	(3.3)%	$50,419	$49,171	2.5%
Research and development	7,820	7,347	6.4%	23,099	20,593	12.2%
General and administrative	9,179	8,706	5.4%	26,304	24,162	8.9%
Amortization of intangible assets	18	18	0.0%	54	53	1.9%

Total operating expenses	$33,669	$33,298	1.1%	$99,876	$93,979	6.3%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

The decrease in sales and marketing expenses for the nine months ended September 30, 2005 as compared to the same period in 2004, was attributable to a decrease in discretionary marketing expenditures.

The increase in sales and marketing expenses for the nine months ended September 30, 2005 as compared to the same period in 2004, was attributable to a 7.9% increase in compensation costs.

Foreign currency fluctuations have had an immaterial impact on sales and marketing expenses for the three and nine months ended September 30, 2005, as compared to the same period in 2004.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross research and development expenses:
Core research and development activities	$7,303	$6,990	$22,611	$20,879
Non-core research and development activities	517	357	1,414	1,128
Capitalized software development costs	—	—	(926)	(1,414)

Research and development expenses	$7,820	$7,347	$23,099	$20,593

Amortization of capitalized software development costs included in cost of product licenses revenues	$575	$678	$2,176	$1,805

The increase in research and development expenses for the three months ended September 30, 2005 as compared to the same period in 2004, was attributable to an increase in compensation costs of 7.8%.

The increase in research and development expenses for the nine months ended September 30, 2005 as compared to the same period in 2004, was attributable to an increase in personnel costs of 13.0%, partially offset by software development costs that were capitalized during the period.

As of September 30, 2005, our research and development resources were allocated to the following projects: 42% to MicroStrategy 8, 38% to new product initiatives, and 20% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems, and administrative departments as well as third-party consulting, legal and other professional fees.

The increase in general and administrative expenses for the three months ended September 30, 2005, as compared to the same period in 2004, was primarily attributable to a 9.1% increase in staffing and an increase in employee bonus expenses, including a mid-year cash bonus awarded to the CEO, partially offset by a decrease in legal and other professional expenses.

The increase in general and administrative expenses for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily attributable to a 12.5% increase in staffing and an increase in employee bonus expenses, as discussed above.

Other income (expense), net. Other income (expense), net includes, among other items, foreign currency gains and losses on cash balances held in foreign jurisdictions and foreign currency gains and losses on transactions resulting from the fluctuation of the British pound sterling and the euro against the U.S. dollar.

The increases in other income (expense), net for the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004, were primarily attributable to the foreign currency impact of certain cash balances held in Europe as well as certain other items. Other income (expense), net also includes minority interest expense in our subsidiary, Alarm.com.

Provision for income taxes. We have estimated our annual effective tax rate for the full fiscal year 2005 and applied that rate to income before income taxes in determining the provision for income taxes for the interim period. For the nine months ended September 30, 2005, the provision for income taxes was $22.0 million resulting in an effective tax rate of 32%. For the three and nine months ended September 30, 2004, we recorded tax benefits of $103.0 million and $101.6 million, due to the release of our U.S. and Canadian deferred tax valuation allowances, as discussed below.

The tax benefit of $103.0 million during the third quarter of 2004 included a non-cash income tax benefit of $103.6 million as a result of the release by us of our U.S. and Canadian deferred tax asset valuation allowances. Previously, our U.S. and Canadian net operating losses (“NOLs”) and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, we did not have sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. Based upon our cumulative operating results through September 30, 2004 and an assessment of our expected future results of operations, we determined that it was more likely than not that we would be able to realize a substantial portion of our United States and Canadian net operating loss carryforward tax assets prior to their expiration.

The American Jobs Creation Act of 2004 (“AJCA”) added section 965 to the Internal Revenue Code. Section 965 provides a one-time incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States.

During the third quarter of 2005, we repatriated $30.0 million from its foreign subsidiaries under the AJCA. The incremental tax expense during the third quarter of 2005 related to the repatriation was $3.1 million.

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

Accrued restructuring costs. During 2001, we undertook a restructuring that resulted in a reduction of our workforce and a consolidation of our multiple northern Virginia facilities into a single location in McLean, Virginia. As a result of this restructuring we do not occupy 77,000 square feet of office space under leases in place through 2009. As of September 30, 2005, we have subleased all 77,000 square feet of this office space. We have accrued costs representing the cash differential between the estimated office lease costs and the amounts that we expect to receive from subtenants.

Deferred revenue and advance payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables.

Gross deferred revenue decreased due to a seasonally high number of product support and other services transactions that were billed during the fourth quarter of 2004, as compared to the third quarter of 2005.

We expect to recognize $73.4 million of deferred revenue and advance payments over the next twelve months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

The following table sets forth deferred revenue and advance payments (in thousands) from customers, as of:

	September 30, 2005	December 31, 2004
Current:
Deferred product revenue	$2,356	$5,863
Deferred product support and other services revenue	71,065	76,989

	73,421	82,852
Less: billed and unpaid deferred revenue	(28,649)	(39,178)

	$44,772	$43,674

Non-current:
Deferred product revenue	$255	$290
Deferred product support and other services revenue	2,294	1,979

	2,549	2,269
Less: billed and unpaid deferred revenue	(875)	(588)

	$1,674	$1,681

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

During the three and nine months ended September 30, 2005, we entered into agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of September 30, 2005 and December 31, 2004. We do not expect that the revenue from the multi-year arrangements entered into in the three and nine months ended September 30, 2005 will constitute a substantial percentage of our projected total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, short-term and long-term investments, and on-going collection of our accounts receivable. On September 30, 2005 and December 31, 2004, we had $75.5 million and $132.5 million in cash, cash equivalents, and short-term and long-term investments. On September 30, 2005 and December 31, 2004, we had $28.9 million and $40.9 million of accounts receivable.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2005, we had $4.1 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 27, 2004, we announced that our Board of Directors had authorized our repurchase of up to $35.0 million of our class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, our Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we are authorized to repurchase. During the second quarter of 2005, we repurchased under the 2004 Share Repurchase Program 2,509,952 shares of class A common stock at an average price per share of $50.82, at an aggregate cost of $127.6 million. Including repurchase activity from all prior periods, we repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. The amounts indicated above relating to average price per share and aggregate cost include broker commissions. Since repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. Through September 30, 2005, we had not repurchased any of our class A common stock pursuant to the 2005 Share Repurchase Program.

The following are our contractual obligations associated with our restructuring plans and lease commitments (in thousands):

	Twelve months ending September 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Restructuring-related obligations, net (1)	$1,248	$441	$386	$133	$—	$—	$2,208
Operating leases	10,023	8,584	8,036	7,381	5,658	1,572	41,254

Total contractual cash obligations	$11,271	$9,025	$8,422	$7,514	$5,658	$1,572	$43,462

(1)	Restructuring-related lease obligations include estimated costs associated with marketing our idle space for sublease of $231,000 and are reflected net of estimated sublease income recoveries of $3.0 million. Total gross restructuring-related lease obligations are $4.9 million.

Operating activities. Net cash provided by operating activities was $72.5 million and $54.6 million for the nine months ended September 30, 2005 and 2004. The increase in cash provided by operating activities was attributable to an improvement in operating results and improvements in certain working capital accounts.

Investing activities. Net cash provided by investing activities was $23.0 million for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $32.2 million for the nine months ended September 30, 2004. The increase in net cash provided by investing activities during the first nine months of 2005 was attributable to proceeds from maturities and sales of investments of U.S. Treasury securities of $116.1 million. No comparable transactions occurred during the first nine months of 2004. This increase was offset by an increase in purchases of investments of $87.1 million and an increase in restricted cash and investments of $3.8 million.

Financing activities. Net cash used in financing activities was $120.4 million for the nine months ended September 30, 2005, as compared to net cash provided by financing activities of $645,000 for the nine months ended September 30, 2004. The change was attributable to the repurchase of 2,509,952 shares of class A common stock at a cost of $127.6 million under our 2004 Share Repurchase Program during the first nine months of 2005, as compared to the repurchase of 68,000 shares of class A common stock at a cost of $2.3 million under our 2004 Share Repurchase Program during the first nine months of 2004.

Off-balance sheet arrangements. We did not enter into any off-balance sheet arrangements during the three and nine months ended September 30, 2005. We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. We have adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. Our adoption of SFAS No. 154 did not have a material impact on our financial condition or results of operations during the three and nine months ended September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance for the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.

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

On October 22, 2004, the AJCA was signed into law. The AJCA added section 965 to the Internal Revenue Code. Section 965 provides an incentive for U.S. corporations to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The repatriated earnings must be invested in qualifying investments within the United States. This provision is effective for either the 2004 or 2005 tax years for calendar-year taxpayers. The AJCA also includes a qualified manufacturing deduction that may be applicable to software companies such as MicroStrategy.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” Under FSP No. 109-1, the FASB determined that any benefit from the tax deduction on qualified production activities taken under the AJCA should be reported in the period in which the deduction is claimed on the tax return. The deduction should be considered when determining the effective annual tax rate used for interim financial reporting and, if significant, should be disclosed separately in the effective tax rate reconciliation.

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

During the third quarter of 2005, we repatriated $30.0 million of foreign earnings under the provisions of the AJCA. The impact on our financial condition and results of operations is discussed in the “Provision for Income Taxes” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may not be able to sustain or increase profitability in the future

We generated net income for the fiscal year ended December 31, 2004 and the three and nine months ended September 30, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of September 30, 2005, our accumulated deficit was $131.7 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our success in adding to our indirect distribution channels;

•	utilization of our consulting personnel, which can be affected by delays or deferrals of customer implementation of our software products and consulting, education and support services;

•	changes in foreign currency exchange rates;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made; and

•	seasonal factors, such as our traditionally lower pace of new sales in the summer.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2005 and the year ended December 31, 2004, channel partners accounted for 24.3% and 19.3%, respectively, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Although we believe that direct sales will continue to account for a majority of product license revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners; however, we may not be successful in those efforts. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with those strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $46.4 million as of September 30, 2005. The timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

International sales accounted for 36.8% and 39.1% of our total revenues for the three months ended September 30, 2005 and 2004, and 37.7% and 39.5% of our total revenues for the nine months ended September 30, 2005 and 2004. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	costs of localizing products;

•	lack of acceptance of localizing products;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises; and

•	the burden of complying with a wide variety of laws.

These factors may have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which could reduce our revenues

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, among others, Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, including IBM, Microsoft, Oracle, SAP AG and others.

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

Our inability to develop and release product enhancements and new products to respond to rapid technological change in a timely and cost-effective manner could have a material adverse effect on our business, operating results and financial condition

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. We believe that our future success depends largely on three factors:

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders or prevent a third party from acquiring MicroStrategy

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2005, holders of our class B common stock owned 3,257,573 shares of class B common stock, or 75.5% of the total voting power. Michael J. Saylor, our Chairman, President, and Chief Executive Officer, beneficially owned 153,800 shares of class A common stock and 2,789,430 shares of class B common stock, or 65.0% of the total voting power, as of November 1, 2005. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, almost all of whom are current employees or former employees of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. That appeal remains pending and is being briefed by the parties.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005. The Federal Circuit heard oral arguments on the merits appeal on August 3, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Briefing on these motions has not yet been completed. Trial is scheduled to begin on May 30, 2006.

The outcome of this litigation is not presently determinable.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and European Union restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

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

Interest Rate Risk. Our exposure to risk for changes in interest rates relates primarily to short-term and long-term investments. We generally invest our excess cash in highly-rated, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if interest rates increase.

As of September 30, 2005, we held auction rate securities that could expose us to interest rate risk. Auction rate securities are long-term municipal and corporate bonds with maturities ranging from twenty to thirty years. The securities are repriced through the Dutch auction process, generally every 7, 28, 30 or 35 days.

A 10% change in interest rates would not have a material impact on our financial position, results of operations, and cash flows.

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the euro and the British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency. Our international business is subject to risks, including, but not limited to, differing tax structures, foreign regulations and restrictions, and exchange rate volatility.

International sales accounted for 36.8% and 39.1% of our total revenues for the three months ended September 30, 2005 and 2004, and 37.7% and 39.5% of our total revenues for the nine months ended September 30, 2005 and 2004. We anticipate that international revenues will continue to account for a significant portion of total revenues.

We accumulate significant amounts of cash and cash equivalents that are held in foreign locations, and we seek to invest these amounts in U.S. dollar currency. As of September 30, 2005, our cash balances included $16.2 million of cash and cash equivalents held in U.S. dollar currency in our foreign locations.

Based on our overall currency rate exposure and cash balances in foreign jurisdictions, a 10% change in foreign exchange rates could have a material impact on our financial position, results of operations and cash flows.

To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit heard oral arguments on September 9, 2004. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. That appeal remains pending and is being briefed by the parties.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On June 8, 2004, the Court advised the parties that it intended to issue an order and opinion granting Business Objects’ motion for summary judgment of non-infringement on our ‘050 patent claims, and that the trial of the ‘050 patent claims previously scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. We filed our opening appeal brief on January 7, 2005. Business Objects filed its opposition brief on March 22, 2005. We filed our reply brief on April 8, 2005. In addition, on December 3, 2004, the district court denied our motion for costs and Business Objects’ motion for fees and costs. Each party appealed this ruling by filing a notice of appeal to the Federal Circuit on January 3, 2005. On January 27, 2005, the parties filed a joint motion to stay these appeals regarding fees and costs pending the outcome of the merits appeal. This motion to stay was granted on March 9, 2005. The Federal Circuit heard oral arguments on the merits appeal on August 3, 2005.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleges that Crystal Decisions willfully infringes three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We are seeking monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. has answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Briefing on these motions has not yet been completed. Trial is scheduled to begin on May 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through September 30, 2005, the Company had not repurchased any of its class A common stock pursuant to the 2005 Share Repurchase Program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has previously reported the information which would otherwise be required under this item under Item 5 (Other Information) of Part II of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

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

Date: November 9, 2005