Form 10-Q/A
period 2005-09-30
MICROSTRATEGY INC
filed 2005-11-16
CIK 1050446

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Quarterly Report”) and is being filed solely to make the following revisions to “Item 1 – Financial Statements” and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) set forth in the Quarterly Report:

(i)	Note (3) to Consolidated Financial Statements (unaudited) and the second paragraph under the caption “Liquidity and Capital Resources” in the MD&A have been revised to report that all $4.2 million in cash collateral posted under the security agreement was invested in money market funds as of September 30, 2005.

(ii)	The first paragraph under the caption “Product licenses revenues” in the MD&A has been revised to report that (a) during the three months ended September 30, 2004, we signed and recognized two transactions each in excess of $3.0 million that together comprised $8.1 million, or 31%, of product licenses revenues for that quarter and (b) for the three months ended September 30, 2005, the number of product license transactions signed (but not necessarily recognized) increased 22.8% (468 and 381 for the three months ended September 30, 2005 and 2004).

(iii)	The second paragraph under the caption “Product licenses revenues” in the MD&A has been revised to report that (a) during the nine months ended September 30, 2005, we signed and recognized twenty-two product license transactions each in excess of $500,000, as compared to sixteen such transactions during the same period in 2004 and (b) for the nine months ended September 30, 2005, the number of product license transactions signed (but not necessarily recognized) increased 30.9% (1,371 and 1,047 for the nine months ended September 30, 2005 and 2004).

(iv)	The second paragraph under the caption “International product licenses revenues” in the MD&A has been revised to report that during the nine months ended September 30, 2005, we signed and recognized two transactions each in excess of $500,000, as compared to five such transactions during the same period in 2004.

(v)	The last paragraph under the caption “International product support and other services revenues” in the MD&A has been revised to report that international product support and other services revenues benefited from favorable foreign currency fluctuations of 2.4% for the three months ended September 30, 2005.

(vi)	The second paragraph under the caption “Sales and marketing expenses” in the MD&A has been revised to report that the decrease in sales and marketing expenses for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in discretionary marketing expenditures.

(vii)	A new paragraph has been added under the caption “General and administrative expenses” in the MD&A to report that foreign currency fluctuations have had an immaterial impact on general and administrative expenses for the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004.

(viii)	The last sentence under the caption “Investing activities” in the MD&A has been revised to report that the increase in net cash provided by investing activities during the first nine months of 2005 was partially offset by an increase in purchases of investments of $60.8 million and an increase in restricted cash and investments of $3.8 million.

(ix)	Other changes to the MD&A included in this Amendment are grammatical or other minor clarifying changes.

All other information in the previously filed Quarterly Report remains unchanged. The Quarterly Report, as amended by this Amendment, continues to speak as of November 9, 2005 (the filing date of the previously filed Quarterly Report), and we have not updated the disclosure contained in the report to reflect any events that occurred following such date.

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

(3) Restricted cash and investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2005, the Company had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2005 and 2004

Revenues

Revenues. Revenues consists of sales of product licenses and product support and other services, including consulting and education services.

The following table sets forth revenues (in thousands) and percentage changes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues:
Product licenses	$22,608	$25,761	(12.2)%	$68,674	$62,895	9.2%
Product support and other services	43,202	34,865	23.9%	122,559	96,721	26.7%

Total revenues	$65,810	$60,626	8.6%	$191,233	$159,616	19.8%

Product licenses revenues. The decrease in product licenses revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions. During the three months ended September 30, 2004, we signed and recognized two transactions each in excess of $3.0 million that together comprised $8.1 million, or 31%, of product licenses revenues for that quarter. We had no product license transactions in excess of $3.0 million for the three months ended September 30, 2005. For the three months ended September 30, 2005, the number of product license transactions signed (but not necessarily recognized) increased 22.8% (468 and 381 for the three months ended September 30, 2005 and 2004).

The increase in product licenses revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to an increase in the size of the largest transactions and in the number of transactions. During the nine months ended September 30, 2005, we signed and recognized twenty-two product license transactions each in excess of $500,000, as compared to sixteen such transactions during the same period in 2004. For the nine months ended September 30, 2005, the number of product license transactions signed (but not necessarily recognized) increased 30.9% (1,371 and 1,047 for the nine months ended September 30, 2005 and 2004). These increases were attributable to increasing sales of our MicroStrategy 8 product line, which was introduced in February 2005.

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

International product licenses revenues. The decrease in international product licenses revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions. During the three months ended September 30, 2004, we signed and recognized a transaction that comprised $4.7 million, or 45%, of product licenses revenues for that quarter. For the three months ended September 30, 2005, we had no international product license transactions in excess of $3.0 million.

The decrease in international product licenses revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in the size of the largest transactions. During the nine months ended September 30, 2005, we signed and recognized two transactions each in excess of $500,000, as compared to five such transactions during the same period in 2004.

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

For the three and nine months ended September 30, 2005, international product support and other services revenues benefited from favorable foreign currency fluctuations of 2.4% and 4.8%.

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

Foreign currency fluctuations have had an immaterial impact on cost of product support and other services for the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004.

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

The decrease in sales and marketing expenses for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to a decrease in discretionary marketing expenditures.

The increase in sales and marketing expenses for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to a 7.9% increase in compensation costs.

Foreign currency fluctuations have had an immaterial impact on sales and marketing expenses for the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004.

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

The increase in research and development expenses for the three months ended September 30, 2005, as compared to the same period in 2004, was attributable to an increase in compensation costs of 7.8%.

The increase in research and development expenses for the nine months ended September 30, 2005, as compared to the same period in 2004, was attributable to an increase in personnel costs of 13.0%, partially offset by software development costs that were capitalized during the period.

As of September 30, 2005, our research and development resources were allocated to the following projects: 42% to MicroStrategy 8, 38% to new product initiatives, and 20% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments as well as third-party consulting, legal and other professional fees.

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

Foreign currency fluctuations have had an immaterial impact on general and administrative expenses for the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004.

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

During the third quarter of 2005, we repatriated $30.0 million from our foreign subsidiaries under the AJCA. The incremental tax expense during the third quarter of 2005 related to the repatriation was $3.1 million.

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

Deferred revenue and advance payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product license and product support and other services fees relating to multiple element software arrangements that include future deliverables.

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

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2005, we had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds.

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

Investing activities. Net cash provided by investing activities was $23.0 million for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $32.2 million for the nine months ended September 30, 2004. The increase in net cash provided by investing activities during the first nine months of 2005 was attributable to proceeds from maturities and sales of investments of U.S. Treasury securities of $116.1 million. No comparable transactions occurred during the first nine months of 2004. This increase was partially offset by an increase in purchases of investments of $60.8 million and an increase in restricted cash and investments of $3.8 million.

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

Date: November 16, 2005