Form 10-K
period 2005-12-31
MICROSTRATEGY INC
filed 2006-03-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	1861 International Drive, McLean, VA 22102	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(IRS Employer Identification No.)

Registrant’s Telephone Number, Including Area Code:

(703) 848-8600

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $0.001 per share

Warrants to Purchase Class A Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2005 on the Nasdaq National Market) was approximately $552.9 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on March 1, 2006 was 10,037,457 and 3,240,475, respectively.

MICROSTRATEGY INCORPORATED

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy”, “Company”, “we”, “us” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise indicates).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under Item 1A. “Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

ii

PART I

ITEM 1.	BUSINESS

Overview

MicroStrategy is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. The MicroStrategy mission is to empower every business user to make more informed decisions by providing timely, relevant, and accurate answers to their business questions. To achieve this mission, MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to every business user in the format that suits them best, from high-level dashboards to custom reports and advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy engineers its software for reliability, scalability, security and ease of administration for organizations of all sizes.

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

Four key business needs have driven demand for business intelligence tools:

•	Increased User Access and Scalability: In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers—from customer service representatives to the CEO and from customers to suppliers—demand and can benefit from the insight that business intelligence can provide. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across the enterprise.

•	Increased Data Scalability: Increasing information generation, and in particular, the need to capture electronically and store every business transaction has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. Since transaction-level information is now routinely captured, organizations can struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data—making even the most detailed information meaningful and comprehensive to business users. As a result, users want to be able to discover easily trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

•	Improved Supply Efficiency: Supplier transactions become more efficient with direct access to inventory and other related data. For true vendor-managed inventory and collaborative commerce

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

Increased Openness of Business Intelligence Applications to Customers, Suppliers and Partners.    Business intelligence systems are no longer confined to the organization. Today, companies are extending their business intelligence insight to suppliers, channel partners and customers via extranets. Business partners can have up-to-the-minute access to sales histories, inventory status and billing information through their web browsers.

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

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers MicroStrategy 8, an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and monitoring of real-time business information. The platform provides reliable and maintainable solutions with a low total cost of ownership and can be used in departmental, enterprise or extranet deployments. The MicroStrategy 8 business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability. Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 8 platform give analysts, managers and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy 8 platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to report, analyze and monitor their business with all of the five most popular styles of business intelligence, which consist of:

1.	Scorecards and Dashboards—Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence targets the business monitoring needs of managers and executives.

2.	Reporting—Report formats can have more detailed operational information than is conveyed on a scorecard or dashboard. These reports serve critical information to all personnel across the enterprise.

3.	OLAP Analysis—Slice-and-dice analysis with drilling, pivoting, page-by and sorting capabilities serves business users whose analytical needs exceed the content of the operational reports and require a simple environment for basic exploration within a limited range of data.

4.	Advanced and Predictive Analysis—Investigative queries that can analyze data in the database, down to the transaction level detail if necessary. This style provides extensive predictive and statistical treatment of the data for correlation analysis, trend analysis, financial analysis and projections.

5.	Alerts and Proactive Reporting—Information that needs continuous monitoring requires alerts and proactive reporting to serve large populations on set schedules, business exceptions or on-demand. This style of business intelligence targets large user populations both internal and external to the enterprise.

Specific benefits of the MicroStrategy 8 business intelligence platform include:

Flexibility to Report, Analyze and Monitor.    MicroStrategy’s business intelligence platform unifies reporting, analysis and real-time business monitoring into one experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

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

Five Styles of Business Intelligence.    Through MicroStrategy’s integration of the five styles of business intelligence, users are no longer bound to departmental reporting or solutions that offer only one style of business intelligence or combine individual styles of business intelligence. The need for multiple business intelligence or reporting tools is minimized when users have access to all five styles for their enterprise business intelligence needs.

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

Integration of Analysis in Every Report or Scorecard.    MicroStrategy 8 makes the same powerful analytic capability available directly from enterprise reports or scorecards automatically. MicroStrategy 8 delivers analytic integration to reporting users in two ways. The first is by providing on-line analytical processing (OLAP) capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second way allows users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Direct Access to SAP® BW, Microsoft Analysis Services™ and Hyperion® Essbase™.    MicroStrategy 8 incorporates a dynamic data access engine designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Warehouse (BW), Microsoft Analysis Services and Hyperion Essbase.

MicroStrategy 8’s Dynamic Multi-Dimensional Expressions (MDX) Engine generates MDX syntax that is fully certified with SAP BW using SAP’s high performance Business API interfaces. Because MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in SAP InfoCubes, QueryCubes and ODS databases, users can automatically and transparently drill back into SAP BW for more data, without any prior programming or prior design of drill paths. MicroStrategy 8 can also join data across SAP BW Infocubes and QueryCubes as well as access multiple instances of SAP BW and non-SAP sources at once.

In addition, MicroStrategy 8’s Dynamic MDX Engine generates MDX syntax against Microsoft Analysis Services and Hyperion Essbase using the XMLA (XML for Analysis) standard for communication. XMLA is a new standard for accessing multidimensional data jointly developed by members of the XMLA council. As with SAP BW, MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in Microsoft Analysis Services and Hyperion Essbase cubes. Because of this, users can automatically drill back to underlying source data without any additional programming or drill-path design.

Users of SAP BW, Microsoft Analysis Services and Hyperion Essbase databases each can access these reports through all of the MicroStrategy interfaces, MicroStrategy Web, Office, Narrowcast Server, and Desktop, just like any other MicroStrategy report. These reports offer standard OLAP functionality including graphing, subtotals, pivot, sort and page-by.

Direct Access to Operational Data From Enterprise Resource Planning (ERP) Systems.    MicroStrategy 8 extends the MicroStrategy metadata architecture to include attributes and facts accessed directly from non-modeled databases, instantly on a query-by-query basis. MicroStrategy 8’s Operational SQL Engine enables MicroStrategy reports to include data from any operational system using either completely free-form structured query language (SQL) or a graphical query builder interface, including stored procedures and views. Since the attributes and facts from operational database sources are managed by the MicroStrategy metadata architecture, MicroStrategy’s security architecture and other reusable objects such as prompts can be applied automatically.

Heterogeneous Joining of Data From Across the Enterprise.    MicroStrategy 8 extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from different sources within the MicroStrategy object model, MicroStrategy 8 can automatically join data from multiple different sources in the same report document. Data can come from any source accessible by MicroStrategy 8, including the data warehouse, data marts, SAP BW, Microsoft Analysis Services, Hyperion Essbase and any number of operational system databases.

Integrating Data Mining into Mainstream Reports & Analyses.    MicroStrategy 8 extended its analytic engine by allowing reports and analyses to include predictive capabilities in every MicroStrategy report or analysis. MicroStrategy 8’s analytic engine can calculate four of the primary data mining functions, including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 8 also includes the ability to import data mining models directly from data mining products from vendors like IBM®, Teradata®, SAS, and SPSS using the predictive modeling mark-up language standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations.    The MicroStrategy platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms commonly used for business intelligence systems as well as multi-dimensional databases like SAP BW. Important features of our solution in this area include:

•	SQL optimization drivers that improve performance of each major database;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support nine languages for international applications.

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

Technology Strategy.    Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology and enhancing our report delivery and alerting functionality to all commonly used devices. We continue to enhance our technology for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. In addition, we continue to develop our platform for easy integration with a wide spectrum of ERP systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

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

MicroStrategy 8 is designed for business executives, report consumers and business managers, as well as power users and analysts with simplicity and high productivity in mind. MicroStrategy 8 integrates a full range of reporting, analysis and monitoring capabilities into a single platform—providing central management of security, administration, development and deployment.

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

MicroStrategy Intelligence Server has been built with the scalability and fault tolerance required for sophisticated analysis of multi-terabyte databases and can be deployed to thousands of users through complete user, object and data security and management. It contains thousands of specific optimizations for all major relational databases and multi-dimensional databases like SAP BW and includes the load distribution, prioritization and system tuning capabilities demanded by large-scale implementations.

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

MicroStrategy 8 OLAP Services™.    MicroStrategy 8 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy 8 OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes™ databases. End users can add or remove report objects, add derived metrics and modify the filter, all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 8 OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Web and MicroStrategy Web Universal.    MicroStrategy Web is a proprietary zero-footprint, browser independent web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, one-click tool bars, dialogue boxes, spreadsheet formatting, advanced printing and exporting, and right-click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java™ Applets or client side installations or downloads, helping to ensure the highest levels of security.

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

MicroStrategy Web Universal features the same powerful functionality that users are familiar with in MicroStrategy Web with the added benefit of working with all major operating systems, application servers and web servers.

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

MicroStrategy Education.    MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that meets our customers’ specific education needs. Our team of education consultants delivers quality, cost-effective instruction and skill development for administrators, developers and analysts. MicroStrategy offers the Perennial Education Pass Program which allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses under this annual program.

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

Angel.com and Alarm.com.    We also have two development stage businesses, Angel.com and Alarm.com, that are engaged in non-core business activities. Angel.com is a provider of interactive voice response telephony systems. Alarm.com is a provider of web-enabled security and activity monitoring technology. The financial results of Angel.com and Alarm.com are not material to our worldwide financial results.

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, telecommunications, financial services, insurance companies, pharmaceutical companies, healthcare, manufacturing, technology, consumer goods and government and public services.

Below is a representative list of domestic and international firms that use the MicroStrategy business intelligence platform:

•	Retail: Ace Hardware Corporation, The Container Store, eBay, Hudson’s Bay Company, Liz Claiborne, Lowe’s Companies, METRO Group, Michaels Stores, Office Depot and Starbucks Corporation

•	Telecommunications: AT&T, Cingular Wireless, Comcast Corporation, Interoute, Sprint, Telecom Italia, Telefónica and Telephia

•	Financial Services: Bank of Montreal, Chela Financial, H&R Block, KeyBank, LaCaixa and Wells Fargo

•	Insurance: Grange Insurance, Metropolitan Life Insurance Company and Nationwide Insurance

•	Pharmaceutical and Healthcare: AmerisourceBergen Corporation, Caremark Rx, Cardinal Health, Manor Care, Inc., NDCHealth Corporation, Premier, Prescription Solutions, Sanofi Pasteur and Verispan

•	Manufacturing: E.I. Dupont de Nemours & Company, Lexmark, Oakwood Homes, Pfizer Global Manufacturing, Porsche Cars North America, Shaw Industries and Waterford Wedgewood

•	Technology: TRX Data Services, Inc., Solucient and Sykes Enterprises

•	Consumer Goods: Alticor, Campbell’s USA, Estée Lauder, Revlon and The Warnaco Group

•	Government/Public Services: Federal Bureau of Investigation, Kent Unified School District, National Institutes of Health, Ohio Department of Education, State of Tennessee, the U.S. Department of Education and the U.S. Postal Service.

Customer Case Studies

Limited Brands.    Limited Brands sells women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel under various trade names through its specialty retail stores and direct response (catalogue and e-commerce) businesses. Limited Brands selected the MicroStrategy Business Intelligence Platform as its strategic enterprise reporting and analysis standard. Limited Brands currently uses MicroStrategy for human resource and category management reporting across all brands and plans to expand its use into other functional areas such as financial reporting and customer analysis.

Herbalife.    Herbalife is a global network marketing company that sells weight management, nutritional supplement and personal care products intended to support a healthy lifestyle. Herbalife Ltd. selected the MicroStrategy Business Intelligence Platform to facilitate sharing of pertinent information. Previously, requests for complex business data took several days to complete. With MicroStrategy’s zero-footprint web interface, Herbalife employees have access to information at their fingertips from consistent data sets, which provides them with greater insight and improved analysis capabilities.

The First American Corporation.    The First American Corporation, the nation’s largest data provider, selected MicroStrategy as a business intelligence solution. First American expanded its deployment of MicroStrategy across the enterprise to support internal and external business intelligence applications. First American uses MicroStrategy to provide reporting and analytic applications that will help integrate information from its 75 separate business units and subsidiaries. First American has been a MicroStrategy customer since 2002. MicroStrategy was adopted by First American’s Enterprise Technology Group for applications involving real estate and lender products and services, including an extranet for more than 30,000 escrow officers, real estate agents, mortgage brokers and bank managers. The extranet provides reports for customers to assist them in cross-selling products, providing marketplace analysis and providing customer marketing assessments. First American’s LoanPerformance subsidiary also utilizes the MicroStrategy Business Intelligence Platform for improved analysis and reporting of mortgage industry data trends.

European Medicine Agency.    European Medicines Agency, based in London, is a decentralized agency that serves to protect and promote public and animal health through the evaluation and supervision of medicines for human and veterinary use. European Medicines Agency chose the MicroStrategy Business Intelligence Platform as its enterprise business intelligence standard. More than 40,000 users including regulators, pharmaceutical companies and health care professionals analyze safety information for drugs before and after they are introduced to the market. MicroStrategy reporting and analysis applications are used for the EudraVigilance database and access pharmacovigilance data residing in an Oracle® data warehouse.

Sales and Marketing

Direct Sales Organization.    We market our software and services primarily through our direct sales force. We have sales offices in locations throughout the United States, Canada, Europe, South America and the Pacific Rim. We are represented by distributors in several countries where we do not have sales offices.

Indirect Sales Channels.    We have entered into relationships with nearly 300 reseller, value-added reseller, system integration, original equipment manufacturers (“OEM”) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer our sales partners product discounts. Favorable product recommendations from our partners to potential customers, which include leading system integration, application development and platform manufacturers, facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners.    Our resellers/systems integration alliances include partners who can resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy 8 platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Accenture	Deloitte Consulting	Ogimatech
Adastra	DoubleClick	Premiere Systems Support
Anexinet	ECdata	Prithvi Information Solutions
Annams Systems Corporation	Ekaab	Professional Innovations
Ascertane	Electronic Data Systems	Quaero
Automate	Esskay Solutions	Quantisense
BearingPoint	Hewlett-Packard Company	S3 (subsidiary of IBM Italy)
Biltmore Technologies	Hexaware Technologies	Sapient Corporation
Cadence Quest, Inc.	High Impact Technologies	Saras America
Capgemini Ernst and Young	Hound Line	SEI
Claraview	IBM	Sybase
Clarimetrics	Id Est	Syntel Inc.
Cognizant	Indra	Systech Solutions
Covansys	IOLAP	SYSTIME
CSI	Jelecos	Tao Gedas
Cytek	Keyrus	Teradata, a division of NCR
Data Management Group	Lancet Software Development	Thinkfast Consulting

OEM Partners.    Our OEM partners integrate the MicroStrategy 8 Business Intelligence Platform or some of its components into their applications. A selection of these OEM partners includes:

Activant	Examen	ProfitLogic
Autotown	InQuira	Retek
BigMachines	Intelecom Systems	Scientia
Blazent	Intelligent Horizon	SecureD Services
ClickCommerce	iPhrase	Siterra
CRS Retail Systems	Jamdat Mobile	SPSS
DST Innovis	MultiMediaLive	SQLiaison
Dynix	NDC Health	TradeBeam
Epylon	OATSystems	Vestmark
Euclid	Oracle	Vision Chain

Technology Partners.    In order to deliver even higher value to our customers, MicroStrategy has integrated its business intelligence platform with the leading data warehouse and related technology platforms and software. We have integrated our platform with leading portal technology, extranet, transform and load technology and specialized display technology products to name just a few. Through our Technology Partner program, we continue our efforts to help ensure that customers can easily implement the MicroStrategy 8 business intelligence platform alongside other chosen corporate technology standards. Our technology partners include:

Alphablox (purchased by IBM)	BEA Systems	Netezza
Angoss Software Corporation	DataDirect Technologies	Oracle
Arcplan	Hewlett-Packard Company	SAP
Ascential Software	HyperRoll	Sun MicroSystems
AutomationOne, Inc.	IBM Data Management	Sybase
	MapInfo	Teradata, a division of NCR Visual Mining

Competition

The market for business intelligence software is intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, among others, Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders, and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, including IBM, Microsoft, Oracle, SAP AG and others.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain product support and other services revenue from our installed customer base.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2005, our research and product development staff consisted of 226 employees, 209 of whom are working on our core business intelligence projects and 17 of whom are working on research and development relating to our non-core businesses.

Employees

As of December 31, 2005, we had a total of 1,005 employees, of whom 689 were based in the United States and 316 were based internationally. Of the total of 1,005 employees, 334 were engaged in sales and marketing, 226 in research and development, 250 in technical support, consulting and education services, and 195 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired technical and sales professionals complete a professional orientation course that ranges from one day to four weeks long, presented by “MicroStrategy University,” our in-house education function. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content for MicroStrategy University is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

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

ITEM 1A.    RISK FACTORS

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

Fluctuations in Quarterly Operating Results.    Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or whether revenue must be recognized as work progresses or over the entire contract period;

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

•	our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	seasonal factors, such as our traditionally lower pace of new sales in the summer; and

•	changes in customer budgets.

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

The trading price for our class A common stock has been and may continue to be volatile

The trading price of our class A common stock historically has been volatile and may continue to be volatile. The trading price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales of stock by us or by our stockholders;

•	short sales, hedging and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our class A common stock, regardless of our actual operating performance.

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macroeconomic conditions could cause our cash balances to fluctuate and losses in our investment portfolio. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal income tax, less applicable foreign tax credits.

Revenue recognition accounting pronouncements may adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines and interpretations, we may be required to modify our reported results, revenue recognition policies or business practices, which could have a material adverse effect on our results of operations. Our existing revenue recognition policies are described in Note 2 to our Consolidated Financial Statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition.”

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Moreover, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still emerging. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and European and other governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Business disruptions could affect our operating results

A significant portion of our research and development activities and certain other critical business operations are concentrated in a single geographic area. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the years ended December 31, 2005, 2004 and 2003 channel partners accounted for 21.8%, 19.3% and 24.6%, respectively, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners. There can be no assurance that our strategic partners will continue to cooperate with us when our distribution agreements expire or are up for renewal. In addition, there can be no assurance that actions taken or omitted to be taken by such parties will not adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $47.4 million as of December 31, 2005. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for the fiscal years ended December 31, 2005 and 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of December 31, 2005, our accumulated deficit was $112.9 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 38.4%, 40.7% and 34.0% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs, export restrictions and other trade barriers;

•	costs of localizing products;

•	lack of acceptance of localized products;

•	longer accounts receivable payment cycles;

•	difficulties in and costs of staffing, managing and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws (including labor laws);

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

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

Our customers include the U.S. government and a number of other U.S. state and local governments or agencies

Procurement.    Contracting with public sector customers is highly competitive and can be time-consuming and expensive, requiring that we incur significant upfront time and expense without any assurance that we will win a contract.

Budgetary Constraints and Cycles.    Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services.

Modification or Cancellation of Contracts.    Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and services delivered, and we may be forced to pay any costs incurred by the customer for procuring alternative products and services.

Governmental Audits.    U.S. government and other state and local agencies routinely investigate and audit government contractors. If these audits determine that we have failed to comply with any of the complex laws and regulations relating to the formation, administration and performance of government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of fees, fines and suspensions or debarment from future government business.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our products, or force us to pay higher license fees

We license third-party technologies that we incorporate into our existing products. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future products. In addition, we may be unable to renegotiate acceptable third-party license terms. Changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our products, and we may experience a decreased demand for our products.

We depend on revenue from a single suite of products

Our MicroStrategy 8 suite of products accounts for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy 8 software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products or other risks described in this document.

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

Pending or future litigation could have a material adverse impact on our results of operation and financial condition

In addition to intellectual property litigation, from time to time, we have been subject to other litigation. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources.

If we are unable to develop and release product enhancements and new products to respond to rapid technological change in a timely and cost-effective manner, our business, operating results and financial condition could be materially adversely affected

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. We believe that our future success depends largely on three factors:

•	our ability to continue to support a number of popular operating systems and databases;

•	our ability to maintain and improve our current product line; and

•	our ability to rapidly develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance. Moreover, even if we introduce such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with nearly all major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX and Redhat Linux AS. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

Software products as complex as ours may contain errors and/or defects. Although we test our products extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation or delays in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition. We may also have to expend resources and capital to correct these defects.

Our license agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty and other claims. It is possible, however, that these provisions may not be effective under the laws of certain domestic or international jurisdictions and we may be exposed to product liability, warranty and other claims. A successful product liability claim against us could have a material adverse effect on our business, operating results and financial condition.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand

We rely on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

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

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. On November 17, 2005, the Federal Circuit reversed the District Court on our tortious interference claim and remanded that claim for further proceedings. The Federal Circuit affirmed the District Court on all other issues. On December 1, 2005, we filed a Combined Petition for Panel Rehearing and Rehearing En Banc. The Federal Circuit denied the Combined Petition on January 25, 2006.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. Any notice of appeal to be filed by MicroStrategy is due by March 27, 2006.

The outcome of this litigation is not presently determinable.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of March 1, 2006, holders of our class B common stock owned 3,240,475 shares of class B common stock, or 76.4% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 235,800 shares of class A common stock and 2,789,430 shares of class B common stock, or 66.3% of the total voting power, as of March 1, 2006. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, almost all of whom are current employees or former employees of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located in Northern Virginia and consist of approximately 260,000 square feet of leased facilities, including 77,000 square feet that has been subleased. The term of the lease expires in 2010 but may be extended at our option for two additional five-year terms.

In addition, we lease approximately 25,000 square feet of sales and administrative offices domestically and approximately 72,000 square feet of sales and administrative offices internationally in a variety of locations.

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

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, we voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. Our claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. We agreed to dismissal of the ‘033 patent claims without prejudice. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed our patent. The Court ruled in our favor on our claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of our trade secrets. On September 7, 2004, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. On November 17, 2005, the Federal Circuit reversed the District Court on our tortious interference claim and remanded that claim for further proceedings. The Federal Circuit affirmed the District Court on all other issues. On December 1, 2005, we filed a Combined Petition for Panel Rehearing and Rehearing En Banc. The Federal Circuit denied the Combined Petition on January 25, 2006.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. Any notice of appeal to be filed by MicroStrategy is due by March 27, 2006.

The outcome of this litigation is not presently determinable.

Other Proceedings

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on the Nasdaq National Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq National Market:

	High	Low
Year ended December 31, 2005
First Quarter	$79.75	$53.45
Second Quarter	59.95	43.20
Third Quarter	82.05	53.00
Fourth Quarter	84.91	64.66
Year ended December 31, 2004
First Quarter	$65.50	$46.73
Second Quarter	57.20	40.71
Third Quarter	44.44	29.57
Fourth Quarter	71.12	40.90

There is no established public trading market for our class B common stock. As of March 1, 2006, there were approximately 1,637 stockholders of record of our class A common stock and 7 stockholders of record of our class B common stock.

Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share.

We have never declared or paid any cash dividends on either our class A or class B common stock and have no current plans to declare or pay any such dividends.

The following table provides information about our repurchases during the periods indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2005—October 31, 2005	44,408	$70.96	44,408	$296,848,853
November 1, 2005—November 30, 2005	52,785	$71.94	52,785	$293,075,192
December 1, 2005— December 31, 2005	0	N/A	N/A	$293,075,192

Total:	97,193	$71.25	97,193	$293,075,192

(1)	The Average Price Paid per Share includes any broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$99,926	$96,995	$77,221	$62,865	$72,781
Product support and other services	168,736	134,213	98,356	84,962	109,300

Total revenues	268,662	231,208	175,577	147,827	182,081

Cost of revenues:
Product licenses	3,886	3,875	3,240	2,925	4,170
Product support and other services	32,565	28,996	24,745	24,975	43,692

Total cost of revenues	36,451	32,871	27,985	27,900	47,862

Gross profit	232,211	198,337	147,592	119,927	134,219

Operating expenses:
Sales and marketing	70,420	69,924	57,475	48,179	77,253
Research and development	31,471	24,915	27,684	26,297	32,819
General and administrative	36,382	34,977	32,580	27,635	34,153
Restructuring and impairment charges	—	—	1,699	4,198	39,463
Amortization of goodwill and intangible assets	71	71	182	3,195	17,251

Total operating expenses	138,344	129,887	119,620	109,504	200,939

Income (loss) from operations	93,867	68,450	27,972	10,423	(66,720)
Financing and other income (expense):
Interest income	2,974	1,221	644	728	2,171
Interest expense, including discount amortization expense	(94)	(53)	(5,109)	(8,413)	(5,401)
Loss on investments	(127)	(83)	—	(523)	(3,603)
Reduction in estimated cost of litigation settlement	—	—	—	11,396	30,098
(Loss) gain on early extinguishment of notes payable	—	—	(31,069)	6,750	—
Gain on contract termination	—	—	—	16,837	—
Other income (expense), net	1,550	(215)	307	2,109	(2,139)

Total financing and other income (expense)	4,303	870	(35,227)	28,884	21,126

Income (loss) from continuing operations before income taxes	98,170	69,320	(7,255)	39,307	(45,594)
Provision (benefit) for income taxes	33,427	(98,993)	(2,587)	1,190	2,460

Net income (loss) from continuing operations	64,743	168,313	(4,668)	38,117	(48,054)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(30,739)
Gain (loss) from abandonment	—	—	765	—	(2,075)

Income (loss) on discontinued operations	—	—	765	—	(32,814)

Net income (loss)	64,743	168,313	(3,903)	38,117	(80,868)

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	—	—	(6,874)	(10,353)
Net gain on refinancing of series A redeemable convertible preferred stock	—	—	—	—	29,370
Net gain on refinancing of series B, C and D convertible preferred stock	—	—	—	36,135	—
Gain on early redemption of redeemable convertible preferred stock of discontinued operations	—	—	—	—	44,923

Net income (loss) attributable to common stockholders	$64,743	$168,313	$(3,903)	$67,378	$(16,928)

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Basic earnings (loss) per share (1):
Continuing operations	$4.38	$10.48	$(0.31)	$3.20	$(3.35)
Discontinued operations	—	—	$0.05	$—	$1.40

Net income (loss) attributable to common Stockholders	$4.38	$10.48	$(0.26)	$3.20	$(1.95)

Weighted average shares outstanding used in computing basic earnings (loss) per share	14,768	16,055	14,804	11,676	8,659

Diluted earnings (loss) per share (1):
Continuing operations	$4.19	$9.83	$(0.31)	$3.12	$(3.35)
Discontinued operations	—	—	$0.05	$—	$1.40

Net income (loss) attributable to common stockholders	$4.19	$9.83	$(0.26)	$3.12	$(1.95)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	15,436	17,119	14,804	11,986	8,659

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$42,318	$68,314	$51,882	$15,036	$38,409
Restricted cash	5,076	1,210	747	6,173	439
Short-term investments	53,761	37,816	36	44	904
Net working capital (deficit) (2)	80,705	85,543	27,608	(6,920)	(23,179)
Long-term investments	—	26,365	—	—	—
Deferred tax assets, net, short-term	22,971	20,583	1,807	495	—
Deferred tax assets, net, long-term	86,393	110,818	3,686	—	—
Total assets	277,773	336,956	114,793	79,873	103,632
Deferred revenue and advance payments, short-term	45,874	43,674	28,374	23,961	20,987
Deferred revenue and advance payments, long-term	1,554	1,681	2,750	1,381	5,431
Long-term liabilities, excluding deferred revenue and advance payments	2,815	5,063	5,987	51,106	76,444
Net liabilities of discontinued operations	—	—	—	1,151	4,479
Series A redeemable convertible preferred stock	—	—	—	—	6,385
Series B redeemable convertible preferred stock	—	—	—	—	32,343
Series C redeemable convertible preferred stock	—	—	—	—	25,937
Series D convertible preferred stock	—	—	—	—	3,985
Total stockholders’ equity (deficit)	180,722	240,578	44,347	(34,509)	(138,007)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.
(2)	Net working capital (deficit) is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingency from terminated contract.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Overview

We are a worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, proactively refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation of net deferred tax assets, litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets and provision for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition.    MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification or customization of software, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We also follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition”.

We recognize revenue from sales of software licenses to end users or resellers upon:

1) persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties (other than certain customer specific instances in which we have a customary business practice of accepting orders without signed agreements);

2) delivery of the software; and

3) determination that collection of a fixed or determinable fee is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes using our objective evidence of the fair value of the elements represented by our customary pricing for each element when sold separately. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not material for the years ended December 31, 2005, 2004 and 2003.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, revenue is recognized when the specified future product or upgrades are delivered or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates us to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or OEMs who purchase our products for resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met.

Product support revenue is derived from providing technical software support and software updates and upgrades to customers. Product support revenue is recognized ratably over the term of the contract, which in most cases is one year.

Revenue from consulting, education and other services is recognized as the services are performed.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Litigation and Contingencies.    We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We are involved in lawsuits with Business Objects, S.A. and Business Objects Americas, Inc. relating to claims involving patent infringement and other intellectual property matters. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to these actions. Accordingly, no provision for these matters has been made in the accompanying consolidated financial statements. Additional information regarding these matters is included under “Item 1A. Risk Factors.”

We are also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on our financial position, results of operations or cash flows.

Income Taxes.    In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections.

As a global company with subsidiaries in many countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. Should we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period such determination was made.

Results of Operations

Comparison of the years ended 2005, 2004 and 2003

Revenues

Product licenses revenues.    The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
Product Licenses Revenues:
Domestic (consists of the U.S. and Canada)	$61,768	$53,848	$53,005	14.7%	1.6%
International	38,158	43,147	24,216	-11.6%	78.2%

Total revenues	$99,926	$96,995	$77,221	3.0%	25.6%

	Years Ended December 31,
	2005	2004	2003
Product License Transactions with Revenue Recognized in the Applicable Period:
Greater than $1.0 million of revenue recognized	10	8	6
Between $500,000 and $1.0 million of revenue recognized	24	22	20

Total transactions with greater than $500,000 of revenue recognized	34	30	26

Domestic:
Greater than $1.0 million of revenue recognized	8	4	5
Between $500,000 and $1.0 million of revenue recognized	18	16	18

Total domestic transactions with greater than $500,000 of revenue recognized	26	20	23

International:
Greater than $1.0 million of revenue recognized	2	4	1
Between $500,000 and $1.0 million of revenue recognized	6	6	2

Total international transactions with greater than $500,000 of revenue recognized	8	10	3

Product licenses revenues increased in each of 2005 and 2004, as compared to the prior year, due to increases in the total number of recognized product license transactions and high-dollar product license transactions in both years. These increases were partially attributable to new product launches during those years.

Domestic product licenses revenues.    Domestic product licenses revenues increased in 2005, as compared to 2004, due to increases in the total number of recognized product license transactions and high-dollar product license transactions in 2005. The increase was partially attributable to new product launches during 2005.

Domestic product licenses revenues in 2004 were consistent with the prior year due to increases in the total number of recognized product license transactions, offset by a decrease in the number of high-dollar product license transactions.

International product licenses revenues.    International product licenses revenues decreased in 2005, as compared to 2004, due to a decrease in the number of high-dollar transactions in 2005. During 2005, we recognized revenue from two transactions, each in excess of $1.0 million, that together comprised $3.1 million of international product licenses revenues. During 2004, we recognized revenue from four transactions, each in excess of $1.0 million, that together comprised an aggregate of $12.4 million of international product licenses revenues. This decrease in high-dollar transactions was partially offset by increases in the total number of recognized international product license transactions in 2005.

International product licenses revenues increased in 2004, as compared to 2003, due to increases in high-dollar international product license transactions. During 2004, we recognized revenue from four transactions, each in excess of $1.0 million, that together comprised an aggregate of $12.4 million of international product licenses revenues. During 2003, we recognized revenue from one transaction in excess of $1.0 million that accounted for $1.3 million of international product licenses revenues.

International product licenses revenues were affected by favorable foreign currency fluctuations of 0.7%, 16.0%, and 12.6% in 2005, 2004, and 2003, respectively.

Product support revenues.    The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
Product Support Revenues:
Domestic (consists of the U.S. and Canada)	$70,021	$55,861	$42,130	25.3%	32.6%
International	45,830	35,209	22,243	30.2%	58.3%

Total revenues	$115,851	$91,070	$64,373	27.2%	41.5%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased in each of 2005 and 2004, as compared to the prior year, due to an increase in the average rate charged for product support services, an ongoing increase in our installed base of software licenses customers (customers generally purchase product support services at the time of product licenses purchases) and high renewal rates for such contracts.

International product support revenues were affected by favorable foreign currency fluctuations of 1.3%, 14.0% and 15.8% in 2005, 2004 and 2003, respectively.

Other Services.    The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
Other Services Revenues:	$52,885	$43,143	$33,983	22.6%	27.0%

Other services revenues includes consulting to help customers plan and execute the deployment of our software. Other services revenues also includes education and training, which we provide to our customers to enhance their ability to fully utilize the features and functionality of our software.

Consulting revenues increased in each of 2005 and 2004, as compared to the prior year, due to increases in the number of billable hours provided to our customers and an increase in average rates charged.

Education revenues increased in each of 2005 and 2004, as compared to the prior year, due to increases in the number of our training courses sold.

International other services revenues was affected by favorable foreign currency fluctuations of 1.7%, 10.1% and 12.2% in 2005, 2004 and 2003, respectively.

Costs and Expenses

Cost of Revenues.    The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
Cost of Revenues:
Product licenses	$3,886	$3,875	$3,240	0.3%	19.6%
Product support	8,225	7,708	6,590	6.7%	17.0%
Other services	24,340	21,288	18,155	14.3%	17.3%

Total cost of revenues	$36,451	$32,871	$27,985	10.9%	17.5%

Cost of product licenses revenues.    Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues did not change significantly in 2005 as our most significant cost of product licenses revenues, capitalized software development amortization costs, were consistent with the prior year. In the first quarter of 2005, we began amortizing the costs related to the development of MicroStrategy 8. The amortization costs of MicroStrategy 8 were offset by the decrease in amortization costs related to MicroStrategy 7i and Narrowcast Server 7.2 which became fully amortized.

Cost of product support revenues.    Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues in 2005, as compared to 2004, was primarily attributable to increases in product support personnel compensation costs.

The increase in cost of product support revenues in 2004, as compared to 2003, was primarily attributable to increases in product support staffing levels to ensure an adequate workforce to support our growing customer base.

Cost of product support revenues was affected by unfavorable foreign currency fluctuations of 0.2%, 2.4%, and 2.9% in the years 2005, 2004, and 2003, respectively.

Cost of other services revenues.    Cost of other services revenues consists of consulting and education personnel and related overhead costs.

The increases in cost of other services revenues in each of 2005 and 2004, as compared to the prior year, were primarily attributable to increases in both compensation costs and staffing levels in both years to ensure an adequate workforce to support our growing customer and revenue base.

Cost of other services revenues was affected by favorable foreign currency fluctuations of 0.2% in 2005 and was affected by unfavorable foreign currency fluctuations of 4.2% and 5.9% in 2004 and 2003, respectively.

Operating expenses.    The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Years Ended December 31,			% Change in 2005	% Change in 2004
	2005	2004	2003
Operating Expenses:
Sales and marketing	$70,420	$69,924	$57,475	0.7%	21.7%
Research and development	31,471	24,915	27,684	26.3%	-10.0%
General and administrative	36,382	34,977	32,580	4.0%	7.4%
Other operating expenses	71	71	1,881	—	-96.2%

Total operating expenses	$138,344	$129,887	$119,620	6.5%	8.6%

Sales and marketing expenses.    Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses in 2005 were consistent with the prior year, with an increase in staffing and compensation costs for our sales and marketing personnel offset by a decrease in discretionary marketing expenditures in 2005.

The increase in sales and marketing expenses in 2004, as compared to 2003, was primarily attributable to an increase in staffing and in compensation costs for our sales and marketing personnel.

Sales and marketing expenses was affected by unfavorable foreign currency fluctuations of 0.5%, 3.9% and 4.9% in 2005, 2004, and 2003, respectively.

Research and development expenses.    Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Gross research and development expenses:
Core research and development activities	$30,440	$27,458	$26,859
Non-core research and development activities	1,957	1,725	1,999
Capitalized software development costs	(926)	(4,268)	(1,174)

Total research and development expenses	$31,471	$24,915	$27,684

Amortization of capitalized software development costs included in cost of product licenses revenues	$2,736	$2,483	$1,895

The increase in research and development expenses in 2005, as compared to 2004, was primarily attributable to an increase in staffing levels and compensation costs of our research and development personnel and a decrease in capitalized software development costs.

The decrease in research and development expenses in 2004, as compared to 2003, was primarily attributable to an increase in capitalized software development costs, partially offset by an increase in compensation costs of our research and development personnel.

As of December 31, 2005, our research and development resources were allocated to the following projects: 48% to MicroStrategy 8, 34% to new product initiatives, and 18% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses.    General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments as well as third-party consulting, legal and other professional fees.

The increase in general and administrative expenses in 2005, as compared to 2004, was primarily attributable to an increase in compensation costs and staffing levels of our general and administrative personnel, partially offset by decreases in external accounting and auditing fees.

The increase in general and administrative expenses in 2004, as compared to 2003, was primarily attributable to an increase in compensation costs and staffing levels of our general and administrative personnel. In addition, external accounting and auditing fees increased due to costs associated with Sarbanes-Oxley Act compliance, partially offset by a decrease in external legal fees.

General and administrative expenses was affected by unfavorable foreign currency fluctuations of 0.5%, 2.1% and 1.7% in 2005, 2004, and 2003, respectively.

Provision (Benefit) for Income Taxes.    During 2005 we recorded a provision for income taxes of $33.4 million, resulting in an effective tax rate of 34.1%. Of the $33.4 million provision, $26.2 million was related to deferred taxes and was primarily related to the non-cash use of domestic net operating loss carryforwards. In 2004, we recorded a benefit for income taxes of $99.0 million caused primarily by the 2004 release of a valuation allowance related to our net operating loss tax assets, as described below.

As of December 31, 2005, we had net operating loss carryforwards of $236.7 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $109.4 million. We have domestic net operating loss carryforwards of $219.5 million that begin to expire in 2020, and $17.2 million of foreign loss carryforwards that begin to expire in 2007. Also, as of December 31, 2005, we had a valuation allowance of $8.1 million relating to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect will expire unused.

We currently do not have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, we expect to accrue a deferred tax liability less any applicable foreign tax credits on undistributed foreign earnings at such time as we have cumulative undistributed foreign earnings and an excess of the financial reporting basis in foreign subsidiaries over the tax basis of such subsidiaries. Currently there is an excess of the tax basis over the financial reporting basis for which no deferred tax asset has been recorded.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary incentive (“Section 965”) for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, we repatriated $27.2 million from our Bermuda subsidiary as a qualified Section 965 dividend. The dividend resulted in a cash tax of $1.1 million, after use of an alternative minimum tax credit of $0.5 million.

The AJCA also included a qualified manufacturing deduction that applies to domestic manufacturers, including software companies. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carryforward position; therefore, we did not claim a benefit related to the qualified manufacturing deduction. We have not quantified the impact of the qualified manufacturing deduction that we can use once the net operating loss carryforward has been fully used.

Pursuant to the provisions of the Internal Revenue Code (“IRC”), an “ownership change” involving 5% or greater shareholders occurred in May 2003. The IRC provides an annual limitation on the amount of net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the date of change multiplied by a Federal long-term tax exempt rate. We do not currently expect the limitations under the IRS ownership change rules to impact our ability to use our net operating loss carryforwards. Accordingly, we have not established a valuation allowance in 2005 related to this issue.

During 2004, we recognized a net benefit for income taxes of $99.0 million. This benefit included a $107.4 million release of valuation allowance on net operating loss carryforward and other deferred tax assets. This benefit was partially offset by income tax expense incurred in our foreign operations. Based upon our cumulative operating results and an assessment of our expected future results of operations, we determined that it was more likely than not that we would be able to realize a substantial portion of our net operating loss carryforward tax assets prior to their expiration. As a result, during 2004, we released $125.4 million of our deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. The total valuation allowance release recorded as an income tax benefit in our consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million.

During 2003, we recorded an income tax benefit of $2.6 million. The income tax benefit in 2003 included a $5.2 million reduction of valuation allowances on net operating loss carryforwards and other deferred tax assets in certain foreign subsidiaries that continued to demonstrate profitability. This benefit was partially offset by income tax expense incurred in our foreign operations. Also during 2003, we recognized a deferred tax asset of $9.1 million primarily related to domestic tax losses and certain other items. However, we recorded a full valuation allowance on this benefit.

Deferred Revenue and Advance Payments.    Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2005	2004
Current:
Deferred product licenses revenue	$2,990	$5,863
Deferred product support revenue	72,645	63,819
Deferred other services revenue	11,780	13,170

	87,415	82,852
Less: billed and unpaid deferred revenue	(41,541)	(39,178)

	$45,874	$43,674

Non-current:
Deferred product licenses revenue	$174	$290
Deferred product support revenue	2,228	1,974
Deferred other services revenue	18	5

	2,420	2,269
Less: billed and unpaid deferred revenue	(866)	(588)

	$1,554	$1,681

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2005, as compared to 2004, was primarily attributable to an ongoing increase in product support contracts associated with new product licenses sales, an increase in the average rate charged for product support and our high renewal rates of such contracts during 2005.

Including billed and unpaid deferred revenue, we expect to recognize $87.4 million of deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During 2005 we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances as of December 31, 2005, 2004, and 2003.

We do not expect revenue from multi-year arrangements will constitute a substantial percentage of our total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On December 31, 2005 and 2004, we had $96.1 million and $132.5 million, respectively, in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed under “Item 1A. Risk Factors.”

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2005, we had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. Through December 31, 2005, we repurchased an aggregate of 97,193 shares of our class A common stock at an average price of $71.25 and an aggregate cost of $6.9 million pursuant to the 2005 Share Repurchase Program.

On July 27, 2004, we announced that our Board of Directors had authorized our repurchase of up to $35.0 million of our class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, our Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we were authorized to repurchase. During the second quarter of 2005, we repurchased under the 2004 Share Repurchase Program 2,509,952 shares of class A common stock at an average price per share of $50.82, at an aggregate cost of $127.6 million. Including repurchase activity from all prior periods, we repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. Since repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

During 2005, under both the 2005 and 2004 Share Repurchase Programs, we repurchased an aggregate of 2,607,145 shares of class A common stock at an aggregate cost of $134.5 million. During 2004, under the 2004 Share Repurchase Program, we repurchased an aggregate of 67,800 shares of class A common stock at an aggregate cost of $2.3 million.

Subsequent to December 31, 2005, and through March 1, 2006, we repurchased an aggregate of 635,526 shares of class A common stock at an average price per share of $92.52 and an aggregate cost of $58.8 million under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

Contractual Obligations.    The following table sets forth our contractual obligations, generally associated with lease commitments, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands):

	Years Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual obligations	$11,473	$9,072	$8,334	$7,430	$4,013	$1,410	$41,732

Net Cash Provided by Operating Activities.    The increase in net cash provided by operating activities in 2005, as compared to 2004, was primarily attributable to an improvement in operating results, our utilization of deferred tax assets, and increases in our deferred revenue balances.

The increase in net cash provided by operating activities in 2004, as compared to 2003, was primarily attributable to an improvement in operating results, an increase in our deferred revenue balances, and a decrease in cash used for payment of accounts payable, accrued expenses, and accrued compensation, partially offset by a decrease in cash as a result of the net increase in our accounts receivable and increases in prepaid expenses, deposits and other assets.

Net Cash Provided by (Used in) Investing Activities.    The increase in net cash provided by investing activities in 2005 was primarily attributable to proceeds from sales and maturities of investments of $180.3 million during 2005, as compared to none in 2004, and offset by an increase in purchases of investments of $105.1 million. The decrease in net cash provided by investing activities in 2004, as compared to 2003, was attributable to the purchases of short and long-term U.S. treasury securities, and increases in capital expenditures, capitalized software development costs and restricted cash during 2004.

Net Cash Used in (Provided by) Financing Activities.    The increase in net cash used in financing activities in 2005, as compared to 2004, was primarily attributable to our repurchases of class A common stock during 2005, offset by proceeds from the issuance of class A common stock from exercises of employee stock options and our employee stock purchase plan. The increase in net cash used in financing activities in 2004, as compared to 2003, was primarily attributable to an increase in proceeds from the sale of class A common stock under our employee stock purchase plan and the exercise of employee stock options, offset by our repurchase of shares of class A common stock during 2004.

Off-Balance Sheet Arrangements.    We did not enter into any off-balance sheet arrangements during the years ended 2005, 2004, and 2003. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under

Accounting Principles Board Opinion No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

We adopted SFAS No. 123R effective January 1, 2006. We estimate that the adoption of SFAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense of approximately $1.2 million in 2006 based on our current share-based compensation plans.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk.    Our exposure to risk for changes in interest rates relates primarily to short-term and long-term investments. We generally invest our excess cash in short-term, highly-rated, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if interest rates increase.

As of December 31, 2005 we held auction rate securities that could expose us to interest rate risk. Although the Company purchases these securities to hold for a short period of time, typically less than 40 days, the underlying securities are long-term municipal and corporate bonds with maturities ranging from twenty to thirty years. The securities are repriced through the Dutch auction process, generally every 7, 28, 30 or 35 days.

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

International sales accounted for 38.4%, 40.7% and 34.0% of our total revenues for the years ended December 31, 2005, 2004, and 2003. We anticipate that international revenues will continue to account for a significant portion of total revenues.

Based on our overall currency rate exposure in foreign jurisdictions, a 10% change in foreign exchange rates could have a material impact on our financial position, results of operations and cash flows. For instance, if average exchange rates in 2005 had changed unfavorably by 10%, our 2005 total revenues and net income could have decreased by approximately $9.4 million and $4.7 million, respectively.

We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 15 below.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers and their ages and positions as of March 1, 2006 are as follows:

Name	Age	Title
Michael J. Saylor	41	Chairman of the Board of Directors, President and Chief Executive Officer
Sanju K. Bansal	40	Vice Chairman, Executive Vice President and Chief Operating Officer
Jonathan F. Klein	39	Vice President, Law and General Counsel
Arthur S. Locke, III	42	Vice President, Finance and Chief Financial Officer
Eduardo S. Sanchez	49	Vice President, Worldwide Sales
Jeffrey A. Bedell	37	Vice President, Technology and Chief Technology Officer
Adam M. McDonald	31	Vice President, Worldwide Services
Matthew W. Calkins (1)	32	Director
Robert H. Epstein	53	Director
F. David Fowler (1)	72	Director
David W. LaRue (1)	55	Director
Jarrod M. Patten (1)(2)	34	Director
Carl J. Rickertsen (2)	45	Director
Thomas P. Spahr	41	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Set forth below is certain information regarding the professional experience of each of the above-named persons.

Michael J. Saylor has served as chief executive officer and chairman of the Board of Directors since founding MicroStrategy in November 1989 and as president from November 1989 to November 2000 and since January 2005. Prior to that, Mr. Saylor was employed by E.I. du Pont de Nemours & Company as a Venture Manager from 1988 to 1989 and by Federal Group, Inc. as a consultant from 1987 to 1988. Mr. Saylor received an S.B. in Aeronautics and Astronautics and an S.B. in Science, Technology and Society from the Massachusetts Institute of Technology.

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

Prior to joining MicroStrategy, Mr. Locke served as chief financial officer of Metropolitan Area Networks, a start-up wireless broadband company, from February 2000 to January 2001, and as corporate controller of EIS International, Inc., a publicly-traded provider of solutions and applications for the call center industry, from March 1997 to February 2000. Mr. Locke also served a total of five years with Deloitte & Touche and PricewaterhouseCoopers from 1986 to 1991. Mr. Locke is a certified public accountant and received a Bachelor of Science in Business Administration (BSBA) in Accounting and Computer Systems from American University.

Eduardo S. Sanchez has served as vice president, worldwide sales since April 2005, as vice president, worldwide sales and services from April 2001 to April 2005, as vice president, worldwide sales from 2000 to 2001, as vice president, international operations from 1998 to 2000, as vice president, European operations from 1996 to 1998, as managing director, European operations from 1994 to 1996, and as consulting manager, US operations from 1992 to 1994. Prior to joining MicroStrategy, Mr. Sanchez worked as a consultant in Europe, the United States, South America and Japan, developing and deploying large-scale optimization systems for the manufacturing and power utility sector. In this capacity, he was engaged in significant projects with companies such as Mitsubishi, Groupe Saint Gobain, ABB, Siemens and Xerox. Mr. Sanchez received a bachelor’s degree in Electrical Engineering from the University of LaPlata in Argentina and a master’s degree in Systems Engineering from George Mason University.

Jeffrey A. Bedell has served as vice president, technology and chief technology officer since April 2001, as vice president, platform technology from 1999 to 2001, and as senior program manager and director of technology programs from 1992 to 1999. Mr. Bedell received a B.A. in Religion from Dartmouth College.

Adam M. McDonald has served as vice president, worldwide services since April 2005, as vice president, technology services from November 2000 to April 2005, as senior manager and director, advanced product support from 1999 to 2000, as manager, advanced product support from 1998 to 1999 and as technical support lead engineer from 1996 to 1998. Mr. McDonald received a B.A. in History from Dartmouth College.

Matthew W. Calkins has been a member of the Board of Directors of MicroStrategy since November 2004. In 1999, Mr. Calkins founded Appian Corporation, a privately-held business process management company, where he has served as the president and chief executive officer since its founding. Mr. Calkins received a B.A. in Economics from Dartmouth College.

Robert H. Epstein has been a member of the Board of Directors of MicroStrategy since January 2006. Mr. Epstein is currently president and chief executive officer of Takeda Lace USA, Inc., the U.S. subsidiary of Japan-based textile manufacturer Takeda Lace Co., Ltd., a position he has held since May 2002. From October 2001 until May 2002, Mr. Epstein pursued various business opportunities, including serving as a consultant for Warnaco Inc., an apparel manufacturer. From June 1978 until October 2001, Mr. Epstein served in various positions at textile manufacturer Liberty Fabrics of New York, Inc., concluding his tenure as Division President and Chief Operating Officer. Mr. Epstein received a B.S. in Psychology from Columbia University and did coursework at the Stern School of Business at New York University.

F. David Fowler has been a member of the Board of Directors of MicroStrategy since June 2001. Mr. Fowler was the dean of the School of Business and Public Management at The George Washington University from July 1992 until his retirement in June 1997 and a member of KPMG LLP from 1963 until his retirement in June 1992. As a member of KPMG, Mr. Fowler served as managing partner of the Washington, DC office from 1987 until 1992, as partner in charge of human resources for the firm in New York City, as a member of the firm’s board of directors, operating committee and strategic planning committee and as chairman of the KPMG Foundation and the KPMG personnel committee. Mr. Fowler is also a member of the board of directors of various FBR Funds sponsored by Friedman Billings Ramsey, located in Arlington, VA, and Liquidity Services, Inc., a publicly-traded provider of services to market and sell surplus assets and wholesale goods. Mr. Fowler received a B.A./B.S. in Business from the University of Missouri at Columbia.

David W. LaRue has been a member of the Board of Directors of MicroStrategy since February 2006. In 1983, Dr. LaRue joined the faculty of the University of Virginia’s McIntire School of Commerce, where he develops and teaches graduate and undergraduate courses in the fields of finance, accounting and taxation. From July 2000 to December 2005, Dr. LaRue served as the Director of the Graduate Accounting Program at the McIntire School of Commerce. Dr. LaRue received a B.B.A. in Production Logistics Management, an M.S. in Accountancy, Accounting and Taxation, and a Ph.D. in Accounting, Taxation and Economics from the University of Houston.

Jarrod M. Patten has been a member of the Board of Directors of MicroStrategy since November 2004. In 1996, Mr. Patten founded Real Estate Resource Group, L.L.C. and has served as the president and chief executive officer since its founding. Real Estate Resource Group, L.L.C. develops and implements lease auditing programs and cost containment strategies designed to tighten corporate controls and increase operating efficiencies. Mr. Patten received a B.S. in Biology and a B.A. in Biological Anthropology and Anatomy from the Trinity College of Arts and Sciences at Duke University.

Carl J. Rickertsen has been a member of the Board of Directors of MicroStrategy since October 2002. Mr. Rickertsen is currently managing partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2004. From January 1998 until January 2004, Mr. Rickertsen was chief operating officer and a partner at Thayer Capital Partners, a private equity investment firm. From September 1994 until January 1998, Mr. Rickertsen was a managing partner at Thayer. Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen is also a member of the board of directors of Convera Corporation, a publicly-traded search-engine software company, United Agri Products, a distributor of farm and agricultural products, and Homeland Security Capital Corporation, a consolidator in the fragmented homeland security industry. Mr. Rickertsen received a B.S. from Stanford University and an M.B.A. from Harvard Business School.

Thomas P. Spahr has been a member of the Board of Directors of MicroStrategy since January 2006. Mr. Spahr is currently president of Libra Ventures, LLC, a start-up web based applications design company, a position he has held since November 2004. Since February 2004, Mr. Spahr has also been serving as Vice President, Secretary, and Vice President of Business Development for Jex Technologies, Inc., a technology company focusing on automating health care logistics. From June 2001 until February 2004, Mr. Spahr was an independent investor. From 1996 until June 2001, Mr. Spahr served in various positions at MicroStrategy, concluding his tenure as Vice President, Information Systems and Chief Information Officer. Mr. Spahr received an S.B. Degree in Aeronautics and Astronautics from the Massachusetts Institute of Technology.

Identification of Audit Committee/Audit Committee Financial Expert

We have a separately-designated standing Audit Committee of the Board of Directors, which provides the opportunity for direct contact between our independent auditors and the Board of Directors. The Audit Committee is currently comprised of Messrs. Calkins, Fowler, LaRue and Patten and was established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Board of Directors has designated Messrs. Fowler and LaRue as audit committee financial experts under Item 401(h) of Regulation S-K. Each member of the Audit Committee is “independent” as defined under applicable SEC and Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of our class A common stock to file with the SEC initial reports of ownership of our class A common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors, executive officers and holders of 10% of our class A common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and executive officers regarding their filing obligations, all Section 16(a) filing requirements were satisfied with respect to the fiscal year ended December 31, 2005 (“Fiscal Year 2005”).

Code of Ethics

On March 5, 2004, the Board of Directors, through the Audit Committee, adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and such other personnel of MicroStrategy or its majority-owned subsidiaries as may be designated from time to time by the chairman of the Audit Committee. The Code of Ethics is publicly available on the Corporate Governance section of our website, www.microstrategy.com. We intend to disclose any amendments to the Code of Ethics or any waiver from a provision of the Code of Ethics on the Corporate Governance section of our website, www.microstrategy.com.

ITEM 11.    EXECUTIVE COMPENSATION

The compensation information set forth in this Item 11 relates to compensation paid by us to (i) our chief executive officer and our four other most highly compensated executive officers who were serving as our executive officers during 2005 (collectively, the “Named Executive Officers”) and (ii) directors who are not employees of MicroStrategy or any subsidiary (“Outside Directors”).

The following table sets forth certain information concerning the compensation of the Named Executive Officers for each of the last three fiscal years:

SUMMARY COMPENSATION TABLE

	Fiscal Year	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Other Annual Compensation		Number of Shares Underlying Options
Michael J. Saylor	2005	$387,500	$1,683,880	$14,598	(1)	—
Chairman of the Board, President, and	2004	375,000	954,775	—		—
Chief Executive Officer	2003	375,000	532,889	—		410,000

Sanju K. Bansal	2005	$200,000	$400,000	—		—
Vice Chairman of the Board, Executive Vice	2004	200,000	509,213	—		—
President, and Chief Operating Officer	2003	200,000	284,207	—		100,000

Jonathan F. Klein	2005	$225,000	$445,000	—		—
Vice President, Law and	2004	212,083	425,000	—		—
General Counsel	2003	186,250	100,000	—		50,000

Arthur S. Locke, III	2005	$217,708	$475,000	—		—
Vice President, Finance and	2004	162,438	75,000	—		—
Chief Financial Officer	2003	155,313	52,500	—		8,500

Eduardo S. Sanchez	2005	$250,000	$426,797	—		—
Vice President, Worldwide Sales	2004	250,000	599,173	—		—
	2003	250,000	214,414	—		50,000

(1)	Other Annual Compensation includes tax reimbursements but does not include perquisites and other personal benefits for the Named Executive Officer if the aggregate incremental cost in a given year did not exceed the lesser of $50,000 or 10% of such officer’s combined salary and bonus for that year. In 2005, Mr. Saylor received a cash payment of $14,598 for reimbursement of taxes incurred in connection with the sublease of office space by the Company to Alcantara LLC, a Delaware limited liability company of which Mr. Saylor is the sole member. Pursuant to the sublease agreement, Alcantara does not make any rental or other payments to the Company.

Option Grants

No grants of stock options were made to any of the Named Executive Officers during Fiscal Year 2005.

Option Exercises and Holdings

The following table sets forth information concerning each exercise of a stock option during Fiscal Year 2005 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Shares of Class A Common Stock Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In- the-Money Options at Fiscal Year-End (2)
Name	Number of Shares of Class A Common Stock Acquired on Exercise	Value Realized (1)	Exercisable/Unexercisable	Exercisable/Unexercisable
Michael J. Saylor	0	$0	153,800 / 246,000	$9,532,524 / $15,247,080

Sanju K. Bansal	20,000	$1,150,800	0 / 60,000	$0 / $3,718,800

Jonathan F. Klein	9,500	$548,325	63,063 / 47,500	$3,776,936 / $3,223,875

Arthur S. Locke, III	4,562	$234,948	2,816 / 5,862	$955 / $319,798

Eduardo S. Sanchez	45,000	$2,933,410	57,050 / 38,750	$2,267,489 / $2,541,638

(1)	Represents the difference between the exercise price and the fair market value of our class A common stock on the date of exercise.
(2)	Value of an unexercised in-the-money option is determined by subtracting the exercise price per share from the fair market value per share for the underlying shares as of December 31, 2005, multiplied by the number of such underlying shares. The fair market value of our class A common stock is based upon the last reported sale price ($82.67 per share) as reported on the Nasdaq National Market on December 30, 2005, the last trading day of the fiscal year.

Director Compensation

Director Compensation Arrangements

Each Outside Director receives a fee of $8,000 for each quarterly meeting of the Board of Directors which the Outside Director attends in person. An Outside Director may be paid a quarterly board meeting fee for attending a quarterly board meeting via telephonic conference call if the Outside Director has good reason for the Outside Director’s failure to attend such meeting in person as determined by the Chairman of the Board, but such payment is limited to one occurrence in any given fiscal year. Each Outside Director who is a member of the Audit Committee also receives a fee of $4,000 for each quarterly meeting of such committee which the Outside Director attends in person. Each Outside Director may receive fees up to $12,000 in any fiscal quarter for additional services delegated by the Board of Directors to such Outside Director in the Outside Director’s capacity as a member of the Audit Committee, the Board of Directors or any other committees of the Board of Directors, provided that any such fee paid with respect to a particular service must be approved by the Board of Directors following the completion of such service by the Outside Director. Each Outside Director is reimbursed for all reasonable out-of-pocket expenses incurred by him or her in attending meetings of the Board of Directors and any committee thereof and otherwise in performing his or her duties as an Outside Director, subject to compliance with our standard documentation policies regarding reimbursement of business expenses.

In addition, the Company is authorized to make available, from time to time, tickets to sporting, charity, dining, entertainment or similar events as well as use of corporate suites, club memberships or similar facilities that the company may acquire (“Corporate Development Programs”), for personal use by Company personnel to the extent a Corporate Development Program is not at such time being used exclusively by the Company for business purposes. Eligible personnel include members of the Board of Directors of the Company, executive officers of the Company, and other employees of the Company and its subsidiaries. Any such personal use may be deemed compensation to such persons.

2005 Director Compensation

In 2005, the Outside Directors received the following cash compensation in accordance with the compensation arrangements described above:

Director	Aggregate Cash Compensation
Matthew W. Calkins	$52,000
F. David Fowler	$64,000
Jarrod M. Patten	$56,000
Carl J. Rickertsen	$48,000
Stuart B. Ross*	$10,000

* Mr. Ross retired from the Board of Directors effective August 4, 2005.

In 2005, Mr. Calkins also received compensation valued at $525 in his capacity as a director for personal use of Corporate Development Programs. No other director received any compensation attributable to use of Corporate Development Programs in 2005.

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

In July 2002, each of Messrs. Klein and Sanchez were granted options to purchase 70,000 and 35,000 shares of class A common stock, respectively, under our 1999 Stock Option Plan (the “1999 Plan”). The option agreements for each of these grants provide for the acceleration of vesting in the event of a change in control of the Company such that, as of the effective date of the change in control, at least fifty percent of the original grant is fully vested and the remaining unvested portion will vest as to fifty percent of the remaining unvested shares on the last day of the third month after the effective date of the change in control and the remaining unvested shares will vest on the last day of the sixth month after the effective date of the change in control. In addition, these option agreements provide that if, following the change in control, such officer’s employment is terminated by MicroStrategy other than for cause or by such officer for good reason, the option will vest in full on the effective date of such termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of January 31, 2006 unless otherwise indicated, by (i) each person who is known by us to beneficially own more than 5% of any class of our common stock, (ii) each director or nominee for director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Shares of Class A Common Stock Outstanding(3)(4)
Michael J. Saylor(5)	3,025,230	22.2%
Sanju K. Bansal(6)	396,462	3.6
Jonathan F. Klein(7)	73,063	*
Arthur S. Locke, III(8)	5,232	*
Eduardo S. Sanchez(9)	135,373	1.3
Matthew W. Calkins	0	*
Robert H. Epstein(10)	200	*
F. David Fowler(11)	29,000	*
David W. LaRue(12)	0	*
Jarrod M. Patten	0	*
Carl J. Rickertsen(13)	5,000	*
Thomas P. Spahr(14)	53,400	*
Massachusetts Financial Services Company(15)	1,607,530	15.2
Waddell & Reed Financial, Inc. and affiliates(16)	944,654	8.9
Barclays Global Investors, NA and affiliates(17)	714,170	6.7
Putnam, LLC and affiliates(18)	661,589	6.2
All directors and executive officers as a group (14 persons)(19)	3,822,829	26.6

*	Less than 1%.
(1)	Each beneficial owner named in the table above (except as otherwise indicated in the footnotes below) has an address in care of MicroStrategy Incorporated, 1861 International Drive, McLean, Virginia 22102.
(2)	The shares listed in this table include shares of our class A common stock and class B common stock, as set forth in the footnotes below. Shares of class B common stock are convertible into the same number of shares of class A common stock at any time at the option of the holder.
(3)	The inclusion of any shares of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. In accordance with the rules of the SEC, each stockholder is deemed to beneficially own any shares subject to stock options that are exercisable on or within 60 days after January 31, 2006. Any reference below to shares subject to outstanding stock options held by the person in question refers only to such stock options.
(4)	With respect to our directors and officers, percentages in the table and these footnotes have been calculated based on 10,598,403 shares of class A common stock and 3,257,573 shares of class B common stock outstanding as of January 31, 2006. In addition, for the purpose of calculating each director or officer’s percentage of shares outstanding, any shares of class A common stock subject to outstanding stock options held by such person which are exercisable on or within 60 days after January 31, 2006 and any shares of class B common stock held by such person are deemed to be outstanding shares of class A common stock.
(5)	Mr. Saylor’s holdings of common stock consist of 2,789,430 shares of class B common stock owned by Alcantara LLC, which is wholly owned by Mr. Saylor (approximately 85.6% of the class B common stock outstanding), and options exercisable on or within 60 days after January 31, 2006 to purchase 235,800 shares of class A common stock.
(6)	Mr. Bansal’s holdings of common stock consist of 280,000 shares of class B common stock owned by Shangri-La LLC, which is wholly owned by Mr. Bansal, 38,305 shares of class B common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 2,357 shares of class B common stock held in Mr. Bansal’s own name (collectively constituting approximately 9.8% of the class B common stock outstanding), 50,000 shares of class A common stock owned by a trust for which Mr. Bansal acts as the sole trustee, 5,800 shares of class A common stock owned by a foundation for which Mr. Bansal acts as the sole trustee and options exercisable on or within 60 days after January 31, 2006 to purchase 20,000 shares of class A common stock.

(7)	Mr. Klein’s holdings of common stock consist of options exercisable on or within 60 days after January 31, 2006 to purchase 73,063 shares of class A common stock.
(8)	Mr. Locke’s holdings of common stock consist of options exercisable on or within 60 days after January 31, 2006 to purchase 5,232 shares of class A common stock.
(9)	Mr. Sanchez’s holdings of common stock consist of 67,481 shares of class B common stock (approximately 2.1% of the class B common stock outstanding), 842 shares of class A common stock and options exercisable on or within 60 days after January 31, 2006 to purchase 67,050 shares of class A common stock.
(10)	Mr. Epstein’s holdings of common stock consist of 200 shares of class A common stock.
(11)	Mr. Fowler’s holdings of common stock consist of options exercisable on or within 60 days after January 31, 2006 to purchase 29,000 shares of class A common stock.
(12)	Dr. LaRue joined the Board of Directors on February 22, 2006, and as of such date did not beneficially own any shares of our common stock.
(13)	Mr. Rickertsen’s holdings of common stock consist of options exercisable on or within 60 days after January 31, 2006 to purchase 5,000 shares of class A common stock.
(14)	Mr. Spahr’s holdings of common stock consist of 50,000 shares of class B common stock held in his own name (approximately 1.5% of the class B common stock outstanding), 2,000 shares of class A common stock owned by a trust for which Mr. Spahr’s spouse acts as the sole trustee and 1,400 shares of class A common stock owned by a foundation for which Mr. Spahr acts as the sole trustee.
(15)	Beneficial ownership is as of January 31, 2006, based on a Schedule 13G filed on February 10, 2006 with the SEC by Massachusetts Financial Services Company (“MFS”). MFS beneficially owns 1,607,530 shares of class A common stock, for which it has sole voting power as to 1,591,290 shares and sole dispositive power as to 1,607,530 shares. The address of MFS is 500 Boylston Street, Boston, Massachusetts 02116.
(16)	Beneficial ownership is as of December 31, 2005, based on information provided to us by Waddell & Reed Financial, Inc. (“Waddell”) and its direct and indirect subsidiaries, Ivy Investment Management Company (“IICO”), Waddell & Reed Investment Management Company (“WRIMCO”), Waddell & Reed, Inc. (“WRI”) and Waddell & Reed Financial Services, Inc. (“WRFSI”). IICO beneficially owns 123,668 shares of class A common stock, for which it has sole voting power as to 123,668 shares and sole dispositive power as to 123,668 shares. WRIMCO, WRI and WRFSI, collectively, beneficially own 820,986 shares of class A common stock, for which they collectively have direct or indirect sole voting power as to 820,986 shares and direct or indirect sole dispositive power as to 820,986 shares. Waddell beneficially owns the 944,654 shares of class A common stock held by such subsidiaries, for which it has indirect sole voting power as to 944,654 shares and indirect sole dispositive power as to 944,654 shares. The address of Waddell and its affiliates is 6300 Lamar Avenue, Overland Park, Kansas 66202.
(17)	Beneficial ownership is as of December 31, 2005, based on a Schedule 13G filed on January 30, 2006 with the SEC by Barclays Global Investors, NA (“Barclays”), Barclays Global Fund Advisors (“Barclays Advisors”), Barclays Global Investors, Ltd. and Barclays Global Investors Japan Trust and Banking Company Limited. Barclays beneficially owns 565,482 shares of class A common stock, for which it has sole voting power as to 501,154 shares and sole dispositive power as to 565,482 shares, and Barclays Advisors beneficially owns 148,688 shares of class A common stock, for which it has sole voting power as to 148,315 shares and sole dispositive power as to 148,688 shares. The address of Barclays and it affiliates is 43 Fremont Street, San Francisco, California 94105.
(18)

Beneficial ownership is as of December 31, 2005, based on a Schedule 13G filed on February 14, 2006 with the SEC by Putnam, LLC d/b/a Putnam Investments (“PI”) on behalf of itself and Marsh & McLennan Companies, Inc. (“MMC”), Putnam Investment Management, LLC (“PIM”) and The Putnam Advisory

Company, LLC. (“PAC”). PIM beneficially owns 558,473 shares of class A common stock, for which it has no voting power and shared dispositive power as to 558,473 shares. PAC beneficially owns 103,116 shares of class A common stock, for which it has shared voting power as to 34,567 shares and shared dispositive power as to 103,116 shares. MMC beneficially owns no shares of class A common stock. PI, which is a wholly-owned subsidiary of MMC, wholly owns PIM and PAC. PI beneficially owns the 661,589 shares of class A common stock held by such subsidiaries, for which it has shared voting power as to 34,567 shares and shared dispositive power as to 661,589 shares. Pursuant to Rule 13d-4, both MMC and PI disclaim beneficial ownership of the securities described in their Schedule 13G filing. The address of PI, PIM and PAC is One Post Office Square, Boston, Massachusetts 02109. The address of MMC is 1166 Avenue of the Americas, New York, NY 10036.

(19)	Shares held by the directors and executive officers as a group include 68,438 shares of class A common stock, options to purchase 526,818 shares of class A common stock that are exercisable on or within 60 days after January 31, 2006 and 3,227,573 shares of class B common stock (approximately 99.1% of class B common stock outstanding), which shares are convertible into the same number of shares of class A common stock at any time at the option of the holder.

The following table provides information about the class A common stock authorized for issuance under our equity compensation plans as of December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	1,558,888	$90.22	1,753,514	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	1,558,888	$90.22	1,753,514	(2)

(1)	Includes our 1996 Stock Plan (“1996 Plan”), 1997 Stock Option Plan for French Employees (“French Plan”), 1997 Director Option Plan (“1997 Director Plan”) and 1999 Plan. Our 1998 Employee Stock Purchase Plan was terminated effective July 29, 2005.
(2)	We are no longer authorized to issue options under our 1996 Plan, French Plan or 1997 Director Plan. Although there were 1,753,514 shares of class A common stock remaining available for future issuance under our 1999 Plan as of December 31, 2005, we do not have current plans to issue any additional options under our 1999 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by Grant Thornton LLP for work performed during and related to the year ended December 31, 2005 and PricewaterhouseCoopers LLP for work performed during and related to the first quarter ended March 31, 2005 and the year ended December 31, 2004 are summarized in the table below. Grant Thornton LLP replaced PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm effective May 10, 2005, upon the completion of PricewaterhouseCoopers LLP’s work on the company’s financial statements as of and for the quarter ended March 31, 2005.

	Grant Thornton LLP	PricewaterhouseCoopers LLP
	2005	2005	2004
Audit	$1,110,617	$225,177	$1,807,962
Audit Related	25,335	—	32,130
Tax	24,233	8,121	453,277
All Other	—	7,400	1,500

Total	$1,160,185	$240,698	$2,294,869

Audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, services related to Sarbanes-Oxley Act compliance, and assistance with review of documents filed with the SEC.

Audit Related fees for the years ended December 31, 2005 and 2004 were for assurance and related services, employee benefit plan audits, accounting consultations and consultations concerning financial and accounting and reporting standards.

Tax fees for the years ended December 31, 2005 and 2004 were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice.

All Other fees for the years ended December 31, 2005 and 2004 were primarily for license fees for online financial reporting, accounting literature and fees associated with successor auditor transition.

Audit Committee Pre-Approval Policies and Procedures

During Fiscal Year 2005 and 2004, the Audit Committee pre-approved all services (audit and non-audit) provided to MicroStrategy by our independent auditors. In situations where a matter cannot wait until a full Audit Committee meeting, the Chairman of the Audit Committee has authority to consider, and if appropriate, approve audit and non-audit services. Any decision by the Chairman of the Audit Committee to pre-approve services must be presented to the full Audit Committee for approval at its next scheduled quarterly meeting. The Audit Committee requires MicroStrategy to make required disclosure in our Securities and Exchange Commission periodic reports relating to the approval by the Audit Committee of audit and non-audit services to be performed by the independent auditor and the fees paid by us for such services. All fees related to services performed by Grant Thornton LLP and PricewaterhouseCoopers LLP during Fiscal Year 2005 and 2004 were approved by the full Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

MicroStrategy Incorporated:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A, that MicroStrategy Incorporated (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Vienna, Virginia

March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

MicroStrategy Incorporated:

We have audited the accompanying consolidated balance sheet of MicroStrategy Incorporated (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2006 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Vienna, Virginia

March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroStrategy Incorporated:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MicroStrategy Incorporated and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 15, 2005

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$42,318	$68,314
Restricted cash and investments	5,076	1,210
Short-term investments	53,761	37,816
Accounts receivable, net	43,052	40,917
Prepaid expenses and other current assets	6,209	6,337
Deferred tax assets, net	22,971	20,583

Total current assets	173,387	175,177

Property and equipment, net	12,031	16,096
Capitalized software development costs, net	3,669	5,479
Long-term investments	—	26,365
Deposits and other assets	2,293	3,021
Deferred tax assets, net	86,393	110,818

Total assets	$277,773	$336,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,550	$20,668
Accrued compensation and employee benefits	27,258	25,292
Deferred revenue and advance payments	45,874	43,674

Total current liabilities	92,682	89,634

Deferred revenue and advance payments	1,554	1,681
Other long-term liabilities	2,815	5,063

Total liabilities	97,051	96,378

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated; $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.001 par value; 330,000 shares authorized; 13,270 shares issued and 10,595 shares outstanding, and 12,841 shares issued and 12,773 shares outstanding, respectively	13	13
Class B common stock; $0.001 par value; 165,000 shares authorized; 3,258 and 3,394 shares issued and outstanding, respectively	3	3
Additional paid-in capital	428,062	417,287
Treasury stock, at cost; 2,675 and 68 shares, respectively	(136,817)	(2,331)
Accumulated other comprehensive income	2,318	3,206
Accumulated deficit	(112,857)	(177,600)

Total stockholders’ equity	180,722	240,578

Total liabilities and stockholders’ equity	$277,773	$336,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product licenses	$99,926	$96,995	$77,221
Product support and other services	168,736	134,213	98,356

Total revenues	268,662	231,208	175,577
Cost of revenues:
Product licenses	3,886	3,875	3,240
Product support and other services	32,565	28,996	24,745

Total cost of revenues	36,451	32,871	27,985

Gross profit	232,211	198,337	147,592

Operating expenses:
Sales and marketing	70,420	69,924	57,475
Research and development	31,471	24,915	27,684
General and administrative	36,382	34,977	32,580
Restructuring and impairment charges	—	—	1,699
Amortization of intangible assets	71	71	182

Total operating expenses	138,344	129,887	119,620

Income from operations	93,867	68,450	27,972
Financing and other income (expense):
Interest income	2,974	1,221	644
Interest expense, including discount amortization expense of $2,137 in 2003	(94)	(53)	(5,109)
Loss on investments	(127)	(83)	—
Loss on early extinguishment of notes payable	—	—	(31,069)
Other income (expense), net	1,550	(215)	307

Total financing and other income (expense)	4,303	870	(35,227)

Income (loss) from continuing operations before income taxes	98,170	69,320	(7,255)
Provision (benefit) for income taxes	33,427	(98,993)	(2,587)

Net income (loss) from continuing operations	64,743	168,313	(4,668)
Discontinued operations:
Gain from abandonment	—	—	765

Income from discontinued operations	—	—	765

Net income (loss)	$64,743	$168,313	$(3,903)

Basic earnings (loss) per share:
Continuing operations	$4.38	$10.48	$(0.31)
Discontinued operations	—	—	0.05

Net income (loss) attributable to common stockholders	$4.38	$10.48	$(0.26)

Weighted average shares outstanding used in computing basic earnings (loss) per share	14,768	16,055	14,804

Diluted earnings (loss) per share:
Continuing operations	$4.19	$9.83	$(0.31)
Discontinued operations	—	—	0.05

Net income (loss) attributable to common stockholders	$4.19	$9.83	$(0.26)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	15,436	17,119	14,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	9,157	$9	4,619	$5	—	$—	$305,334

Net loss	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Conversion of class B to class A common stock	1,015	1	(1,015)	(1)	—	—	—
Issuance of class A common stock under stock option and purchase plans	217	—	—	—	—	—	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	1,973	2	—	—	—	—	78,574
Amortization of deferred stock compensation	—	—	—	—	—	—	—

Balance at December 31, 2003	12,362	12	3,604	4	—	—	387,625

Net income	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	210	—	(210)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	269	1	—	(1)	—	—	5,759
Stock option compensation expense	—	—	—	—		—	179
Purchases of treasury stock	—	—	—	—	(68)	(2,331)	—
Release of deferred tax asset valuation allowance relating to tax benefits from stock option exercises	—	—	—	—	—	—	23,724

Balance at December 31, 2004	12,841	13	3,394	3	(68)	(2,331)	417,287

Net income	—	—	—	—	—	—	—
Change in unrealized gain (loss) on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	136	—	(136)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	293	—	—	—	—	—	5,703
Purchase of treasury stock	—	—	—	—	(2,607)	(134,486)	—
Tax effect of stock option exercises	—	—	—	—	—	—	5,072

Balance at December 31, 2005	13,270	$13	3,258	$3	(2,675)	$(136,817)	$428,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Accumulated Deficit	Deferred Compensation	Total
Balance at December 31, 2002	$(64)	$2,234	$(342,010)	$(17)	$(34,509)

Net loss	—	—	(3,903)	—	(3,903)
Change in unrealized gain (loss) on investments, net of applicable taxes	(6)	—	—	—	(6)
Foreign currency translation adjustment	—	455	—	—	455

Comprehensive loss	—	—	—	—	(3,454)
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	3,717
Issuance of class A common stock in connection with early extinguishment of notes payable	—	—	—	—	78,576
Amortization of deferred stock compensation	—	—	—	17	17

Balance at December 31, 2003	(70)	2,689	(345,913)	—	44,347

Net income	—	—	168,313	—	168,313
Change in unrealized gain (loss) on investments, net of applicable taxes	70	—	—	—	70
Foreign currency translation adjustment	—	517	—	—	517

Comprehensive income	—	—	—	—	168,900
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	5,759
Stock option compensation expense	—	—	—	—	179
Purchases of treasury stock	—	—	—	—	(2,331)
Release of deferred tax asset valuation allowance relating to tax benefits from stock option exercises	—	—	—	—	23,724

Balance at December 31, 2004	—	3,206	(177,600)	—	240,578

Net income	—	—	64,743	—	64,743
Change in unrealized gain (loss) on investments, net of applicable taxes	18	—	—	—	18
Foreign currency translation adjustment	—	(906)	—	—	(906)

Comprehensive income	—	—	—	—	63,855
Conversion of class B to class A common stock	—	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	—	5,703
Purchase of treasury stock	—	—	—	—	(134,486)
Tax effect of stock option exercises	—	—	—	—	5,072

Balance at December 31, 2005	$18	$2,300	$(112,857)	$—	$180,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss) from continuing operations	$64,743	$168,313	$(4,668)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,496	8,323	8,834
Bad debt expense	349	290	171
Deferred taxes	27,988	5,753	823
Loss on investments	127	83	—
Loss on early extinguishment of notes payable	—	—	31,069
Discount amortization (benefit) expense	(490)	—	2,137
Release of deferred tax valuation allowance	(630)	(107,413)	(5,742)
Other, net	18	171	89
Changes in operating assets and liabilities:
Accounts receivable	(3,681)	(8,798)	(1,055)
Prepaid expenses and other current assets	(358)	(2,398)	347
Deposits and other assets	557	(1,034)	162
Accounts payable and accrued expenses, compensation and employee benefits	3,762	11,793	3,002
Accrued restructuring costs	(1,888)	(2,515)	(2,791)
Deferred revenue and advance payments	4,754	12,200	4,925
Other long-term liabilities	(1,196)	714	(245)

Net cash provided by operating activities	102,551	85,482	37,058

Investing activities:
Proceeds from sales and maturities of investments	180,335	—	—
Purchases of property and equipment, net	(1,907)	(5,649)	(4,179)
Capitalized software development costs	(926)	(4,268)	(1,174)
Purchases of short-term investments	(169,243)	(37,742)	—
Purchases of long-term investments	—	(26,353)	—
(Increase) decrease in restricted cash and investments	(3,937)	(379)	5,554

Net cash provided by (used in) investing activities	4,322	(74,391)	201

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options and employee stock purchase plan	5,703	5,759	3,717
Purchase of treasury stock	(134,486)	(2,331)	—
Repayments of promissory notes issued to former preferred stockholders	—	—	(5,000)
Other	—	—	328

Net cash (used in) provided by financing activities	(128,783)	3,428	(955)
Effect of foreign exchange rate changes on cash and cash equivalents	(4,086)	1,837	957

Net (decrease) increase in cash and cash equivalents from continuing operations	(25,996)	16,356	37,261
Net cash received from (used in) discontinued operations	—	76	(415)

Net (decrease) increase in cash and cash equivalents	(25,996)	16,432	36,846
Cash and cash equivalents, beginning of period	68,314	51,882	15,036

Cash and cash equivalents, end of period	$42,318	$68,314	$51,882

Supplemental disclosure of non-cash financing activities:
Early extinguishment of notes payable	$—	$—	$(46,875)

Issuance of class A common stock in connection with early extinguishment of notes payable	$—	$—	$78,576

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$56	$51	$2,530

Cash paid during the year for income taxes	$4,868	$2,530	$2,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization

MicroStrategy Incorporated (the “Company” or “MicroStrategy”) is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to every business user in the format that suits them best, from high-level dashboards, to custom reports, to advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy engineers its software for reliability, scalability, security, and ease of administration for organizations of all sizes.

MicroStrategy’s software platform, MicroStrategy 8™, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. The web-based architecture of MicroStrategy 8 provides reporting, security, performance and standards that are critical for web deployment. MicroStrategy’s products can be deployed on company intranets to provide employees with information to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for its customers and strategic partners.

(2)    Summary of Significant Accounting Policies

(a)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, intangible assets, commissions, income taxes including the carrying value of deferred tax assets, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

(c)  Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(d)  Cash and Cash Equivalents and Restricted Cash and Investments

Cash equivalents include money market instruments and commercial paper. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2005, the Company had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheet as of December 31, 2005.

(e)  Investments

Investments are comprised of short and long-term securities. The classification of investments is determined at the time of purchase and is re-evaluated as needed at each balance sheet date.

Held-to-maturity marketable securities are reported at amortized cost. Available-for-sale marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, are reported in accumulated other comprehensive income in stockholders’ equity until realized. Trading marketable securities are reported at fair value. Unrealized holding gains and losses, net of applicable taxes, are reported in the income statement. Any purchase discount is amortized over the term of the securities and recorded as interest income.

In the event that the cost of an investment exceeds its fair value, management evaluates among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in results of operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

(f)  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and capital automobile leases, and ten years for office furniture. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter.

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

(g)  Software Development Costs

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

Capitalized software development costs, net of accumulated amortization, were $3.7 million and $5.5 million as of December 31, 2005 and 2004, respectively. Amortization expense related to software development costs was $2.7 million, $2.5 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2005 and 2004, the Company capitalized software development costs of $0.9 million and $4.3 million, respectively. The Company conducts an analysis of the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

(h)  Loss Contingencies and Legal Costs

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to loss contingencies. Legal costs are expensed in the period in which the costs are incurred.

(i)  Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for consulting, education and technical support. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include future deliverables. Deferred revenue comprises deferred product licenses revenue or deferred product support and other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which we do not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The Company also enters into certain agreements that include future commitments by customers to purchase product licenses, product support or other services over multi-year periods. Revenue relating to future commitments is not included in deferred revenue balances.

The Company does not expect that revenue from the multi-year arrangements will constitute a substantial percentage of its projected total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

(j)  Revenue Recognition

MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification or customization of software, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company also follows the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition”.

The Company recognizes revenue from sales of software licenses to end users or resellers upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties (other than certain customer specific instances in which the Company has a customary business practice of accepting orders without signed agreements);
2)	delivery of the software; and
3)	determination that collection of a fixed or determinable fee is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using the Company’s objective evidence of the fair value of the elements represented by the Company’s customary pricing for each element when sold separately. If such evidence of fair value exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not significant for the years ended December 31, 2005, 2004 and 2003.

If an arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates the Company to deliver specified future products or upgrades, revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on the subscription basis, ratably over the term of the contract.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License revenue derived from sales to resellers or original equipment manufacturers (“OEM”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met.

Product support revenue is derived from providing technical software support and software updates and upgrades to customers. Product support revenue is recognized ratably over the term of the contract, which in most cases is one year.

Revenue from consulting, education and other services is recognized as the services are performed.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

(k)  Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $799,000, $508,000, and $1.5 million for the years ended December 31, 2005, 2004, and 2003. As of December 31, 2005 and 2004, the Company had no prepaid advertising costs.

(l) Income Taxes

The Company is subject to federal, state, and local income taxes in many foreign countries and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” issued by the Financial Accounting Standards Board (“FASB”). Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

(m)  Basic and Diluted Earnings Per Share

Basic earnings per share is determined by dividing the net income attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders (for continuing operations and discontinued operations, as applicable) by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method. Potential common shares also consisted of common stock issuable upon the conversion of preferred stock.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n)  Stock-Based Compensation

The Company has stock-based compensation plans under which directors, officers, and other eligible employees have received stock options awards. All stock options granted under the Company’s stock plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Because the Company measured compensation expense prior to January 1, 2006 based upon the intrinsic value method, no stock-based employee compensation cost is reflected in net income. If compensation expense had been recorded based on the fair value of awards under the stock option and purchase plans as set forth in SFAS No. 123, the Company’s net income would have been adjusted to equal the pro forma amounts presented below (in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$64,743	$168,313	$(3,903)
Stock-based employee compensation expense included in net income, as reported, net of tax	—	112	—
Stock-based employee compensation expense under fair value based method, net of tax	(2,282)	(8,700)	(12,830)

Pro forma net income (loss)	$62,461	$159,725	$(16,733)

Basic net income (loss) per share, as reported	$4.38	$10.48	$(0.26)

Diluted net income (loss) per share, as reported	$4.19	$9.83	$(0.26)

Basic net income (loss) per share, pro forma	$4.23	$9.95	$(1.13)

Diluted net income (loss) per share, pro forma	$4.05	$9.36	$(1.13)

The pro forma stock-based compensation expense for 2005 is shown net of tax using combined domestic federal and state tax rates of approximately 38% in 2005 and 2004. Prior to the fourth quarter of 2004, the Company’s net deferred tax assets were fully offset by a valuation allowance. As such, there is no tax effect on the pro forma stock-based compensation expense for the nine months ended September 30, 2004 and the year ended December 31, 2003.

Employee Stock Options.    The Company has made no stock option grants since the first quarter of 2004. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for option grants issued during 2004 and 2003, respectively: average volatility factors of 55% and 85%, average risk-free interest rates of 3% for both periods, average expected life of five years for both periods and no dividend yields for both periods.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during 2004 and 2003 were $28.64 and $15.65, respectively.

Employee Stock Purchase Plan.    The following assumptions were used for shares issued during 2005, 2004 and 2003, respectively, under MicroStrategy’s employee stock purchase plan: average volatility factors of 66%, 55% and 85%, average risk-free interest rates of 3% for all periods, average expected life of 6 months and no dividend yields. The 1998 Employee Stock Purchase Plan was discontinued in July 2005.

(o)  Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue and costs are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $1.2 million in 2005, a net loss of $0.5 million in 2004, and a net gain of $0.5 million in 2003, and are included in other income (loss) on the accompanying statements of operations.

(p)  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and investments. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2005 and 2004, no individual customer accounted for 10% or more of net accounts receivable.

(q)  Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices.

(r)  Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments classified as available for sale securities, net of related tax effects, which have been excluded from net income and reflected in stockholders’ equity.

(s)  Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R effective January 1, 2006. The Company estimates the adoption of SFAS No. 123R, using the modified prospective method, will result in incremental pre-tax expense of approximately $1.2 million in 2006 based on the Company’s current share-based compensation plans.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2005	2004
Billed and billable	$86,974	$82,748
Less: billed and unpaid deferred revenue	(42,407)	(39,766)

	44,567	42,982
Less: allowance for doubtful accounts	(1,515)	(2,065)

	$43,052	$40,917

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(4)    Investments

During 2004 and 2005, the Company invested in U.S. Treasury securities with varying maturities. The Company classified these investments as held-to-maturity and accounted for these investments at amortized cost. As of December 31, 2004, the carrying value of these investments approximated market value.

During 2005, the Company made the determination that it would sell these investments in U.S. Treasury securities to fund repurchases of class A common stock pursuant to the Company’s 2004 Share Repurchase Program. As the Company no longer intended to hold the securities until maturity, the securities, with an aggregate carrying value of $49.6 million, were reclassified to available-for-sale, amortization of the purchase discounts ceased, and the securities were recorded at fair value.

Subsequent to the reclassification of the securities, the Company sold all its investments in U.S. Treasury securities and used the proceeds to repurchase class A common stock. The Company recorded a net realized loss of $0.1 million on the sales of U.S. Treasury securities.

As of December 31, 2005, the Company invested $53.7 million in auction rate securities of varying maturities. The Company has determined that it may sell these securities prior to maturity, has classified them as available-for-sale and has recorded these investments at fair market value.

(5)    Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2005	2004
Computer equipment and purchased software	$24,210	$22,967
Furniture and equipment	12,607	12,475
Leasehold improvements	9,991	10,488
Internally developed software	4,444	4,444

	51,252	50,374
Less: accumulated depreciation and amortization	(39,221)	(34,278)

	$12,031	$16,096

Depreciation and amortization expense related to property and equipment was $5.7 million, $5.8 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2005	2004
Current:
Deferred product licenses revenue	$2,990	$5,863
Deferred product support revenue	72,645	63,819
Deferred other services revenue	11,780	13,170

	87,415	82,852
Less: billed and unpaid deferred revenue	(41,541)	(39,178)

	$45,874	$43,674

Non-current:
Deferred product licenses revenue	$174	$290
Deferred product support revenue	2,228	1,974
Deferred other services revenue	18	5

	2,420	2,269
Less: billed and unpaid deferred revenue	(866)	(588)

	$1,554	$1,681

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice the Company’s lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on its claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. On November 17, 2005, the Federal Circuit reversed the District Court on the Company’s tortious interference claim and remanded that claim for further proceedings. The Federal Circuit affirmed the District Court on all other issues. On December 1, 2005, the Company filed a Combined Petition for Panel Rehearing and Rehearing En Banc. The Federal Circuit denied the Combined Petition on January 25, 2006.

On December 10, 2003, the Company filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to the Company relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). The Company sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. The Company filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied the Company’s motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against the Company. Any notice of appeal to be filed by the Company is due by March 27, 2006.

(b)  Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Notes Payable

Pursuant to settlement agreements relating to the Company’s securities class action litigation, the Company issued $80.3 million of 7 1/2% series A unsecured notes (“Series A Notes”). The Series A Notes accrued interest at a rate of 7.5% per annum and were to mature on June 24, 2007. A discount of $25.3 million was to be amortized to interest expense over the term of such notes, using the effective interest method.

In 2003, the Company converted the then remaining $63.3 million of its Series A Notes into 1,972,649 shares of the Company’s class A common stock. In connection with conversion, the Company recorded a $31.1 million loss on the early extinguishment of notes payable equal to the excess of the fair value of the consideration transferred to the holders of the Series A Notes over the carrying value of the extinguished notes.

In connection with the refinancing of its series B, C and D preferred stock in August 2002, the Company issued to preferred stockholders, among other consideration, $5.0 million in promissory notes which accrued interest at a rate of 7.5% per annum, payable semi-annually, that matured on July 31, 2003. A discount of $0.5 million was amortized to interest expense over the term of such promissory notes, using the effective interest method. Upon maturity of the promissory notes on July 31, 2003, the Company paid $5.2 million to repay in full the principal and interest due under the promissory notes issued to former preferred stockholders. During the year ended December 31, 2003, the Company made total interest payments on the promissory notes of $0.4 million, including the interest payment made upon maturity.

(9)    Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs and several leases include options for renewal or purchase. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands):

Year	Amount
2006	$11,473
2007	9,072
2008	8,334
2009	7,430
2010	4,013
Thereafter	1,410

$41,732

Total rental expenses for the years ended December 31, 2005, 2004, and 2003 were $12.3 million, $11.4 million, and $12.3 million, respectively.

During 2001, the Company adopted restructuring plans that included a consolidation of its multiple Northern Virginia facilities. Amounts related to idle space, and/or sublease of space below cost, are being paid over the respective lease terms that are expected to terminate in 2009. Accrued restructuring costs of $1.9 million and $3.7 million as of December 31, 2005 and 2004, respectively, are included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet.

During 2005, the Company updated its estimated sublease losses and recorded a decrease in its restructuring reserve of $0.5 million. During 2003, the Company updated its estimated sublease losses and recorded an

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase in its restructuring reserve of $1.7 million. During 2005, 2004 and 2003, the Company made cash payments, net of sublease rental receipts, of $1.3 million, $2.5 million and $4.4 million, respectively, for obligations under the remaining leases.

(10)  Income Taxes

U.S. and international components of income (loss) from continuing operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2005	2004	2003
U.S.	$64,886	$32,214	$(14,615)
Foreign	33,284	37,106	7,360

Total	$98,170	$69,320	$(7,255)

For the years ended December 31, the provision (benefit) for income taxes from continuing operations consists of the following, (in thousands):

	2005	2004	2003
Current:
Federal	$2,148	$557	$55
State	53	—	—
Foreign	5,011	2,179	1,788

	$7,212	$2,736	$1,843

Deferred:
Federal	$21,506	$(90,426)	$—
State	3,106	(10,561)	—
Foreign	1,603	(742)	(4,430)

	$26,215	$(101,729)	$(4,430)

Total provision (benefit)	$33,427	$(98,993)	$(2,587)

For the years ended December 31, the provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory income tax rate to the Company’s income (loss) from continuing operations before income taxes as follows, (in thousands):

	2005	2004	2003
Income tax expense (benefit) at federal statutory rate	$34,360	$24,262	$(2,539)
State taxes, net of federal tax effect	3,086	884	(508)
Impact of international operations	(5,802)	(10,054)	(985)
Change in valuation allowance	1,104	(113,738)	2,715
Change in rates on deferred taxes	281	35	(2,659)
Research and development tax credit	(270)	(232)	816
Goodwill and other permanent differences	668	(150)	573

	$33,427	$(98,993)	$(2,587)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2005	2004
Deferred tax assets, net:
Net operating loss carryforwards	$89,477	$113,042
Tax credit/capital loss carryforwards	14,346	10,549
Amortization	12,141	13,038
Deferred revenue adjustment	1,034	683
Allowances and other accruals	723	883
Restructuring and other	4,103	4,243

	121,824	142,438
Valuation allowance	(8,130)	(7,262)

Deferred tax assets, net of valuation allowance	113,694	135,176

Deferred tax liabilities:
Prepaid expenses and other	1,513	561
Capitalized software development costs	1,431	2,066
Depreciation	1,386	1,148

Total deferred tax liabilities	4,330	3,775

Total net deferred taxes	$109,364	$131,401

(a)  2005

The Company has domestic net operating loss carryforwards of $219.5 million that will begin to expire in 2020. The Company has foreign net operating loss carryforwards of $17.2 million that begin to expire in 2007. The Company has research and development tax credit carryforward tax assets of $4.2 million, which begin to expire in 2019, foreign tax credit tax assets of $2.7 million which begin to expire in 2015, and $1.0 of alternative minimum tax (“AMT”) credit carryforward tax assets, which have no expiration. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, and AMT tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in ownership of the Company (see discussion below).

The valuation allowance of $8.1 million at December 31, 2005 primarily relates to certain foreign net operating loss carryforwards and a domestic capital loss carryforward that the company expects will expire unused.

The Company does not currently have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, the company expects to accrue a deferred tax liability less any applicable foreign tax credits on undistributed foreign earnings at such time as the company has cumulative undistributed foreign earnings and an excess of the financial reporting basis in foreign subsidiaries over the tax basis of such subsidiaries. Currently there is an excess of the tax basis over the financial reporting basis for which no deferred tax asset has been recorded.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary incentive (“Section 965”) for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the company repatriated $27.2 million from our Bermuda subsidiary as

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a qualified Section 965 dividend. The dividend resulted in a cash tax of $1.1 million, after use of a prior year alternative minimum tax credit of $0.5 million.

The AJCA also included a qualified manufacturing deduction that applies to domestic manufacturers including software companies. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carryforward position; therefore, the company did not claim a 2005 benefit related to the qualified manufacturing deduction. The Company has not quantified the impact of the qualified manufacturing deduction that it can use once the net operating loss carryforward has been fully used.

Pursuant to the provisions of the Internal Revenue Code (“IRC”), an “ownership change” involving 5% or greater shareholders occurred in May 2003. The IRC provides an annual limitation on the amount of net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the change date multiplied by a Federal long-term tax exempt rate. We do not currently expect the limitations under the IRS ownership change rules to impact our ability to use our net operating loss carryforwards. Accordingly, the Company has not established a valuation allowance in 2005 related to the company’s remaining Federal net operating loss carryforward deferred tax asset or other tax credit assets.

(b)  2004

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results and an assessment of the Company’s expected future results of operations, the Company determined that it was more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward tax assets prior to their expiration and other deferred tax assets. As a result, at September 30, 2004, the Company released a total of $125.4 million of its U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. As disclosed during the third quarter of 2004, an additional $3.8 million of the valuation allowance was released during the fourth quarter of 2004 as a result of the requirement under Accounting Principles Board No. 28 “Interim Financial Reporting” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred. The total valuation allowance release recorded as an income tax benefit in the Company’s consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million.

The Company recorded a net $138.4 million decrease in the valuation allowance for the year ended December 31, 2004. The major components of the decrease in the valuation allowance are comprised of the following (in millions):

2004
Valuation allowance release included in the provision (benefit) for income taxes:	$107.4
Valuation allowance release included in additional paid-in capital:	21.8
Reduction in valuation allowance related to year-to-date operations prior to the valuation allowance release during the third quarter:	9.2

Total change in valuation allowance during 2004:	$138.4

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c)  2003

During the year ended December 31, 2003, the company recorded an income tax benefit of $2.6 million. The income tax benefit in 2003 included a $5.2 million reduction of valuation allowances on net operating loss carryforwards and other deferred tax assets in certain foreign subsidiaries that continued to demonstrate profitability. This benefit was partially offset by income tax expense incurred in our foreign operations. Also during 2003, the company recognized a deferred tax asset of $9.1 million primarily related to domestic tax losses and certain other items. However, because the realization of this deferred tax asset was not more likely than not, the company recorded a full valuation allowance on this benefit.

(11)    Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, (in thousands, except per share data):

	2005			2004			2003
	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net income (loss) from continuing operations	$64,743			$168,313			$(4,668)
Gain from discontinued operations	—			—			765

Net income (loss)	64,743			168,313			(3,903)
Effect of common stock:
Weighted average shares of class A common stock	—	11,510		—	12,661		—	11,200
Weighted average shares of class B common stock	—	3,258		—	3,394		—	3,604

Basic earnings (loss) per share	64,743	14,768	$4.38	168,313	16,055	$10.48	(3,903)	14,804	$(0.26)

Effect of dilutive securities:
Employee stock options	—	668		—	1,064		—	—

Diluted earnings (loss) per share	$64,743	15,436	$4.19	$168,313	17,119	$9.83	$(3,903)	14,804	$(0.26)

Employee stock options of 858,227 were excluded from the diluted loss per share calculation for the year ended December 31, 2003 because their effect would have been anti-dilutive.

(12)    Stockholders’ Equity

(a)  Stock Plans

The Company has stock-based compensation plans under which directors, officers, and other eligible employees have received stock options awards. Stock options have been granted with an exercise price equal to

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the market value of a share of stock on the date of grant have terms of five to ten years, and vest within five years of the date of grant. The total number of shares of class A common stock authorized for option grants under the plans was 1.8 million as of December 31, 2005.

The Company has not issued any option awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards.

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

		Price per Share		Options Exercisable
	Shares	Range	Weighted Average	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2002	1,685	$2.50 – 3,130.00	$116.11	600	$159.88
Granted	1,172	16.85 – 50.57	21.38
Exercised	(194)	2.50 – 40.70	17.76
Canceled	(226)	11.91 – 1,800.63	138.37

Balance, December 31, 2003	2,437	2.50 – 3,130.00	78.96	667	$171.58
Granted	16	61.15 – 61.15	61.15
Exercised	(242)	2.50 – 60.00	19.84
Canceled	(242)	4.70 – 2,267.50	78.15

Balance, December 31, 2004	1,969	2.50 – 3,130.00	86.21	897	$150.37
Granted	—	— – —	—
Exercised	(274)	2.50 – 60.00	18.45
Canceled	(136)	11.91 – 2,267.50	178.08

Balance, December 31, 2005	1,559	$2.50 – 3,130.00	$90.22	919	$138.52

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.50 – 5.00	95	6.4	$4.66	52	$4.63
5.01 – 10.00	9	3.6	7.40	5	7.23
10.01 – 20.00	28	3.9	13.22	21	13.29
20.01 – 35.00	1,018	6.7	21.57	449	22.61
35.01 – 60.00	56	4.3	46.27	45	46.18
60.01 – 125.00	53	3.4	92.92	50	94.03
125.01 – 250.00	164	4.5	201.91	161	202.75
250.01 – 500.00	106	4.3	389.19	106	389.19
500.01 – 1,000.00	13	3.8	779.34	13	779.34
1,000.01 – 3,130.00	17	4.0	1,479.77	17	1,479.77

	1,559	6.0	$90.22	919	$138.52

(b)  Warrants

Pursuant to settlement agreements relating to a private securities class action lawsuit and shareholder derivative lawsuit against the Company in 2000, the Company issued warrants to purchase 189,698 shares of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class A common stock at an exercise price of $400.00 per share, all of which were outstanding as of December 31, 2005. These warrants expire in June 2007.

(c)  Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through December 31, 2005, the Company repurchased an aggregate of 97,193 shares of class A common stock at an average price per share of $71.25 and an aggregate cost of $6.9 million.

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

During 2005, under both the 2005 and 2004 Share Repurchase Plans, the Company repurchased an aggregate of 2,607,145 shares of class A common stock at an aggregate cost of $134.5 million. During 2004, under the 2004 Share Repurchase Plan, the Company repurchased an aggregate of 67,800 shares of class A common stock at an aggregate cost of $2.3 million

Subsequent to December 31, 2005, and through March 1, 2006, the Company repurchased an aggregate of 635,526 shares of class A common stock at an average price per share of $92.52 and an aggregate cost of $58.8 million under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(13)    Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy Incorporated 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions; however, no such contributions were made during 2005, 2004, or 2003.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Segment Information

The Company operates in one significant business segment—business intelligence software and services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Domestic	International	Consolidated
Year ended December 31, 2005
Total license and service revenues	$165,538	$103,124	$268,662
Long-lived assets	15,114	2,879	$17,993
Year ended December 31, 2004
Total license and service revenues	$137,047	$94,161	$231,208
Long-lived assets	21,344	3,252	24,596
Year ended December 31, 2003
Total license and service revenues	$115,794	$59,783	$175,577
Long-lived assets	19,061	2,729	21,790

The domestic region includes operations in the U.S. and Canada. The international region includes operations in all other foreign countries. For the years ended December 31, 2005, 2004, and 2003, no individual foreign country accounted for 10% or more of consolidated total revenues.

Transfers relating to intercompany software fees from international to domestic operations of $48.8 million, $44.2 million and $23.2 million for 2005, 2004 and 2003, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2005, 2004, and 2003, no individual customer accounted for 10% or more of consolidated total revenues.

(15)    Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2005
Revenues	$59,986	$65,437	$65,810	$77,429	$268,662
Gross profit	51,293	56,340	56,531	68,047	232,211
Net income	15,053	17,587	13,253	18,850	64,743
Basic earnings per share	0.93	1.16	0.96	1.36	4.38
Weighted average shares outstanding used in computing basic earnings per share	16,224	15,149	13,868	13,869	14,768
Diluted earnings per share	0.89	1.12	0.91	1.30	4.19
Weighted average shares outstanding used in computing diluted earnings per share	16,965	15,767	14,537	14,512	15,436
2004
Revenues	$49,106	$49,884	$60,626	$71,592	$231,208
Gross profit	41,351	41,745	52,124	63,117	198,337
Net income	10,379	11,427	121,989	24,518	168,313
Basic earnings per share	0.65	0.71	7.60	1.52	10.48
Weighted average shares outstanding used in computing basic earnings per share	16,010	16,056	16,053	16,103	16,055
Diluted earnings per share	0.60	0.67	7.22	1.43	9.83
Weighted average shares outstanding used in computing diluted earnings per share	17,253	17,128	16,903	17,195	17,119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ MICHAEL J. SAYLOR
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/S/ ARTHUR S. LOCKE, III Arthur S. Locke, III	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	March 9, 2006

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	March 9, 2006

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	March 9, 2006

/S/ F. DAVID FOWLER F. David Fowler	Director	March 9, 2006

David W. LaRue	Director

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	March 9, 2006

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	March 9, 2006

/S/ THOMAS P. SPAHR Thomas P. Spahr	Director	March 9, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

For the years ended December 31, 2005, 2004, and 2003

(in thousands)

Allowance for doubtful accounts:

	Balance at the beginning of the period	Additions(1)	Deductions	Balance at the end of the period
December 31, 2005	2,065	349	(899)	1,515
December 31, 2004	2,504	290	(729)	2,065
December 31, 2003	3,652	171	(1,319)	2,504

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.6

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

10.14	Summary of Compensation for Named Executive Officers.*

10.15	Summary of Compensation for Non-Employee Directors.*

10.16†

2005 Vice President Compensation Plan for Eduardo S. Sanchez (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (File No. 000-24435) and incorporated by reference herein).*

10.17

Sublease Agreement, dated February 25, 2005, by and between the Company and Alcantara LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 25, 2005 and incorporated by reference herein).*

10.18

Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.19

First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.20

Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

10.21	Material Terms for Payment of Certain Executive Incentive Compensation.*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

Exhibit Number	Description
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.