Form 10-Q
period 2006-03-31
MICROSTRATEGY INC
filed 2006-05-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on May 1, 2006 was 10,085,669 and 3,240,475, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$42,744	$42,318
Restricted cash and investments	5,140	5,076
Short-term investments	28,037	53,761
Accounts receivable, net	37,699	43,052
Prepaid expenses and other current assets	6,854	6,209
Deferred tax assets, net	26,742	22,971

Total current assets	147,216	173,387

Property and equipment, net	11,305	12,031
Capitalized software development cost, net	3,139	3,669
Deposits and other assets	1,958	2,293
Deferred tax assets, net	78,480	86,393

Total Assets	$242,098	$277,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,077	$19,550
Accrued compensation and employee benefits	18,103	27,258
Deferred revenue and advance payments	59,550	45,874

Total current liabilities	95,730	92,682

Deferred revenue and advance payments	1,757	1,554
Other long-term liabilities	2,554	2,815

Total Liabilities	100,041	97,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 13,390 shares issued and 10,080 shares outstanding, and 13,270 shares issued and 10,595 shares outstanding, respectively	13	13
Class B common stock, $0.001 par value; 165,000 shares authorized; 3,240 and 3,258 issued and outstanding, respectively	3	3
Additional paid-in capital	433,085	428,062
Treasury stock, at cost, 3,310 and 2,675 shares, respectively	(195,613)	(136,817)
Accumulated other comprehensive income	2,433	2,318
Accumulated deficit	(97,864)	(112,857)

Total Stockholders’ Equity	142,057	180,722

Total Liabilities and Stockholders’ Equity	$242,098	$277,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product licenses	$23,133	$21,811
Product support and other services	46,365	38,175

Total revenues	69,498	59,986

Cost of Revenues:
Product licenses	704	1,277
Product support and other services	8,830	7,416

Total cost of revenues	9,534	8,693

Gross Profit	59,964	51,293

Operating Expenses:
Sales and marketing	19,969	17,234
Research and development	8,250	7,218
General and administrative	10,749	8,352
Amortization of intangible assets	18	18

Total operating expenses	38,986	32,822

Income from Operations	20,978	18,471

Financing and Other Income:
Interest income	862	872
Interest expense	(32)	(15)
Gain on investments	—	18
Other income (expense), net	(151)	258

Total financing and other income	679	1,133

Income before income taxes	21,657	19,604
Provision for income taxes	6,664	4,551

Net Income	$14,993	$15,053

Basic earnings per share	$1.11	$0.93

Diluted earnings per share	$1.05	$0.89

Basic weighted average shares outstanding	13,568	16,224

Diluted weighted average shares outstanding	14,304	16,965

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$14,993	$15,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,070	2,373
Bad debt provision (recovery)	617	(134)
Deferred taxes	6,317	3,836
Stock-based compensation	404	—
Excess tax benefits from stock-based payment arrangements	(1,882)	—
Other, net	—	(298)
Changes in operating assets and liabilities:
Accounts receivable	5,145	12,037
Prepaid expenses and other current assets	(556)	214
Deposits and other assets	339	144
Accounts payable and accrued expenses, compensation and employee benefits	(11,133)	(11,389)
Deferred revenue and advance payments	13,663	8,611
Other long-term liabilities	(151)	50

Net cash provided by operating activities	29,826	30,497

Investing activities:
Proceeds from maturities of short-term investments	65,650	19,000
Purchases of short-term investments	(39,924)	(49,293)
Purchases of property and equipment, net	(766)	(537)
Capitalized software development costs	—	(926)
Increase in restricted cash and investments	(45)	(5,061)

Net cash provided by (used in) investing activities	24,915	(36,817)

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,384	2,407
Excess tax benefits from stock-based payment arrangements	1,882	—
Purchases of treasury stock	(58,796)	—

Net cash provided by (used in) financing activities	(54,530)	2,407
Effect of foreign exchange rate changes on cash and cash equivalents	215	(1,162)

Net increase (decrease) in cash and cash equivalents	426	(5,075)
Cash and cash equivalents, beginning of period	42,318	68,314

Cash and cash equivalents, end of period	$42,744	$63,239

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2005, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

The Company adopted SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment” as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R is further discussed in Note 10, “Share-Based Compensation”.

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of each of March 31, 2006 and December 31, 2005, the Company had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	March 31, 2006	December 31, 2005
Billed and billable	$71,722	$86,974
Less: billed and unpaid deferred revenue	(32,232)	(42,407)

	39,490	44,567
Less: allowance for doubtful accounts	(1,791)	(1,515)

	$37,699	$43,052

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Investments

The Company had invested $18.0 million and $53.7 million in auction rate securities of varying maturities as of March 31, 2006 and December 31, 2005, respectively. Although the Company purchases these securities to hold for a short period of time, the underlying securities are long-term municipal and corporate bonds with maturities ranging from twenty to thirty years. The securities are repriced through a Dutch auction process, generally covering periods of between 7 and 49 days. The Company has determined that it may sell these securities prior to maturity, has classified them as available-for-sale and has recorded these investments at fair market value. There were no realized gains or losses on this investment recognized during the three months ended March 31, 2006.

On March 31, 2006, the Company invested $10.0 million in a fund that invests primarily in highly-rated, short-term U.S. dollar denominated instruments. The Company has classified this investment as available-for-sale and has recorded this investment at fair market value. There were no realized gains or losses on this investment recognized during the three months ended March 31, 2006.

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31, 2006	December 31, 2005
Current:
Deferred product licenses revenue	$1,961	$2,990
Deferred product support revenue	75,694	72,645
Deferred other services revenue	13,341	11,780

	90,996	87,415
Less: billed and unpaid deferred revenue	(31,446)	(41,541)

	$59,550	$45,874

Non-current:
Deferred product licenses revenue	$303	$174
Deferred product support revenue	2,219	2,228
Deferred other services revenue	21	18

	2,543	2,420
Less: billed and unpaid deferred revenue	(786)	(866)

	$1,757	$1,554

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted the Company’s motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. The Company filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006.

On October 31, 2001, the Company filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by the Company relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). The complaint sought monetary damages and injunctive relief. On March 13, 2002, the Company voluntarily dismissed without prejudice our lawsuit pending in the Virginia Circuit Court for Fairfax County against the two field employees of Business Objects. The complaint against Business Objects was amended to add claims for violations of the federal Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and violations of the Virginia Conspiracy Act. As a result of pre-trial rulings, certain of these claims were dismissed. The Company’s claims for tortious interference and misappropriation of trade secrets proceeded to trial on October 20, 2003. On October 28, 2003, the Court dismissed the tortious interference claim. In July 2003, the United States Patent & Trademark Office confirmed the validity of all the claims in the ‘033 and ‘050 patents and terminated reexamination proceedings that Business Objects had requested as to those patents. The Company agreed to dismissal of the ‘033 patent claims without prejudice. On August 6, 2004, the Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims, ruling that Business Objects had not infringed the Company’s patent. The Court ruled in the Company’s favor on the Company’s claims of trade secret misappropriation, finding that Business Objects had misappropriated certain of the Company’s trade secrets. On September 7, 2004, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Business Objects did not file a cross appeal. On November 17, 2005, the Federal Circuit reversed the District Court on the Company’s tortious interference claim and remanded that claim for further proceedings. The Federal Circuit affirmed the District Court on all other issues. On December 1, 2005, the Company filed a Combined Petition for Panel Rehearing and Rehearing En Banc. The Federal Circuit denied the Combined Petition on January 25, 2006.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. The Company filed a notice of appeal to the Federal Circuit on March 24, 2006. The Company’s opening brief on appeal is due June 5, 2006.

The outcome of the legal proceedings described above is not presently determinable.

(b) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2006, the Company repurchased an aggregate of 635,526 shares of its class A common stock at an average price of $92.52 and an aggregate cost of $58.8 million pursuant to the 2005 Share Repurchase Program.

No shares were repurchased by the Company during the three months ended March 31, 2005.

During the period from April 1, 2006 through May 8, 2006, the Company repurchased an aggregate of 281,500 shares of class A common stock at an average price per share of $100.97 and an aggregate cost of $28.4 million under the 2005 Share Repurchase Program. As of May 8, 2006 $205.9 million remained available to repurchase shares under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Income Taxes

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	March 31, 2006	December, 31 2005
Deferred tax assets, net of deferred tax liabilities	$113,849	$117,494
Valuation allowance	(8,627)	(8,130)

Deferred tax assets, net of valuation allowance	$105,222	$109,364

Short-term deferred tax assets, net	$26,742	$22,971
Long-term deferred tax assets, net	78,480	86,393

Total deferred tax assets, net	$105,222	$109,364

The valuation allowance as of March 31, 2006 and 2005 primarily relates to certain domestic capital loss carryforwards and foreign net operating loss carryforwards that the Company expects will expire unused.

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2006. For the three months ended March 31, 2006 and 2005, the Company’s consolidated annualized effective tax rate was 30.8% and 23.2%, respectively.

The annualized effective tax rate for the three months ended March 31, 2005 includes a tax benefit related to an excess of cumulative foreign tax credits over the projected tax on undistributed earnings of foreign subsidiaries. As all of the Company’s previously undistributed foreign subsidiary earnings were distributed during the third quarter of 2005 under the foreign dividend reinvestment provisions of the American Jobs Creation Act of 2004, the annualized effective tax rate for the three months ended March 31, 2006 does not include any benefit related to foreign tax credits on undistributed earnings of foreign subsidiaries.

The Company plans to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the three months ended March 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. The Company accrues applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

In determining our provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward period.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Share-Based Compensation

The Company adopted SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment” as of January 1, 2006 using the modified prospective method. Under the modified prospective method, the Company has not restated its prior period financial statements for the related share-based compensation amounts. The Company has applied SFAS No. 123R for any portion of awards that were granted and have not fully vested prior to December 31, 2005. The Company will apply SFAS No. 123R to all new awards granted after January 1, 2006.

Prior to adoption of SFAS No. 123R, the Company used the graded vesting method for determining compensation expense, and has carried that method over and continues to apply the graded vesting method for any portion of awards that were granted and have not fully vested prior to December 31, 2005. Upon adoption of SFAS No. 123R on January 1, 2006, the Company elected the straight-line method for any share-based awards that may be granted subsequent to adoption.

Since the adoption of SFAS No. 123R and through March 31, 2006, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

SFAS No. 123R eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for share-based awards. SFAS No. 123R also clarifies earlier guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow and a reduction of taxes paid within operating cash flows.

The Company has adopted share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have an exercise price equal to the market value of the underlying common stock on the date of grant, have terms of five to ten years, and vest ratably, generally within five years of the date of grant. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company has 2.3 million shares of class A common stock authorized for option grants as of March 31, 2006.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and resultant expense under SFAS No. 123R for this subsidiary have not been material through March 31, 2006.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the resultant compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During the three months ended March 31, 2006, the Company recorded total share-based compensation of $0.4 million and an insignificant amount of related income tax benefits in the Consolidated Statement of Operations. No compensation cost was capitalized as part of the cost of an asset.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations, as of (in thousands):

Three Months Ended March 31, 2006
Cost of services	$6
Sales and marketing	104
Research and development	64
General and administrative	230

Total share-based compensation expense	$404

No share-based employee compensation cost is reflected in net income during the three months ended March 31, 2005, as the Company measured compensation expense based upon the intrinsic value method allowed at that time. If compensation expense had been recorded based on the fair value of awards, the Company’s net income would have been adjusted to equal the pro forma amounts presented below (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$15,053
Stock-based employee compensation expense under fair value based method, net of tax of 38.0%	(978)

Pro forma net income, net of tax	$14,075

Basic earnings per share, as reported	$0.93

Diluted earnings per share, as reported	$0.89

Basic earnings per share, pro forma	$0.87

Diluted earnings per share, pro forma	$0.83

At March 31, 2006, the total compensation cost of nonvested awards not yet recognized was $1.5 million, materially all of which is expected to be recognized over the next 3 years. The windfall tax benefits realized from the exercise of stock options was $2.2 million during the three months ended March 31, 2006.

A summary of the status of MicroStrategy’s share-based compensation plans is presented (in thousands, except per share data, and excluding immaterial share-based awards that were awarded by a subsidiary of the Company):

	Options Outstanding				Weighted Average	Options Exercisable
		Price per Share				Number of Shares	Weighted Average Exercise Price
	Shares	Range
Balance, December 31, 2005	1,559	$2.50	—	3,130.00	$90.22	919	$138.52
Granted	—	$—	—	—	$—
Exercised	(104)	$2.50	—	83.44	$22.83
Canceled	(8)	$11.91	—	1,042.50	$82.52

Balance, March 31, 2006	1,447	$2.50	—	3,130.00	$95.11	1,002	$128.56

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At March 31, 2006, the Company’s 1.4 million outstanding stock options (including fully vested and expected to vest options) had a weighted average remaining contractual term of 5.8 years; and its 1.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 5.3 years.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following as of (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$14,993	$15,053
Foreign currency translation adjustment	(114)	(455)

Comprehensive income	$14,879	$14,598

(12) Earnings per Share

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

(13) Segment Information

The Company operates in one significant business segment – business intelligence. The Company’s total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, consisted of the following according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended March 31, 2006
Total revenues	$42,339	$27,159	$69,498
Long-lived assets	13,609	2,793	16,402
Three Months Ended March 31, 2005
Total revenues	$34,546	$25,440	$59,986
Long-lived assets	20,337	3,098	23,435

The domestic region consists of the United States and Canada. The international region consists of all other countries. Domestic intercompany software fee charges to international operations of $10.4 million and $11.4 million for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three months ended March 31, 2006, no individual country outside the United States accounted for 10% or more of total consolidated revenues. For the three months ended March 31, 2005, Germany accounted for 10.7% of total consolidated revenues. For the three months ended March 31, 2005, no other individual country outside the United States accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2006 and 2005, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, there have been no significant changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,
	2006	2005	% Change
Product Licenses Revenues:
Domestic (consists of the U.S. and Canada)	$13,043	$10,990	18.7%
International	10,090	10,821	-6.8%

Total product licenses revenues	$23,133	$21,811	6.1%

	Three Months Ended March 31,
	2006	2005
Product License Transactions with Revenue Recognized in the Applicable Period:
Greater than $1.0 million of revenue recognized	4	2
Between $500,000 and $1.0 million of revenue recognized	6	7

Total transactions with greater than $500,000 of revenue recognized	10	9

Domestic:
Greater than $1.0 million of revenue recognized	2	1
Between $500,000 and $1.0 million of revenue recognized	3	6

Total domestic transactions with greater than $500,000 of revenue recognized	5	7

International:
Greater than $1.0 million of revenue recognized	2	1
Between $500,000 and $1.0 million of revenue recognized	3	1

Total international transactions with greater than $500,000 of revenue recognized	5	2

Product licenses revenues increased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to increases in the total number of recognized product license transactions and high-dollar product license transactions.

Domestic product licenses revenues. Domestic product licenses revenues increased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to increases in the total number of recognized product license transactions and the relative size and number of transactions with greater than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to a decrease in average deal size, partially offset by increases in both the total number of recognized international product license transactions and the number of transactions with greater than $500,000 of recognized revenue.

International product licenses revenues were affected by unfavorable foreign currency fluctuations of 7.1% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 5.2% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Product support revenues. The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		% Change
	2006	2005
Product Support Revenues:
Domestic (consists of the U.S. and Canada)	$19,258	$15,937	20.8%
International	12,466	10,361	20.3%

Total product support revenues	$31,724	$26,298	20.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to increases in our installed base of software licenses customers (customers generally purchase product support services at the time of product license purchases) and high renewal rates for such contracts.

International product support revenues were affected by unfavorable foreign currency fluctuations of 7.5% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 5.7% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Other services revenues. The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		% Change
	2006	2005
Other Services Revenues:	$14,641	$11,876	23.3%

Other services revenues includes revenues from consulting to help customers plan and execute the deployment of our software. Other services revenues also includes revenues from education and training, which we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. In addition, other services revenues includes service revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $1.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

Consulting revenues increased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to increases in the number of billable hours provided to our customers.

Education revenues increased during the three months ended March 31, 2006, as compared to the same period in the prior year, due to increases in the number of our training courses sold and students trained.

Other services revenues were affected by unfavorable foreign currency fluctuations of 2.6% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 1.9% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2006	2005
Cost of Revenues:
Product licenses	$704	$1,277	-44.9%
Product support	1,963	1,984	-1.1%
Other services	6,867	5,432	26.4%

Total cost of revenues	$9,534	$8,693	9.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during the three months ended March 31, 2006, as compared to the same period in the prior year, as our most significant cost of product licenses revenues, amortization of capitalized software development costs, decreased compared with the prior year. The decrease was primarily attributable to the fact that several of our products for which we recognized amortization expense during the three months ended March 31, 2005 were fully amortized prior to the period ended March 31, 2006.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

Cost of product support revenues during the three months ended March 31, 2006, as compared to the same period in the prior year, did not change significantly.

Cost of product support revenues was affected by favorable foreign currency fluctuations of 1.4% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.4% during the three months ended March 31 2005, as compared to the same period in the prior year.

Cost of other services revenues. Cost of other services revenues consists of consulting and education personnel and related overhead costs. In addition, cost of other services revenues includes costs of service revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $0.8 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

The increase in cost of other services revenues during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to an increase in staffing levels to ensure an adequate workforce to support our larger customer and revenue base.

Cost of other services revenues were affected by favorable foreign currency fluctuations of 2.5% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 2.2% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Operating expenses. The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended March 31,		% Change
	2006	2005
Operating Expenses:
Sales and marketing	$19,969	$17,234	15.9%
Research and development	8,250	7,218	14.3%
General and administrative	10,749	8,352	28.7%
Amortization of intangible assets	18	18	0.0%

Total operating expenses	$38,986	$32,822	18.8%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

The increase in sales and marketing expenses during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to an increase in staffing levels of our sales and marketing personnel to expand our footprint both domestically and internationally.

Sales and marketing expenses were affected by favorable foreign currency fluctuations of 2.7% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 2.0% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Gross research and development expenses:
Core research and development activities	$7,709	$7,734
Non-core research and development activities	541	410
Capitalized software development costs	—	(926)

Total research and development expenses	$8,250	$7,218

Amortization of capitalized software development costs included in cost of product licenses revenues	$531	$888

The increase in research and development expenses during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to a decrease in capitalized software development costs during the three months ended March 31, 2006, resulting in a higher expense for that period.

As of March 31, 2006, our research and development resources were allocated to the following projects: 21% to MicroStrategy 8, 47% to new product initiatives, and 32% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments as well as third-party consulting, legal and other professional fees.

The increase in general and administrative expenses during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to an increase in compensation costs and staffing levels of our general and administrative personnel, an increase in variable compensation costs at the executive level, including a variable compensation plan for our CEO that was adopted in the third quarter of 2005, and an increase in travel and entertainment expenses related to increased expenditures on employee rewards and client entertainment, partially offset by decreases in external accounting, auditing and legal fees.

General and administrative expenses were affected by favorable foreign currency fluctuations of 1.3% during the three months ended March 31, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.8% during the three months ended March 31, 2005, as compared to the same period in the prior year.

Provision (Benefit) for Income Taxes. Our consolidated annualized effective tax rate was 30.8% and 23.2% for the three months ended March 31, 2006 and 2005, respectively.

The annualized effective tax rate for the three months ended March 31, 2005 includes a tax benefit related to an excess of cumulative foreign tax credits over the projected tax on undistributed earnings of foreign subsidiaries. As all of the Company’s previously undistributed foreign subsidiary earnings were distributed during the third quarter of 2005 under the foreign dividend reinvestment provisions of the American Jobs Creation Act of 2004, the annualized effective tax rate for the three months ended March 31, 2006 does not include any benefit related to foreign tax credits on undistributed earnings of foreign subsidiaries.

We plan to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the three months ended March 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31, 2006	December 31, 2005
Current:
Deferred product licenses revenue	$1,961	$2,990
Deferred product support revenue	75,694	72,645
Deferred other services revenue	13,341	11,780

	90,996	87,415
Less: billed and unpaid deferred revenue	(31,446)	(41,541)

	$59,550	$45,874

Non-current:
Deferred product licenses revenue	$303	$174
Deferred product support revenue	2,219	2,228
Deferred other services revenue	21	18

	2,543	2,420
Less: billed and unpaid deferred revenue	(786)	(866)

	$1,757	$1,554

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments for the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to an increase in product support contracts associated with new product licenses sales and our high renewal rates of such contracts during the period.

Including billed and unpaid deferred revenue, we expect to recognize $91.0 million of deferred revenue and advance payments over the next 12 months; however, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months ended March 31, 2006, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

We do not expect that revenue from multi-year arrangements will constitute a substantial percentage of our total revenue in future periods. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. Management believes that existing capital resources and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations, although we may borrow money for other endeavors, including the repurchase of our own class A common stock. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed under “Item 1A. Risk Factors.”

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2006, we had $4.2 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2006, we repurchased an aggregate of 635,526 shares of our class A common stock at an average price of $92.52 and an aggregate cost of $58.8 million pursuant to the 2005 Share Repurchase Program.

During the period from April 1, 2006 through May 8, 2006, the Company repurchased an aggregate of 281,500 shares of class A common stock at an average price per share of $100.97 and an aggregate cost of $28.4 million under the 2005 Share Repurchase Program. As of May 8, 2006 $205.9 million remained available to repurchase shares under the 2005 Share Repurchase Program.

On July 27, 2004, we announced that our Board of Directors had authorized our repurchase of up to $35.0 million of our class A common stock pursuant to the 2004 Share Repurchase Program. On April 26, 2005, our Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we were authorized to repurchase. We did not repurchase any shares pursuant to the 2004 Share Repurchase Program during the three months ended March 31, 2005. Including repurchase activity from all periods, we repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. As repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands):

Twelve Months Ended March 31,	Amount
2007	$10,725
2008	9,331
2009	8,617
2010	7,407
2011	2,311
Thereafter	1,288

$39,679

Net Cash Provided by Operating Activities. The decrease in net cash provided by operating activities during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to a relative decrease in accounts receivable balances as of March 31, 2006, as compared to the changes in those balances during the three months ended March 31, 2005, and the recognition in net cash provided by operating activities, for the first time, of the excess tax benefits from share-based payment arrangements in the amount of $1.9 million during the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123R.

This decrease in operating cash flow was partially offset by an improvement in operating results, our utilization of deferred tax assets, and increases in our deferred revenue balances.

Net Cash Provided by (Used in) Investing Activities. The increase in net cash provided by investing activities during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to proceeds from sales and maturities of short term investments of $65.7 million.

Net Cash Used in (Provided by) Financing Activities. The increase in net cash used in financing activities during the three months ended March 31, 2006, as compared to the same period in the prior year, was primarily attributable to our repurchases of class A common stock in the amount of $58.8 million during the period.

Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2006. As of March 31, 2006, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

The Company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method. Additional information regarding this matter is included above under Item 1. Note 10, “Share-Based Compensation.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to risk for changes in interest rates relates primarily to our investments. We generally invest our excess cash in short-term, highly-rated, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may fall in value if interest rates increase.

As of March 31, 2006, we held auction rate securities and investment funds that could expose us to interest rate risk. Although the Company purchases auction rate securities to hold for a short period of time, the underlying securities are long-term municipal and corporate bonds with maturities ranging from twenty to thirty years. The securities are repriced through a Dutch auction process, generally covering periods of between 7 and 49 days.

A 10% change in interest rates would not have a material impact on our financial position, results of operations, and cash flows.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 39.1% and 42.4% of our total revenues for the three months ended March 31, 2006 and 2005. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from transactions in local currencies are included in net income.

Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, and the British pound sterling. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. Further information on the impact of foreign currency exchange rate fluctuations on current and comparable periods is further described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of March 31, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.4%.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. MicroStrategy filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006.

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

We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal is due June 5, 2006.

The outcome of the legal proceedings described above is not presently determinable.

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

Revenue recognition accounting pronouncements may adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines and interpretations, we may be required to modify our reported results, revenue recognition policies or business practices, which could have a material adverse effect on our results of operations. Our existing revenue recognition policies are described in “Critical Accounting Policies” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. Moreover, in the ordinary course of a multinational business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.

In determining our provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward period.

As a result of these factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may materially affect our financial results in future periods.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the three months ended March 31, 2006 and the year ended December 31, 2005, channel partners accounted for 15.4% and 21.8%, respectively, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $61.3 million as of March 31, 2006. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2006, and the year ended December 31, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of March 31, 2006, our accumulated deficit was $97.9 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 39.1% and 42.4% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. Our international operations require significant management attention and financial resources.

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

Governmental Audits. U.S. government and other state and local agencies routinely investigate and audit government contractors. If these audits determine that we have failed to comply with any of the complex laws and regulations relating to the formation, administration or performance of government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of fees, fines and suspensions or debarment from future government business.

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

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with nearly all major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX and Red Hat Linux AS. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. MicroStrategy filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006.

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

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal is due June 5, 2006.

The outcome of the legal proceedings described above is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2006, holders of our class B common stock owned 3,240,475 shares of class B common stock, or 76.3% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 235,800 shares of class A common stock and 2,789,430 shares of class B common stock, or 66.2% of the total voting power, as of May 1, 2006. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2006 – January 31, 2006	0	N/A	N/A	293,075,192
February 1, 2006 – February 28, 2006	635,526	$92.52	635,526	234,279,343
March 1, 2006 – March 31, 2006	0	N/A	N/A	234,279,343
Total:	635,526	$92.52	635,526	234,279,343

(1) The Average Price Paid per Share includes broker commissions.

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

ITEM 5.	OTHER INFORMATION

The Board of Directors has set the date and location of the Company’s Annual Meeting of Stockholders for 2006. The meeting will be held on Wednesday, May 31, 2006, at MicroStrategy’s offices, 1861 International Drive, McLean, Virginia 22102 at 10:00 a.m., local time.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1†	2006 Vice President Compensation Plan for Eduardo S. Sanchez.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: May 10, 2006