Form 10-Q
period 2006-06-30
MICROSTRATEGY INC
filed 2006-08-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on August 1, 2006 was 9,572,710 and 3,227,573, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$46,940	$42,318
Restricted cash and investments	5,225	5,076
Short-term investments	22	53,761
Accounts receivable, net	34,069	43,052
Prepaid expenses and other current assets	7,490	6,209
Deferred tax assets, net	25,954	22,971

Total current assets	119,700	173,387

Property and equipment, net	10,937	12,031
Capitalized software development cost, net	2,608	3,669
Deposits and other assets	1,923	2,293
Deferred tax assets, net	73,278	86,393

Total Assets	$208,446	$277,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,942	$19,550
Accrued compensation and employee benefits	21,925	27,258
Deferred revenue and advance payments	58,794	45,874

Total current liabilities	98,661	92,682

Deferred revenue and advance payments	1,451	1,554
Other long-term liabilities	2,330	2,815

Total Liabilities	102,442	97,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 13,422 shares issued and 9,583 shares outstanding, and 13,270 shares issued and 10,595 shares outstanding, respectively	13	13
Class B common stock, $0.001 par value; 165,000 shares authorized; 3,228 and 3,258 issued and outstanding, respectively	3	3
Additional paid-in capital	434,215	428,062
Treasury stock, at cost, 3,839 and 2,675 shares, respectively	(249,625)	(136,817)
Accumulated other comprehensive income	2,703	2,318
Accumulated deficit	(81,305)	(112,857)

Total Stockholders’ Equity	106,004	180,722

Total Liabilities and Stockholders’ Equity	$208,446	$277,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Product licenses	$23,111	$24,255
Product support and other services	50,995	41,182

Total revenues	74,106	65,437

Cost of Revenues:
Product licenses	592	918
Product support and other services	10,039	8,179

Total cost of revenues	10,631	9,097

Gross Profit	63,475	56,340

Operating Expenses:
Sales and marketing	20,313	16,533
Research and development	8,732	8,061
General and administrative	10,716	8,773
Amortization of intangible assets	18	18

Total operating expenses	39,779	33,385

Income from Operations	23,696	22,955
Financing and Other Income:
Interest income	667	721
Interest expense	(19)	(17)
Loss on investments	—	(149)
Other income (expense), net	(515)	1,157

Total financing and other income	133	1,712

Income before income taxes	23,829	24,667
Provision for income taxes	7,271	7,080

Net Income	$16,558	$17,587

Basic earnings per share (1)	$1.27	$1.16

Diluted earnings per share (1)	$1.21	$1.12

Basic weighted average shares outstanding	13,024	15,149

Diluted weighted average shares outstanding	13,678	15,767

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Product licenses	$46,244	$46,066
Product support and other services	97,360	79,357

Total revenues	143,604	125,423

Cost of Revenues:
Product licenses	1,296	2,195
Product support and other services	18,869	15,595

Total cost of revenues	20,165	17,790

Gross Profit	123,439	107,633

Operating Expenses:
Sales and marketing	40,282	33,767
Research and development	16,981	15,279
General and administrative	21,466	17,125
Amortization of intangible assets	36	36

Total operating expenses	78,765	66,207

Income from Operations	44,674	41,426
Financing and Other Income:
Interest income	1,530	1,593
Interest expense	(51)	(32)
Loss on investments	—	(131)
Other income (expense), net	(667)	1,415

Total financing and other income	812	2,845

Income before income taxes	45,486	44,271
Provision for income taxes	13,935	11,631

Net Income	$31,551	$32,640

Basic earnings per share (1)	$2.37	$2.08

Diluted earnings per share (1)	$2.26	$1.99

Basic weighted average shares outstanding	13,295	15,683

Diluted weighted average shares outstanding	13,990	16,363

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$31,551	$32,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$3,886	4,521
Bad debt provision (recovery)	656	(49)
Deferred taxes	11,981	9,592
Stock-based compensation	821	—
Excess tax benefits from stock-based payment arrangements	(2,214)	—
Other, net	50	(347)
Changes in operating assets and liabilities:
Accounts receivable	9,444	7,444
Prepaid expenses and other current assets	(1,074)	1,058
Deposits and other assets	391	292
Accounts payable and accrued expenses, compensation and employee benefits	(8,055)	(8,743)
Deferred revenue and advance payments	11,853	5,932
Other long-term liabilities	(273)	(183)

Net cash provided by operating activities	59,017	52,157

Investing activities:
Proceeds from maturities of short-term investments	106,691	114,110
Purchases of short-term investments	(52,924)	(49,293)
Purchases of property and equipment, net	(1,622)	(881)
Capitalized software development costs	—	(926)
Increase in restricted cash and investments	(97)	(4,845)

Net cash provided by investing activities	52,048	58,165

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,758	2,952
Excess tax benefits from stock-based payment arrangements	2,214	—
Purchases of treasury stock	(112,807)	(127,562)

Net cash used in financing activities	(107,835)	(124,610)
Effect of foreign exchange rate changes on cash and cash equivalents	1,392	(3,394)

Net increase (decrease) in cash and cash equivalents	4,622	(17,682)
Cash and cash equivalents, beginning of period	42,318	68,314

Cash and cash equivalents, end of period	$46,940	$50,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheets of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2005, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

(2) Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

The Company adopted SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”, as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R is further discussed in Note 10, “Share-Based Compensation”.

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2006 and December 31, 2005, the Company had $4.3 and $4.2 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	June 30, 2006	December 31, 2005
Billed and billable	$64,560	$86,974
Less: billed and unpaid deferred revenue	(28,996)	(42,407)

	35,564	44,567
Less: allowance for doubtful accounts	(1,495)	(1,515)

	$34,069	$43,052

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Investments

As of March 31, 2006 and December 31, 2005, the Company’s investment balance in auction rate securities of varying maturities was $18.0 million and $53.7 million, respectively. As of June 30, 2006, all of these investments had been sold. There were no realized gains or losses on these investments recognized during the three and six months ended June 30, 2006.

On March 31, 2006, the Company invested $10.0 million in a fund that invests primarily in highly-rated, short-term U.S. dollar denominated instruments. As of June 30, 2006 this investment had been sold. There were no realized gains or losses on this investment recognized during the three and six months ended June 30, 2006.

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	June 30, 2006	December 31, 2005
Current:
Deferred product licenses revenue	$1,667	$2,990
Deferred product support revenue	72,872	72,645
Deferred other services revenue	12,258	11,780

	86,797	87,415
Less: billed and unpaid deferred revenue	(28,003)	(41,541)

	$58,794	$45,874

Non-current:
Deferred product licenses revenue	$423	$174
Deferred product support revenue	2,009	2,228
Deferred other services revenue	12	18

	2,444	2,420
Less: billed and unpaid deferred revenue	(993)	(866)

	$1,451	$1,554

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Litigation

(a) Business Objects Litigation

On October 2, 2001, the Company filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for the Company, breached their fiduciary and contractual obligations to the Company by, among other things, misappropriating the Company’s trade secrets and confidential information and soliciting the Company’s employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of the Company’s non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted the Company’s motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. The Company filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006. Oral argument at the Federal Circuit has been set for September 5, 2006.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On December 10, 2003, the Company filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to the Company relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). The Company sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. The Company filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied the Company’s motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. The Company filed a notice of appeal to the Federal Circuit on March 24, 2006. The Company’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief is due September 14, 2006. The Company’s reply brief is due September 28, 2006.

The outcome of the legal proceedings described above is not presently determinable.

(b) Other Matters

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended June 30, 2006, the Company repurchased an aggregate of 528,300 shares of its class A common stock at an average price of $102.24 and an aggregate cost of $54.0 million pursuant to the 2005 Share Repurchase Program. For the six months ended June 30, 2006, the Company repurchased an aggregate of 1,163,826 shares of its class A common stock at an average price of $96.93 and an aggregate cost of $112.8 million pursuant to the 2005 Share Repurchase Program.

During the period from July 1, 2006 through August 3, 2006, the Company repurchased an aggregate of 74,000 shares of class A common stock at an average price per share of $85.44 and an aggregate cost of $6.3 million under the 2005 Share Repurchase Program. As of August 3, 2006, $173.9 million remained available to repurchase shares under the 2005 Share Repurchase Program.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company is authorized to repurchase. During the second quarter of 2005, the Company repurchased under the 2004 Share Repurchase Program 2,509,952 shares of class A common stock at an average price per share of $50.82 and an aggregate cost of $127.6 million. Including repurchase activity from all prior periods, the Company repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. Since repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	June 30, 2006	December, 31 2005
Deferred tax assets, net of deferred tax liabilities	$108,183	$117,494
Valuation allowance	(8,951)	(8,130)

Deferred tax assets, net of valuation allowance	$99,232	$109,364

Short-term deferred tax assets, net	$25,954	$22,971
Long-term deferred tax assets, net	73,278	86,393

Total deferred tax assets, net	$99,232	$109,364

The valuation allowance as of June 30, 2006 and 2005 relates to domestic capital loss carryforwards and certain foreign net operating loss carryforwards that the Company expects will expire unused.

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2006. For the six months ended June 30, 2006 and 2005, the Company’s consolidated annualized effective tax rate was 30.6% and 26.3%, respectively.

The annualized effective tax rate for the six months ended June 30, 2005 includes a tax benefit related to an excess of cumulative foreign tax credits over the projected tax on undistributed earnings of foreign subsidiaries. As all of the Company’s previously undistributed foreign subsidiary earnings were distributed during the third quarter of 2005 under the foreign dividend reinvestment provisions of the American Jobs Creation Act of 2004, the annualized effective tax rate for the six months ended June 30, 2006 does not include any benefit related to foreign tax credits on projected undistributed earnings of foreign subsidiaries.

The Company intends to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the six months ended June 30, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. The Company accrues applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(10) Share-Based Compensation

The Company adopted SFAS No. 123R, as of January 1, 2006 using the modified prospective method. Under the modified prospective method, the Company has not restated its prior period financial statements for the related share-based compensation amounts. The Company has applied SFAS No. 123R for any portion of awards that were granted and have not fully vested prior to December 31, 2005. The Company will continue to apply SFAS No. 123R to all new awards granted after January 1, 2006.

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

Since the adoption of SFAS No. 123R and through June 30, 2006, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

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

The Company has adopted share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company has 2.3 million shares of class A common stock authorized for option grants as of June 30, 2006.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and resultant expense under SFAS No. 123R for this subsidiary have not been material through June 30, 2006.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the resultant compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During the three months ended June 30, 2006, the Company recorded total share-based compensation of $0.4 million and an immaterial amount of related income tax benefits in the Consolidated Statement of Operations. During the six months ended June 30, 2006, the Company recorded total share-based compensation of $0.8 million and an immaterial amount of related income tax benefits in the Consolidated Statement of Operations. No compensation cost was capitalized as part of the cost of an asset.

On May 26, 2006, the Company’s Board of Directors approved an amendment to the stock option granted on June 7, 2001 to F. David Fowler, a member of the Company’s Board of Directors until his retirement from the Board on May 31, 2006. The option provided Mr. Fowler the right to purchase an aggregate of 10,000 shares of the Company’s class A common stock (the “Award”), vesting in five equal annual installments beginning on the first anniversary of the grant date. The amendment provides that the final 2,000 share installment of the Award, which was scheduled to vest on June 7, 2006, instead vested in full as of May 26, 2006. On May 26, 2006 the Company recognized $0.1 million in share-based compensation to reflect the amendment of this Award. All other terms and conditions applicable to the stock option remain unchanged.

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations, as of (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of services	$4	$10
Sales and marketing	73	178
Research and development	47	111
General and administrative	293	522

Total share-based compensation expense	$417	$821

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the three and six months ended June 30, 2005, the Company measured compensation expense relating to share-based compensation using the intrinsic value method allowed at the time. Based on this method, no share-based compensation cost is reflected in net income during the three and six months ended June 30, 2005. If compensation expense had been recorded based on the fair value of awards, the Company’s net income would have been adjusted to equal the pro forma amounts presented below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$17,587	$32,640
Stock-based employee compensation expense under fair value based method, net of tax (1)	(577)	(1,556)

Pro forma net income	$17,010	$31,084

Basic earnings per share, as reported	$1.16	$2.08

Diluted earnings per share, as reported	$1.12	$1.99

Basic earnings per share, pro forma	$1.12	$1.98

Diluted earnings per share, pro forma	$1.08	$1.90

(1)	The pro forma stock-based employee compensation expense related to the three and six months ended June 30, 2005 is shown net of tax effect of approximately $349,000 and $941,000, respectively, using a combined domestic federal and state effective tax rate of 37.7%.

At June 30, 2006, the total compensation cost of nonvested awards not yet recognized was $1.2 million, which is expected to be recognized over the next 3 years. The windfall tax benefits realized from the exercise of stock options was $0.3 million during the three months ended June 30, 2006. The windfall tax benefits realized from the exercise of stock options was $2.2 million during the six months ended June 30, 2006.

A summary of the status of MicroStrategy’s share-based compensation plans is presented (in thousands, except per share data, and excluding immaterial share-based awards that were awarded by a subsidiary of the Company):

	Options Outstanding					Options Exercisable
		Price per Share
	Shares	Range			Weighted Average	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	1,559	$2.50	—	3,130.00	$90.22	919	$138.52
Granted	—	$—	—	—	$—
Exercised	(104)	$2.50	—	83.44	$22.83
Canceled	(8)	$11.91	—	1,042.50	$82.52

Balance, March 31, 2006	1,447	$2.50	—	3,130.00	$95.11	1,002	$128.56
Granted	—	$—	—	—	$—
Exercised	(18)	$5.63	—	83.44	$20.91
Canceled	(5)	$12.37	—	1,698.75	$324.71

Balance, June 30, 2006	1,424	$2.50	—	3,130.00	$95.29	988	$128.72

At June 30, 2006, the Company’s 1.4 million outstanding stock options (including fully vested options and options that are expected to vest) had a weighted average remaining contractual term of 5.5 years; and its 1.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 5.1 years.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s comprehensive income consisted of the following as of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$16,558	$17,587	$31,551	$32,640
Foreign currency translation adjustment	283	(455)	398	(1,280)
Unrealized gain on short-term investments, net of applicable taxes	(13)	—	(13)	—

Comprehensive income	$16,828	$17,132	$31,936	$31,360

(12) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock.

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method.

(13) Segment Information

The Company operates in one operating segment – business intelligence. The Company’s total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, consisted of the following according to geographic region (in thousands):

	Domestic	International	Consolidated
Three Months Ended June 30, 2006
Total licenses and services revenues	$48,585	$25,521	$74,106
Long-lived assets	12,565	2,903	15,468
Three Months Ended June 30, 2005
Total licenses and services revenues	$43,038	$22,399	$65,437
Long-lived assets	18,403	2,974	21,377

Six Months Ended June 30, 2006
Total licenses and services revenues	$90,921	$52,683	$143,604
Long-lived assets	12,565	2,903	15,468
Six Months Ended June 30, 2005
Total licenses and services revenues	$77,584	$47,839	$125,423
Long-lived assets	18,403	2,974	21,377

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The domestic region consists of the United States and Canada. The international region consists of all other countries. Domestic intercompany software fee charges to international operations of $9.9 million and $8.8 million for the three months ended June 30, 2006 and 2005, respectively, and $20.4 million and $20.3 million for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and six months ended June 30, 2006, no individual country outside the United States accounted for 10% or more of total consolidated revenues. For the three and six months ended June 30, 2005, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of June 30, 2006, no individual country outside the United States accounted for 10% or more of consolidated assets. As of December 31, 2005, no individual country outside the United States accounted for 10% or more of consolidated assets.

For the three and six months ended June 30, 2006, no individual customer accounted for 10% or more of the Company’s total consolidated revenues. For the three and six months ended June 30, 2005, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

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

We derive our revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 8 business intelligence platform and related products. We sell our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

We recorded net income of $16.6 million and $31.6 million in the three and six months ended June 30, 2006, respectively, compared to $17.6 million and $32.6 million in the three and six months ended June 30, 2005, respectively. The following are some operating highlights for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

Quarterly Performance Measures (in thousands)

	Three Months Ended June 30,		% Change
	2006	2005
Revenues:
Product licenses revenues	$23,111	$24,255	-4.7%
Product support revenues	34,762	28,543	21.8%
Other services revenues	16,233	12,639	28.4%

Total revenues	$74,106	$65,437	13.2%

Cost of revenues	$10,631	$9,097	16.9%

Gross Profit	$63,475	$56,340	12.7%

Operating Expenses:
Sales and marketing	$20,313	$16,533	22.9%
Research and development	8,732	8,061	8.3%
General and administrative	10,716	8,773	22.1%
Amortization of intangible assets	18	18	0.0%

Total operating expenses	$39,779	$33,385	19.2%

Income from Operations	$23,696	$22,955	3.2%

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect will continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business, as it offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers, while on the other hand creating risks that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft and Oracle, have begun incorporating certain business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•	focusing our research and development efforts on maintaining our position as a technology leader, with our products capable of efficiently handling the largest customer databases, and incorporating new product features to our “dashboard style” customer interfaces; and

•	expanding our sales and marketing capabilities to improve our brand recognition and increase our sales penetration in existing markets, while also seeking to enter a number of new international markets that we believe are underserved.

We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough in any particular period to offset any unexpected revenue shortfall in that period. Accordingly, any shortfall in revenue may cause significant variation in our operating results. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

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

Results of Operations

Comparison of the three and six months ended June 30, 2006 and 2005

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Product Licenses Revenues:
Domestic (U.S. and Canada)	$16,440	$18,554	-11.4%	$29,483	$29,544	-0.2%
International	6,671	5,701	17.0%	16,761	16,522	1.4%

Total product licenses revenues	$23,111	$24,255	-4.7%	$46,244	$46,066	0.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product License Transactions with Revenue Recognized in the Applicable Period:
Greater than $1.0 million of revenue recognized	3	3	7	5
Between $500,000 and $1.0 million of revenue recognized	3	6	9	13

Total	6	9	16	18

Domestic:
Greater than $1.0 million of revenue recognized	3	3	5	4
Between $500,000 and $1.0 million of revenue recognized	3	6	6	12

Total	6	9	11	16

International:
Greater than $1.0 million of revenue recognized	0	0	2	1
Between $500,000 and $1.0 million of revenue recognized	0	0	3	1

Total	0	0	5	2

Product licenses revenues decreased during the three months ended June 30, 2006, as compared to the same period in the prior year, due to decreases in the total number of recognized high-dollar product license transactions. Product licenses revenues were flat during the six months ended June 30, 2006, as compared to the same period in the prior year.

Domestic product licenses revenues. Domestic product licenses revenues decreased during the three months ended June 30, 2006, as compared to the same period in the prior year, due to decreases in the total number of domestic transactions with greater than $500,000 of recognized revenue. During the six months ended June 30, 2006, domestic product licenses revenues decreased, as compared to the same period in the prior year, due to decreases in the total number of domestic transactions with greater than $500,000 and less than $1.0 million of recognized revenue.

International product licenses revenues. International product licenses revenues increased during the three months ended June 30, 2006, as compared to the same period in the prior year, due to an increase in average international deal size. During the six months ended June 30, 2006, international product licenses revenues were flat, as compared to the same period in the prior year.

International product licenses revenues were affected by favorable foreign currency fluctuations of 1.3% and 3.4% during the three months ended June 30, 2006 and 2005, respectively. International product licenses revenues were affected by unfavorable foreign currency fluctuations of 4.2% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 4.5% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Product support revenues. The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2006	2005		2006	2005
Product Support Revenues:
Domestic (U.S. and Canada)	$20,839	$16,946	23.0%	$40,097	$32,882	21.9%
International	13,923	11,597	20.1%	26,389	21,958	20.2%

Total product support revenues	$34,762	$28,543	21.8%	$66,486	$54,840	21.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended June 30, 2006, as compared to the same period in the prior year, with 81.7% of the increase due to growth in our installed base of software licenses customers and the balance attributable to pricing increases.

Product support revenues increased during the six months ended June 30, 2006, as compared to the same period in the prior year, primarily due to growth in our installed base of software licenses customers.

International product support revenues were affected by favorable foreign currency fluctuations of 0.2% and 6.8% during the three months ended June 30, 2006 and 2005, respectively. International product support revenues were affected by unfavorable foreign currency fluctuations of 3.5% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 6.2% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Other services revenues. The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Other Services Revenues:	$16,233	$12,639	28.4%	$30,874	$24,517	25.9%

Other services revenues include revenues from consulting to help customers plan and execute the deployment of our software. Other services revenues also include revenues from education and training, which we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. In addition, other services revenues include service revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $2.0 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

Consulting revenues increased 23.0% during the three months ended June 30, 2006, as compared to the same period in the prior year, due to a 27.9% increase in the number of billable systems integration hours provided to our customers, partially offset by a decline in our international technical advisory services revenue.

Consulting revenues increased 20.2% during the six months ended June 30, 2006, as compared to the same period in the prior year, due to a 30.3% increase in the number of billable systems integration hours provided to our customers, partially offset by a decline in our international technical advisory services revenue.

Education revenues increased 12.4% during the three months ended June 30, 2006, as compared to the same period in the prior year, with 69.2% of the increase due to growth in the number of our training courses sold and students trained and the balance attributable to pricing increases.

Education revenues increased 9.9% during the six months ended June 30, 2006, as compared to the same period in the prior year, primarily due to growth in the number of students trained.

Other services revenues were affected by favorable foreign currency fluctuations of 0.1% and 6.5% during the three months ended June 30, 2006 and 2005, respectively. Other services revenues were affected by unfavorable foreign currency fluctuations of 1.1% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 6.1% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Cost of Revenues:
Product licenses	$592	$918	-35.5%	$1,296	$2,195	-41.0%
Product support	2,350	1,990	18.1%	4,313	3,974	8.5%
Other services	7,689	6,189	24.2%	14,556	11,621	25.3%

Total cost of revenues	$10,631	$9,097	16.9%	$20,165	$17,790	13.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during the three and six months ended June 30, 2006, with 56.1% and 60.1% of the decreases, respectively, attributable to the fact that several of our products for which we recognized amortization expense during the three and six months ended June 30, 2005 were fully amortized prior to 2006. The balance of the decreases was due to a decline in royalties paid.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

Cost of product support revenues increased during the three and six months ended June 30, 2006, as compared to the same periods in the prior year, due primarily to an increase in staffing levels to ensure an adequate workforce to support our larger customer base.

Cost of product support revenues were affected by favorable foreign currency fluctuations of 0.1% during the three months ended June 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.7% during the three months ended June 30, 2005, as compared to the same period in the prior year. Cost of product support revenues was affected by favorable foreign currency fluctuations of 0.8% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.0% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Cost of other services revenues. Cost of other services revenues consists of consulting and education personnel and related overhead costs. In addition, cost of other services revenues includes costs of service revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $0.8 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.

The increase in cost of other services revenues during the three and six months ended June 30, 2006, as compared to the same periods in the prior year, was primarily attributable to an increase in staffing levels to ensure an adequate workforce to support our larger customer base.

Cost of other services revenues were affected by favorable foreign currency fluctuations of 0.1% and 1.4% during the three months ended June 30, 2006 and 2005, respectively. Cost of other services revenues were affected by favorable foreign currency fluctuations of 1.2% during the six months ended June 30, 3006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.9% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Operating expenses. The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Operating expenses:
Sales and marketing	$20,313	$16,533	22.9%	$40,282	$33,767	19.3%
Research and development	8,732	8,061	8.3%	16,981	15,279	11.1%
General and administrative	10,716	8,773	22.1%	21,466	17,125	25.3%
Amortization of intangible assets	18	18	0.0%	36	36	0.0%

Total operating expenses	$39,779	$33,385	19.2%	$78,765	$66,207	19.0%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three and six months ended June 30, 2006, as compared to the same periods in the prior year, due primarily to an increase in staffing levels of our sales and marketing personnel to expand our footprint both domestically and internationally.

Sales and marketing expenses were affected by favorable foreign currency fluctuations of 0.1% during the three months ended June 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.8% during the three months ended June 30, 2005, as compared to the same period in the prior year. Sales and marketing expenses were affected by favorable foreign currency fluctuations of 1.4% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.4% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross research and development expenses:
Core research and development activities	$8,049	$7,574	$15,757	$15,308
Non-core research and development activities	683	487	1,224	897
Capitalized software development costs	—	—	—	(926)

Total research and development expenses	$8,732	$8,061	$16,981	$15,279

Amortization of capitalized software development costs included in cost of product licenses revenues	$531	$714	$1,062	$1,602

Research and development expenses increased during the three months ended June 30, 2006, as compared to the same period in the prior year, due primarily to an increase in staffing.

Research and development expenses increased during the six months ended June 30, 2006, as compared to the same period in the prior year, with 54.4% of the increase due to a decrease in capitalized software development costs during the first quarter of 2005, as compared to the same period in the prior year, resulting in a higher expense for this year. The balance of the increase in expense was due to growth in staffing levels.

As of June 30, 2006, our research and development resources were allocated to the following projects: 16% to MicroStrategy 8, 53% to new product initiatives, and 31% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended June 30, 2006, as compared to the same period in the prior year, with 85.5% of the increase due to an increase in compensation costs and staffing levels of our general and administrative personnel, and an increase in variable compensation to the CEO and other executives. The balance of the increase was due to increases in travel and entertainment expenses related to employee rewards and client entertainment, partially offset by decreases in external accounting, auditing and legal fees.

General and administrative expenses increased during the six months ended June 30, 2006, as compared to the same period in the prior year, with 75.4% of the increase due to an increase in compensation costs and staffing levels of our general and administrative personnel. The balance of the increase was due to increases in travel and entertainment expenses, partially offset by decreases in external accounting, auditing and legal fees.

General and administrative expenses were affected by unfavorable foreign currency fluctuations of 0.2% and 0.4% during the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses were affected by favorable foreign currency fluctuations of 0.6% during the six months ended June 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.6% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Provision for Income Taxes. Our consolidated annualized effective tax rate was 30.6% and 26.3% for the six months ended June 30, 2006 and 2005, respectively.

The annualized effective tax rate for the six months ended June 30, 2005 includes a tax benefit related to an excess of cumulative foreign tax credits over the projected tax on undistributed earnings of foreign subsidiaries. As all of our previously undistributed foreign subsidiary earnings were distributed during the third quarter of 2005 under the foreign dividend reinvestment provisions of the American Jobs Creation Act of 2004, the annualized effective tax rate for the six months ended June 30, 2006 does not include any benefit related to foreign tax credits on projected undistributed earnings of foreign subsidiaries.

We intend to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the six months ended June 30, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30, 2006	December 31, 2005
Current:
Deferred product licenses revenue	$1,667	$2,990
Deferred product support revenue	72,872	72,645
Deferred other services revenue	12,258	11,780

	86,797	87,415
Less: billed and unpaid deferred revenue	(28,003)	(41,541)

	$58,794	$45,874

Non-current:
Deferred product licenses revenue	$423	$174
Deferred product support revenue	2,009	2,228
Deferred other services revenue	12	18

	2,444	2,420
Less: billed and unpaid deferred revenue	(993)	(866)

	$1,451	$1,554

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Current and non-current deferred revenue and advance payments were $60.2 million, net of billed and unpaid deferred revenue, as of June 30, 2006, compared to $47.4 million as of December 31, 2005. The increase was attributable to a high number of product support and other services transactions that were billed and unpaid and, therefore, offset against deferred revenue during the fourth quarter of 2005, compared to the second quarter of 2006.

Including billed and unpaid deferred revenue, we expect to recognize $86.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months and six months ended June 30, 2006, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of each of June 30, 2006 and December 31, 2005, we had $4.3 and $4.2 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended June 30, 2006, we repurchased an aggregate of 528,300 shares of our class A common stock at an average price of $102.24 and an aggregate cost of $54.0 million pursuant to the 2005 Share Repurchase Program.

During the period from July 1, 2006 through August 3, 2006, we repurchased an aggregate of 74,000 shares of class A common stock at an average price per share of $85.44 and an aggregate cost of $6.3 million under the 2005 Share Repurchase Program. As of August 3, 2006, $173.9 million remained available to repurchase shares under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. Future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year consist of the following, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands):

Twelve Months Ended June 30,	Amount
2007	$10,511
2008	9,582
2009	8,555
2010	7,596
2011	648
Thereafter	1,200

$38,092

Net Cash Provided by Operating Activities. The increase in net cash provided by operating activities during the six months ended June 30, 2006, as compared to the same period in the prior year, was primarily attributable to an improvement in accounts receivable and deferred revenue balances and our utilization of deferred tax assets. These gains were partially offset by the recognition in net cash provided by operating activities, for the first time, of the excess tax benefits from share-based payment arrangements in the amount of $2.2 million during the six months ended June 30, 2006 as a result of the adoption of SFAS No. 123R.

Net Cash Provided by Investing Activities. The decrease in net cash provided by investing activities during the six months ended June 30, 2006, as compared to the same period in the prior year, was primarily attributable to a decline in proceeds from sales and maturities of short term investments.

Net Cash Used in Financing Activities. The decrease in net cash used in financing activities during the six months ended June 30, 2006, as compared to the same period in the prior year, was primarily attributable to a decrease in the amount of Class A common stock repurchased.

Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2006. As of June 30, 2006, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

We adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method. Additional information regarding this matter is included above under Item 1. Note 10, “Share-Based Compensation.”

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

As of June 30, 2006, we did not have any material investments.

A 10% change in interest rates would not have a material impact on our financial position, results of operations, and cash flows.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 34.4% and 34.2% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 36.7% and 38.1% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter in which the transactions occur. Gains and losses from transactions in local currencies are included in net income.

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

As of June 30, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.7%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. MicroStrategy filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006. Oral argument at the Federal Circuit has been set for September 5, 2006.

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

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief is due September 14, 2006. Microstrategy’s reply brief is due September 28, 2006.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macroeconomic conditions could cause our cash balances to fluctuate and losses in our investment portfolio. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal and state income tax, less applicable foreign tax credits.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2006 and the year ended December 31, 2005, transactions by channel partners for which we recognized revenues accounted for 12.3% and 16.8%, respectively, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments were $60.2 million as of June 30, 2006. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2006, and the year ended December 31, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of June 30, 2006, our accumulated deficit was $81.3 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 34.4% and 34.2% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 36.7% and 38.1% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Our international operations require significant management attention and financial resources.

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

Our customers include the U.S. government and a number of other state and local governments or agencies

Our customers include the U.S. government and a number of other state and local governments and agencies. There are a variety of risks in doing business with government entities, including:

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

On October 2, 2001, we filed a lawsuit in the Virginia Circuit Court for Fairfax County against two field employees of Business Objects, S.A. This lawsuit alleged that these employees, who previously worked for us, breached their fiduciary and contractual obligations to us by, among other things, misappropriating our trade secrets and confidential information and soliciting our employees and customers. The complaint sought injunctive relief and monetary damages. On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The suit sought injunctive relief and monetary damages. On August 29, 2003, the Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. On January 6, 2005, the Federal Circuit ruled that the district court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. As a result of the Federal Circuit’s ruling, the case was remanded to the district court for further proceedings limited solely to Business Objects’ one remaining patent claim, and limited solely to the doctrine of equivalents. The Federal Circuit also reinstated all of our non-infringement and invalidity counterclaims brought against Business Objects that the district court had not needed to address or decide. On July 26, 2005, the district court granted our motion for summary judgment of non-infringement and dismissed the lawsuit. On August 19, 2005, Business Objects filed an appeal to the United States Court of Appeals for the Federal Circuit. Business Objects filed its opening appeal brief on December 15, 2005. MicroStrategy filed its principal appeal brief on March 13, 2006. Business Objects filed its reply brief on April 28, 2006. Oral argument at the Federal Circuit has been set for September 5, 2006.

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

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). We sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. We filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief is due September 14, 2006. MicroStrategy’s reply brief is due September 28, 2006.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of August 1, 2006, holders of our class B common stock owned 3,227,573 shares of class B common stock, or 77.1% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 235,800 shares of class A common stock and 2,789,430 shares of class B common stock, or 67.2% of the total voting power, as of August 1, 2006. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2006 – April 30, 2006	0	N/A	N/A	$234,279,343
May 1, 2006 – May 31, 2006	486,000	$103.19	486,000	$184,131,016
June 1, 2006 – June 30, 2006	42,300	$91.33	42,300	$180,267,932
Total:	528,300	$102.24	528,300	$180,267,932

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 31, 2006. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect eight (8) directors for the next year:
Michael J. Saylor	37,882,788	2,836,405	—	—
Sanju K. Bansal	38,009,344	2,710,849	—	—
Matthew W. Calkins	40,065,085	655,108	—	—
Robert H. Epstein	40,070,136	650,057	—	—
David W. LaRue	40,065,689	654,504	—	—
Jarrod M. Patten	40,069,675	650,518	—	—
Carl J. Rickertsen	40,055,280	664,913	—	—
Thomas P. Spahr	40,067,964	652,229	—	—
2. To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.	40,702,575	11,400	6,218	—

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1	Amendment to Stock Option Agreement for Non-Employee Director, dated May 30, 2006, by the registrant for F. David Fowler.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2006