Form 10-Q
period 2006-09-30
MICROSTRATEGY INC
filed 2006-11-09
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on November 1, 2006 was 9,544,048 and 3,101,209, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$47,828	$42,318
Restricted cash and investments	3,833	5,076
Short-term investments	15	53,761
Accounts receivable, net	41,701	43,052
Prepaid expenses and other current assets	7,845	6,209
Deferred tax assets, net	28,580	22,971

Total current assets	129,802	173,387

Property and equipment, net	10,600	12,031
Capitalized software development costs, net	2,077	3,669
Deposits and other assets	2,462	2,293
Deferred tax assets, net	65,180	86,393

Total Assets	$210,121	$277,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,853	$19,550
Accrued compensation and employee benefits	25,474	27,258
Deferred revenue and advance payments	57,139	45,874

Total current liabilities	102,466	92,682

Deferred revenue and advance payments	1,357	1,554
Other long-term liabilities	2,015	2,815

Total Liabilities	105,838	97,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 13,430 shares issued and 9,376 shares outstanding, and 13,270 shares issued and 10,595 shares outstanding, respectively	13	13
Class B common stock, $0.001 par value; 165,000 shares authorized; 3,228 and 3,258 issued and outstanding, respectively	3	3
Additional paid-in capital	434,681	428,062
Treasury stock, at cost, 4,054 and 2,675 shares, respectively	(268,776)	(136,817)
Accumulated other comprehensive income	2,074	2,318
Accumulated deficit	(63,712)	(112,857)

Total Stockholders’ Equity	104,283	180,722

Total Liabilities and Stockholders’ Equity	$210,121	$277,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Product licenses	$24,494	$22,608
Product support and other services	53,171	43,202

Total revenues	77,665	65,810

Cost of Revenues:
Product licenses	826	867
Product support and other services	10,883	8,412

Total cost of revenues	11,709	9,279

Gross Profit	65,956	56,531

Operating Expenses:
Sales and marketing	21,518	16,652
Research and development	8,794	7,820
General and administrative	12,469	9,179
Amortization of intangible assets	18	18

Total operating expenses	42,799	33,669

Income from Operations	23,157	22,862
Financing and Other Income:
Interest income, net	583	475
Gain on investments	14	4
Other (expense) income, net	(208)	248

Total financing and other income	389	727

Income before income taxes	23,546	23,589
Provision for income taxes	6,574	10,336

Net Income	$16,972	$13,253

Basic earnings per share (1)	$1.34	$0.96

Diluted earnings per share (1)	$1.27	$0.91

Basic weighted average shares outstanding	12,707	13,868

Diluted weighted average shares outstanding	13,325	14,357

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Product licenses	$70,738	$68,674
Product support and other services	150,531	122,559

Total revenues	221,269	191,233

Cost of Revenues:
Product licenses	2,122	3,062
Product support and other services	29,752	24,007

Total cost of revenues	31,874	27,069

Gross Profit	189,395	164,164

Operating Expenses:
Sales and marketing	61,800	50,419
Research and development	25,776	23,099
General and administrative	33,935	26,304
Amortization of intangible assets	53	54

Total operating expenses	121,564	99,876

Income from Operations	67,831	64,288
Financing and Other Income:
Interest income, net	2,062	2,036
Gain (loss) on investments	14	(127)
Other income (expense), net	(876)	1,663

Total financing and other income	1,200	3,572

Income before income taxes	69,031	67,860
Provision for income taxes	20,508	21,967

Net Income	$48,523	$45,893

Basic earnings per share (1)	$3.70	$3.05

Diluted earnings per share (1)	$3.52	$2.91

Basic weighted average shares outstanding	13,097	15,071

Diluted weighted average shares outstanding	13,766	15,748

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$48,523	$45,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,755	6,405
Bad debt provision	696	425
Deferred taxes	17,532	14,539
Stock-based compensation	1,086	—
Excess tax benefits from stock-based payment arrangements	(2,208)	—
Other, net	145	(345)
Changes in operating assets and liabilities:
Accounts receivable	1,874	10,665
Prepaid expenses and other current assets	(1,401)	213
Deposits and other assets	(142)	449
Accounts payable and accrued expenses, compensation and employee benefits	(3,078)	(8,059)
Deferred revenue and advance payments	9,504	3,361
Other long-term liabilities	(482)	(1,088)

Net cash provided by operating activities	77,804	72,458

Investing activities:
Proceeds from maturities of short-term investments	112,666	116,110
Purchases of short-term investments	(58,900)	(87,143)
Purchases of property and equipment, net	(2,671)	(1,284)
Capitalized software development costs	—	(926)
Decrease (increase) in restricted cash and investments	1,308	(3,779)

Net cash provided by investing activities	52,403	22,978

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,919	7,158
Excess tax benefits from stock-based payment arrangements	2,208	—
Purchases of treasury stock	(131,959)	(127,562)

Net cash used in financing activities	(126,832)	(120,404)
Effect of foreign exchange rate changes on cash and cash equivalents	2,135	(3,732)

Net increase (decrease) in cash and cash equivalents	5,510	(28,700)
Cash and cash equivalents, beginning of period	42,318	68,314

Cash and cash equivalents, end of period	$47,828	$39,614

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

(2) Recent Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2006 and December 31, 2005, the Company had $2.8 and $4.2 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	September 30, 2006	December 31, 2005
Billed and billable	$78,068	$86,974
Less: billed and unpaid deferred revenue	(34,801)	(42,407)

	43,267	44,567
Less: allowance for doubtful accounts	(1,566)	(1,515)

	$41,701	$43,052

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Investments

As of December 31, 2005, the Company’s investment balance in auction rate securities of varying maturities was $53.7 million. As of September 30, 2006, all auction rate securities had been sold. There were no realized gains or losses on these investments recognized during the three and nine months ended September 30, 2006.

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	September 30, 2006	December 31, 2005
Current:
Deferred product licenses revenue	$2,367	$2,990
Deferred product support revenue	75,482	72,645
Deferred other services revenue	13,484	11,780

	91,333	87,415
Less: billed and unpaid deferred revenue	(34,194)	(41,541)

	$57,139	$45,874

Non-current:
Deferred product licenses revenue	$196	$174
Deferred product support revenue	1,751	2,228
Deferred other services revenue	17	18

	1,964	2,420
Less: billed and unpaid deferred revenue	(607)	(866)

	$1,357	$1,554

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Litigation

(a) Business Objects Litigation

On October 17, 2001, Business Objects filed suit against the Company in the United States District Court for the Northern District of California, claiming that the Company’s software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The District Court granted the Company’s motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that its products do not infringe the ‘403 patent. On appeal, the United States Court of Appeals for the Federal Circuit ruled that the District Court had correctly construed the patent, that the Company does not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that the Company’s products infringe two of the three asserted claims under the doctrine of equivalents. On remand, the District Court granted the Company’s motion for summary judgment of non-infringement for the one remaining patent claim and dismissed the lawsuit. On September 13, 2006, the Federal Circuit affirmed the District Court’s ruling.

(b) Other Matters

In October 2006, a commercial court in Spain rendered a judgment against the Company for approximately $1.1 million, plus interest and certain costs of the proceeding, in connection with a commercial dispute. The Company intends to appeal the ruling. Until final adjudication of the matter on appeal, the Company does not expect to make any cash payment specified in the decision or post a bond or other security. As a result of the court’s decision, the Company recorded a liability of approximately $1.1 million as of September 30, 2006.

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended September 30, 2006, the Company repurchased an aggregate of 215,440 shares of its class A common stock at an average price per share of $88.89 and an aggregate cost of $19.2 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2006, the Company repurchased an aggregate of 1,379,266 shares of its class A common stock at an average price of $95.67 and an aggregate cost of $132.0 million pursuant to the 2005 Share Repurchase Program.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Income Taxes

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	September 30, 2006	December 31, 2005
Deferred tax assets, net of deferred tax liabilities	$103,131	$117,494
Valuation allowance	(9,371)	(8,130)

Deferred tax assets, net of valuation allowance	$93,760	$109,364

Short-term deferred tax assets, net	$28,580	$22,971
Long-term deferred tax assets, net	65,180	86,393

Total deferred tax assets, net	$93,760	$109,364

The valuation allowance as of September 30, 2006 and December 31, 2005 relates to domestic capital loss carryforwards and certain foreign net operating loss carryforwards that the Company expects will expire unused.

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company’s consolidated annualized effective tax rate was 29.7% and 32.4%, respectively.

The annualized effective tax rate for the nine months ended September 30, 2005 included a tax expense related to the repatriation of foreign earnings under the special dividend repatriation provisions of the American Jobs Creation Act of 2004.

The Company intends to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the nine months ended September 30, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. The Company accrues applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

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

Since the adoption of SFAS No. 123R and through September 30, 2006, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

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

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of September 30, 2006.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense under SFAS No. 123R for this subsidiary have not been material through September 30, 2006.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the related compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During the three months ended September 30, 2006, the Company recorded total share-based compensation of $0.3 million and an immaterial amount of related income tax benefits in the Consolidated Statement of Operations. During the nine months ended September 30, 2006, the Company recorded total share-based compensation of $1.1 million and an immaterial amount of related income tax benefits in the Consolidated Statement of Operations. No compensation cost was capitalized as part of the cost of an asset.

On May 26, 2006, the Company’s Board of Directors approved an amendment to the stock option granted on June 7, 2001 to F. David Fowler, a member of the Company’s Board of Directors until his retirement from the Board on May 31, 2006. The option provided Mr. Fowler the right to purchase an aggregate of 10,000 shares of the Company’s class A common stock (the “Award”), vesting in five equal annual installments beginning on the first anniversary of the grant date. The amendment provided that the final 2,000 share installment of the Award, which was scheduled to vest on June 7, 2006, instead vested in full as

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of May 26, 2006. On May 26, 2006 the Company recognized $0.1 million in share-based compensation to reflect the amendment of this Award. All other terms and conditions applicable to the stock option remain unchanged.

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of services	$4	$14
Sales and marketing	59	237
Research and development	44	155
General and administrative	157	680

Total share-based compensation expense	$264	$1,086

For the three and nine months ended September 30, 2005, the Company measured compensation expense relating to share-based compensation using the intrinsic value method allowed at the time. Based on this method, no share-based compensation cost is reflected in net income during the three and nine months ended September 30, 2005. If compensation expense had been recorded based on the fair value of awards, the Company’s net income would have been adjusted to equal the pro forma amounts presented below for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$13,253	$45,893
Stock-based employee compensation expense under fair value based method, net of tax (1)	(373)	(1,929)

Pro forma net income	$12,880	$43,964

Basic earnings per share, as reported	$0.96	$3.05

Diluted earnings per share, as reported	$0.91	$2.91

Basic earnings per share, pro forma	$0.93	$2.92

Diluted earnings per share, pro forma	$0.89	$2.79

(1)	The pro forma stock-based employee compensation expense related to the three and nine months ended September 30, 2005, as presented above, is subsequent to the release of substantially all of the valuation allowance (see Note 9) and is shown net of tax effect of $228,000 and $1.2 million, respectively, using a combined domestic federal and state effective tax rate of 37.7% in the first and second quarters of 2005 and 38.0% in the third quarter of 2005.

At September 30, 2006, the total compensation cost of nonvested awards not yet recognized was $1.0 million, which is expected to be recognized over the next 3 years. The windfall tax benefits realized from the exercise of stock options was not material during the three months ended September 30, 2006. The windfall tax benefits realized from the exercise of stock options was $2.2 million during the nine months ended September 30, 2006.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the status of MicroStrategy’s share-based compensation plans is presented below for the periods indicated (in thousands, except per share data, and excluding immaterial share-based awards that were awarded by a subsidiary of the Company):

	Options Outstanding						Options Exercisable
		Price per Share			Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
	Shares	Range
Balance, December 31, 2005	1,559	$2.50	-	3,130.00	$90.22		919	$138.52
Granted	—	$—	-	—	$—
Exercised	(104)	$2.50	-	83.44	$22.83
Canceled	(8)	$11.91	-	1,042.50	$82.52
Balance, March 31, 2006	1,447	$2.50	-	3,130.00	$95.11	$93,303	1,002	$128.56	$55,253
Granted	—	$—	-	—	$—
Exercised	(18)	$5.63	-	83.44	$20.91
Canceled	(5)	$12.37	-	1,698.75	$324.71
Balance, June 30, 2006	1,424	$2.50	-	3,130.00	$95.29	$83,137	988	$128.72	$49,111
Granted	—	$—	-	—	$—
Exercised	(7)	12.37	-	30.00	$22.60
Canceled	(37)	$11.91	-	1,698.75	$57.10
Balance, September 30, 2006	1,380	$2.50	-	3,130.00	$96.96	$84,615	1,023	$123.43	$55,804

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-money options only. The aggregate intrinsic value is based on the closing price of $105.29, $97.52, and $101.83 for the Company’s stock on the NASDAQ on March 31, 2006, June 30, 2006, and September 30, 2006, respectively.

At September 30, 2006, the Company’s 1.4 million outstanding stock options (including fully vested options and options that are expected to vest) had a weighted average remaining contractual term of 5.1 years; and its 1.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 4.6 years.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$16,972	$13,253	$48,523	$45,893
Foreign currency translation adjustment	(622)	354	(224)	(926)
Unrealized gain on short-term investments, net of applicable taxes	(7)	—	(20)	—

Comprehensive income	$16,343	$13,607	$48,279	$44,967

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method.

(13) Segment Information

The Company operates in one operating segment – business intelligence. The Company’s total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, consisted of the following according to geographic region for the periods indicated (in thousands):

	Domestic	International	Consolidated
Three Months Ended September 30, 2006
Total licenses and services revenues	$49,126	$28,539	$77,665
Long-lived assets	11,564	3,576	15,140
Three Months Ended September 30, 2005
Total licenses and services revenues	$41,608	$24,202	$65,810
Long-lived assets	16,653	2,967	19,620

Nine Months Ended September 30, 2006
Total licenses and services revenues	$140,048	$81,221	$221,269
Long-lived assets	11,564	3,576	15,140
Nine Months Ended September 30, 2005
Total licenses and services revenues	$119,192	$72,041	$191,233
Long-lived assets	16,653	2,967	19,620

The domestic region consists of the United States and Canada. The international region consists of all other countries. Domestic intercompany software fee charges to international operations of $12.5 million and $10.6 million for the three months ended September 30, 2006 and 2005, respectively, and $32.9 million and $30.8 million for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three and nine months ended September 30, 2006, no individual country outside the United States accounted for 10% or more of total consolidated revenues. For the three and nine months ended September 30, 2005, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of September 30, 2006, Germany accounted for 10% of consolidated assets. As of December 31, 2005, no individual country outside the United States accounted for 10% or more of consolidated assets.

For the three and nine months ended September 30, 2006, no individual customer accounted for 10% or more of the Company’s total consolidated revenues. For the three and nine months ended September 30, 2005, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

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

We derive our revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 8 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

We earned net income of $17.0 million and $48.5 million in the three and nine months ended September 30, 2006, respectively, compared to $13.3 million and $45.9 million in the three and nine months ended September 30, 2005, respectively. The following are some operating highlights for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

Quarterly Performance Measures (in thousands)	Three Months Ended September 30,
	2006	2005	% Change
Revenues:
Product licenses revenues	$24,494	$22,608	8.3%
Product support revenues	36,916	29,427	25.4%
Other services revenues	16,255	13,775	18.0%

Total revenues	$77,665	$65,810	18.0%

Cost of revenues	$11,709	$9,279	26.2%

Gross Profit	$65,956	$56,531	16.7%

Operating Expenses:
Sales and marketing	$21,518	$16,652	29.2%
Research and development	8,794	7,820	12.5%
General and administrative	12,469	9,179	35.8%
Amortization of intangible assets	18	18	0.0%

Total operating expenses	$42,799	$33,669	27.1%

Income from Operations	$23,157	$22,862	1.3%

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

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•	focusing our research and development efforts on maintaining our position as a technology leader, with our products capable of efficiently handling the largest customer databases, and incorporating new product features to our “dashboard style” customer interfaces; and

•	adding new leadership to our global team, increasing our capacity to develop new business, expanding relationships with customers and strengthening our corporate infrastructure.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, provision for income taxes, and other contingent liabilities. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2006 and 2005

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Product Licenses Revenues:
Domestic (U.S. and Canada)	$15,611	$14,589	7.0%	$45,095	$44,133	2.2%
International	8,883	8,019	10.8%	25,643	24,541	4.5%

Total product licenses revenues	$24,494	$22,608	8.3%	$70,738	$68,674	3.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
At least $1.0 million of licenses revenue recognized	5	4	12	9
Between $500,000 and $1.0 million of licenses revenue recognized	3	2	12	15

Total	8	6	24	24

Domestic:
At least $1.0 million of licenses revenue recognized	3	3	8	7
Between $500,000 and $1.0 million of licenses revenue recognized	3	2	9	14

Total	6	5	17	21

International:
At least $1.0 million of licenses revenue recognized	2	1	4	2
Between $500,000 and $1.0 million of licenses revenue recognized	0	0	3	1

Total	2	1	7	3

Product licenses revenues increased during the three months ended September 30, 2006, as compared to the same period in the prior year, due to increases in both the number and the average deal size of product licenses transactions with greater than $500,000 of recognized revenue. Product licenses revenues increased during the nine months ended September 30, 2006, as compared to the same period in the prior year, due to an increase in the total number of product licenses transactions with at least $1.0 million of recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased during the three months ended September 30, 2006, as compared to the same period in the prior year, due to an increase in the average deal size of domestic transactions with greater than $500,000 of recognized revenue and an increase in the number of domestic transactions with between $500,000 and $1.0 million of recognized revenue. During the nine months ended September 30, 2006, domestic product licenses revenues increased, as compared to the same period in the prior year, due to increases in both the number and the average deal size of domestic transactions with at least $1.0 million of recognized revenue.

International product licenses revenues. International product licenses revenues increased during the three months ended September 30, 2006, as compared to the same period in the prior year, due to an increase in the number of international transactions with at least $1.0 million of recognized revenue. During the nine months ended September 30, 2006, international product licenses revenues increased, as compared to the same period in the prior year, due to an increase in the number of international transactions with greater than $500,000 of recognized revenue.

International product licenses revenues were affected by favorable foreign currency fluctuations of 4.6% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 1.7% during the three months ended September 30, 2005, as compared to the same period in the prior year. International product licenses revenues were affected by unfavorable foreign currency fluctuations of 1.3% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 3.4% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Product support revenues. The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Product Support Revenues:
Domestic (U.S. and Canada)	$21,727	$18,011	20.6%	$61,824	$50,893	21.5%
International	15,189	11,416	33.1%	41,578	33,374	24.6%

Total product support revenues	$36,916	$29,427	25.4%	$103,402	$84,267	22.7%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended September 30, 2006, as compared to the same period in the prior year. Contributing to the increase was a 21.5% growth in our installed base of technical support contracts which includes a high percentage of maintenance renewals from existing contracts.

Both domestic and international product support revenues increased during the nine months ended September 30, 2006, as compared to the same period in the prior year. Contributing to the increase was a 22.7% growth in our installed base of technical support contracts which includes a high percentage of maintenance renewals from existing contracts.

International product support revenues was affected by favorable foreign currency fluctuations of 4.7% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 2.1% during the three months ended September 30, 2005, as compared to the same period in the prior year. International product support revenues was affected by unfavorable foreign currency fluctuations of 0.7% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 4.7% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Other services revenues. The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Other Services Revenues:	$16,255	$13,775	18.0%	$47,129	$38,292	23.1%

Other services revenues include revenues from consulting to help customers plan and execute the deployment of our software. Other services revenues also include revenues from education and training, which we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. In addition, other services revenues include revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $2.1 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $5.7 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Consulting revenues increased 16.6% during the three months ended September 30, 2006, as compared to the same period in the prior year, primarily due to an increase in the number of billable systems integration hours provided to our customers.

Consulting revenues increased 18.9% during the nine months ended September 30, 2006, as compared to the same period in the prior year, due to a 30.0% increase in the number of billable systems integration hours provided to our customers, partially offset by a decline in our international technical advisory services revenue.

Education revenues were flat during the three months ended September 30, 2006, as compared to the same period in the prior year.

Education revenues increased 6.3% during the nine months ended September 30, 2006, as compared to the same period in the prior year, primarily due to growth in the number of students trained.

Other services revenues was affected by favorable foreign currency fluctuations of 1.2% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 1.1% during the three months ended September 30, 2005, as compared to the same period in the prior year. Other services revenues was affected by unfavorable foreign currency fluctuations of 0.3% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 1.3% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Cost of Revenues:
Product licenses	$826	$867	-4.7%	$2,122	$3,062	-30.7%
Product support	2,325	2,050	13.4%	6,638	6,024	10.2%
Other services	8,558	6,362	34.5%	23,114	17,983	28.5%

Total cost of revenues	$11,709	$9,279	26.2%	$31,874	$27,069	17.8%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during the three and nine months ended September 30, 2006, with 100% and 62.1% of the decreases, respectively, attributable to the fact that several of our products for which we recognized amortization expense during the three and nine months ended September 30, 2005 were fully amortized prior to 2006. The balance of the decrease for the nine months ended September 30, 2006 was due to a decline in royalties paid.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

Cost of product support revenues increased during the three and nine months ended September 30, 2006, as compared to the same periods in the prior year, due primarily to an increase in staffing levels to support our larger customer base.

Cost of product support revenues was affected by unfavorable foreign currency fluctuations of 1.1% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.3% during the three months ended September 30, 2005, as compared to the same period in the prior year. Cost of product support revenues was affected by favorable foreign currency fluctuations of 0.1% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.8% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Cost of other services revenues. Cost of other services revenues consists of consulting and education personnel and related overhead costs. In addition, cost of other services revenues includes costs of revenue from our non-core businesses, Angel.com and Alarm.com, in the aggregate amounts of $1.0 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $2.6 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

The increase in cost of other services revenues during the three and nine months ended September 30, 2006, as compared to the same periods in the prior year, was primarily attributable to an increase in staffing levels to support our larger customer base.

Cost of other services revenues was affected by unfavorable foreign currency fluctuations of 1.6% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by favorable foreign currency fluctuations of 0.1% during the three months ended September 30, 2005, as compared to the same period in the prior year. Cost of other services revenues was affected by favorable foreign currency fluctuations of 0.2% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.2% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Operating expenses. The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Operating expenses:
Sales and marketing	$21,518	$16,652	29.2%	$61,800	$50,419	22.6%
Research and development	8,794	7,820	12.5%	25,776	23,099	11.6%
General and administrative	12,469	9,179	35.8%	33,935	26,304	29.0%
Amortization of intangible assets	18	18	0.0%	53	54	-1.9%

Total operating expenses	$42,799	$33,669	27.1%	$121,564	$99,876	21.7%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended September 30, 2006, as compared to the same period in the prior year, with 62.1% of the increase due to an increase in staffing levels and compensation costs and the balance primarily due to increases in travel and entertainment to expand our footprint both domestically and internationally.

Sales and marketing expenses increased during the nine months ended September 30, 2006, as compared to the same period in the prior year, with 70.4% of the increase due to an increase in staffing levels and compensation costs and the balance primarily due to increases in travel and entertainment.

Sales and marketing expenses was affected by unfavorable foreign currency fluctuations of 1.7% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.8% during the three months ended September 30, 2005, as compared to the same period in the prior year. Sales and marketing expenses was affected by favorable foreign currency fluctuations of 0.4% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 1.1% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Gross research and development expenses:
Core research and development activities	$7,962	$7,303	9.0%	$23,721	$22,611	4.9%
Non-core research and development activities	832	517	60.9%	2,055	1,414	45.3%
Capitalized software development costs	—	—	0.0%	—	(926)	0.0%

Total research and development expenses	$8,794	$7,820	12.5%	$25,776	$23,099	11.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$531	$575	-7.7%	$1,592	$2,176	-26.8%

Research and development expenses increased during the three months ended September 30, 2006, as compared to the same period in the prior year, due primarily to an increase in staffing, particularly in our non-core businesses.

Research and development expenses increased during the nine months ended September 30, 2006, as compared to the same period in the prior year, with 34.6% of the increase due to a decrease in capitalized software development costs during the first quarter of 2006, as compared to the same period in the prior year, resulting in a higher expense for this year. The balance of the increase in expense was due to growth in staffing levels, particularly in our non-core businesses.

As of September 30, 2006, our research and development resources were allocated to the following projects: 38% to MicroStrategy 8, 41% to new product initiatives, and 21% to other research and development, including our non-core businesses, Angel.com and Alarm.com.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended September 30, 2006, as compared to the same period in the prior year, with 32.1% of the increase resulting from the expense associated with a commercial dispute involving our subsidiary in Spain and 26.3% of the increase due to an increase in compensation costs and staffing levels of our general and administrative personnel. The balance of the increase was primarily due to increases in recruiting costs and in travel and entertainment expenses related to employee rewards and client entertainment.

General and administrative expenses increased during the nine months ended September 30, 2006, as compared to the same period in the prior year, with 54.2% of the increase due to an increase in compensation costs and staffing levels of our general and administrative personnel and 13.9% of the increase resulting from the expense associated with litigation relating to a commercial dispute involving our subsidiary in Spain. The balance of the increase was primarily due to increases in travel and entertainment expenses and in recruiting costs.

General and administrative expenses was affected by unfavorable foreign currency fluctuations of 1.5% during the three months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.6% during the three months ended September 30, 2005, as compared to the same period in the prior year. General and administrative expenses was affected by unfavorable foreign currency fluctuations of 0.2% during the nine months ended September 30, 2006, as compared to the same period in the prior year, and by unfavorable foreign currency fluctuations of 0.7% during the nine months ended September 30, 2005, as compared to the same period in the prior year.

Provision for Income Taxes. Our consolidated annualized effective tax rate was 29.7% and 32.4% for the nine months ended September 30, 2006 and 2005, respectively.

The annualized effective tax rate for the nine months ended September 30, 2005 includes a tax expense related to the repatriation of foreign earnings under the special dividend repatriation provisions of the American Jobs Creation Act of 2004.

We intend to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the nine months ended September 30, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30, 2006	December 31, 2005

Current:
Deferred product licenses revenue	$2,367	$2,990
Deferred product support revenue	75,482	72,645
Deferred other services revenue	13,484	11,780

	91,333	87,415
Less: billed and unpaid deferred revenue	(34,194)	(41,541)

	$57,139	$45,874

Non-current:
Deferred product licenses revenue	$196	$174
Deferred product support revenue	1,751	2,228
Deferred other services revenue	17	18

	1,964	2,420
Less: billed and unpaid deferred revenue	(607)	(866)

	$1,357	$1,554

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

Current and non-current deferred revenue and advance payments, net of billed and unpaid deferred revenue, were $58.5 million as of September 30, 2006, compared to $47.4 million as of December 31, 2005. The increase was attributable to a high number of product support and other services transactions that were billed and unpaid and, therefore, offset against deferred revenue during the fourth quarter of 2005, compared to the third quarter of 2006.

Including billed and unpaid deferred revenue, we expect to recognize $91.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months and nine months ended September 30, 2006, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of each of September 30, 2006 and December 31, 2005, we had $2.8 million and $4.2 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

On July 28, 2005, we announced that our Board of Directors had authorized the repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended September 30, 2006, we repurchased an aggregate of 215,440 shares of our class A common stock at an average price per share of $88.89 and an aggregate cost of $19.2 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2006, we repurchased an aggregate of 1,379,266 shares of our class A common stock at an average price of $95.67 and an aggregate cost of $132.0 million pursuant to the 2005 Share Repurchase Program.

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

Twelve Months Ended September 30,	Amount
2007	$10,630
2008	10,078
2009	8,754
2010	6,047
2011	833
Thereafter	1,223

$37,565

Net Cash Provided by Operating Activities. The increase in net cash provided by operating activities during the nine months ended September 30, 2006, as compared to the same period in the prior year, was primarily attributable to an improvement in deferred revenue balances, an improvement in operating results, and our utilization of deferred tax assets. These gains were partially offset by an increase in accounts receivable as a result of the increased volume of large invoices billed at the end of September 2006 and by the recognition in net cash provided by operating activities, for the first time, of the excess tax benefits from share-based payment arrangements in the amount of $2.2 million during the nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123R effective January 1, 2006.

Net Cash Provided by Investing Activities. The increase in net cash provided by investing activities during the nine months ended September 30, 2006, as compared to the same period in the prior year, was primarily attributable to a decline in purchases of short and long term investments.

Net Cash Used in Financing Activities. The increase in net cash used in financing activities during the nine months ended September 30, 2006, as compared to the same period in the prior year, was primarily attributable to an increase in the amount of class A common stock repurchased and the decrease in the proceeds from the sale of class A common stock under the employee stock purchase plan and the exercise of employee stock options. These proceeds decreased primarily due to the termination of the employee stock purchase plan effective July 29, 2005 and the decline in the number of employee stock options exercised from 240,000 shares during the nine months ended September 30, 2005 to 129,000 shares during the nine months ended September 30, 2006.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 and we do not expect that it will have a material effect on our consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

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

As of September 30, 2006, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 36.7% and 36.8% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 36.7% and 37.7% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and the British pound sterling. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. Further information on the impact of foreign currency exchange rate fluctuations on current and comparable periods is further described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of September 30, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.3%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Business Objects Litigation

On October 17, 2001, Business Objects filed suit against us in the United States District Court for the Northern District of California, claiming that our software infringes a patent issued to Business Objects relating to relational database access (the ‘403 patent). The District Court granted our motion for summary judgment and dismissed the lawsuit, ruling as a matter of law that our products do not infringe the ‘403 patent. On appeal, the United States Court of Appeals for the Federal Circuit ruled that the District Court had correctly construed the patent, that we do not literally infringe any of the asserted patent claims, and that Business Objects is legally barred from claiming that our products infringe two of the three asserted claims under the doctrine of equivalents. On remand, the District Court granted our motion for summary judgment of non-infringement for the one remaining patent claim and dismissed the lawsuit. On September 13, 2006, the Federal Circuit affirmed the District Court’s ruling.

On October 31, 2001, we filed suit against Business Objects, S.A. and its subsidiary, Business Objects Americas, Inc., in the United States District Court for the Eastern District of Virginia, claiming that Business Objects’ software infringes two patents held by us relating to asynchronous control of report generation using a web browser (the ‘033 patent) and a system and method of adapting automatic output of OLAP reports to disparate user output devices (the ‘050 patent). Our amended complaint included claims for misappropriation of trade secrets and tortious interference with contractual relations. We subsequently agreed to dismissal of the ‘033 patent claims without prejudice and the District Court granted Business Objects’ motion for summary judgment on the ‘050 patent claims. The District Court ruled in our favor on our claim of trade secret misappropriation and dismissed our tortious interference claim. On November 17, 2005, the Federal Circuit reversed the District Court on our tortious interference claim and remanded that claim for further proceedings, but affirmed the District Court on all other issues. On November 2, 2006, the District Court held a status conference and directed that each party may file briefing regarding how the case should proceed, including summary judgment briefing, within 30 days.

On December 10, 2003, we filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to us relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). Business Objects Americas, Inc., which acquired Crystal Decisions, filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. The District Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. On February 23, 2006, the District Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief is due November 17, 2006. MicroStrategy’s reply brief is due December 1, 2006. No date has yet been set for oral argument at the Federal Circuit. The outcome of the litigation is uncertain.

The outcome of the legal proceedings described above is uncertain.

Other Proceedings

In October 2006, a commercial court in Spain rendered a judgment against us for approximately $1.1 million, plus interest and certain costs of the proceeding, in connection with a commercial dispute involving our subsidiary in Spain. We intend to appeal the ruling. Until final adjudication of the matter on appeal, we do not expect to make any cash payment specified in the decision or post a bond or other security. As a result of the court’s decision, we recorded a liability of approximately $1.1 million as of September 30, 2006.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our cash balances are held in numerous locations throughout the world. A portion of our cash is invested in marketable securities as part of our investment portfolio. Among other factors, changes in interest rates, foreign currency fluctuations and macroeconomic conditions could cause fluctuations in our cash balances and losses in our investment portfolio. Most amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to U.S. federal and state income tax, less applicable foreign tax credits.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2006 and the year ended December 31, 2005, transactions by channel partners for which we recognized revenues accounted for 10.8% and 16.8%, respectively, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our current and long-term deferred revenue and advance payments totaled $58.5 million as of September 30, 2006. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. Because of the possibility of customer changes in development schedules, delays in implementation and development efforts and the need to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2006, and the year ended December 31, 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. As of September 30, 2006, our accumulated deficit was $63.7 million. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 36.7% and 36.8% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 36.7% and 37.7% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Our international operations require significant management attention and financial resources.

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

Governmental Audits. U.S. government and other state and local agencies routinely investigate and audit government contractors for compliance with a variety of complex laws and regulations relating to the formation, administration or performance of government contracts, which may include, but are not limited to, provisions governing reports of and remittances of fees based on sales under government contracts, price protection, compliance with socio-economic policies, and other terms that are particular to government contracts. If, as a result of these or other audits or reviews, it is determined that we have failed to comply with such laws, regulations or contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of fees, fines and suspensions or debarment from future government business.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of November 1, 2006, holders of our class B common stock owned 3,101,209 shares of class B common stock, or 76.5% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 235,800 shares of class A common stock and 2,730,547 shares of class B common stock, or 67.9% of the total voting power, as of November 1, 2006. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2006 – July 31, 2006	12,000	$83.60	12,000	$179,264,792
August 1, 2006 – August 31, 2006	153,900	$88.39	153,900	$165,661,336
September 1, 2006 – September 30, 2006	49,540	$91.74	49,540	$161,116,531
Total:	215,440	$88.89	215,440	$161,116,531

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2006

EXHIBIT INDEX

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