Form 10-K
period 2006-12-31
MICROSTRATEGY INC
filed 2007-02-23
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	1861 International Drive, McLean, VA 22102	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(IRS Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 848-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	The Nasdaq Stock Market LLC
Warrants to Purchase Class A Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2006 on the Nasdaq National Market) was approximately $928.1 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 1, 2007 was 9,919,402 and 2,775,244, respectively.

Documents incorporated by reference: Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

MICROSTRATEGY INCORPORATED

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy”, “Company”, “we”, “us” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise indicates).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART I

ITEM 1.	BUSINESS

Overview

MicroStrategy® is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. The MicroStrategy mission is to empower every business user to make more informed decisions by providing timely, relevant and accurate answers to their business questions. To achieve this mission, MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to every business user in the format that suits them best, from high-level dashboards to custom reports and advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy engineers its software for reliability, scalability, security and ease of administration for organizations of all sizes.

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

We were incorporated as a Delaware corporation on November 17, 1989.

Industry Background

Business intelligence software offers decision-makers the opportunity to ask and answer questions about data that has been captured but not yet fully exploited.

Four key business needs have driven demand for business intelligence solutions:

•

Increase User Access and Scalability:    In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers—from customer service representatives to the CEO and from customers to suppliers—demand and can benefit from the insight that business intelligence can provide. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across the enterprise.

•

Increase Data Scalability:    Increasing information generation, and in particular, the need to capture electronically and store every business transaction has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. Since transaction-level information is now routinely captured, organizations can struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data—making even the most detailed information meaningful to business users. As a result, users want to be able to discover easily trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

•	Improve Supply Efficiency: Supplier transactions become more efficient with direct access to inventory and other related data. However, for true vendor-managed inventory and collaborative commerce systems, vendors also need to have access to key information about how their products are performing against business metrics. For example, vendors should be able to see how their products are selling in each geographic region so as not to over-ship products that are slow-moving or under-ship products that are selling quickly. By opening vendor performance information to the vendors themselves, buyers and sellers of goods and services become partners in the quest to optimize sales, margin and inventory.

•

Improve Distribution Efficiency:    Business partners collaborate more effectively with access to shared data. By granting partners access to information such as the manufacturing pipeline and build schedule, partners can be more effective at satisfying demands of end customers and setting expectations. Furthermore, opening invoice and purchase order information to partners can enable them to reduce the overhead associated with channel management, resulting in cost savings and time efficiencies. For example, notifying channel sales partners of changes in the manufacturing schedule allows them to reset end customer expectations or to increase selling activity.

The emergence and widespread acceptance of the Internet as a medium of communication and commerce have changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers and partners access to their information. Business intelligence tools are one of the gateways to this information. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but also to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings and enter into transactions that were once conducted face-to-face or via the telephone. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

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

Industrial-Strength Business Intelligence.    The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber IT, high user scalability and high database scalability. It enables centralized administration, operations and operations maintenance in a unified interface and unified backplane. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero footprint web product, where business intelligence can expand across and grow with the enterprise.

Five Styles of Business Intelligence.    Through MicroStrategy 8’s integration of the five styles of business intelligence, users are no longer bound to departmental reporting or solutions that offer only one style of business intelligence or combine individual styles of business intelligence. The need for multiple business intelligence or reporting tools is minimized when users have access to all five styles for their enterprise business intelligence needs.

Easy-to-use Interface for Business Users.    MicroStrategy 8 exposes all the sophisticated business intelligence applications to end users through easy to use intuitive what-you-see-is-what-you-get (WYSIWYG) web interfaces. This enables deployment to large user populations with minimal training required. The user interface includes an array of “one-click” actions embedded throughout the interface. It uses dialog boxes, mouse-over tool tips, and undo/redo buttons to make it easy for business people to explore the software without prior training.

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

Integrating Data Mining into Mainstream Reports & Analyses.    MicroStrategy 8 extended its analytic engine to include predictive capabilities in every MicroStrategy report or analysis. MicroStrategy 8’s analytic engine can calculate four of the primary data mining functions, including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 8 also includes the ability to import data mining models directly from data mining products from vendors like IBM®, Teradata®, SAS, and SPSS using the predictive modeling mark-up language standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

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

Highly Stylized and Consolidated Reporting and Formatting Capabilities.    MicroStrategy Report Services™ technology delivers a wide range of enterprise reports via the web, including production and operational reports, managed metrics reports and scorecards. The design capabilities provide the precision necessary to deliver reports with boardroom presentation quality, without any programming. By dragging and dropping report components, users can create high quality reports with complete formatting flexibility. Unlike other conventional reporting products, the modern architecture delivers both traditional hierarchical banded reports and newer, web-oriented zone-based reports.

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

Sales Strategy.    Our sales strategy focuses on direct sales through our dedicated sales force and relationships with indirect channel partners in order to increase market share in both domestic and international markets. We also seek to increase sales to our existing base of customers by offering a range of software and services utilizing our integrated business intelligence platform. Furthermore, we offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of the power of our platform.

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

MicroStrategy 8 is designed for business executives, report consumers and business managers, as well as power users and analysts with simplicity and high productivity in mind. MicroStrategy 8 integrates a full range of reporting, analysis and monitoring capabilities into a single platform – providing central management of security, administration, development and deployment.

MicroStrategy 8 is designed to integrate the two leading business intelligence approaches, ad hoc query and reporting (ROLAP) and cube analysis (MOLAP), delivering quick response time against almost any size data set, full access to transaction-level data and a myriad of options for complex analysis. MicroStrategy 8 enables organizations to consolidate business intelligence applications onto a single platform, resulting in reliable and maintainable solutions with a low total cost of ownership.

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

MicroStrategy Intelligence Server is designed as a services oriented architecture to easily augment functionality and capabilities throughout the platform. MicroStrategy Intelligence Server Universal Edition uses an optimized 64-bit architecture and runs on a 64-bit Unix platform for even greater performance. MicroStrategy OLAP Services™ and Report Services™ employ this services-oriented architecture design.

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

MicroStrategy 8 OLAP Services.    MicroStrategy 8 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy 8 OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes™ databases. End users can add or remove report objects, add derived metrics and modify the filter, all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 8

OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse.

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

MicroStrategy Web provides users with a highly interactive environment and low maintenance interface for reporting and analysis. Using this intuitive HTML-only web solution, users access, analyze and share corporate data. MicroStrategy Web provides ad hoc querying, analysis, quick deployment and rapid customizability, making it even easier for users to make informed business and management decisions on virtually any web browser.

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

MicroStrategy Office.    MicroStrategy Office lets every Microsoft® Office user run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint and Word. MicroStrategy Office is designed using Microsoft ..NET technology and accesses the MicroStrategy business intelligence platform using XML and web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform – all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

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

Product Support and Other Services

MicroStrategy Technical Support.    MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available. Our product experts help support MicroStrategy implementation across the development, test and production environments. Our support offerings include access to our highly skilled support team during standard business hours, around the clock access to our online support site, and options to secure dedicated technical support at any time of the day. Technical support services are provided to customers for a maintenance fee, which is charged in addition to the initial product license fee.

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

Angel.com and Alarm.com.    We also have two businesses, Angel.com and Alarm.com, that do not focus on the business intelligence market. Angel.com is a provider of interactive voice response telephony systems. Alarm.com is a provider of web-enabled security and activity monitoring technology.

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, telecommunications, financial services, insurance, pharmaceutical and healthcare, manufacturing, technology, and government and public services.

Below is a representative list of domestic and international firms that use the MicroStrategy business intelligence platform:

•	Retail: Applebee’s International, The Container Store, CSK Auto, Hudson’s Bay Company, Lowe’s Companies, Payless ShoeSource Worldwide, Inc., PetSmart, and Starbucks Corporation

•	Telecommunications: Cingular Wireless, Comcast Corporation, Interoute, Telecom Italia, Telefónica, and Telephia

•	Financial Services: Bank of Montreal, Bank of the West, Fieldstone Mortgage, First American Financial Corp., H&R Block, KeyBank, Samsung Capital, and Wells Fargo Bank

•	Insurance: 21st Century Insurance, Grange Insurance, Nationwide Insurance, and Pacific Life Insurance

•	Pharmaceutical and Healthcare: Caremark Rx, ImpactRx, Lloydspharmacy, PMSI-Tmesys, Premier, Wyeth Pharmaceuticals, and Upsher-Smith Laboratories

•	Manufacturing: Oakwood Homes, Porsche Cars North America, Rite-Hite Corporation, and Wilton Industries, Inc.

•	Technology: Iridium Satellite LLC, Solucient, TRX Data Services, Inc., and XM Satellite Radio

•

Government/Public Services:    Centers for Medicare and Medicaid Services, Department of Homeland Security, Department of Housing and Urban Development, National Institutes of Health, Ohio Department of Education, State of Tennessee, Texas Department of Agriculture, U.S. Air Force and U.S. Army, U.S. Census Bureau, and U.S. Postal Service

Customer Case Studies

Consortium Health Plans

Consortium Health Plans (CHP), which positions Blue Cross® Blue Shield® Plans as the preferred choice for national employers, selected MicroStrategy to support its web portal, MarketQuest. Anchored by MicroStrategy, MarketQuest provides a comprehensive source of information and collaboration for Blue Cross Blue Shield personnel who support the sale and retention of national accounts. MarketQuest users include national account sales executives and other sales personnel, proposal writers, underwriters and medical directors. With MarketQuest, users develop a more consultative approach towards sales activities and a deeper understanding of competitors, consultants and the healthcare industry. CHP conducted a thorough evaluation and request for proposal with several vendors before selecting MicroStrategy for its robust analytical and reporting capabilities and its user-friendly Web interface.

CSK Auto Corporation

CSK Auto Corporation is the parent company of CSK Auto, Inc., a specialty retailer in the automotive aftermarket, operating more than 1,300 retail stores. For more than three years, Phoenix, Arizona-based CSK Auto has been a MicroStrategy customer. CSK Auto expanded its deployment of MicroStrategy to enhance its reporting and analysis capabilities and enable more users to tap into vital business performance data. Corporate management, business analysts and field personnel use MicroStrategy for a wide range of applications, including analyzing consumer purchasing trends, loss prevention reporting, monitoring vendor performance and compliance, and conducting detailed analyses of the sales, replenishment and purchasing functions.

Porsche Cars North America, Inc.

Porsche Cars North America, Inc. (PCNA), based in Atlanta, GA, and its subsidiary, Porsche Cars Canada, Ltd., are the exclusive importers of Porsche sports cars and Cayenne sport utility vehicles for the United States and Canada, Ltd, and is a wholly owned, indirect subsidiary of Dr. Ing. h.c. F. Porsche AG. PCNA uses MicroStrategy to help report, analyze and monitor sales and marketing information. PCNA uses this information to be as responsive as possible to its customers, increase dealership productivity and support the company’s business objectives. PCNA selected the MicroStrategy Business Intelligence Platform for its ease-of-use, advanced analytical capabilities and scalability.

Rite-Hite Corporation

Rite-Hite Corporation, headquartered in Milwaukee, Wisconsin, is a worldwide leader in the development, manufacture and sale of loading dock safety systems and industrial door solutions. Using MicroStrategy, Rite-Hite introduced a new scorecard for executives, which provides a snapshot of critical company information such as forecasted revenue and balance sheet analysis. Monitoring business performance using MicroStrategy’s “at-a-glance” scorecards gives Rite-Hite users timely insights into key business metrics. Rite-Hite also uses MicroStrategy to streamline and automate its planning data to make more strategic and analytically-based decisions.

Sales and Marketing

Direct Sales Organization.    We market our software and services primarily through our direct sales force. We have sales offices in locations throughout the United States, Canada, Mexico, Europe, South America and the Pacific Rim. We are represented by distributors in several countries where we do not have sales offices.

Indirect Sales Channels.    We have entered into relationships with nearly 300 reseller, value-added reseller, system integration, original equipment manufacturers (“OEM”) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer product discounts to our sales partners. Favorable product recommendations from our partners to potential customers, which include leading system integration, application development and platform manufacturers, facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Partners.    Our resellers/systems integration alliances include partners who can resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy 8 platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers, including:

Accenture	AIM Computer Consultants	Alliance Consulting
AlphaBay	Annams Systems Corporation	Armeta
BearingPoint	Bellsoft	BI-Basics
Biltmore Technologies	CadenceQuest	CGI
Claraview, Inc.	Cognizant	Covansys
CSC	DataFactz	Data Management Group
Dataspace	DB Works	Deloitte
DoubleClick	E2E Technologies	EDS
Fujitsu	Hewlett-Packard Company	High Impact Technologies, Inc.
Hitachi	IBM	InfoCepts
Infosys	Integrant Inc.	iOLAP, Inc.
JCB Partners	Jelecos	Keyrus
Lancet Software Development, Inc.	Lodestar	Lunexa
Momentum Consulting	Prithvi Information Solutions LLC	Pros Revenue Management
QuantiSense, Inc.	SAIC	Satyam
Sybase	Syntel	Systech Solutions
SYSTIME Computer Corporation	Teradata	Thomas & Herbert Consulting LLC
Visioneer, Inc.	Wipro	XeoMatrix
Z Y Solutions Corporation

OEM Partners.    Our OEM partners integrate the MicroStrategy 8 Business Intelligence Platform or some of its components into their applications. A selection of these OEM partners includes:

Activant Solutions Inc	Affiliated Computer Services, Inc.	AlphaBay
Amadeus International, Inc.	Amdocs, Inc.	Aperio CI
Blazent, Inc.	Clarabridge	Coradiant
Data 911 Systems	Electronic Arts	EmpowerMx
Energy Softworx	Epicor/CRS	Escalate Retail
Fathom Online	IBM/iPhrase	InQuira
Instill Corporation	Intelliworks	Jaros Technology
Ketera Technologies, Inc	Kurt Salmon Associates	LexisNexis Examen

Marketing Direct, Inc.	MarketStance	MI9 Business Intelligence Systems Inc.
OATSystems	Oracle/JD Edwards	Oracle/Retek
Pinnacle Corporation	Plan Data Management	Prescient
Razor Knowledge Systems	Rivermine Software	SAP Khimetrics
SirsiDynix	Siterra	SmartOps
SPSS	SPSS NetGenesis	SQLiaison
Target Software	TradeBeam, Inc.	Verisign
Vestmark	Vision Chain

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

Ab Initio	Adobe	Attunity
BEA	DATAllegro	ESRI
Hewlett-Packard Company	HyperRoll	IBM
Informatica Corporation	Intel	MapInfo
Microsoft	Netezza Corporation	Oracle
Red Hat	SPSS	Sun MicroSystems
Sybase	Teradata	Visual Crossing
WhereScape

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, among others, Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

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

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2006, our research and product development staff consisted of 240 employees, 212 of whom are working on our core business intelligence projects and 28 of whom are working on research and development relating to our Angel.com and Alarm.com businesses.

Employees

As of December 31, 2006, we had a total of 1,274 employees, of whom 824 were based in the United States and 450 were based internationally. Of the total of 1,274 employees, 455 were engaged in sales and marketing, 240 in research and development, 327 in technical support, consulting and education services, and 252 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

•	seasonal factors, such as our traditionally lower pace of new license transactions in the summer; and

•	changes in customer budgets.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of jurisdictions. Our future income taxes could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating result and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

We also have contingent tax liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, we may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may materially affect our financial results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still evolving. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and European and other governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Business disruptions could affect our operating results

A significant portion of our research and development activities and certain other critical business operations are concentrated in a single facility in northern Virginia. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the year ended December 31, 2006, transactions by channel partners for which we recognized revenues accounted for 13.0%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $113.4 million as of December 31, 2006. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $55.7 million, resulting in net deferred revenue and advance payments of $57.7 million as of December 31, 2006. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future commitments by our customers to purchase products, product support or other services through 2011 totaling approximately $45.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the years ended December 31, 2006, 2005 and 2004; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 36.3%, 38.4% and 40.7% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Our international operations require significant management attention and financial resources.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions.

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For example, during 2006, our top three product license transactions, including one transaction with $4.3 million in revenue recognized, totaled approximately $10.2 million in revenue recognized, compared with $5.5 million for the top three product license transactions in 2005 or 9.5% and 5.5% of total product licenses revenues in the years ended December 31, 2006 and 2005, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

Our customers include the U.S. government and a number of state and local governments or agencies

Our customers include the U.S. government and a number of state and local governments and agencies. There are a variety of risks in doing business with government entities, including:

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

Termination of Contracts.    Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect for products or services delivered prior to termination and settlement expenses. If a contract is terminated because of default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

Audits.    The U.S. government and state and local governments and agencies routinely investigate and audit government contractors for compliance with a variety of complex laws, regulations, and contract provisions relating to the formation, administration or performance of government contracts, including provisions governing reports of and remittances of fees based on sales under government contracts, price protection, compliance with socio-economic policies, and other terms that are particular to government contracts. If, as a result of an audit or review, it is determined that we have failed to comply with such laws, regulations or contract provisions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, and we may suffer harm to our reputation.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, among others, Actuate, Business Objects, Cognos, Hyperion Solutions, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our products or force us to pay higher license fees

We license third-party technologies that we incorporate into our existing products. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future products. In addition, we may be unable to renegotiate acceptable third-party license terms. Changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our products, and we may experience a decreased demand for our products.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance. Moreover, even if we introduce such a product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with nearly all major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS and SuSE Linux Enterprise Server. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our products;

•	require us to redesign certain of our products using alternative non-infringing technology or practices, which could require significant effort and expense; or

•	require us to satisfy indemnification obligations to our customers.

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

We could face liability claims relating to Alarm.com products and services and these claims could result in significant costs and liabilities

Our Alarm.com subsidiary provides web-enabled security and activity monitoring technology. We face exposure to liability claims in the event that any Alarm.com product or service results in personal injury or property damage. Although we maintain insurance policies to provide certain coverage for general liability claims, such insurance may not continue to be available on terms acceptable to us and such coverage may not be adequate for liabilities actually incurred. In addition, in the event that any Alarm.com product or service is proved to be defective, we may be required to recall or redesign such products or services, which could result in significant unexpected costs. Any liability claim or product recall could result in harm to our reputation and have a material adverse effect on our business, operating results and financial condition.

Government regulations or other standards could have an adverse effect on the operations of our Alarm.com business

The operations of our Alarm.com subsidiary may become subject to certain federal, state, and local regulations and licensing requirements. Many jurisdictions have licensing laws directed specifically toward the home alarm and monitoring industry. We believe that the products and services provided by our Alarm.com subsidiary do not require certain licenses or permits required of traditional providers of home protection and monitoring services. If laws, regulations or licensing requirements in the jurisdictions in which Alarm.com operates were to change or if existing laws, regulations and licensing requirements were to be construed to require Alarm.com to obtain licenses or permits to provide its products and services, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations, or we may become subject to adverse regulatory action, any of which could have a material adverse effect on the business and operating results of our Alarm.com business.

Our Alarm.com subsidiary relies on third-party manufacturers to produce and assemble its products. If these manufacturers experience an interruption in their operations or are otherwise unable to successfully deliver the products to meet our production demands, our business, operating results and financial condition could be materially adversely affected

We have outsourced the production and assembly of our Alarm.com products to third-party manufacturers. Any interruption in the operations of our manufacturers could materially adversely affect our ability to meet scheduled deliveries to customers and business partners. In addition, these manufacturing facilities may not be able to increase production on a timely basis, or on terms acceptable to us, to keep up with the requirements of the Alarm.com business. As a result, we may not be able to satisfy customer orders or contractual commitments, leading to the termination of one or more of our contracts or resulting in litigation against us, any of which could have a material adverse effect on our business, operations and financial results. Alternative manufacturers may be difficult to find on terms acceptable to us or in a timely manner.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 1, 2007, holders of our class B common stock owned 2,775,244 shares of class B common stock, or 73.7% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 317,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 65.3% of the total voting power, as of February 1, 2007. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or former employees of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be adversely affected.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in Northern Virginia and consists of approximately 201,000 square feet of leased facilities, including 30,000 square feet that has been subleased. The term of the lease expires in 2010 but may be extended at our option for two additional five-year terms.

In addition, we lease approximately 27,000 square feet of sales and administrative offices domestically and approximately 88,000 square feet of sales and administrative offices internationally in a variety of locations.

ITEM 3.	LEGAL PROCEEDINGS

In October 2006, our subsidiary in Spain received notice of an adverse judgment from a commercial court in Spain requiring us to pay $1.1 million, plus interest and certain costs of the proceeding, in connection with a commercial dispute. As a result of the judgment, the Company recorded a liability of $1.1 million in the third quarter of 2006. We are appealing the ruling. In February 2007, the court granted provisional execution of the judgment, requiring us immediately to pay in cash $1.1 million, which includes interest through the end of 2006, plus additional estimated interest and costs relating to the execution proceeding of $0.2 million, while the appeal is pending.

We also are involved in various other legal proceedings arising in the normal course of business. Although the outcome of legal proceedings are inherently difficult to predict, we do not expect the resolution of any currently pending matters to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on the Nasdaq Global Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2006
First Quarter	$109.00	$82.78
Second Quarter	109.50	86.10
Third Quarter	102.50	75.00
Fourth Quarter	129.88	98.75
Year ended December 31, 2005
First Quarter	$79.75	$53.45
Second Quarter	59.95	43.20
Third Quarter	82.05	53.00
Fourth Quarter	84.91	64.66

There is no established public trading market for our class B common stock. As of February 1, 2007, there were approximately 1,923 stockholders of record of our class A common stock and 5 stockholders of record of our class B common stock.

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

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006—October 31, 2006	0	N/A	N/A	$161,116,531
November 1, 2006—November 30, 2006	0	N/A	N/A	$161,116,531
December 1, 2006—December 31, 2006	0	N/A	N/A	$161,116,531

Total:	0	N/A	N/A	$161,116,531

(1)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 31, 2001 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 29, 2006 (the last trading day of the fiscal year ended December 31, 2006) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Index”) and (ii) a peer group of companies consisting of Business Objects S.A., Cognos Incorporated and Actuate Corporation (the “Peer Index”). This graph assumes the investment of $100.00 on December 31, 2001 in the class A common stock of the Company, the Nasdaq Index and the Peer Index, and assumes any dividends are reinvested. Measurement points are December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 30, 2005 and December 29, 2006.

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
MicroStrategy Incorporated	$100.00	$39.21	$136.30	$156.48	$214.77	$296.21
Nasdaq Index	$100.00	$68.76	$103.68	$113.18	$115.57	$128.38
Peer Index	$100.00	$67.34	$109.60	$121.52	$131.91	$146.67

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$107,383	$99,926	$96,995	$77,221	$62,865
Product support and other services	206,440	168,736	134,213	98,356	84,962

Total revenues	313,823	268,662	231,208	175,577	147,827

Cost of revenues:
Product licenses	2,763	3,535	3,710	3,240	2,925
Product support and other services	41,623	32,916	29,161	24,745	24,975

Total cost of revenues	44,386	36,451	32,871	27,985	27,900

Gross profit	269,437	232,211	198,337	147,592	119,927

Operating expenses:
Sales and marketing	88,416	70,420	69,924	57,475	48,179
Research and development	34,133	31,471	24,915	27,684	26,297
General and administrative	47,028	36,382	34,977	32,580	27,635
Restructuring and impairment charges	—	—	—	1,699	4,198
Amortization of goodwill and intangible assets	71	71	71	182	3,195

Total operating expenses	169,648	138,344	129,887	119,620	109,504

Income from operations	99,789	93,867	68,450	27,972	10,423
Financing and other income (expense):
Interest income (expense), net	2,820	2,880	1,168	(4,465)	(7,685)
Gain (loss) on investments	14	(127)	(83)	—	(523)
Reduction in estimated cost of litigation settlement	—	—	—	—	11,396
(Loss) gain on early extinguishment of notes payable	—	—	—	(31,069)	6,750
Gain on contract termination	—	—	—	—	16,837
Other (expense) income, net	(1,262)	1,550	(215)	307	2,109

Total financing and other income (expense)	1,572	4,303	870	(35,227)	28,884

Income (loss) from continuing operations before income taxes	101,361	98,170	69,320	(7,255)	39,307
Provision (benefit) for income taxes	30,485	33,427	(98,993)	(2,587)	1,190

Net income (loss) from continuing operations	70,876	64,743	168,313	(4,668)	38,117

Discontinued operations:
Gain from abandonment	—	—	—	765	—

Income from discontinued operations	—	—	—	765	—

Net income (loss)	70,876	64,743	168,313	(3,903)	38,117

Dividends, accretion and beneficial conversion feature on convertible preferred stock	—	—	—	—	(6,874)
Net gain on refinancing of series B, C and D convertible preferred stock	—	—	—	—	36,135

Net income (loss) attributable to common stockholders	$70,876	$64,743	$168,313	$(3,903)	$67,378

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Basic earnings (loss) per share (2):
Continuing operations	$5.46	$4.38	$10.48	$(0.31)	$3.20
Discontinued operations	—	—	—	0.05	—

Net income (loss) attributable to common stockholders	$5.46	$4.38	$10.48	$(0.26)	$3.20

Weighted average shares outstanding used in computing basic earnings (loss) per share	12,987	14,768	16,055	14,804	11,676

Diluted earnings (loss) per share (2):
Continuing operations	$5.20	$4.19	$9.83	$(0.31)	$3.12
Discontinued operations	—	—	—	$0.05	$—

Net income (loss) attributable to common stockholders	$5.20	$4.19	$9.83	$(0.26)	$3.12

Weighted average shares outstanding used in computing diluted earnings (loss) per share	13,633	15,436	17,119	14,804	11,986

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$78,980	$42,318	$68,314	$51,882	$15,036
Restricted cash	3,799	5,076	1,210	747	6,173
Short-term investments	16	53,761	37,816	36	44
Net working capital (deficit) (3)	62,578	80,705	85,543	27,608	(6,920)
Long-term investments	—	—	26,365	—	—
Deferred tax assets, net, short-term	29,510	22,971	20,583	1,807	495
Deferred tax assets, net, long-term	57,944	86,393	110,818	3,686	—
Total assets	248,816	277,773	336,956	114,793	79,873
Deferred revenue and advance payments, short-term	56,578	45,874	43,674	28,374	23,961
Deferred revenue and advance payments, long-term	1,127	1,554	1,681	2,750	1,381
Long-term liabilities, excluding deferred revenue and advance payments	1,710	2,815	5,063	5,987	51,106
Net liabilities of discontinued operations	—	—	—	—	1,151
Total stockholders’ equity (deficit)	133,151	180,722	240,578	44,347	(34,509)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect the one-for-ten reverse stock split which occurred in July 2002.
(2)	Basic and fully diluted earnings per share for Class A and Class B common stock are the same.
(3)	Net working capital (deficit) is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingency from terminated contract.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

We earned net income of $70.9 million, $64.7 million and $168.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following are some operating highlights for the years ended December 31, 2006, 2005 and 2004:

Annual Performance Measures (in thousands)

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Revenues:
Product licenses revenues	$107,383	$99,926	$96,995	7.5%	3.0%
Product support revenues	142,136	115,851	91,070	22.7%	27.2%
Other services revenues	64,304	52,885	43,143	21.6%	22.6%

	$313,823	$268,662	$231,208	16.8%	16.2%

Cost of revenues	44,386	36,451	32,871	21.8%	10.9%

Gross Profit	$269,437	$232,211	$198,337	16.0%	17.1%

Operating Expenses:
Sales and marketing	$88,416	$70,420	$69,924	25.6%	0.7%
Research and development	34,133	31,471	24,915	8.5%	26.3%
General and administrative	47,028	36,382	34,977	29.3%	4.0%
Amortization of intangible assets	71	71	71	0.0%	0.0%

	$169,648	$138,344	$129,887	22.6%	6.5%

Income from Operations	$99,789	$93,867	$68,450	6.3%	37.1%

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect will continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft and Oracle, have begun incorporating certain business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

focusing our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving our products capability to efficiently handle the ever increasing data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of new “dynamic enterprise dashboards” to our interfaces; and

•

increasing our capacity to develop new business by significantly expanding our footprint in existing and new markets, strengthening our corporate infrastructure, expanding relationships with customers, and adding new leadership to our global team.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation of net deferred tax assets, and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to allowance for doubtful accounts, software development costs, intangible assets, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

Revenue Recognition.    MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification or customization of software, we follow the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We also follow the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition” where applicable.

We recognize revenue from sales of software licenses to end users or resellers upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders or other arrangements, generally executed by both parties (other than certain customer specific instances in which we have a customary and historical business practice of accepting orders without signed agreements);

2)	delivery of the software; and

3)	determination that collection of a fixed or determinable fee is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes using vendor specific objective evidence of the fair value (“VSOE”) of the elements.

Product support or post contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. Our VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above our minimum VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and we recognize all revenue under the arrangement ratably over the PCS period. A substantive minimum VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, we believe it must be significantly lower than our minimum VSOE rate.

Revenue from consulting, education and other services is recognized as the services are performed. Our VSOE for services other than PCS is determined based upon an analysis of our historical sales of each element when sold separately from software. We sell various levels of consulting services such as associate, consultant, senior consultant, manager, and senior manager.

In accordance with SOP 97-2, for new offerings of services other than PCS or service offerings that have not had a sufficient history of sales activity, we initially establish VSOE based on the list price as determined by management with the relevant authority. Each service offering has a single list price in each country where sold.

If VSOE exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not material for the years ended December 31, 2006, 2005 and 2004.

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

License revenue derived from sales to resellers or OEMs who purchase our products for resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met. Our standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under our standard product warranties, which we account for in accordance with SFAS No. 5. During the last three fiscal years, we have not experienced any product returns related to warranty claims.

Our standard software license agreements do not include any price protection or similar rights. With respect to software arrangements with resellers, our business practice is to require end-user sell-through evidence or representation at the time a reseller order is placed.

We offer price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under our General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience”. During the last three fiscal years, contracts cancelled for convenience were not significant.

During the last three fiscal years, we have not paid any significant amounts with regards to a return, price protection or similar rights clause. Therefore no allowance for returns, price protection or similar rights has been recorded in our financial statements for the last three fiscal years.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Litigation and Contingencies.    We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. For example, in October 2006, the Company’s subsidiary in Spain received notice of an adverse judgment from a commercial court in Spain, requiring it to pay $1.1 million, plus interest and certain costs of the proceeding, in connection with a commercial dispute and resulting in the Company recording a liability of $1.1 million in the third quarter of 2006. No accrual had previously been recorded in connection with such dispute because, prior to receipt of the court judgment, management believed that the risk of loss was not probable and the amount of loss could not be reasonably estimated.

We have contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, we may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

We also are involved in various other legal proceedings arising in the normal course of business. Although the outcome of legal proceedings are inherently difficult to predict, we do not expect the resolution of any currently pending matters to have a material adverse effect on our financial position, results of operations or cash flows.

Income Taxes.    In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. During 2004, we recognized a tax benefit of $107.4 million related to the release of a valuation allowance on certain domestic and foreign net operating loss deferred tax assets. Since 2004, we have not materially changed the amount of our valuation allowance on our domestic and foreign net operating loss deferred tax assets. However, judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections, which could impact the carrying value of our net deferred tax assets in future periods.

As a global company with subsidiaries in many countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. Should we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period that such determination was made.

We will adopt FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, effective January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with Statement SFAS No. 109, “Accounting for Income Taxes”. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the US dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operation may be impacted. The table below summarizes the impact of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) to the percentage change in revenues or expenses, as applicable, from the prior year.

For example, if there had been no change to the foreign currency exchange rates from 2005 to 2006, the percentage change in international product licenses revenues for the year ended December 31, 2006 would have been -2.8%, rather than the -1.5% reported in our consolidated statements of operations. If there had been no change to the foreign currency exchange rates from 2005 to 2006, the percentage change in cost of product support revenues for the year ended December 31, 2006 would have been 9.6%, rather than the 10.1% reported in our consolidated statements of operations.

	Years Ended December 31,
	2006	2005	2004
International product licenses revenues	1.3%	0.7%	16.0%
International product support revenues	1.9%	1.3%	14.0%
International other services revenues	0.4%	1.7%	10.1%
Cost of product support revenues	0.5%	0.2%	2.4%
Cost of other services revenues	4.3%	(0.2%)	4.2%
Sales and marketing expenses	0.8%	0.5%	3.9%
General and administrative expenses	0.5%	0.5%	2.1%

Foreign currency exchange rate fluctuations from 2005 to 2006 remained relatively flat. During 2004, the favorable effect of foreign currency exchange rate fluctuations was primarily a result of the 57.5% increase in international revenues. During 2006 and 2005, international revenues increased 10.6% and 9.5%, respectively.

Results of Operations

Comparison of the years ended December 31, 2006, 2005 and 2004

Revenues

Product licenses revenues.    The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Product Licenses Revenues:
Domestic (U.S. and Canada)	$69,816	$61,768	$53,848	13.0%	14.7%
International	37,567	38,158	43,147	-1.5%	-11.6%

Total product licenses revenues	$107,383	$99,926	$96,995	7.5%	3.0%

	Years Ended December 31,
	2006	2005	2004
Product License Transactions with Revenue Recognized in the Applicable Period:
At least $1.0 million of licenses revenue recognized	17	10	8
Between $500,000 and $1.0 million of licenses revenue recognized	22	24	22

Total	39	34	30

Domestic:
At least $1.0 million of licenses revenue recognized	12	8	4
Between $500,000 and $1.0 million of licenses revenue recognized	18	18	16

Total	30	26	20

International:
At least $1.0 million of licenses revenue recognized	5	2	4
Between $500,000 and $1.0 million of licenses revenue recognized	4	6	6

Total	9	8	10

For the years ended December 31, 2006, 2005 and 2004, product license transactions with greater than $500,000 in recognized revenue represented 42.1%, 31.6%, and 36.5%, respectively, of our product licenses revenues. During 2006, our top three product license transactions, including one transaction with $4.3 million in revenue recognized, totaled approximately $10.2 million in revenue recognized, compared with $5.5 million for the top three product license transactions in 2005 or 9.5% and 5.5% of total product licenses revenues in the years ended December 31, 2006 and 2005, respectively.

Product licenses revenues increased during 2006, as compared to 2005, due to increases in both the number and the average deal size of product license transactions with at least $1.0 million in recognized revenue.

Product licenses revenues increased during 2005, as compared to 2004, due to an increase in the total number of recognized product license transactions. The increase was partially attributable to new product launches during 2005.

Domestic product licenses revenues. Domestic product licenses revenues increased during 2006, as compared to 2005, due to increases in both the number and the average deal size of product license transactions with at least $1.0 million in recognized revenue.

Domestic product licenses revenues increased during 2005, as compared to 2004, due to an increase in the total number of recognized product license transactions. The increase was partially attributable to new product launches during 2005.

International product licenses revenues.    International product licenses revenues remained relatively flat during 2006, as compared to 2005, due to a decrease in the average deal size of product license transactions with less than $500,000 in recognized revenue, partially offset by an increase in the number of product license transactions with at least $1.0 million in recognized revenue.

International product licenses revenues decreased during 2005, as compared to 2004, due to decreases in both the number and the average deal size of product license transactions with at least $1.0 million in recognized revenue. During 2005, we recognized revenue from two transactions, each in excess of $1.0 million, that together comprised $3.1 million of international product licenses revenues. During 2004, we recognized revenue from four transactions, each in excess of $1.0 million, that together comprised $12.4 million of international product licenses revenues. This decrease in revenue recognized from high-dollar transactions was partially offset by an increase in the total number of recognized international product license transactions in 2005.

Product support revenues.    The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Product Support Revenues:
Domestic (U.S. and Canada)	$84,619	$70,021	$55,861	20.8%	25.3%
International	57,517	45,830	35,209	25.5%	30.2%

Total product support revenues	$142,136	$115,851	$91,070	22.7%	27.2%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during each of 2006 and 2005, as compared to the prior year. Contributing to the increase in 2006 was a 23.2% growth in our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts. Contributing to the increase in 2005 was growth in our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts.

Although our international product licenses revenues remained relatively flat from 2005 to 2006 and decreased from 2004 to 2005, international product support revenues increased by 25.5% and 30.2% during these time periods. The increases are attributable to the following: (1) an increase in product support pricing, (2) a conversion of distributors providing product support services to our providing the support directly to the customer, and (3) the difference in timing between the recognition of product licenses revenues and related product support revenues.

Other services revenues.    The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Other Services Revenues:
Consulting	$42,648	$36,629	$31,501	16.4%	16.3%
Education	13,134	12,340	10,307	6.4%	19.7%
Other	8,522	3,916	1,335	117.6%	193.3%

Total other services revenues	$64,304	$52,885	$43,143	21.6%	22.6%

Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during 2006 and 2005, as compared to the prior year, due to increases in the number of billable systems integration hours provided to our customers.

Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during each of 2006 and 2005, as compared to the prior year, due to growth in the number of students trained.

Other revenues include revenue from our Angel.com and Alarm.com businesses. Angel.com revenue increased during each of 2006 and 2005, as compared to the prior year, primarily due to increases in the number of large customers. Alarm.com revenues increased during each of 2006 and 2005, as compared to the prior year, due to increases in the number of customers and an expanded distribution channel.

Costs and Expenses

Cost of Revenues.    The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Cost of Revenues:
Product licenses	$2,763	$3,535	$3,710	-21.8%	-4.7%
Product support	9,058	8,225	7,708	10.1%	6.7%
Consulting	23,316	18,443	17,106	26.4%	7.8%
Education	5,321	4,219	3,925	26.1%	7.5%
Other	3,928	2,029	422	93.6%	380.8%

Total cost of revenues	$44,386	$36,451	$32,871	21.8%	10.9%

Cost of product licenses revenues.    Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during 2006, as compared to 2005, with 85.5% of the decrease attributable to the fact that several of our products for which we recognized amortization expense during 2005 were fully amortized prior to 2006. The remainder of the decrease was due to a decline in royalties paid. Cost of product licenses revenues decreased during 2005, as compared to 2004, due to a decline in royalties paid, partially offset by an increase in amortization expense.

Cost of product support revenues.    Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during 2006 and 2005, as compared to the prior year, was primarily attributable to the expenses related to an increase in product support staffing levels to support our growing customer base. Product support headcount increased 21.6% during 2006 to 90 at December 31, 2006 from 74 at December 31, 2005. Although product support headcount decreased 5.1% to 74 at December 31, 2005 from 78 at December 31, 2004, the average headcount during 2005 increased 2.7% to 76 from the average headcount of 74 during 2004.

Cost of consulting, education and other services revenues.    Cost of consulting and education revenues consists of personnel and related overhead costs. Cost of other services revenues includes telephony and hardware costs related to our Angel.com and Alarm.com businesses.

The increase in cost of consulting and education revenues during each of 2006 and 2005, as compared to the prior years was primarily attributable to the expenses related to increases in staffing levels to support our growing customer and revenue base. Consulting and education headcount increased 33.9% during 2006 to 237 at December 31, 2006 from 177 at December 31, 2005. Consulting and education headcount increased 8.6% during 2005 to 177 at December 31, 2005 from 163 at December 31, 2004. The increase in cost of other services during each of 2006 and 2005, as compared to the prior years was primarily attributable to the increased services and hardware required to deliver the Angel.com and Alarm.com services and hardware to the customers of those businesses.

Operating expenses.    The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Operating Expenses:
Sales and marketing	$88,416	$70,420	$69,924	25.6%	0.7%
Research and development	34,133	31,471	24,915	8.5%	26.3%
General and administrative	47,028	36,382	34,977	29.3%	4.0%
Other operating expenses	71	71	71	0.0%	0.0%

Total operating expenses	$169,648	$138,344	$129,887	22.6%	6.5%

Sales and marketing expenses.    Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during 2006, as compared to 2005, with 71.8% of the increase due to an increase in staffing levels and incentive compensation costs, and the balance primarily due to increases in travel and entertainment. These expenditures assist us in expanding our footprint both domestically and internationally. Sales and marketing headcount increased 37.0% during 2006 to 455 at December 31, 2006 from 332 at December 31, 2005.

Sales and marketing expenses remained flat during 2005, as compared to 2004, with an increase in staffing and compensation costs primarily offset by a decrease in discretionary marketing expenditures. Sales and marketing headcount increased 5.1% during 2005 to 332 at December 31, 2005 from 316 at December 31, 2004.

Research and development expenses.    Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Years Ended December 31,			% Change in 2006	% Change in 2005
	2006	2005	2004
Gross research and development expenses:
Business intelligence research and development activities	$31,507	$30,440	$27,458	3.5%	10.9%
Other research and development activities	2,936	1,957	1,725	50.0%	13.4%
Capitalized software development costs	(310)	(926)	(4,268)	-66.5%	-78.3%

Total research and development expenses	$34,133	$31,471	$24,915	8.5%	26.3%

Amortization of capitalized software development costs included in cost of product licenses revenues	$2,076	$2,736	$2,483	-24.1%	10.2%

Research and development expenses increased during 2006, as compared to 2005, with 23.1% of the increase due to a decrease in capitalized software development costs during 2006, as compared to 2005, resulting in a higher expense for 2006. The balance of the increase was due to growth in staffing levels, particularly in our Angel.com and Alarm.com businesses. Research and development headcount increased 6.7% during 2006 to 240 at December 31, 2006 from 225 at December 31, 2005.

Research and development expenses increased during 2005, as compared to 2004, with 51.0% of the increase due to a decrease in capitalized software development costs during 2005, as compared to 2004, resulting in a higher expense for 2005. The balance of the increase was due to growth in staffing levels and the related expenses. Research and development headcount increased 7.7% during 2005 to 225 at December 31, 2005 from 209 at December 31, 2004.

As of December 31, 2006, our research and development resources were allocated to the following projects: 47% to MicroStrategy 8, 32% to new product initiatives, and 21% to other research and development, including our Angel.com and Alarm.com businesses and internal product initiatives.

General and administrative expenses.    General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during 2006, as compared to 2005, with 48.1% of the increase due to an increase in compensation costs and staffing levels and 10.7% of the increase resulting from the expense associated with a commercial dispute involving our subsidiary in Spain. The balance of the increase was primarily due to increases in recruiting costs and in travel and entertainment expenses related to employee rewards and client entertainment. General and administrative headcount increased 27.9% during 2006 to 252 at December 31, 2006 from 197 at December 31, 2005.

General and administrative expenses increased during 2005, as compared to 2004, primarily due to an increase in compensation costs and staffing levels, partially offset by decreases in external accounting and auditing fees. General and administrative headcount increased 8.2% during 2005 to 197 at December 31, 2005 from 182 at December 31, 2004.

Provision (Benefit) for Income Taxes.    During 2006 and 2005, we recorded a provision for income taxes of $30.5 million and $33.4 million, respectively, resulting in an effective tax rate of 30.1% and 34.1%, respectively. Our effective tax rate decreased during 2006, as compared to 2005, as the provision for income taxes in 2005 included amounts related to a $25.8 million qualified Section 965 dividend from our Bermuda subsidiary during the third quarter of 2005. Of the $30.5 million provision in 2006, $27.3 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $33.4 million provision in 2005, $26.2 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards. In 2004, we recorded a benefit for income taxes of $99.0 million primarily caused by the 2004 release of a valuation allowance related to our net operating loss tax assets.

As of December 31, 2006, we had domestic and foreign net operating loss carryforwards of $176.2 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $87.5 million. We have domestic net operating loss carryforwards of $160.3 million that begin to expire in 2021, and $15.9 million of foreign net operating loss carryforwards that begin to expire in the fourth quarter of 2007. Also, as of December 31, 2006, we had a valuation allowance of $7.7 million relating to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect to expire unused.

We intend to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the year ended December 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

During 2004, we recognized a net benefit for income taxes of $99.0 million. This benefit included a $107.4 million release of valuation allowance on net operating loss carryforwards and other deferred tax assets. This benefit was partially offset by income tax expense incurred in our foreign operations. Based upon our 2004 cumulative operating results and an assessment of our expected future results of operations, we determined that it was more likely than not that we would be able to realize a substantial portion of our net operating loss carryforward tax assets prior to their expiration. As a result, during 2004, we released $125.4 million of our deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in our statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. The total valuation allowance release recorded as an income tax benefit in our consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million.

Deferred Revenue and Advance Payments.    Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2006	2005
Current:
Deferred product licenses revenue	$3,451	$2,990
Deferred product support revenue	91,516	72,645
Deferred other services revenue	14,984	11,780

	109,951	87,415
Less: billed and unpaid deferred revenue	(53,373)	(41,541)

	$56,578	$45,874

Non-current:
Deferred product licenses revenue	$509	$174
Deferred product support revenue	2,921	2,228
Deferred other services revenue	46	18

	3,476	2,420
Less: billed and unpaid deferred revenue	(2,349)	(866)

	$1,127	$1,554

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2006, as compared to 2005, was primarily attributable to the growth in our installed base of technical support contracts, and a high percentage of technical support renewals from our existing contracts.

Including billed and unpaid deferred revenue, we expect to recognize approximately $110.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

We have also entered into certain additional agreements that include future commitments by our customers to purchase products, product support or other services through 2011, totaling approximately $45.2 million. These future commitments are not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On December 31, 2006 and 2005, we had $79.0 million and $96.1 million, respectively, in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations. Our liquidity and capital resources and ability to generate revenues are subject to various business and economic risks discussed under “Item 1A. Risk Factors.”

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2006, we had $2.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. Through December 31, 2006, we repurchased an aggregate of 1,476,459 shares of our class A common stock at an average price of $94.07 and an aggregate cost of $138.9 million pursuant to the 2005 Share Repurchase Program.

On July 27, 2004, we announced that our Board of Directors had authorized our repurchase of up to $35.0 million of our class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, our Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that we were authorize to repurchase. The 2004 Share Repurchase Program was completed in the second quarter of 2005 when repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit.

During 2006, under the 2005 Share Repurchase Program, we repurchased an aggregate of 1,379,266 shares of class A common stock at an aggregate cost of $132.0 million. During 2005, under both the 2005 and 2004 Share Repurchase Programs, we repurchased an aggregate of 2,607,145 shares of class A common stock at an aggregate cost of $134.5 million.

Subsequent to December 31, 2006, and through February 22, 2007, we repurchased an aggregate of 205,174 shares of class A common stock at an average price per share of $124.93 and an aggregate cost of $25.6 million under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and several leases include options for renewal or purchase. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements, and future payments under the aircraft purchase agreement, based on the currently expected due dates of the various installments (in thousands):

	Year ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations:
Operating leases:	11,347	10,355	8,658	4,565	1,011	1,035	36,971
Purchase Obligations:	7,500	25,000	13,526	—	—	—	46,026

Total	$18,847	$35,355	$22,184	$4,565	$1,011	$1,035	$82,997

Net Cash Provided by Operating Activities.    The increase in net cash provided by operating activities during 2006, as compared to 2005, was primarily attributable to a $6.1 million improvement in operating results and a $7.7 million increase in deferred revenue balances and accounts payable balances. These gains were partially offset by a $7.0 million increase in accounts receivable as a result of the increased volume of large invoices billed in the fourth quarter of 2006 and by the recognition, for the first time, of excess tax benefits from the share-based payment arrangements in the amount of $4.5 million for the year ended December 31, 2006. The excess tax benefits resulted from the adoption of SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment” effective January 1, 2006.

The increase in net cash provided by operating activities during 2005, as compared to 2004, was primarily attributable to an improvement in operating results, adjusted for the non-cash release of $107.4 million of deferred tax valuation allowance in 2004, and our utilization of deferred tax assets. These gains were partially offset by decreases in deferred revenue and accounts payable.

Net Cash Provided by (Used in) Investing Activities.    The increase in net cash provided by investing activities during 2006, as compared to 2005, was primarily attributable to a $110.3 million decrease in purchases of investments, partially offset by a $67.7 million decrease in proceeds from sales and maturities of investments.

The increase in net cash provided by investing activities during 2005, as compared to 2004, was primarily attributable to proceeds from sales and maturities of investments of $180.3 million during 2005, as compared to none in 2004, partially offset by a $105.1 million increase in purchases of investments.

Net Cash Used in (Provided by) Financing Activities.    The decrease in net cash used in financing activities during 2006, as compared to 2005, was primarily attributable to the recognition, for the first time, of excess tax benefits from the share-based payment arrangements in the amount of $4.5 million for the year ended December 31, 2006. The excess tax benefits resulted from the adoption of SFAS No. 123R effective January 1, 2006. The remainder of the decrease was due to decreases in both our repurchases of class A common stock and proceeds from the issuance of class A common stock from exercises of employee stock options.

The increase in net cash used in financing activities during 2005, as compared to 2004, was attributable to an increase in our repurchases of class A common stock during 2005.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial position.

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk.    Our exposure to risk for changes in interest rates relates primarily to our investments. We generally invest our excess cash in short-term, highly-rated, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may decrease in value if interest rates increase.

As of December 31, 2006, we did not have any material investments.

Foreign Currency Risk.    We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the euro and British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency.

International sales accounted for 36.3%, 38.4% and 40.7% of our total revenues for the years ended December 31, 2006, 2005, and 2004. We anticipate that international revenues will continue to account for a significant portion of total revenues.

As of December 31, 2006, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.5%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 15 below.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2006 (the “2007 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report on Executive Compensation” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2007 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (“the Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9.A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Furthermore, in our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

As discussed in Note 10 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment as of January 1, 2006.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MicroStrategy Incorporated:

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of MicroStrategy Incorporated for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 15, 2005

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$78,980	$42,318
Restricted cash and investments	3,799	5,076
Short-term investments	16	53,761
Accounts receivable, net	54,468	43,052
Prepaid expenses and other current assets	8,633	6,209
Deferred tax assets, net	29,510	22,971

Total current assets	175,406	173,387

Property and equipment, net	11,102	12,031
Capitalized software development costs, net	1,903	3,669
Deposits and other assets	2,461	2,293
Deferred tax assets, net	57,944	86,393

Total assets	$248,816	$277,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,378	$19,550
Accrued compensation and employee benefits	31,872	27,258
Deferred revenue and advance payments	56,578	45,874

Total current liabilities	112,828	92,682
Deferred revenue and advance payments	1,127	1,554
Other long-term liabilities	1,710	2,815

Total liabilities	115,665	97,051

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated; $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock; $0.001 par value; 330,000 shares authorized; 13,972 shares issued and 9,918 shares outstanding, and 13,270 shares issued and 10,595 shares outstanding, respectively	14	13
Class B common stock; $0.001 par value; 165,000 shares authorized; 2,775 and 3,258 shares issued and outstanding, respectively	3	3
Additional paid-in capital	440,768	428,062
Treasury stock, at cost; 4,054 and 2,675 shares, respectively	(268,776)	(136,817)
Accumulated other comprehensive income	3,123	2,318
Accumulated deficit	(41,981)	(112,857)

Total stockholders’ equity	133,151	180,722

Total liabilities and stockholders’ equity	$248,816	$277,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product licenses	$107,383	$99,926	$96,995
Product support and other services	206,440	168,736	134,213

Total revenues	313,823	268,662	231,208
Cost of revenues:
Product licenses	2,763	3,535	3,710
Product support and other services	41,623	32,916	29,161

Total cost of revenues	44,386	36,451	32,871

Gross profit	269,437	232,211	198,337

Operating expenses:
Sales and marketing	88,416	70,420	69,924
Research and development	34,133	31,471	24,915
General and administrative	47,028	36,382	34,977
Amortization of intangible assets	71	71	71

Total operating expenses	169,648	138,344	129,887

Income from operations	99,789	93,867	68,450
Financing and other income (expense):
Interest income, net	2,820	2,880	1,168
Gain (loss) on investments	14	(127)	(83)
Other (expense) income, net	(1,262)	1,550	(215)

Total financing and other income	1,572	4,303	870

Income before income taxes	101,361	98,170	69,320
Provision (benefit) for income taxes	30,485	33,427	(98,993)

Net income	$70,876	$64,743	$168,313

Basic earnings per share (1)	$5.46	$4.38	$10.48

Weighted average shares outstanding used in computing basic earnings per share	12,987	14,768	16,055

Diluted earnings per share (1)	$5.20	$4.19	$9.83

Weighted average shares outstanding used in computing diluted earnings per share	13,633	15,436	17,119

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	12,362	$12	3,604	$4	—	$—	$387,625

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	210	—	(210)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	269	1	—	(1)	—	—	5,759
Stock option compensation expense	—	—	—	—		—	179
Purchases of treasury stock	—	—	—	—	(68)	(2,331)	—
Release of deferred tax asset valuation allowance relating to tax benefits from stock option exercises	—	—	—	—	—	—	23,724

Balance at December 31, 2004	12,841	$13	3,394	$3	(68)	$(2,331)	$417,287

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	136	—	(136)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	293	—	—	—	—	—	5,703
Purchases of treasury stock	—	—	—	—	(2,607)	(134,486)	—
Tax effect of stock option exercises	—	—	—	—	—	—	5,072

Balance at December 31, 2005	13,270	$13	3,258	$3	(2,675)	$(136,817)	$428,062

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	482	—	(482)	—	—	—	—
Issuance of class A common stock under stock option plans	220	1	(1)	—	—	—	6,095
Purchases of treasury stock	—	—	—	—	(1,379)	(131,959)	—
Tax effect of stock option exercises	—	—	—	—	—	—	5,270
Stock option compensation expense							1,341

Balance at December 31, 2006	13,972	$14	2,775	$3	(4,054)	$(268,776)	$440,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(continued)

	Comprehensive Income (Loss)		Accumulated Deficit	Total
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment
Balance at December 31, 2003	$(70)	$2,689	$(345,913)	$44,347

Net income	—	—	168,313	168,313
Change in unrealized gain on investments, net of applicable taxes	70	—	—	70
Foreign currency translation adjustment	—	517	—	517

Comprehensive income	—	—	—	168,900
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	5,759
Stock option compensation expense	—	—	—	179
Purchases of treasury stock	—	—	—	(2,331)
Release of deferred tax asset valuation allowance relating to tax benefits from stock option exercises	—	—	—	23,724

Balance at December 31, 2004	$—	$3,206	$(177,600)	$240,578

Net income	—	—	64,743	64,743
Change in unrealized gain on investments, net of applicable taxes	18	—	—	18
Foreign currency translation adjustment	—	(906)	—	(906)

Comprehensive income	—	—	—	63,855
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	5,703
Purchases of treasury stock	—	—	—	(134,486)
Tax effect of stock option exercises	—	—	—	5,072

Balance at December 31, 2005	$18	$2,300	$(112,857)	$180,722

Net income	—	—	70,876	70,876
Change in unrealized gain on investments, net of applicable taxes	(19)	—	—	(19)
Foreign currency translation adjustment	—	824	—	823

Comprehensive income	—	—	—	71,681
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	6,096
Purchases of treasury stock	—	—	—	(131,959)
Tax effect of stock option exercises	—	—	—	5,270
Stock option compensation expense	—	—	—	1,341

Balance at December 31, 2006	$(1)	$3,124	$(41,981)	$133,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income from continuing operations	$70,876	$64,743	$168,313
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,635	8,496	8,323
Bad debt expense	1,020	349	290
Deferred taxes	26,528	27,988	5,753
Stock-based compensation	1,341	—	—
Excess tax benefits	(4,479)	—	—
Loss on investments	1	127	83
Discount amortization benefit	—	(490)	—
Release of deferred tax valuation allowance	—	(630)	(107,413)
Other, net	159	18	171
Changes in operating assets and liabilities:
Accounts receivable	(10,727)	(3,681)	(8,798)
Prepaid expenses and other current assets	(2,108)	(358)	(2,398)
Deposits and other assets	(117)	557	(1,034)
Accounts payable and accrued expenses, compensation and employee benefits	8,289	3,762	11,793
Accrued restructuring costs	(1,184)	(1,888)	(2,515)
Deferred revenue and advance payments	7,891	4,754	12,200
Other long-term liabilities	(706)	(1,196)	714

Net cash provided by operating activities	104,419	102,551	85,482

Investing activities:
Proceeds from sales and maturities of investments	112,666	180,335	—
Purchases of property and equipment, net	(4,496)	(1,907)	(5,649)
Capitalized software development costs	(310)	(926)	(4,268)
Purchases of short-term investments	(58,900)	(169,243)	(37,742)
Purchases of long-term investments	—	—	(26,353)
Decrease (increase) in restricted cash and investments	1,372	(3,937)	(379)

Net cash provided by (used in) investing activities	50,332	4,322	(74,391)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options and employee stock purchase plan	6,094	5,703	5,759
Excess tax benefits from stock based arrangements	4,479	—	—
Purchase of treasury stock	(131,959)	(134,486)	(2,331)

Net cash (used in) provided by financing activities	(121,386)	(128,783)	3,428
Effect of foreign exchange rate changes on cash and cash equivalents	3,297	(4,086)	1,837

Net increase (decrease) in cash and cash equivalents from continuing operations	36,662	(25,996)	16,356
Net cash received from discontinued operations	—	—	76

Net increase (decrease) in cash and cash equivalents	36,662	(25,996)	16,432
Cash and cash equivalents, beginning of period	42,318	68,314	51,882

Cash and cash equivalents, end of period	$78,980	$42,318	$68,314

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$30	$56	$51

Cash paid during the year for income taxes	$5,012	$4,868	$2,530

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

MicroStrategy’s software platform, MicroStrategy 8TM, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. The web-based architecture of MicroStrategy 8 provides reporting, security, performance and standards that are critical for web deployment. MicroStrategy’s products can be deployed on company intranets to provide employees with information to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for its customers and strategic partners.

(2)    Summary of Significant Accounting Policies

(a)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, intangible assets, commissions, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that we deem not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2006 and 2005, the Company had $2.9 million and $4.2 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

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

In the event that the cost of an investment exceeds its fair value, management evaluates, among other factors, the duration and extent to which the fair value is less than cost, the financial health of and business outlook for the investee (including industry and sector performance), changes in technology and operational and financing cash flow factors, and the Company’s intent and ability to hold the investment. If a decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write-down is included in results of operations.

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

Eligible internally developed software costs incurred are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internally developed software costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

The Company reviews long-lived assets, including intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an asset is impaired, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

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

Capitalized software development costs, net of accumulated amortization, were $1.9 million and $3.7 million as of December 31, 2006 and 2005, respectively. Amortization expense related to software development costs was $2.1 million, $2.7 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2006 and 2005, and 2004, the Company capitalized software development costs of $0.3 million and $0.9 million and $4.3 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

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

(i)  Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for consulting, education and technical support. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include future deliverables. Deferred revenue comprises deferred product licenses revenue or deferred product support and other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which the Company does not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The Company has also entered into certain additional agreements that include future commitments by the Company’s customers to purchase products, product support or other services through 2011 totaling approximately $45.2 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)  Revenue Recognition

MicroStrategy’s software revenue recognition policies are in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In the case of software arrangements that require significant production, modification or customization of software, the Company follows the guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company also follows the guidance provided by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition” where applicable.

The Company recognizes revenue from sales of software licenses to end users or resellers upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties (other than certain customer specific instances in which the Company has a customary and historical business practice of accepting orders without signed agreements);
2)	delivery of the software; and
3)	determination that collection of a fixed or determinable fee is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using the vendor specific objective evidence of the fair value (“VSOE”) of the elements.

Product support revenue (or “PCS”) is derived from providing technical software support and software updates and upgrades to customers. PCS is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for post contract support (“PCS”), which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A substantive minimum VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate.

Revenue from consulting, education and other services is recognized as the services are performed. The Company’s VSOE for services other than PCS is determined based upon an analysis of its historical sales of each element when sold separately from software. For example, it sells various levels of consulting services such as associate, consultant, senior consultant, manager, and senior manager.

In accordance with SOP 97-2, for new offerings of services other than PCS or service offerings that have not had a sufficient history of sales activity, the Company initially establishes VSOE based on the list price as determined by management with the relevant authority. Each service offering has a single list price in each country where sold.

If VSOE exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in SOP 97-2.

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not significant for the years ended December 31, 2006, 2005 and 2004.

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

License revenue derived from sales to resellers or original equipment manufacturers (“OEM”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met. The Company’s standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under its standard product warranties, which the Company accounts for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5. During the last three fiscal years, the Company has not experienced any product returns related to warranty claims.

The Company’s standard software license agreements do not include any price protection or similar rights. With respect to software arrangements with resellers, the Company’s business practice is to require end-user sell-through evidence or representation at the time a reseller order is placed.

The Company offers price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under its General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience”. During the last three fiscal years, contracts cancelled for convenience were not significant.

During the last three fiscal years, the Company has not paid any amounts with regards to a return, price protection or similar rights clause. Therefore no allowance for returns, price protection or similar rights has been recorded in the Company’s financial statements for the last three fiscal years.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

The application of SOP 97-2, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.1 million, $0.8 million, and $0.5 million for the years ended December 31, 2006, 2005, and 2004. As of December 31, 2006 and 2005, the Company had no prepaid advertising costs.

(l)  Income Taxes

The Company is subject to federal, state, and local income taxes in many foreign countries and recognizes deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” issued by the Financial Accounting Standards Board (“FASB”). Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

(m)  Basic and Diluted Earnings Per Share

Basic earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and participating securities outstanding during the period. Participating securities are included in the basic earnings per share calculation when dilutive. Diluted earnings per share is determined by dividing the net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method. Potential common shares also consisted of common stock issuable upon the conversion of preferred stock.

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

(n)  Foreign Currency Translation

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $1.5 million in 2006 and $1.2 million in 2005 and a net loss of $0.5 million in 2004, and are included in other income (expense) on the accompanying statements of operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)  Concentrations of Credit Risk

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2006 and 2005, no individual customer accounted for 10% or more of net accounts receivable or 10% or more of revenue.

(p)  Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices.

(q)  Recent Accounting Standards

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2006	2005
Billed and billable	$112,080	$86,974
Less: billed and unpaid deferred revenue	(55,722)	(42,407)

	56,358	44,567
Less: allowance for doubtful accounts	(1,890)	(1,515)

	$54,468	$43,052

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(4)    Investments

During 2005, the Company invested in U.S. Treasury securities with varying maturities. The Company classified these investments as held-to-maturity and accounted for these investments at amortized costs. During 2005, the Company made the determination that it would sell these investments in U.S. Treasury securities to fund repurchases of class A common stock pursuant to the Company’s 2004 and 2005 Share Repurchase Programs. As the Company no longer intended to hold the securities until maturity, the securities, with an aggregate carrying value of $49.6 million, were reclassified to available-for-sale, amortization of the purchase discounts ceased, and the securities were recorded at fair value.

Subsequent to the reclassification of the securities, the Company sold all its investments in U.S. Treasury securities and used the proceeds to repurchase class A common stock. The Company recorded a net realized loss of $0.1 million on the sale of U.S. Treasury securities during the year ended December 31, 2005.

As of December 31, 2005, the Company’s investment balance in auction rate securities of varying maturities was $53.7 million. The Company had determined that it may sell these securities prior to maturity, had classified them as available-for-sale and recorded these investments at fair market value. As of December 31, 2006, all auction rate securities had been sold. There were no realized gains or losses on these investments recognized during the year ended December 31, 2006.

(5)    Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2006	2005
Computer equipment and purchased software	$26,735	$24,210
Furniture and equipment	13,290	12,607
Leasehold improvements	10,178	9,991
Internally developed software	4,444	4,444

	54,647	51,252
Less: accumulated depreciation and amortization	(43,545)	(39,221)

	$11,102	$12,031

Depreciation and amortization expense related to property and equipment was $5.5 million, $5.7 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2006	2005
Current:
Deferred product licenses revenue	$3,451	$2,990
Deferred product support revenue	91,516	72,645
Deferred other services revenue	14,984	11,780

	109,951	87,415
Less: billed and unpaid deferred revenue	(53,373)	(41,541)

	$56,578	$45,874

Non-current:
Deferred product licenses revenue	$509	$174
Deferred product support revenue	2,921	2,228
Deferred other services revenue	46	18

	3,476	2,420
Less: billed and unpaid deferred revenue	(2,349)	(866)

	$1,127	$1,554

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(7)    Litigation

In October 2006, the Company’s subsidiary in Spain received notice of an adverse judgment from a commercial court in Spain requiring it to pay $1.1 million, plus interest and certain costs of the proceeding, in connection with a commercial dispute. As a result of the judgment, the Company recorded a liability of $1.1 million in the third quarter of 2006. The Company is appealing the ruling. In February 2007, the court granted provisional execution of the judgment, requiring the Company immediately to pay in cash $1.1 million, which includes interest through the end of 2006, plus additional estimated interest and costs relating to the execution proceeding of $0.2 million, while the appeal is pending.

The Company is also involved in other legal proceedings through the normal course of business. Management believes that any unfavorable outcome related to these other proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

(8)    Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. The Company has the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. The Company expects to meet its payment obligations under this purchase commitment using funds from operations, but may consider using conventional aircraft financing or other lending arrangements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs and several leases include options for renewal or purchase. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements, and future payments under the aircraft purchase agreement, based on the currently expected due dates of the various installments (in thousands):

Year	Amount
2007	18,847
2008	35,355
2009	22,184
2010	4,565
2011	1,011
Thereafter	1,035

$82,997

Total rental expenses for the years ended December 31, 2006, 2005, and 2004 were $12.9 million, $12.3 million, and $11.4 million, respectively.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(9)    Income Taxes

U.S. and international components of income from operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2006	2005	2004
U.S.	$69,882	$64,886	$32,214
Foreign	31,479	33,284	37,106

Total	$101,361	$98,170	$69,320

For the years ended December 31, the provision (benefit) for income taxes from operations consists of the following, (in thousands):

	2006	2005	2004
Current:
Federal	$(1,517)	$2,148	$557
State	583	53	—
Foreign	4,090	5,011	2,179

	$3,156	$7,212	$2,736

Deferred:
Federal	$23,601	$21,506	$(90,426)
State	3,830	3,106	(10,561)
Foreign	(102)	1,603	(742)

	$27,329	$26,215	$(101,729)

Total provision (benefit)	$30,485	$33,427	$(98,993)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, the provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows, (in thousands):

	2006	2005	2004
Income tax expense (benefit) at federal statutory rate	$35,476	$34,360	$24,262
State taxes, net of federal tax effect	2,868	3,086	884
Impact of international operations	(10,287)	(5,802)	(10,054)
Change in valuation allowance	2,042	1,104	(113,738)
Change in rates on deferred taxes	106	281	35
Research and development tax credit	(120)	(270)	(232)
Other permanent differences	400	668	(150)

	$30,485	$33,427	$(98,993)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2006	2005
Deferred tax assets, net:
Net operating loss carryforwards	$67,790	$89,477
Tax credit/capital loss carryforwards	11,502	14,346
Amortization	10,938	12,141
Deferred revenue adjustment	525	1,034
Allowances and other accruals	2,955	723
Restructuring and other	4,566	4,103

	98,276	121,824
Valuation allowance	(7,728)	(8,130)

Deferred tax assets, net of valuation allowance	90,548	113,694

Deferred tax liabilities:
Prepaid expenses and other	1,350	1,513
Capitalized software development costs	742	1,431
Depreciation	1,002	1,386

Total deferred tax liabilities	3,094	4,330

Total net deferred taxes	$87,454	$109,364

2006

The Company has domestic net operating loss carryforwards of $160.3 million that begin to expire in 2021, and $15.9 million of foreign net operating loss carryforwards that begin to expire in the fourth quarter of 2007. The Company has federal research and development tax credit carryforward tax assets of $4.3 million, which begin to expire in 2018, foreign tax credit assets of $2.1 million which begin to expire in 2015, and $1.1 million of alternative minimum tax credit carryforward tax assets, which have no expiration date . The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company (see discussion below).

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance of $7.7 million at December 31, 2006 primarily relates to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that the Company expects to expire unused.

The Company intends to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2006 foreign earnings. The Company accrues applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

2005

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a temporary incentive (“Section 965”) for U.S. companies to repatriate accumulated foreign earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. In the third quarter of 2005, the Company repatriated $25.8 million from its Bermuda subsidiary as a qualified Section 965 dividend.

In 2005, the Company did not have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, the Company was required to accrue a deferred tax liability (less any applicable foreign tax credits) on undistributed foreign earnings at such time when there was an excess of the financial reporting basis in foreign subsidiaries over the tax basis of such subsidiaries. Since the financial reporting basis of foreign subsidiaries was less than the related tax basis, no deferred tax liability was recorded.

2004

As of June 30, 2004, the Company’s U.S. and Canadian net operating losses and other deferred tax assets were fully offset by a valuation allowance primarily because, at the time, the Company did not have sufficient history of taxable income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative operating results and an assessment of the Company’s expected future results of operations, the Company determined that it was more likely than not that it would be able to realize a substantial portion of its U.S. and Canadian net operating loss carryforward and other deferred tax assets prior to their expiration. As a result, at September 30, 2004, the Company released a total of $125.4 million of its U.S. and Canadian deferred tax asset valuation allowance. Of the $125.4 million, $103.6 million of the valuation release was recorded as an income tax benefit in the Company’s statement of operations, and $21.8 million of the valuation release was attributable to stock option exercises, which was recorded as an increase in additional paid in capital on the balance sheet. As disclosed during the third quarter of 2004, an additional $3.8 million of the valuation allowance was released during the fourth quarter of 2004 as a result of the requirement under Accounting Principles Board No. 28 “Interim Financial Reporting” to use an annualized effective tax rate for each interim period during the year, including current year interim periods after a valuation allowance release has occurred. The total valuation allowance release recorded as an income tax benefit in the Company’s consolidated statement of operations during the third and fourth quarters of 2004 was $107.4 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The remaining valuation allowance as of December 31, 2004 primarily relates to certain foreign net operating loss carryforwards and domestic capital loss carryforward that the Company expects will expire unused.

In 2004, the Company did not have plans to indefinitely reinvest undistributed foreign earnings. Accordingly, the Company was required to accrue a deferred tax liability (less any applicable foreign tax credits) on undistributed foreign earnings at such time when there was an excess of the financial reporting basis in foreign subsidiaries over the tax basis of such subsidiaries. Since the financial reporting basis of foreign subsidiaries was less than the related tax basis, no deferred tax liability was recorded.

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code (“IRC”) regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets (subject to IRC limitations) within the carryforward period.

Pursuant to the provisions of §382 of the IRC, an “ownership change” involving 5% or greater shareholders occurred in May 2003. Section 382 provides an annual limitation on the amount of Federal net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the change date multiplied by a U.S. federal long-term tax exempt interest rate. The Company does not currently expect the limitations under the §382 ownership change rules to impact the Company’s ability to use its net operating loss carryforwards or tax credits. Accordingly, the Company has not established a valuation allowance (related to the §382 limitation) in 2006 related to the company’s remaining U.S. Federal net operating loss carryforward deferred tax asset or other tax credit assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Share-Based Compensation

The Company adopted SFAS No. 123 (revised) (“SFAS No. 123R), “Share-Based Payment” as of January 1, 2006 using the modified prospective method. SFAS No. 123R eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for share-based awards. SFAS No. 123R also clarifies earlier guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow and a reduction of taxes paid within operating cash flows. Under the modified prospective method, the Company has not restated its prior period financial statements for the related share-based compensation amounts. The Company has applied SFAS No. 123R for any portion of awards that were granted and have not fully vested prior to December 31, 2005. The Company will apply SFAS No. 123R to all new awards granted after January 1, 2006.

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

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of December 31, 2006.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense under SFAS No. 123R for this subsidiary have not been significant through December 31, 2006.

Since the adoption of SFAS No. 123R and through December 31, 2006, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity. Certain subsidiaries to the Company may issue equity awards or equity-based awards on equity of the applicable subsidiary in the future.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the related compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During year ended December 31, 2006, the Company recorded total share-based compensation of $1.3 million and an insignificant amount of related income tax benefits in the Consolidated Statement of Operations. Immaterial compensation cost was capitalized as part of the cost of an asset.

On May 26, 2006, the Company’s Board of Directors approved an amendment to the stock option granted on June 7, 2001 to F. David Fowler, a former member of the Company’s Board of Directors until his retirement from the Board on May 31, 2006. The option provided Mr. Fowler the right to purchase an aggregate of 10,000 shares of the Company’s class A common stock, vesting in five equal annual installments beginning on the first anniversary of the grant date. The amendment provided that the final 2,000 share installment of this award, which

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was scheduled to vest on June 7, 2006, instead vested in full as of May 26, 2006. On May 26, 2006 the Company recognized $0.1 million in share-based compensation to reflect the amendment of this award. All other terms and conditions applicable to the stock option remain unchanged.

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations for the periods indicated (in thousands):

Year Ended December 31, 2006
Cost of services	$18
Sales and marketing	292
Research and development	197
General and administrative	834

Total share-based compensation expense	$1,341

For the years ended December 31, 2005 and 2004, the Company measured compensation expense relating to share-based compensation using the intrinsic value method allowed at the time. Based on this method, no share-based compensation cost is reflected in net income during the years ended December 31, 2005 and 2004. If compensation expense had been recorded based on the fair value of awards, the Company’s net income would have been adjusted to equal the pro forma amounts presented below for the periods indicated (in thousands, except per share data):

	2005	2004
Net income, as reported	$64,743	$168,313
Stock-based employee compensation expense included in net income, as reported, net of tax	—	112
Stock-based employee compensation expense under fair value based method, net of tax	(2,282)	(8,700)

Pro forma net income	$62,461	$159,725

Basic net income per share, as reported	$4.38	$10.48

Diluted net income per share, as reported	$4.19	$9.83

Basic net income per share, pro forma	$4.23	$9.95

Diluted net income per share, pro forma	$4.05	$9.36

The pro forma stock-based compensation expense is shown net of tax using the combined domestic federal and state tax rates of 38% in 2005 and 2004. Prior to the fourth quarter of 2004, the Company’s net deferred tax assets were fully offset by a valuation allowance. As such, there is no tax effect on the pro forma stock-based compensation expense for the nine months ended September 30, 2004.

At December 31, 2006, the total compensation cost of nonvested awards not yet recognized was $0.6 million, which is expected to be recognized over the next 3 years. The windfall tax benefits realized from the exercise of stock options was $4.5 million during the year ended December 31, 2006.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

	Options Outstanding				Options Exercisable
	Shares	Price per Share	Weighted Average	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
		Range
Balance, December 31, 2003	2,437	$2.50 - 3,130.00	$78.96		667	$171.58
Granted	16	61.15 - 61.15	61.15
Exercised	(242)	2.50 - 60.00	19.84
Canceled	(242)	4.70 - 2,267.50	78.15

Balance, December 31, 2004	1,969	$2.50 - 3,130.00	$86.21		897	$150.37
Granted	—	—	—
Exercised	(274)	2.50 - 60.00	18.45
Canceled	(136)	11.91 - 2,267.50	178.08

Balance, December 31, 2005	1,559	$2.50 - 3,130.00	$90.22		919	$138.52
Granted	—	—	—
Exercised	(219)	2.50 - 118.75	27.83
Canceled	(67)	11.91 - 1,698.75	133.42

Balance, December 31, 2006	1,273	$2.50 - 3,130.00	$98.63	$90,482	922	$128.08	$57,937

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option on in-the-money options only. The aggregate intrinsic value is based upon the closing price of $114.01 for the Company’s class A common stock on the Nasdaq Global Market on December 31, 2006.

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.50 - 5.00	80	5.4	$4.71	80	$4.71
5.01 - 10.00	3	3.9	7.68	1	7.80
10.01 - 20.00	12	3.5	13.78	9	13.98
20.01 - 35.00	828	5.8	21.38	489	21.86
35.01 - 60.00	42	3.2	48.23	37	48.04
60.01 - 125.00	31	3.0	89.62	29	91.07
125.01 - 250.00	151	3.5	201.63	151	201.63
250.01 - 500.00	97	3.3	387.21	97	387.21
500.01 - 1,000.00	13	2.7	777.85	13	777.85
1,000.01 - 3,130.00	16	3.1	1,509.48	16	1,509.48

	1,273	5.1	$98.63	922	$128.08

At December 31, 2006, the Company’s 1.3 million outstanding stock options (including fully vested options and options that are expected to vest) had a weighted average remaining contractual term of 5.1 years; and its 1.0 million outstanding and exercisable stock options had a weighted average remaining contractual term of 4.6 years.

Employee Stock Options.    The Company has made no stock option grants since the first quarter of 2004. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the following assumptions used for option grants issued during 2004: volatility of 55%, risk-free interest rate of 3%, expected life of five years and no dividend yields.

The weighted average fair value of grants made under MicroStrategy’s stock option plans during 2004 was $28.64.

Employee Stock Purchase Plan.    The following assumptions were used for shares issued during 2005 and 2004, respectively, under MicroStrategy’s employee stock purchase plan: volatility of 66% and 55%, risk-free interest rates of 3% for both periods, expected life of 6 months and no dividend yields.

The 1998 Employee Stock Purchase Plan was discontinued in July 2005.

(11)    Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Years Ended
	December 31,
	2006	2005	2004
Net income	$70,876	$64,743	$168,313
Foreign currency translation adjustment	824	(906)	517
Unrealized gain on short-term investments, net of applicable taxes	(19)	18	70

Comprehensive income	$71,681	$63,855	$168,900

(12)    Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share data):

	2006			2005			2004
	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount
Net income	$70,876			$64,743			$168,313
Effect of common stock:
Weighted average shares of class A common stock	—	9,819		—	11,510		—	12,661
Weighted average shares of class B common stock	—	3,168		—	3,258		—	3,394

Basic earnings per share	$70,876	12,987	$5.46	$64,743	14,768	$4.38	$168,313	16,055	$10.48

Effect of dilutive securities:
Employee stock options	—	646		—	668		—	1,064

Diluted earnings per share	$70,876	13,633	$5.20	$64,743	15,436	$4.19	$168,313	17,119	$9.83

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 282,000, 343,000, and 440,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

(13)    Stockholders’ Equity

(a)  Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through December 31, 2006, the Company repurchased an aggregate of 1,476,459 shares of class A common stock at an average price per share of $94.07 and an aggregate cost of $138.9 million pursuant to the 2005 Share Repurchase Program.

On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to increase, from $35.0 million to $130.0 million, the aggregate amount of class A common stock that the Company was authorized to repurchase. During the second quarter of 2005, the Company repurchased under the 2004 Share Repurchase Program 2,509,952 shares of class A common stock at an average price per share of $50.82, at an aggregate cost of $127.6 million. Including repurchase activity from all prior periods, the Company repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under the 2004 Share Repurchase Program. Since repurchases under the 2004 Share Repurchase Program reached the aggregate authorized limit, the 2004 Share Repurchase Program was completed in the second quarter of 2005.

During 2006, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 1,379,266 shares of class A common stock at an aggregate cost of $132.0 million. During 2005, under both the 2005 and 2004 Share Repurchase Programs, the Company repurchased an aggregate of 2,607,145 shares of class A common stock at an aggregate cost of $134.5 million.

Subsequent to December 31, 2006, and through February 22, 2007, the Company repurchased an aggregate of 205,174 shares of class A common stock at an average price per share of $124.93 and an aggregate cost of $25.6 million under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(b)  Warrants

Pursuant to settlement agreements relating to a private securities class action lawsuit and shareholder derivative lawsuit against the Company in 2000, the Company issued warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, all of which were outstanding as of December 31, 2006. These warrants expire in June 2007.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions; however, no such contributions were made during 2006, 2005, or 2004.

(15)    Segment Information

The Company operates in two business segments – business intelligence software and services and other. The business segment “Other” includes the Company’s Angel.com and Alarm.com businesses. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

Operating segments:	Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Year ended December 31, 2006
Total license and service revenues	$191,237	$88,707	$25,355	8,524	$313,823
Long-lived assets	10,675	3,030	1,700	61	$15,466
Year ended December 31, 2005
Total license and service revenues	$161,609	$80,688	$22,436	3,929	$268,662
Long-lived assets	15,027	2,239	640	87	$17,993
Year ended December 31, 2004
Total license and service revenues	$135,729	$77,489	$16,672	1,318	$231,208
Long-lived assets	21,252	2,568	684	92	$24,596

The domestic region includes operations in the U.S. and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2006, 2005, and 2004, no individual foreign country accounted for 10% or more of consolidated total revenues.

Transfers relating to intercompany software fees from international to domestic operations of $48.2 million, $48.8 million and $44.2 million for 2006, 2005 and 2004, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2006, 2005, and 2004, no individual customer accounted for 10% or more of consolidated total revenues.

(16)    Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2006 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2006
Revenues	$69,498	$74,106	$77,665	$92,554	$313,823
Gross profit	59,964	63,475	65,956	80,042	269,437
Net income	14,993	16,558	16,972	22,353	70,876
Basic earnings per share	1.11	1.27	1.34	1.77	5.46
Weighted average shares outstanding used in computing basic earnings per share	13,568	13,024	12,707	12,662	12,987
Diluted earnings per share	1.05	1.21	1.27	1.68	5.20
Weighted average shares outstanding used in computing diluted earnings per share	14,304	13,678	13,325	13,277	13,633
2005
Revenues	$59,986	$65,437	$65,810	$77,429	$268,662
Gross profit	51,293	56,340	56,531	68,047	232,211
Net income	15,053	17,587	13,253	18,850	64,743
Basic earnings per share	0.93	1.16	0.96	1.36	4.38
Weighted average shares outstanding used in computing basic earnings per share	16,224	15,149	13,868	13,869	14,768
Diluted earnings per share	0.89	1.12	0.91	1.30	4.19
Weighted average shares outstanding used in computing diluted earnings per share	16,965	15,767	14,537	14,512	15,436

(17)    Subsequent Events

On January 31, 2007, the Company entered into an aircraft purchase agreement to purchase a corporate aircraft for delivery in mid-2009, which the Company expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft to the Company. The Company has the option to accelerate the delivery date under certain circumstances if the aircraft manufacturer is able to offer the aircraft prior to the scheduled delivery date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ MICHAEL J. SAYLOR
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/S/ ARTHUR S. LOCKE, III Arthur S. Locke, III	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2007

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	February 23, 2007

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 23, 2007

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 23, 2007

/S/ DAVID W. LARUE David W. Larue	Director	February 23, 2007

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	February 23, 2007

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 23, 2007

/S/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 23, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

For the years ended December 31, 2006, 2005, and 2004

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:
December 31, 2006	1,515	1,020	(645)	1,890
December 31, 2005	2,065	349	(899)	1,515
December 31, 2004	2,504	290	(729)	2,065

Deferred tax valuation allowance:

December 31, 2006	8,130	2,162	(2,564)	7,728
December 31, 2005	7,262	1,177	(309)	8,130
December 31, 2004	145,634	—	(138,372)	7,262

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.12	Summary of Compensation for Named Executive Officers.*

10.13	Summary of Compensation for Non-Employee Directors.*

10.14

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

10.18	Third Amendment of Deed of Lease for Second Additional Space, dated September 20, 2006, between Tysons Corner Property LLC and the registrant.

10.19

Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24435) and incorporated by reference herein).*

10.20

Aircraft Purchase Agreement, dated January 31, 2007, by and between the Registrant and Bombardier, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 1, 2007 and incorporated by reference herein).

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