Form 10-Q
period 2007-03-31
MICROSTRATEGY INC
filed 2007-05-10
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ The number of shares of the registrant’s class A common stock and class B common stock outstanding on May 1, 2007 was 9,627,607 and 2,775,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$66,978	$78,980
Restricted cash and investments	3,827	3,799
Short-term investments	15	16
Accounts receivable, net	34,138	54,468
Prepaid expenses and other current assets	8,890	8,633
Deferred tax assets, net	39,023	29,510

Total current assets	152,871	175,406

Property and equipment, net	11,115	11,102
Capitalized software development cost, net	3,866	1,903
Deposits and other assets	7,507	2,461
Deferred tax assets, net	39,553	57,944

Total Assets	$214,912	$248,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,747	$24,378
Accrued compensation and employee benefits	20,665	31,872
Deferred revenue and advance payments	73,189	56,578

Total current liabilities	115,601	112,828

Deferred revenue and advance payments	2,299	1,127
Other long-term liabilities	1,581	1,710

Total Liabilities	119,481	115,665

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,037 shares issued and 9,626 shares outstanding, and 13,972 shares issued and 9,918 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,775 issued and outstanding for both periods	3	3
Additional paid-in capital	444,626	440,768
Treasury stock, at cost, 4,412 and 4,054 shares, respectively	(313,516)	(268,776)
Accumulated other comprehensive income	2,969	3,123
Accumulated deficit	(38,665)	(41,981)

Total Stockholders’ Equity	95,431	133,151

Total Liabilities and Stockholders’ Equity	$214,912	$248,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product licenses	$16,699	$23,133
Product support and other services	55,729	46,365

Total revenues	72,428	69,498

Cost of Revenues:
Product licenses	589	704
Product support and other services	11,730	8,830

Total cost of revenues	12,319	9,534

Gross Profit	60,109	59,964

Operating Expenses:
Sales and marketing	24,797	19,969
Research and development	7,013	8,250
General and administrative	13,600	10,749
Amortization of intangible assets	18	18

Total operating expenses	45,428	38,986

Income from Operations	14,681	20,978

Financing and Other Income:
Interest income, net	981	830
Other (expense) income, net	23	(151)

Total financing and other income	1,004	679

Income before income taxes	15,685	21,657
Provision for income taxes	5,840	6,664

Net Income	$9,845	$14,993

Basic earnings per share(1)	$0.78	$1.11

Weighted average shares outstanding used in computing basic earnings per share	12,567	13,568

Diluted earnings per share(1)	$0.75	$1.05

Weighted average shares outstanding used in computing diluted earnings per share	13,159	14,304

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$9,845	$14,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,833	2,070
Bad debt expense	70	617
Deferred taxes	4,273	6,317
Share-based compensation	185	404
Excess tax benefits from share-based payment arrangements	(1,887)	(1,882)
Other, net	52	—
Changes in operating assets and liabilities:
Accounts receivable	20,433	5,145
Prepaid expenses and other current assets	(199)	(556)
Deposits and other assets	(5,049)	339
Accounts payable and accrued expenses, compensation and employee benefits	(14,248)	(11,133)
Deferred revenue and advance payments	17,372	13,663
Other long-term liabilities	(31)	(151)

Net cash provided by operating activities	32,649	29,826

Investing activities:
Proceeds from maturities of short-term investments	—	65,650
Purchases of short-term investments	—	(39,924)
Purchases of property and equipment, net	(1,392)	(766)
Capitalized software development costs	(2,419)	—
Increase in restricted cash and investments	(14)	(45)

Net cash (used in) provided by investing activities	(3,825)	24,915

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,636	2,384
Excess tax benefits from share-based payment arrangements	1,887	1,882
Purchases of treasury stock	(44,740)	(58,796)

Net cash used in financing activities	(41,217)	(54,530)
Effect of foreign exchange rate changes on cash and cash equivalents	391	215

Net (decrease) increase in cash and cash equivalents	(12,002)	426
Cash and cash equivalents, beginning of period	78,980	42,318

Cash and cash equivalents, end of period	$66,978	$42,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2006, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both March 31, 2007 and December 31, 2006, the Company had $2.9 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	March 31, 2007	December 31, 2006
Billed and billable	$71,201	$112,080
Less: billed and unpaid deferred revenue	(35,193)	(55,722)

	36,008	56,358
Less: allowance for doubtful accounts	(1,870)	(1,890)

	$34,138	$54,468

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31, 2007	December 31, 2006
Current:
Deferred product licenses revenue	$3,249	$3,451
Deferred product support revenue	88,054	91,516
Deferred other services revenue	16,765	14,984

	108,068	109,951
Less: billed and unpaid deferred revenue	(34,879)	(53,373)

	$73,189	$56,578

Non-current:
Deferred product licenses revenue	$346	$509
Deferred product support revenue	2,217	2,921
Deferred other services revenue	50	46

	2,613	3,476
Less: billed and unpaid deferred revenue	(314)	(2,349)

	$2,299	$1,127

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

The Company is involved in legal proceedings through the normal course of business. Although the outcomes of legal proceedings are inherently difficult to predict, management does not expect the resolution of any currently pending matters to have a material adverse effect on our financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

manufacturing of the aircraft and the delivery of the aircraft. The Company has the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. The Company expects to meet its payment obligations under this purchase commitment using funds from operations, but may consider using conventional aircraft financing or other borrowing arrangements.

The Company made a $5 million deposit with regards to this aircraft in January 2007, and recorded the deposit in deposits and other assets.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through March 31, 2007, the Company repurchased an aggregate of 1,834,233 shares of class A common stock at an average price per share of $100.11 and an aggregate cost of $183.6 million pursuant to the 2005 Share Repurchase Program. During the three months ended March 31, 2007, the Company repurchased an aggregate of 357,774 shares of class A common stock at an average price per share of $125.05 and an aggregate cost of $44.7 million.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $6.5 million increase in U.S. and foreign tax liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Reserves for unrecognized tax benefits had not been established prior to the implementation of FIN 48; therefore, as of January 1, 2007, the total amount of unrecognized tax benefits was $6.5 million.

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 forward that were used in later tax years. The Company is currently under examination by the tax authorities of France and Germany; however, no adjustments have been proposed.

The Company recognizes interest expense related to unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. As of January 1, 2007, no interest and penalties were accrued on unrecognized tax benefits since these amounts were not material.

As of January 1, 2007, the $6.5 million of unrecognized tax benefits, if recognized, would impact the effective tax rate. Unrecognized tax benefits related to cross border transactions are expected to increase by $2.2 million by the end of 2007. During the three months ended March 31, 2007, we recognized an additional $0.3 million of tax expense related to uncertain tax positions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	March 31, 2007	December 31, 2006
Deferred tax assets, net of deferred tax liabilities	$86,562	$95,182
Valuation allowance	(8,006)	(7,728)

Deferred tax assets, net of valuation allowance	$78,556	$87,454

Short-term deferred tax assets, net	$39,023	$29,510
Long-term deferred tax assets, net	39,533	57,944

Total deferred tax assets, net	$78,556	$87,454

The valuation allowance as of March 31, 2007 and December 31, 2006 relates to domestic capital loss carryforwards and certain foreign net operating loss carryforwards that the Company expects will expire unused.

The Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2007. For the three months ended March 31, 2007 and 2006, the Company’s consolidated effective tax rate was 37.2% and 30.8%, respectively. The Company’s effective tax rate increased during the three months ended March 31, 2007, as compared to March 31, 2006, primarily as a result of net losses in certain foreign subsidiaries for which the Company was not able to recognize a tax benefit from those losses for financial reporting purposes and, to a lesser extent, the recognition of additional tax expense related to the implementation of FIN 48.

The Company intends to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the three months ended March 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed foreign earnings. The Company accrues applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities and valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methodologies, expected tax authority positions on audit, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to utilize the tax assets subject to Internal Revenue Code limitations within the carryforward period.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of March 31, 2007.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through March 31, 2007.

The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity. Certain subsidiaries of the Company may issue equity awards or equity-based awards on equity of the applicable subsidiary in the future.

The Company recognized share-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$9,845	$14,993
Foreign currency translation adjustment	153	(114)

Comprehensive income	$9,998	$14,879

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(13) Accumulated Deficit

(in thousands)
Balance, December 31, 2006	$(41,981)
Net Income for the three months ended March 31, 2007	9,845
Adoption of FIN 48	(6,529)

Balance, March 31, 2007	$(38,665)

(14) Segment Information

The Company operates in two business segments – business intelligence software and services and other. The business segment “Other” includes the Company’s Angel.com and Alarm.com businesses. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

Operating segments:	Other	Business Intelligence Software and Services
Geographic regions:	Domestic	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2007
Total revenues	$3,074	$42,923	$21,373	$5,058	$72,428
Long-lived assets	73	17,416	3,218	1,781	$22,488
Three months ended March 31, 2006
Total revenues	$1,729	$40,608	$21,845	$5,316	$69,498
Long-lived assets	75	13,533	2,158	636	$16,402

The domestic region includes operations in the U.S. and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2007 and 2006, no individual foreign country accounted for 10% or more of consolidated total revenues.

Transfers relating to intercompany software fees from international to domestic operations of $10.7 million and $10.4 million for the three months ended March 31, 2007 and 2006, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the three months ended March 31, 2007 and 2006, no individual customer accounted for 10% or more of consolidated total revenues.

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

The following are some operating highlights for the three months ended March 31, 2007 and 2006 (in thousands, except for percentages):

Quarterly Performance Measures
	Three Months Ended March 31,
	2007	2006	% Change
Revenues:
Product licenses revenues	$16,699	$23,133	-27.8%
Product support revenues	38,271	31,724	20.6%
Other services revenues	17,458	14,641	19.2%

	$72,428	$69,498	4.2%

Cost of revenues	12,319	9,534	29.2%

Gross Profit	$60,109	$59,964	0.2%

Operating Expenses:
Sales and marketing	$24,797	$19,969	24.2%
Research and development	7,013	8,250	-15.0%
General and administrative	13,600	10,749	26.5%
Amortization of intangible assets	18	18	0.0%

	$45,428	$38,986	16.5%

Income from Operations	$14,681	$20,978	-30.0%

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under Statement of Financial Accounting Standards (“SFAS”) No. 57, “Related Party Disclosures.”

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 9 to the Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Other than this change, there have been no significant changes to our critical accounting estimates during the three months ended March 31, 2007.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operation may be impacted. The table below summarizes the impact of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) in revenues or expenses, as applicable, from the prior year.

For example, if there had been no change to foreign currency exchange rates from 2006 to 2007, international product licenses revenues would have been $6.5 million rather than $7.0 million. If there had been no change to foreign currency exchange rates from 2006 to 2007, sales and marketing expenses would have been $24.1 million rather than $24.8 million.

	Three Months Ended March 31,
(in thousands)	2007	2006
International product licenses revenues	$513	$(767)
International product support revenues	1,082	(782)
International other services revenues	318	(288)
Cost of product support revenues	46	(29)
Cost of other services revenues	239	(132)
Sales and marketing expenses	661	(479)
General and administrative expenses	173	(119)

The change in the impact of fluctuations in foreign currency exchange rates from the three months ended March 31, 2006 to the three months ended March 31, 2007 is due to the weakening of the U.S. dollar. During the three months ended March 31, 2006, the U.S. dollar strengthened.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Product Licenses Revenues:
Domestic (U.S. and Canada)	$9,658	$13,043	-26.0%
International	7,041	10,090	-30.2%
Total product licenses revenues	$16,699	$23,133	-27.8%

	Three Months Ended March 31,
	2007	2006
Product License Transactions with Revenue Recognized in the Applicable Period:
At least $1.0 million of licenses revenue recognized	2	4
From $500,000 to $1.0 million of licenses revenue recognized	4	6

Total	6	10

Domestic:
At least $1.0 million of licenses revenue recognized	1	2
From $500,000 to $1.0 million of licenses revenue recognized	3	3

Total	4	5

International:
At least $1.0 million of licenses revenue recognized	1	2
From $500,000 to $1.0 million of licenses revenue recognized	1	3

Total	2	5

Product licenses revenues decreased during the three months ended March 31, 2007, as compared to the same period in the prior year, primarily due to decreases in both the number and the average deal size of product licenses transactions with at least $1.0 million of recognized revenue, with no product licenses transactions in excess of $1.1 million during the three months ended March 31, 2007.

Domestic product licenses revenues. Domestic product licenses revenues decreased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to decreases in both the number and the average deal size of transactions with at least $1.0 million of recognized revenue, as well as a decrease in the average deal size of transactions with less than $500,000 of recognized revenue.

International product licenses revenues. International product licenses revenues decreased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to decreases in both the number and the average deal size of high-dollar product license transactions that were recognized. Potentially contributing to the decrease was turnover of sales management in various international regions, which may also impact future quarters.

Product support revenues. The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Product Support Revenues:
Domestic (U.S. and Canada)	$23,195	$19,258	20.4%
International	15,076	12,466	20.9%

Total product support revenues	$38,271	$31,724	20.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended March 31, 2007, as compared to the same period in the prior year. Contributing to the increase was a 20.6% growth in our installed base of technical support customers.

Other services revenues. The following table sets forth other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Other Services Revenues:
Consulting	$10,788	$9,801	10.1%
Education	3,596	3,111	15.6%
Angel.com, Alarm.com and Other	3,074	1,729	77.8%

Total other services revenues	$17,458	$14,641	19.2%

Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to a 28.7% increase in the number of domestic billable hours partially offset by a 24.7% decline in international billable hours. The pricing differentials between the regions resulted in a net overall increase in total consulting revenues. Potentially contributing to the decrease in international billable hours was turnover of sales management in various international regions, which may also impact future quarters.

Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to growth in the number of students trained.

Angel.com revenue increased during the three months ended March 31, 2007, as compared to the same period in the prior year, primarily due to an increase in the number of customers. Alarm.com revenues increased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to an increase in the number of customers and an expanded distribution channel.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Cost of Revenues:
Product licenses	$589	$704	-16.3%
Product support	2,616	1,963	33.3%
Consulting	6,776	4,884	38.7%
Education	1,536	1,134	35.4%
Other	802	849	-5.5%

Total cost of revenues	$12,319	$9,534	29.2%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during the three months ended March 31, 2007, as compared to the same period in the prior year, with 64.3% of the decrease attributable to the fact that the capitalized expenses associated with the MicroStrategy 7.5 software release was fully amortized during 2006. The remainder of the decrease was due to a decline in royalties paid.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to the expenses related to an increase in product support staffing levels and variable compensation costs to support our growing customer base. Product support headcount increased 16.3% to 100 at March 31, 2007 from 86 at March 31, 2006.

Cost of consulting, education and other services revenues. Cost of consulting and education revenues consists of personnel and related overhead costs. Cost of other services revenues includes telephony and hardware costs related to our Angel.com and Alarm.com businesses.

The increase in cost of consulting and education revenues during the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to the expenses related to increases in staffing levels to support our growing customer and revenue base. Consulting and education headcount increased 34.8% to 252 at March 31, 2007 from 187 at March 31, 2006. The decrease in cost of other services revenues during the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to the curtailment of a low margin Alarm.com hardware distribution program.

Operating expenses. The following table sets forth operating expenses (in thousands) and percentage changes in operating expenses for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Operating Expenses:
Sales and marketing	$24,797	$19,969	24.2%
Research and development	7,013	8,250	-15.0%
General and administrative	13,600	10,749	26.5%
Other operating expenses	18	18	0.0%

Total operating expenses	$45,428	$38,986	16.5%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended March 31, 2007, as compared to the same period in the prior year, with 75.6% of the increase due to an increase in staffing levels and incentive compensation costs, 22.1% due to increases in travel and entertainment costs, and 19.1% due to increases in infrastructure and other related support costs. These increases were partially offset by a decline in net marketing expenses primarily as a result of an increase in registration and sponsorship fees charged by us for MicroStrategy World 2007. Sales and marketing headcount increased 39.5% to 505 at March 31, 2007 from 362 at March 31, 2006.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended March 31,
	2007	2006	% Change
Gross research and development expenses:
Business intelligence research and development activities	$8,345	$7,709	8.3%
Other research and development activities	1,087	541	100.9%
Capitalized software development costs	(2,419)	—	N/A

Total research and development expenses	$7,013	$8,250	-15.0%

Amortization of capitalized software development costs included in cost of product licenses revenues	$455	$531	-14.3%

Research and development expenses decreased during the three months ended March 31, 2007, as compared to the same period in the prior year, due to the capitalization of $2.4 million in software development costs related to our MicroStrategy 8.1 software release during the three months ended March 31, 2007, as compared to none during the same period in the prior year, resulting in a lower expense for the first quarter of 2007. This was partially offset by increases due to growth in staffing levels in our Angel.com and Alarm.com businesses. Research and development headcount increased 5.8% to 255 at March 31, 2007 from 241 at March 31, 2006.

As of March 31, 2007, our research and development resources were allocated to the following projects: 54% to MicroStrategy 8, 21% to new product initiatives, and 25% to other research and development, including our Angel.com and Alarm.com businesses and internal product initiatives.

General and administrative expenses. General and administrative expenses includes personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended March 31, 2007, as compared to the same period in the prior year, with 43.9% of the increase due to an increase in compensation costs and staffing levels and 26.1% of the increase due to increases in consulting expenses incurred to upgrade to our enterprise resource planning software as well as legal and administrative costs associated with the Company’s expansion into new foreign markets where the Company plans to expand direct sales operations and expand its business footprint. The balance of the increase was primarily due to increases in recruiting costs and in travel expenses related to employee training. General and administrative headcount increased 28.7% to 269 at March 31, 2007 from 209 at March 31, 2006.

Provision (Benefit) for Income Taxes. During the three months ended March 31, 2007 and 2006, we recorded a provision for income taxes of $5.8 million and $6.7 million, respectively, resulting in an effective tax rate of 37.2% and 30.8%, respectively. Our effective tax rate increased during the three months ended March 31, 2007, as compared to March 31, 2006, primarily as a result of foreign pretax losses with no related income tax benefit due to our expectation that loss carryforwards in those jurisdictions will expire unused. Of the $5.8 million provision in the three months ended March 31, 2007, $4.4 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $6.7 million provision in the three months ended March 31, 2006, $5.4 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards.

As of March 31, 2007, we had domestic and foreign net operating loss carryforwards of $169.3 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $78.6 million. We have domestic net operating loss carryforwards of $152.1 million that begin to expire in 2021, and $17.2 million of foreign net operating loss carryforwards that begin to expire in the fourth quarter of 2007. Also, as of March 31, 2007, we had a valuation allowance of $23.0 million (pre-tax) primarily related to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect to expire unused. We intend to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the three months ended March 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31, 2007	December 31, 2006
Current:
Deferred product licenses revenue	$3,249	$3,451
Deferred product support revenue	88,054	91,516
Deferred other services revenue	16,765	14,984

	108,068	109,951
Less: billed and unpaid deferred revenue	(34,879)	(53,373)

	$73,189	$56,578

Non-current:
Deferred product licenses revenue	$346	$509
Deferred product support revenue	2,217	2,921
Deferred other services revenue	50	46

	2,613	3,476
Less: billed and unpaid deferred revenue	(314)	(2,349)

	$2,299	$1,127

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue for the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to the large volume of product support customers that paid during the quarter.

We expect to recognize $108.1 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months ended March 31, 2007, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services through 2011 totaling $40.8 million. Revenue related to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On March 31, 2007 we had $67.0 million in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2007, we had $2.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements that we may enter into in the future. Through March 31, 2007, we repurchased an aggregate of 1,834,233 shares of our class A common stock at an average price of $100.11 and an aggregate cost of $183.6 million pursuant to the 2005 Share Repurchase Program. As of May 4, 2007, $116.4 remains available to be used for purchases under our 2005 Share Repurchase Program.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. We made a $5 million deposit with regards to this aircraft in January 2007.

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

		Twelve Months Ended March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Operating leases:	11,723	10,340	8,512	2,956	1,159	1,151	35,841
Purchase obligations:	2,500	25,000	13,526	—	—	—	41,026

Total	$14,223	$35,340	$22,038	$2,956	$1,159	$1,151	$76,867

The Company adopted FIN 48 on January 1, 2007. As of March 31, 2007, the Company had approximately $6.8 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. The increase in net cash provided by operating activities during the three months ended March 31, 2007, as compared to the same period in the prior year, was primarily attributable to a $15.3 million decrease in accounts receivable and a $3.7 million increase in deferred revenue balances. These gains were partially offset by a $5.1 million decrease in operating results, a $5.0 million deposit under the agreement to purchase a corporate aircraft, a $3.1 million decrease in accounts payable balances, and a $2.0 million decrease in deferred taxes.

Net Cash Provided by (Used in) Investing Activities. During the three months ended March 31, 2007, net cash used in investing activities was $3.8 million, as compared to $24.9 million provided by investing activities during the three months ended March 31, 2006. This change is primarily a result of sales and maturities of short term investments of $65.7 million, offset by the purchases of short term investments of $39.9 million, during the three months ended March 31, 2006 and the $2.4 million capitalized software costs during the three months ended March 31, 2007.

Net Cash Used in (Provided by) Financing Activities. The decrease in net cash used in financing activities during the three months ended March 31, 2007, as compared to March 31, 2006, was primarily attributable to the decreases in both our repurchases of class A common stock and proceeds from the issuance of class A common stock from exercises of employee stock options.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated results of operations and financial position.

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

We may be exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to risk for changes in interest rates relates primarily to our investments. We generally invest our excess cash in short-term, highly-rated, fixed rate financial instruments. These fixed rate investments are subject to interest rate risk and may decrease in value if interest rates increase.

As of March 31, 2007, we did not have any material investments.

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the euro and British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency.

International sales accounted for 36.5% and 39.1% of our total revenues for the three months ended March 31, 2007 and 2006. We anticipate that international revenues will continue to account for a significant portion of total revenues.

As of March 31, 2007, a 10% adverse change in foreign exchange rates would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1%.

We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. To date, we have not hedged the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of legal proceedings are inherently difficult to predict, we do not expect the resolution of any currently pending matters to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing MicroStrategy. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our class A common stock could decline and you could lose all or part of your investment.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, or if our channel partners do not operate in accordance with their contractual agreements with us, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the three months ended March 31, 2007, transactions by channel partners for which we recognized revenues accounted for 19.2% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to sell our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

In addition, we rely on our strategic channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of product license transactions sold through to end user customers. If our strategic channel partners do not comply with their contractual obligations to us, our business, results of operations and financial condition may be materially and adversely affected.

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $110.7 million as of March 31, 2007. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $35.2 million, resulting in net deferred revenue and advance payments of $75.5 million as of March 31, 2007. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future commitments by our customers to purchase products, product support or other services through 2011 totaling $40.8 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2007 and 2006; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 36.5% and 39.1% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For example, during the three months ended March 31, 2007, our top three product license transactions totaled approximately $2.9 million in revenue recognized, compared with $4.4 million for the top three product license transactions in the three months ended March 31, 2006, or 17.4% and 19.0% of total product licenses revenues in the three months ended March 31, 2007 and 2006, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

We face a variety of risks in doing business with the U.S. government, various state and local governments, and agencies including risks related to the procurement process, budget constraints and cycles, termination of contracts, and audits

Our customers include the U.S. government and a number of state and local governments or agencies. There are a variety of risks in doing business with government entities, including:

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of May 1, 2007, holders of our class B common stock owned 2,775,244 shares of class B common stock, or 74.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 317,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 65.8% of the total voting power, as of May 1, 2007. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2007 – January 31, 2007	N/A	N/A	1,476,459	$161,116,531
February 1, 2007 – February 28, 2007	253,974	$125.43	1,730,433	$129,260,145
March 1, 2007 – March 31, 2007	103,800	$124.12	1,834,233	$116,376,949
Total:	357,774	$125.05	1,834,233	$116,379,949

(1)	The Average Price Paid per Share includes broker commissions.

(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

ITEM 5. OTHER INFORMATION

The Board of Directors has set the date and location of the Company’s Annual Meeting of Stockholders for 2007. The meeting will be held on Wednesday, May 16, 2007, at MicroStrategy’s offices, 1861 International Drive, McLean, Virginia 22102 at 10:00 a.m., local time.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

4.2	Warrant Agreement, dated as of January 11, 2001, by and between the registrant and American Stock Transfer & Trust Company, included as Exhibit E to the Stipulation of Settlement regarding the settlement of the class action lawsuit, dated as of January 11, 2001 (filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-24435) and incorporated by reference herein).

10.1†	2007 Vice President Compensation Plan for Paul N. Zolfaghari.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: May 10, 2007