Form 10-Q
period 2007-06-30
MICROSTRATEGY INC
filed 2007-08-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 27, 2007 was 9,638,740 and 2,775,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$76,140	$78,980
Restricted cash and investments	3,787	3,799
Short-term investments	11	16
Accounts receivable, net	41,215	54,468
Prepaid expenses and other current assets	9,698	8,633
Deferred tax assets, net	31,515	29,510

Total current assets	162,366	175,406

Property and equipment, net	10,486	11,102
Capitalized software development cost, net	3,214	1,903
Deposits and other assets	8,963	2,461
Deferred tax assets, net	41,054	57,944

Total Assets	$226,083	$248,816

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,077	$24,378
Accrued compensation and employee benefits	24,812	31,872
Deferred revenue and advance payments	66,113	56,578

Total current liabilities	114,002	112,828

Deferred revenue and advance payments	1,894	1,127
Other long-term liabilities	2,853	1,710

Total Liabilities	118,749	115,665

Commitments and Contingencies

Stockholders' Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized;
14,050 shares issued and 9,638 shares outstanding, and 13,972 shares issued and 9,918 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized;
2,775 issued and outstanding for both periods	3	3
Additional paid-in capital	445,257	440,768
Treasury stock, at cost, 4,412 and 4,054 shares, respectively	(313,516)	(268,776)
Accumulated other comprehensive income	2,628	3,123
Accumulated deficit	(27,052)	(41,981)

Total Stockholders' Equity	107,334	133,151

Total Liabilities and Stockholders' Equity	$226,083	$248,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Product licenses	$21,699	$23,111
Product support and other revenues	63,107	50,995

Total revenues	84,806	74,106

Cost of Revenues:
Product licenses	854	592
Product support and other revenues	17,260	10,039

Total cost of revenues	18,114	10,631

Gross Profit	66,692	63,475

Operating Expenses:
Sales and marketing	26,410	20,313
Research and development	9,621	8,732
General and administrative	12,268	10,716
Amortization of intangible assets	18	18

Total operating expenses	48,317	39,779

Income from Operations	18,375	23,696
Financing and Other Income:
Interest income, net	874	648
Other expense, net	(18)	(515)

Total financing and other income	856	133

Income before income taxes	19,231	23,829
Provision for income taxes	7,618	7,271

Net Income	$11,613	$16,558

Basic earnings per share (1)	$0.94	$1.27

Weighted average shares outstanding used in computing basic earnings per share	12,404	13,024

Diluted earnings per share (1)	$0.90	$1.21

Weighted average shares outstanding used in computing diluted earnings per share	12,940	13,678

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Product licenses	$38,398	$46,244
Product support and other revenues	118,836	97,360

Total revenues	157,234	143,604

Cost of Revenues:
Product licenses	1,443	1,296
Product support and other revenues	28,990	18,869

Total cost of revenues	30,433	20,165

Gross Profit	126,801	123,439

Operating Expenses:
Sales and marketing	51,207	40,282
Research and development	16,634	16,981
General and administrative	25,868	21,466
Amortization of intangible assets	36	36

Total operating expenses	93,745	78,765

Income from Operations	33,056	44,674
Financing and Other Income:
Interest income, net	1,855	1,479
Other (expense) income, net	5	(667)

Total financing and other income	1,860	812

Income before income taxes	34,916	45,486
Provision for income taxes	13,458	13,935

Net Income	$21,458	$31,551

Basic earnings per share (1)	$1.72	$2.37

Weighted average shares outstanding used in computing basic earnings per share	12,484	13,295

Diluted earnings per share (1)	$1.64	$2.26

Weighted average shares outstanding used in computing diluted earnings per share	13,048	13,990

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$21,458	$31,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,855	3,886
Bad debt provision	626	656
Deferred taxes	10,647	11,981
Stock-based compensation	307	821
Excess tax benefits from stock-based payment arrangements	(2,191)	(2,214)
Other, net	70	50
Changes in operating assets and liabilities:
Accounts receivable	12,954	9,444
Prepaid expenses and other current assets	(886)	(1,074)
Deposits and other assets	(6,512)	391
Accounts payable and accrued expenses, compensation and employee benefits	(9,329)	(8,055)
Deferred revenue and advance payments	9,293	11,853
Other long-term liabilities	1,336	(273)

Net cash provided by operating activities	41,628	59,017

Investing activities:
Proceeds from maturities of short-term investments	—	106,691
Purchases of short-term investments	—	(52,924)
Purchases of property and equipment, net	(2,112)	(1,622)
Capitalized software development costs	(2,419)	—
Increase in restricted cash and investments	39	(97)

Net cash (used in) provided by investing activities	(4,492)	52,048

Financing activities:
Proceeds from sales of class A common stock from exercises of employee stock options	1,816	2,758
Excess tax benefits from stock-based payment arrangements	2,191	2,214
Purchases of treasury stock	(44,740)	(112,807)

Net cash used in financing activities	(40,733)	(107,835)
Effect of foreign exchange rate changes on cash and cash equivalents	757	1,392

Net increase (decrease) in cash and cash equivalents	(2,840)	4,622
Cash and cash equivalents, beginning of period	78,980	42,318

Cash and cash equivalents, end of period	$76,140	$46,940

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

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both June 30, 2007 and December 31, 2006, the Company had $2.9 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets. During July 2007, $1.0 million in cash collateral was released from the security agreement due to a scheduled reduction in the security deposit for the Company’s corporate headquarters.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	June 30, 2007	December 31, 2006
Billed and billable	$81,297	$112,080
Less: billed and unpaid deferred revenue	(37,938)	(55,722)

	43,359	56,358
Less: allowance for doubtful accounts	(2,144)	(1,890)

	$41,215	$54,468

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	June 30, 2007	December 31, 2006
Current:
Deferred product licenses revenue	$2,096	$3,451
Deferred product support revenue	85,874	91,516
Deferred other services revenue	15,218	14,984

	103,188	109,951
Less: billed and unpaid deferred revenue	(37,075)	(53,373)

	$66,113	$56,578

Non-current:
Deferred product licenses revenue	$351	$509
Deferred product support revenue	2,031	2,921
Deferred other services revenue	375	46

	2,757	3,476
Less: billed and unpaid deferred revenue	(863)	(2,349)

	$1,894	$1,127

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the amount under this type of agreement is not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded any associated obligations on its balance sheets as of June 30, 2007 or December 31, 2006. The Company carries coverage under certain insurance policies to protect it in the case of any unexpected liability; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through June 30, 2007, the Company repurchased an aggregate of 1,834,233 shares of class A common stock at an average price per share of $100.11 and an aggregate cost of $183.6 million pursuant to the 2005 Share Repurchase Program. During the three months ended June 30, 2007, the Company did not repurchase any shares of class A common stock. For the six months ended June 30, 2007, the Company repurchased an aggregate of 357,774 shares of class A common stock at an average price per share of $125.05 and an aggregate cost of $44.7 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $6.5 million increase in U.S. and foreign income tax liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Reserves for unrecognized tax benefits had not been established prior to the implementation of FIN 48; therefore, as of January 1, 2007, the total amount of unrecognized tax benefits was $6.5 million.

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 forward that were used in later tax years. The Company is currently under a tax audit in Germany; however, no adjustments have been proposed to date. A French tax audit relating to tax years 2003 through 2005 was settled during the second quarter of 2007 with no adjustments to previously filed tax returns; accordingly, the tax reserve, previously recognized as part of the FIN 48 adjustment to retained earnings, of $0.2 million relating to this audit was reversed.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of January 1, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2007, if recognized, $6.9 million of unrecognized tax benefits would impact the effective tax rate. Unrecognized tax benefits related to cross border transactions are expected to increase by $0.9 million by the end of 2007. During the six months ended June 30, 2007, we recognized an additional $0.6 million of tax expense related to post-2006 uncertain tax positions. During the same time period, we recognized a $0.2 million benefit related to the settlement of a tax audit in France.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	June 30, 2007	December 31, 2006
Deferred tax assets, net of deferred tax liabilities	$81,988	$95,182
Valuation allowance	(9,419)	(7,728)

Deferred tax assets, net of valuation allowance	$72,569	$87,454

Short-term deferred tax assets, net	$31,515	$29,510
Long-term deferred tax assets, net	41,054	57,944

Total deferred tax assets, net	$72,569	$87,454

The valuation allowance as of June 30, 2007 and December 31, 2006 relates to domestic capital loss carryforwards and certain foreign net operating loss carryforwards that the Company expects will expire unused.

The Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2007. For the six months ended June 30, 2007 and 2006, the Company’s consolidated annualized effective tax rate was 38.6% and 30.6%, respectively. The Company’s effective tax rate increased during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily as a result of foreign pretax losses in certain jurisdictions with no related income tax benefit, as the Company lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration.

The Company intends to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the six months ended June 30, 2007 did not include any provision for U.S. federal and state income taxes on the projected amount of these undistributed 2007 foreign earnings. The Company accrues applicable U.S. federal and state income taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methodologies, expected tax authority positions on audit, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward periods.

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of June 30, 2007. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through June 30, 2007. During the three months ended June 30, 2007, this subsidiary issued equity awards or equity-based awards relating to 18,318 shares of common stock of the applicable subsidiary.

The Company recognized share-based compensation expense of $0.1 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. The Company recognized share-based compensation expense of $0.3 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following as of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$11,613	$16,558	$21,458	$31,551
Foreign currency translation adjustment	(340)	283	(493)	398
Unrealized gain on short-term investments, net of applicable taxes	(4)	(13)	(5)	(13)

Comprehensive income	$11,269	$16,828	$20,960	$31,936

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(13) Accumulated Deficit

The accumulated deficit balance (in thousands) changed as follows during the six months ended June 30, 2007.

Balance, December 31, 2006	$(41,981)
Net Income for the six months ended June 30, 2007	21,458
Adoption of FIN 48	(6,529)

Balance, June 30, 2007	$(27,052)

(14) Segment Information

The Company operates in two business segments – business intelligence software and services and “other”. The business segment “other” consists of the Company’s Alarm.com and Angel.com businesses. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
	Domestic	EMEA	Other Regions	Domestic	Consolidated

Geographic regions:
Three months ended June 30, 2007
Total revenues	$48,116	$22,577	$5,777	$8,336	$84,806
Long-lived assets	17,540	3,368	1,670	85	$22,663

Three months ended June 30, 2006
Total revenues	$46,620	$19,667	$5,854	$1,965	$74,106
Long-lived assets	12,489	2,247	656	76	$15,468

Six months ended June 30, 2007
Total revenues	$91,039	$43,950	$10,835	$11,410	$157,234
Long-lived assets	17,540	3,368	1,670	85	$22,663

Six months ended June 30, 2006
Total revenues	$87,227	$41,512	$11,171	$3,694	$143,604
Long-lived assets	12,489	2,247	656	76	$15,468

The domestic region includes operations in the U.S. and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2007 and 2006, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of June 30, 2007 and December 31, 2006, no individual country outside the United States accounted for 10% or more of consolidated assets. For the three and six months ended June 30, 2007 and 2006, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Domestic intercompany software fee charges to international operations of $10.1 million and $9.9 million for the three months ended June 30, 2007 and 2006, respectively, and $20.9 million and $20.4 million for the six months ended June 30, 2007 and 2006, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our core business intelligence (“BI”) business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 8 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

We also have two other businesses, Alarm.com and Angel.com, that focus outside of the business intelligence software and services market. Alarm.com is a provider of web-enabled security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. We are considering various strategic alternatives relating to these two businesses.

The following table sets forth certain operating highlights for the three and six months ended June 30, 2007 and 2006 (in thousands):

Performance Measures (in thousands)

	Core BI Business		Alarm.com		Angel.com		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Product licenses	$21,699	$23,111	$—	$—	$—	$—	$21,699	$23,111
Product support and other services	54,771	49,030	—	—	—	—	54,771	49,030
Alarm.com hardware and services	—	—	6,754	885	—	—	6,754	885
Angel.com telephony services	—	—	—	—	1,582	1,080	1,582	1,080

Total revenues	76,470	72,141	6,754	885	1,582	1,080	84,806	74,106

Cost of Revenues
Product licenses	854	603	—	—	—	(11)	854	592
Product support and other services	11,278	9,248	—	—	—	—	11,278	9,248
Alarm.com hardware and services	—	—	5,489	557	—	—	5,489	557
Angel.com telephony services	—	—	—	—	493	234	493	234

Total cost of revenues	12,132	9,851	5,489	557	493	223	18,114	10,631

Gross profit	64,338	62,290	1,265	328	1,089	857	66,692	63,475

Operating Expenses
Sales and marketing	24,587	19,026	314	227	1,509	1,060	26,410	20,313
Research and development	8,507	8,050	414	240	700	442	9,621	8,732
General and administrative	11,869	10,499	399	217	—	—	12,268	10,716
Amortization of intangible assets	18	18	—	—	—	—	18	18

Total operating expenses	44,981	37,593	1,127	684	2,209	1,502	48,317	39,779

Income (loss) from operations	$19,357	$24,697	$138	$(356)	$(1,120)	$(645)	$18,375	$23,696

	Core BI Business		Alarm.com		Angel.com		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Product licenses	$38,398	$46,244	$—	$—	$—	$—	$38,398	$46,244
Product support and other services	107,425	93,666	—	—	—	—	107,425	93,666
Alarm.com hardware and services revenue	—	—	8,319	1,458	—	—	8,319	1,458
Angel.com telephony services	—	—	—	—	3,092	2,236	3,092	2,236

Total revenues	145,823	139,910	8,319	1,458	3,092	2,236	157,234	143,604

Cost of Revenues
Product licenses	1,443	1,292	—	—	—	4	1,443	1,296
Product support and other services	22,205	17,231	—	—	—	—	22,205	17,231
Alarm.com hardware and services	—	—	5,849	1,173	—	—	5,849	1,173
Angel.com telephony services	—	—	—	—	936	465	936	465

Total cost of revenues	23,648	18,523	5,849	1,173	936	469	30,433	20,165

Gross profit	122,175	121,387	2,470	285	2,156	1,767	126,801	123,439

Operating Expenses
Sales and marketing	47,752	38,055	528	370	2,927	1,857	51,207	40,282
Research and development	14,433	15,757	787	494	1,414	730	16,634	16,981
General and administrative	24,970	20,972	898	494	—	—	25,868	21,466
Amortization of intangible assets	36	36	—	—	—	—	36	36

Total operating expenses	87,191	74,820	2,213	1,358	4,341	2,587	93,745	78,765

Income (loss) from operations	$34,984	$46,567	$257	$(1,073)	$(2,185)	$(820)	$33,056	$44,674

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

To address these opportunities and challenges, we continue to focus on certain initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of new “dynamic enterprise dashboards” to our interfaces; and

•

enhancing our global sales and services organizations, which we have grown substantially over the last eighteen months. During the three months ended June 30, 2007, we slowed the pace of headcount growth in these organizations to focus on integrating and leveraging the additional sales and services capacity we now have in place.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 9 to the Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Other than this change, there have been no significant changes to our critical accounting estimates during the three months ended June 30, 2007.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operation may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) in revenues or expenses, as applicable, from the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
International product licenses revenues	$460	$58	$974	$(709)
International product support revenues	1,019	(3)	2,135	(785)
International other services revenues	268	7	586	(282)
Cost of product support revenues	33	(3)	79	(32)
Cost of other services revenues	172	(4)	411	(136)
Sales and marketing expenses	609	(17)	1,270	(496)
General and administrative expenses	173	13	346	(106)

For example, if there had been no change to foreign currency exchange rates from 2006 to 2007, international product licenses revenues would have been $7.1 million rather than $7.5 million and $13.6 million rather than $14.6 million for the three and six months ended June 30, 2007, respectively. If there had been no change to foreign currency exchange rates from 2006 to 2007, sales and marketing expenses would have been $25.8 million rather than $26.4 million and $49.9 million rather than $51.2 million for the three and six months ended June 30, 2007, respectively.

The change in the impact of fluctuations in foreign currency exchange rates from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006 is primarily due to the weakening of the U.S. dollar as compared to the principal currencies in which the Company’s foreign subsidiaries operate. During the six months ended June 30, 2006, the U.S. dollar generally strengthened.

Results of Operations

Comparison of the three and six months ended June 30, 2007 and 2006

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product Licenses Revenues
Domestic (U.S. and Canada)	$14,182	$16,440	-13.7%	$23,840	$29,483	-19.1%
International	7,517	6,671	12.7%	14,558	16,761	-13.1%

Total product licenses revenues	$21,699	$23,111	-6.1%	$38,398	$46,244	-17.0%

The following table sets forth a summary, grouped by size, of product license transactions during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product License Transactions with Revenue Recognized in the Applicable Period:
At least $1.0 million of licenses revenue recognized	2	3	4	7
From $500,000 to $1.0 million of licenses revenue recognized	7	3	11	9

Total	9	6	15	16

Domestic:
At least $1.0 million of licenses revenue recognized	2	3	3	5
From $500,000 to $1.0 million of licenses revenue recognized	7	3	10	6

Total	9	6	13	11

International:
At least $1.0 million of licenses revenue recognized	0	0	1	2
From $500,000 to $1.0 million of licenses revenue recognized	0	0	1	3

Total	0	0	2	5

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
At least $1.0 million of licenses revenue recognized	$2,779	$4,160	-33.2%	$4,825	$9,813	-50.8%
From $500,000 to $1.0 million of licenses revenue recognized	4,474	2,197	103.6%	7,059	5,969	18.3%
Below $500,000 of licenses revenue recognized	14,446	16,754	-13.8%	26,514	30,462	-13.0%

Total	21,699	23,111	-6.1%	38,398	46,244	-17.0%

Domestic:
At least $1.0 million of licenses revenue recognized	2,779	4,160	-33.2%	3,801	7,265	-47.7%
From $500,000 to $1.0 million of licenses revenue recognized	4,474	2,197	103.6%	6,517	3,933	65.7%
Below $500,000 of licenses revenue recognized	6,929	10,083	-31.3%	13,522	18,285	-26.0%

Total	14,182	16,440	-13.7%	23,840	29,483	-19.1%

International:
At least $1.0 million of licenses revenue recognized	—	—	—	1,024	2,548	-59.8%
From $500,000 to $1.0 million of licenses revenue recognized	—	—	—	542	2,036	-73.4%
Below $500,000 of licenses revenue recognized	7,517	6,671	12.7%	12,992	12,177	6.7%

Total	$7,517	$6,671	12.7%	$14,558	$16,761	-13.1%

Domestic product licenses revenues decreased during the three months ended June 30, 2007, as compared to the same period in the prior year, primarily due to decreases in both the number and the average size of domestic transactions with less than $500,000 of recognized revenue as well as to a decrease in the number of domestic transactions with at least $1.0 million of recognized revenue. This decrease in domestic product licenses revenues was partially offset by an increase in the number of domestic transactions with greater than $500,000 but less than $1.0 million of recognized revenue. International product licenses revenues increased during the three months ended June 30, 2007, as compared to the same period in the prior year, primarily due to an increase in the average size of international transactions.

Domestic product licenses revenues decreased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily due to decreases in both the number and the average size of domestic transactions with less than $500,000 of recognized revenue as well as to decreases in both the number and the average size of domestic transactions with at least $1.0 million of recognized revenue. This decrease in domestic product licenses revenues was partially offset by an increase in the number of domestic transactions with greater than $500,000 but less than $1.0 million of recognized revenue. International product licenses revenues decreased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily due to decreases in both the number and the average size of international transactions with at least $500,000 of recognized revenue.

Product support and other services revenues. The following table sets forth product support revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Product Support Revenues:
Domestic (U.S. and Canada)	$24,181	$20,839	16.0%	$47,376	$40,097	18.2%
International	16,439	13,923	18.1%	31,515	26,389	19.4%

Total product support revenues	40,620	34,762	16.9%	78,891	66,486	18.7%

Consulting	10,640	10,950	-2.8%	21,427	20,751	3.3%
Education	3,511	3,318	5.8%	7,107	6,429	10.5%

Total product support and other services revenues	$54,771	$49,030	11.7%	$107,425	$93,666	14.7%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended June 30, 2007, as compared to the same period in the prior year. Contributing to this increase was a 13.1% growth in the number of technical support customers.

Both domestic and international product support revenues increased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily due to a 16.7% growth in the number of technical support customers.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during the three months ended June 30, 2007, as compared to the same period in the prior year, primarily due to a 31.8% decrease in the number of international billable hours, partially offset by a 7.9% increase in domestic billable hours. A portion of the decrease in international billable hours resulted from a shift by some of our larger EMEA customers to the use of a prepaid advisory service, resulting in a 14.1% increase in that program.

Consulting revenues increased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily due to a 17.6% increase in the number of domestic billable hours, partially offset by a 30.4% decrease in international billable hours. A portion of the decrease in international billable hours resulted from a shift by some of our larger EMEA customers to the use of a prepaid advisory service, resulting in a 31.1% increase in that program.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, primarily due to growth in the number of students trained.

Alarm.com and Angel.com revenues. The following table sets forth Alarm.com and Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Alarm.com
Alarm.com hardware	$6,305	$699	802.0%	$7,436	$1,127	559.8%
Alarm.com services	449	186	141.4%	883	331	166.8%

Total Alarm.com revenues	6,754	885	663.2%	8,319	1,458	470.6%
Angel.com telephony services	1,582	1,080	46.5%	3,092	2,236	38.3%

Total other services revenues	$8,336	$1,965	324.2%	$11,411	$3,694	208.9%

Alarm.com hardware revenues increased during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, primarily as a result of Alarm.com recognizing $4.1 million of revenue during the three months ended June 30, 2007 from sales to two Alarm.com distributors.

Alarm.com services revenues increased during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, primarily due to an increase in the number of customers.

Angel.com telephony services revenues increased during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, primarily due to an increase in the number of higher-value contracts.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Cost of Revenues:
Product licenses	$854	$592	44.3%	$1,443	$1,296	11.3%
Product support	2,528	2,350	7.6%	5,144	4,313	19.3%
Consulting	7,036	5,495	28.0%	13,811	10,380	33.1%
Education	1,714	1,403	22.2%	3,250	2,538	28.1%
Alarm.com hardware and services	5,489	557	885.5%	5,849	1,173	398.6%
Angel.com telephony services	493	234	110.7%	936	465	101.3%

Total cost of revenues	$18,114	$10,631	70.4%	$30,433	$20,165	50.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues increased during the three months ended June 30, 2007, as compared to the same period in the prior year, with 46.3% of the increase attributable to an increase in amortization of capitalized software development costs associated with the MicroStrategy 8.1 software release and 38.1% of the increase attributable to the release of a referral fee that was accrued in the prior year. The remainder of the increase was due to an increase in royalties paid.

Cost of product licenses revenues increased during the six months ended June 30, 2007, as compared to the same period in the prior year, with 67.8% of the increase attributable to the release of a referral fee that was accrued in the prior year. The remainder of the increase was attributable to an increase in amortization of capitalized software development costs associated with the MicroStrategy 8.0 software release, partially offset by capitalized software development costs associated with the MicroStrategy 7.5 software release which became fully amortized during 2006.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increases in cost of product support revenues during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, were primarily attributable to the expenses related to an increase in product support staffing levels and variable compensation costs to support our growing customer base. Product support headcount increased 15.6% to 104 at June 30, 2007 from 90 at June 30, 2006.

Cost of consulting and education revenues. Cost of consulting and education revenues consists of personnel and related overhead costs. The increases in cost of consulting and education revenues during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, was primarily attributable to the expenses related to increases in staffing levels to support our growing customer base. Consulting and education headcount increased 32.4% to 278 at June 30, 2007 from 210 at June 30, 2006.

Cost of Alarm.com and Angel.com revenues. Cost of Alarm.com and Angel.com revenues includes hardware and telephony costs, respectively.

The increase in cost of Alarm.com hardware and services revenues during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, was primarily attributable to increased hardware costs as a result of increased sales to two Alarm.com distributors during 2007.

The increase in cost of Angel.com telephony services revenues during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, was the result of the increase in revenue.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Sales and marketing	$24,587	$19,026	29.2%	$47,752	$38,055	25.5%
General and administrative	11,869	10,499	13.0%	24,970	20,972	19.1%
Other operating expenses	18	18	0.0%	36	36	0.0%

Total	$36,474	$29,543	23.5%	$72,758	$59,063	23.2%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended June 30, 2007, as compared to the same period in the prior year, with 80.3% of the increase attributable to an increase in staffing levels and 10.7% of the increase due to increases in infrastructure and other related support costs. The remainder of the increase was primarily attributable to increases in travel expenses and entertainment costs. Sales and marketing headcount increased 39.9% to 508 at June 30, 2007 from 363 at June 30, 2006.

Sales and marketing expenses increased during the six months ended June 30, 2007, as compared to the same period in the prior year, with 77.3% of the increase attributable to an increase in staffing levels, 12.9% of the increase attributable to increases in infrastructure and other related support costs, and 12.9% of the increase attributable to increases in travel and entertainment costs. These increases were partially offset by a decrease in net marketing expenses primarily as a result of an increase in registration and sponsorship fees charged by us for MicroStrategy World 2007.

General and administrative expenses for our core BI business. General and administrative expenses for core BI business consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended June 30, 2007, as compared to the same period in the prior year, with 59.6% of the increase due to an increase in compensation costs and staffing levels, 24.0% of the increase due to an increase in recruiting costs, and 13.3% of the increase due to increases in third-party consulting costs. The increase in third-party consulting costs was primarily the result of increased tax, audit, legal and administrative costs associated with our activity in and expansion into foreign markets. Additionally, increased third-party consulting costs were incurred to upgrade our enterprise resource planning software. These increases were partially offset by a decrease in domestic legal costs as a result of the settlement and reduction of an accrual for legal services of $0.8 million. General and administrative headcount increased 29.8% to 270 at June 30, 2007 from 208 at June 30, 2006.

General and administrative expenses increased during the six months ended June 30, 2007, as compared to the same period in the prior year, with 47.9% of the increase attributable to an increase in compensation costs and staffing levels, 22.2% of the increase attributable to increases in third-party consulting costs, and 19.7% of the increase attributable to an increase in recruiting costs. The increase in third-party consulting costs was primarily the result of increased tax, audit, legal and administrative costs associated with our activity in and expansion into foreign markets. Additionally, increased third-party consulting costs were incurred to upgrade our enterprise resource planning software. These increases were partially offset by a decrease in domestic legal costs as a result of the reduction of an accrual for legal services of $0.8 million.

Alarm.com and Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Alarm.com and Angel.com businesses, in the aggregate, and percentage changes for these expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Sales and marketing	$1,823	$1,287	41.6%	$3,455	$2,227	55.1%
General and administrative	399	217	83.9%	898	494	81.8%

Total	$2,222	$1,504	47.7%	$4,353	$2,721	60.0%

The increases in sales and marketing and general and administrative expenses during the three and six months ended June 30, 2007, as compared to the same periods in the prior year, were primarily attributable to expenses related to increases in staffing levels to support the growing revenue streams of those businesses. Our core BI business provides general and administrative expenses to Angel.com. The amount provided is not significant for the three and six months ended June 30, 2007 and 2006.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Gross research and development expenses:
Core research and development activities	$8,507	$8,049	5.7%	$16,852	$15,757	6.9%
Alarm.com and Angel.com research and development activities	1,114	683	63.1%	2,201	1,224	79.8%
Capitalized software development costs	—	—	0.0%	(2,419)	—	0.0%

Total research and development expenses	$9,621	$8,732	10.2%	$16,634	$16,981	-2.0%

Amortization of capitalized software development costs included in cost of product licenses revenues	$652	$531	22.8%	$1,107	$1,062	4.2%

Research and development expenses increased during the three months ended June 30, 2007, as compared to the same period in the prior year, primarily due to growth in staffing levels. Research and development headcount increased 10.5% to 263 at June 30, 2007 from 238 at June 30, 2006.

Research and development expenses decreased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily due to the capitalization of $2.4 million in software development costs related to our MicroStrategy 8.1 software release during the first quarter of 2007, as compared to none during the same period in the prior year. This decrease was partially offset by an increase in expenses relating to growth in staffing levels.

As of June 30, 2007, our research and development resources were allocated to the following projects: 32% to MicroStrategy 8, 38% to new product initiatives, and 30% to other research and development, including our Alarm.com and Angel.com businesses and internal information technology initiatives.

Provision (Benefit) for Income Taxes. During the six months ended June 30, 2007 and 2006, we recorded a provision for income taxes of $13.5 million and $13.9 million, respectively, resulting in an effective tax rate of 38.6% and 30.6% respectively. Our effective tax rate increased during the six months ended June 30, 2007, as compared to the same period in the prior year, primarily as a result of foreign pretax losses in certain jurisdictions with no related income tax benefit due to a lack of evidence supporting our ability to utilize these losses in the future. Of the $13.5 million provision in the six months ended June 30, 2007, $10.8 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $13.9 million provision in the six months ended June 30, 2006, $12.1 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards.

As of June 30, 2007, we had domestic and foreign net operating loss carryforwards of $157.5 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $72.2 million. We have domestic net operating loss carryforwards of $137.4 million that will begin to expire in 2021, and $20.1 million of foreign net operating loss carryforwards that will begin to expire in the fourth quarter of 2007. Also, as of June 30, 2007, we had a valuation allowance of $27.9 million (pre-tax) primarily related to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect to expire unused.

We intend to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to our pre-tax income for the six months ended June 30, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2007 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of

	June 30, 2007	December 31, 2006	June 30, 2006
Current:
Deferred product licenses revenue	$2,096	$3,451	$1,667
Deferred product support revenue	85,874	91,516	72,872
Deferred other services revenue	15,218	14,984	12,258

	103,188	109,951	86,797
Less: billed and unpaid deferred revenue	(37,075)	(53,373)	(28,003)

	$66,113	$56,578	$58,794

Non-current:
Deferred product licenses revenue	$351	$509	$423
Deferred product support revenue	2,031	2,921	2,009
Deferred other services revenue	375	46	12

	2,757	3,476	2,444
Less: billed and unpaid deferred revenue	(863)	(2,349)	(993)

	$1,894	$1,127	$1,451

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of June 30, 2007, as compared to December 31, 2006, was primarily attributable to the large volume of product support customers that paid during the six months ended June 30, 2007. The increase in deferred revenue and advance payments as of June 30, 2007, as compared to June 30, 2006, was primarily attributable to the growth in the number of technical support customers and a higher percentage of technical support renewals from our existing customers.

We expect to recognize $103.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months and six months ended June 30, 2007, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On June 30, 2007, we had $76.1 million in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As June 30, 2007, we had $2.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements that we may enter into in the future. Through June 30, 2007, we repurchased an aggregate of 1,834,233 shares of our class A common stock at an average price of $100.11 and an aggregate cost of $183.6 million pursuant to the 2005 Share Repurchase Program. As of July 27, 2007, $116.4 remains available to be used for purchases under our 2005 Share Repurchase Program.

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

	Twelve Months Ended June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Operating leases:	11,729	10,082	8,418	1,266	957	674	33,126
Purchase obligations:	2,500	25,000	13,526	—	—	—	41,026

Total	$14,229	$35,082	$21,944	$1,266	$957	$674	$74,152

We adopted FIN 48 on January 1, 2007. As of June 30, 2007, we had $6.9 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. The decrease in net cash provided by operating activities during the six months ended June 30, 2007, as compared to the same period in the prior year, was primarily attributable to a $10.1 million decrease in operating income, a $5.0 million deposit under the agreement to purchase a corporate aircraft, a $1.3 million decrease in deferred taxes and a $2.6 million decrease in deferred revenue and advance payments, partially offset by a $3.5 million decrease in accounts receivable.

Net Cash Provided by Investing Activities. During the six months ended June 30, 2007, net cash used in investing activities was $4.5 million, as compared to $52.0 million provided by investing activities during the six months ended June 30, 2006. This change is primarily a result of sales and maturities of short-term investments of $106.7 million, offset by the purchases of short-term investments of $52.9 million, during the six months ended June 30, 2006 and the $2.4 million of capitalized software development costs incurred during the six months ended June 30, 2007.

Net Cash Used in Financing Activities. During the six months ended June 30, 2007, net cash used in financing activities was $40.7 million, as compared to $107.8 million in the six months ended June 30, 2006. This decrease was primarily attributable to a decrease in our repurchases of class A common stock.

Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2007. As of June 30, 2007, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated results of operations and financial position.

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

As of June 30, 2007, we did not have any material investments.

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates. Our international revenues and expenses are denominated in foreign currencies, principally the euro and British pound sterling. The functional currency of each of our foreign subsidiaries is the local currency.

International sales accounted for 33.4% and 34.4% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 34.8% and 36.7% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. We anticipate that international revenues will continue to account for a significant portion of total revenues.

As of June 30, 2007, a 10% adverse change in foreign exchange rates would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.2%.

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

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Our competitors that are primarily focused on business intelligence products include, among others, Actuate, Business Objects, Cognos, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, or if our channel partners do not operate in accordance with their contractual agreements with us, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2007, transactions by channel partners for which we recognized revenues accounted for 11% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to sell our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $105.9 million as of June 30, 2007. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $37.9 million, resulting in net deferred revenue and advance payments of $68.0 million as of June 30, 2007. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future commitments by our customers to purchase products, product support or other services through 2011 totaling $45.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2007 and 2006; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 33.4% and 34.4% of our total revenues for the three months ended June 30, 2007 and 2006, respectively and 34.8% and 36.7% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. Our international operations require significant management attention and financial resources.

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

We face a variety of risks in doing business with the U.S. government, various state and local governments, and agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts and audits

Our customers include the U.S. government and a number of state and local governments or agencies. There are a variety of risks in doing business with government entities, including:

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 27, 2007, holders of our class B common stock owned 2,775,244 shares of class B common stock, or 74.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 317,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 65.8% of the total voting power, as of July 27, 2007. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or directors of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 – April 31, 2007	0	N/A	N/A	$116,379,949
May 1, 2007 – May 31, 2007	0	N/A	N/A	$116,379,949
June 1, 2007 – June 30, 2007	0	N/A	N/A	$116,379,949
Total:	0	N/A	N/A	$116,379,949

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

Item 4.	Submission of Matters of a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 16, 2007. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect eight (8) directors for the next year:
Michael J. Saylor	32,554,999	3,723,319	–	–
Sanju K. Bansal	33,020,759	3,257,559	–	–
Matthew W. Calkins	36,083,049	195,269	–	–
Robert H. Epstein	36,213,349	64,969	–	–
David W. LaRue	36,213,230	65,088	–	–
Jarrod M. Patten	36,082,993	195,325	–	–
Carl J. Rickertsen	36,213,210	65,108	–	–
Thomas P. Spahr	36,082,415	195,903	–	–

2. To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.	36,201,729	74,290	2,299	–

Item 6.	Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of Designated Company Vehicles Policy.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 2, 2007