Form 10-Q
period 2007-09-30
MICROSTRATEGY INC
filed 2007-11-02
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 26, 2007 was 14,067,109 and 2,775,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$75,725	$78,980
Restricted cash and investments	2,875	3,799
Accounts receivable, net	52,782	54,468
Prepaid expenses and other current assets	9,366	8,649
Deferred tax assets, net	29,038	29,510

Total current assets	169,786	175,406
Property and equipment, net	10,136	11,102
Capitalized software development costs, net	2,903	1,903
Deposits and other assets	11,417	2,461
Deferred tax assets, net	35,795	57,944

Total Assets	$230,037	$248,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,947	$24,378
Accrued compensation and employee benefits	30,502	31,872
Deferred revenue and advance payments	65,045	56,578

Total current liabilities	116,494	112,828
Deferred revenue and advance payments	2,389	1,127
Other long-term liabilities	1,809	1,710

Total Liabilities	120,692	115,665

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,061 shares issued and 9,384 shares outstanding, and 13,972 shares issued and 9,918 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized;
2,775 issued and outstanding	3	3
Additional paid-in capital	445,678	440,768
Treasury stock, at cost, 4,676 and 4,054 shares, respectively	(331,410)	(268,776)
Accumulated other comprehensive income	2,777	3,123
Accumulated deficit	(7,717)	(41,981)

Total Stockholders’ Equity	109,345	133,151

Total Liabilities and Stockholders’ Equity	$230,037	$248,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Product licenses	$30,210	$24,494
Product support, services and other revenues	65,634	53,171

Total revenues	95,844	77,665

Cost of Revenues:
Product licenses	713	826
Product support, services and other revenues	15,294	10,883

Total cost of revenues	16,007	11,709

Gross Profit	79,837	65,956

Operating Expenses:
Sales and marketing	28,843	21,518
Research and development	9,626	8,794
General and administrative	12,748	12,469
Amortization of intangible assets	18	18

Total operating expenses	51,235	42,799

Income from Operations	28,602	23,157
Financing and Other Income:
Interest income, net	927	583
Gain on investments	—	14
Other expense, net	(809)	(208)

Total financing and other income	118	389

Income before income taxes	28,720	23,546
Provision for income taxes	9,385	6,574

Net Income	$19,335	$16,972

Basic earnings per share (1)	$1.57	$1.34

Basic weighted average shares outstanding	12,286	12,707

Diluted earnings per share (1)	$1.51	$1.27

Diluted weighted average shares outstanding	12,771	13,325

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Product licenses	$68,608	$70,738
Product support, services and other revenues	184,470	150,531

Total revenues	253,078	221,269

Cost of Revenues:
Product licenses	2,156	2,122
Product support, services and other revenues	44,284	29,752

Total cost of revenues	46,440	31,874

Gross Profit	206,638	189,395

Operating Expenses:
Sales and marketing	80,050	61,800
Research and development	26,260	25,776
General and administrative	38,616	33,935
Amortization of intangible assets	54	53

Total operating expenses	144,980	121,564

Income from Operations	61,658	67,831
Financing and Other Income:
Interest income, net	2,782	2,062
Gain (loss) on investments	—	14
Other expense, net	(804)	(876)

Total financing and other income	1,978	1,200

Income before income taxes	63,636	69,031
Provision for income taxes	22,843	20,508

Net Income	$40,793	$48,523

Basic earnings per share (1)	$3.29	$3.70

Basic weighted average shares outstanding	12,416	13,097

Diluted earnings per share (1)	$3.15	$3.52

Diluted weighted average shares outstanding	12,953	13,766

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$40,793	$48,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,738	5,755
Bad debt provision	1,447	696
Deferred taxes	18,559	17,532
Stock-based compensation	428	1,086
Excess tax benefits from stock-based payment arrangements	(2,269)	(2,208)
Other, net	116	145
Changes in operating assets and liabilities:
Accounts receivable	1,088	1,874
Prepaid expenses and other current assets	(486)	(1,401)
Deposits and other assets	(1,414)	(142)
Accounts payable and accrued expenses, compensation and employee benefits	(6,582)	(3,078)
Deferred revenue and advance payments	7,279	9,504
Other long-term liabilities	37	(482)

Net cash provided by operating activities	64,734	77,804

Investing activities:
Proceeds from maturities of short-term investments	—	112,666
Purchases of short-term investments	—	(58,900)
Advance deposits on purchases of property and equipment	(7,500)	—
Purchases of property and equipment, net	(2,868)	(2,671)
Capitalized software development costs	(2,650)	—
Decrease in restricted cash and investments	997	1,308

Net cash (used in) provided by investing activities	(12,021)	52,403

Financing activities:
Proceeds from sale of class A common stock under employee stock purchase plan and exercise of employee stock options	2,013	2,919
Excess tax benefits from stock-based payment arrangements	2,269	2,208
Purchases of treasury stock	(62,634)	(131,959)

Net cash used in financing activities	(58,352)	(126,832)
Effect of foreign exchange rate changes on cash and cash equivalents	2,384	2,135

Net (decrease) increase in cash and cash equivalents	(3,255)	5,510
Cash and cash equivalents, beginning of period	78,980	42,318

Cash and cash equivalents, end of period	$75,725	$47,828

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

(3) Restricted Cash and Investments

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2007 and December 31, 2006, the Company had $1.9 million and $2.9 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets. During July 2007, $1.0 million in cash collateral was released from the security agreement due to a scheduled reduction in the security deposit for the Company’s corporate headquarters.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	September 30, 2007	December 31, 2006
Billed and billable	$96,523	$112,080
Less: billed and unpaid deferred revenue	(40,948)	(55,722)

	55,575	56,358
Less: allowance for doubtful accounts	(2,793)	(1,890)

	$52,782	$54,468

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	September 30, 2007	December 31, 2006
Current:
Deferred product licenses revenue	$2,386	$3,451
Deferred product support revenue	88,181	91,516
Deferred other services revenue	14,241	14,984

	104,808	109,951
Less: billed and unpaid deferred revenue	(39,763)	(53,373)

	$65,045	$56,578

Non-current:
Deferred product licenses revenue	$369	$509
Deferred product support revenue	2,015	2,921
Deferred other services revenue	1,190	46

	3,574	3,476
Less: billed and unpaid deferred revenue	(1,185)	(2,349)

	$2,389	$1,127

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

The Company made deposits of $5 million and $2.5 million with regards to this aircraft in January 2007 and September 2007, respectively, and recorded the amount of the deposits in deposits and other assets.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of September 30, 2007 or December 31, 2006. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended September 30, 2007, the Company repurchased an aggregate of 264,157 shares of its class A common stock at an average price per share of $67.74 and an aggregate cost of $17.9 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2007, the Company repurchased an aggregate of 621,931 shares of its class A common stock at an average price of $100.71 and an aggregate cost of $62.6 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2007, the Company had repurchased an aggregate of 2,098,390 shares of its class A common stock at an average price of $96.03 and an aggregate cost of $201.5 million pursuant to the 2005 Share Repurchase Program.

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

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 forward that were used in later tax years. The Company is currently under tax audits in Germany and Japan; however, no adjustments have been proposed to date. A French tax audit relating to tax years 2003 through 2005 was settled during the second quarter of 2007 with no adjustments to previously filed tax returns. Accordingly, the FIN 48 tax accrual of $0.2 million relating to this audit was reversed.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of January 1, 2007, the amount of accrued interest expense on unrecognized tax benefits was not material.

As of September 30, 2007, if recognized, $7.4 million of unrecognized tax benefits would impact the effective tax rate. Unrecognized tax benefits related to cross border transactions are expected to increase by $0.4 million by the end of 2007. During the nine months ended September 30, 2007, the Company recognized an additional $1.1 million of tax expense related to post-2006 uncertain tax positions. During the same time period, the Company recognized a $0.2 million benefit related to the settlement of a tax audit in France.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	September 30, 2007	December 31, 2006
Deferred tax assets, net of deferred tax liabilities	$74,323	$95,182
Valuation allowance	(9,490)	(7,728)

Deferred tax assets, net of valuation allowance	$64,833	$87,454

Short-term deferred tax assets, net	$29,038	$29,510
Long-term deferred tax assets, net	35,795	57,944

Total deferred tax assets, net	$64,833	$87,454

The valuation allowance as of each of September 30, 2007 and December 31, 2006 relates to domestic capital loss carryforwards and certain foreign net operating loss carryforwards that the Company expects will expire unused.

The Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2007. For the nine months ended September 30, 2007 and 2006, the Company’s consolidated annualized effective tax rate was 35.9% and 29.7%, respectively. The Company’s effective tax rate increased during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of foreign pretax losses in certain foreign jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration.

The Company intends to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. “Previously taxed income” related to prior Subpart F deemed dividends is distributed currently; however, no additional tax is incurred on the distribution. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the nine months ended September 30, 2007 did not include any provision for U.S. federal and state income taxes on the projected amount of these undistributed 2007 foreign earnings. The Company accrues applicable U.S. federal and state income taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, valuation allowances, and uncertain tax positions, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methods, expected tax authority positions on audit, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities in each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use the net operating loss carryforwards, research and development tax credit carryforwards, alternative minimum tax credit carryforwards, and foreign tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward periods. Valuation allowances have been established where the Company expects deferred tax assets to expire unused.

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of September 30, 2007. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through September 30, 2007.

The Company recognized share-based compensation expense of $0.1 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. The Company recognized share-based compensation expense of $0.4 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$19,335	$16,972	$40,793	$48,523
Foreign currency translation adjustment	156	(622)	(337)	(224)
Unrealized gain on short-term investments, net of applicable taxes	(4)	(7)	(9)	(20)

Comprehensive income	$19,487	$16,343	$40,447	$48,279

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

(13) Accumulated Deficit

The accumulated deficit balance (in thousands) changed as follows during the nine months ended September 30, 2007:

Balance, December 31, 2006	$(41,981)
Net Income for the nine months ended September 30, 2007	40,793
Adoption of FIN 48	(6,529)

Balance, September 30, 2007	$(7,717)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14) Segment Information

The Company operates in two business segments – business intelligence software and services and “other”. The business segment “other” consists of the Company’s Alarm.com and Angel.com businesses. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
	Domestic	EMEA	Other Regions	Domestic	Consolidated
Geographic regions:
Three months ended September 30, 2007
Total revenues	$55,482	$28,152	$5,772	$6,438	$95,844
Long-lived assets	19,052	3,596	1,727	81	$24,456
Three months ended September 30, 2006
Total revenues	$47,071	$22,715	$5,824	$2,055	$77,665
Long-lived assets	11,496	2,441	1,134	68	$15,139
Nine months ended September 30, 2007
Total revenues	$146,520	$72,102	$16,607	$17,849	$253,078
Long-lived assets	19,052	3,596	1,727	81	$24,456
Nine months ended September 30, 2006
Total revenues	$134,299	$64,227	$16,994	$5,749	$221,269
Long-lived assets	11,496	2,441	1,134	68	$15,139

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For each of the three and nine months ended September 30, 2007 and 2006, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of each of September 30, 2007 and December 31, 2006, no individual country outside the United States accounted for 10% or more of consolidated assets. For each of the three and nine months ended September 30, 2007 and 2006, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

Domestic intercompany software fee charges to international operations of $9.3 million and $12.5 million for the three months ended September 30, 2007 and 2006, respectively, and $30.2 million and $32.9 million for the nine months ended September 30, 2007 and 2006, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

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

We also have two other businesses, Alarm.com and Angel.com, that focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. We are considering various strategic alternatives relating to these two businesses.

The following table sets forth certain operating highlights for the three and nine months ended September 30, 2007 and 2006 (in thousands):

Performance Measures (in thousands)

	Core BI Business		Alarm.com		Angel.com		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Product licenses	$30,210	$24,494	$—	$—	$—	$—	$30,210	$24,494
Product support and services revenues	59,196	51,115	—	—	—	—	59,196	51,115
Alarm.com hardware and services	—	—	4,613	850	—	—	4,613	850
Angel.com telephony services	—	—	—	—	1,825	1,206	1,825	1,206

Total revenues	89,406	75,609	4,613	850	1,825	1,206	95,844	77,665

Cost of Revenues
Product licenses	713	830	—	—	—	(4)	713	826
Product support and other services	11,276	9,901	—	—	—	—	11,276	9,901
Alarm.com hardware and services	—	—	3,511	701	—	—	3,511	701
Angel.com telephony services	—	—	—	—	507	281	507	281

Total cost of revenues	11,989	10,731	3,511	701	507	277	16,007	11,709

Gross profit	77,417	64,878	1,102	149	1,318	929	79,837	65,956

Operating Expenses
Sales and marketing	26,931	20,042	300	311	1,612	1,165	28,843	21,518
Research and development	8,615	7,963	347	280	664	551	9,626	8,794
General and administrative	12,147	12,060	594	409	7	—	12,748	12,469
Amortization of intangible assets	18	18	—	—	—	—	18	18

Total operating expenses	47,711	40,083	1,241	1,000	2,283	1,716	51,235	42,799

Income (loss) from operations	$29,706	$24,795	$(139)	$(851)	$(965)	$(787)	$28,602	$23,157

	Core BI Business		Alarm.com		Angel.com		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Product licenses	$68,608	$70,738	$—	$—	$—	$—	$68,608	$70,738
Product support and services revenues	166,621	144,781	—	—	—	—	166,621	144,781
Alarm.com hardware and services	—	—	12,932	2,308	—	—	12,932	2,308
Angel.com telephony services	—	—	—	—	4,917	3,442	4,917	3,442

Total revenues	235,229	215,519	12,932	2,308	4,917	3,442	253,078	221,269

Cost of Revenues
Product licenses	2,156	2,122	—	—	—	—	2,156	2,122
Product support and services revenues	33,481	27,132	—	—	—	—	33,481	27,132
Alarm.com hardware and services	—	—	9,360	1,874	—	—	9,360	1,874
Angel.com telephony services	—	—	—	—	1,443	746	1,443	746

Total cost of revenues	35,637	29,254	9,360	1,874	1,443	746	46,440	31,874

Gross profit	199,592	186,265	3,572	434	3,474	2,696	206,638	189,395

Operating Expenses
Sales and marketing	74,683	58,097	828	681	4,539	3,022	80,050	61,800
Research and development	23,048	23,721	1,134	774	2,078	1,281	26,260	25,776
General and administrative	37,117	33,032	1,492	903	7	—	38,616	33,935
Amortization of intangible assets	54	53	—	—	—	—	54	53

Total operating expenses	134,902	114,903	3,454	2,358	6,624	4,303	144,980	121,564

Income (loss) from operations	$64,690	$71,362	$118	$(1,924)	$(3,150)	$(1,607)	$61,658	$67,831

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect will continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle and SAP, have begun incorporating certain business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we continue to focus on certain initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces; and

•

enhancing our global sales and services organizations, which we have grown substantially over the last eighteen months. During the three months ended September 30, 2007, we continued to slow the pace of headcount growth in these organizations to focus on integrating and leveraging the additional sales and services capacity we now have in place.

We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough in any particular period to offset any unexpected revenue shortfall in that period. Accordingly, any shortfall in revenue may cause significant variation in our operating results. We therefore, believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note 9 to the Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and otherwise there have been no significant changes to our critical accounting estimates and policies during the three months ended September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
International product licenses revenues	$604	$368	$1,596	$(327)
International product support revenues	1,176	537	3,351	(222)
International other services revenues	384	164	985	(115)
Cost of product support revenues	45	23	128	(8)
Cost of other services revenues	197	101	614	(35)
Sales and marketing expenses	740	272	2,057	(210)
General and administrative expenses	98	137	474	34

For example, if there had been no change to foreign currency exchange rates from 2006 to 2007, international product licenses revenues would have been $10.0 million rather than $10.6 million and $23.6 million rather than $25.2 million for the three and nine months ended September 30, 2007, respectively. If there had been no change to foreign currency exchange rates from 2006 to 2007, sales and marketing expenses would have been $28.1 million rather than $28.8 million and $78.0 million rather than $80.1 million for the three and nine months ended September 30, 2007, respectively.

The change in the impact of fluctuations in foreign currency exchange rates from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 is primarily due to the weakening of the U.S. dollar as compared to the principal currencies in which the Company’s foreign subsidiaries operate. During the nine months ended September 30, 2006, the U.S. dollar generally strengthened.

Results of Operations

Comparison of the three and nine months ended September 30, 2007 and 2006

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Product Licenses Revenues:
Domestic (U.S. and Canada)	$19,574	$15,611	25.4%	$43,414	$45,095	-3.7%
International	10,636	8,883	19.7%	25,194	25,643	-1.8%

Total product licenses revenues	$30,210	$24,494	23.3%	$68,608	$70,738	-3.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
At least $1.0 million of licenses revenue recognized	6	5	10	12
Between $500,000 and $1.0 million of licenses revenue recognized	7	3	18	12

Total	13	8	28	24

Domestic:
At least $1.0 million of licenses revenue recognized	4	3	7	8
Between $500,000 and $1.0 million of licenses revenue recognized	4	3	14	9

Total	8	6	21	17

International:
At least $1.0 million of licenses revenue recognized	2	2	3	4
Between $500,000 and $1.0 million of licenses revenue recognized	3	0	4	3

Total	5	2	7	7

The following table sets forth the recognized revenue attributable to product licenses transaction, grouped by size, during the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
At least $1.0 million of licenses revenue recognized	$9,355	$8,695	7.6%	$14,180	$18,509	-23.4%
From $500,000 to $1.0 million of licenses revenue recognized	4,820	2,292	110.3%	11,879	8,261	43.8%
Below $500,000 of licenses revenue recognized	16,035	13,507	18.7%	42,549	43,968	-3.2%

Total	30,210	24,494	23.3%	68,608	70,738	-3.0%

Domestic:
At least $1.0 million of licenses revenue recognized	6,905	5,981	15.4%	10,706	13,247	-19.2%
From $500,000 to $1.0 million of licenses revenue recognized	2,955	2,292	28.9%	9,472	6,225	52.2%
Below $500,000 of licenses revenue recognized	9,714	7,338	32.4%	23,236	25,623	-9.3%

Total	19,574	15,611	25.4%	43,414	45,095	-3.7%

International:
At least $1.0 million of licenses revenue recognized	2,450	2,714	-9.7%	3,474	5,262	-34.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,865	—		2,407	2,036	18.2%
Below $500,000 of licenses revenue recognized	6,321	6,169	2.5%	19,313	18,345	5.3%

Total	$10,636	$8,883	19.7%	$25,194	$25,643	-1.8%

Domestic product licenses revenues increased during the three months ended September 30, 2007, as compared to the same period in the prior year, primarily due to an increase in the average size of domestic transactions with less than $500,000 of recognized revenue as well as to an increase in the number of domestic transactions with at least $500,000 of recognized revenue. International product licenses revenues increased during the three months ended September 30, 2007, as compared to the same period in the prior year, primarily due to an increase in the number of international transactions with greater than $500,000 but less than $1.0 million of recognized revenue.

Domestic product licenses revenues decreased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily due to a decrease in the number and average size of domestic transactions with at least $1 million of recognized revenue. This decrease in domestic product licenses revenues was partially offset by an increase in the number of domestic transactions with greater than $500,000 but less than $1.0 million of recognized revenue. International product licenses revenues decreased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily due to a decrease in the number and average size of international transactions with at least $1 million of recognized revenue.

Product support and services revenues. The following table sets forth product support revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Product Support and Services Revenues:
Domestic (U.S. and Canada)	$24,997	$21,727	15.1%	$72,373	$61,824	17.1%
International	17,676	15,189	16.4%	49,191	41,578	18.3%

Total product support revenues	42,673	36,916	15.6%	121,564	103,402	17.6%

Consulting	13,073	10,944	19.5%	34,500	31,695	8.8%
Education	3,450	3,255	6.0%	10,557	9,684	9.0%

Total product support and services revenues	$59,196	$51,115	15.8%	$166,621	$144,781	15.1%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended September 30, 2007, as compared to the same period in the prior year. Contributing to this increase was an 11.8% growth in the number of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts.

Both domestic and international product support revenues increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily due to a 16.1% growth in the number of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during the three months ended September 30, 2007, as compared to the same period in the prior year, primarily due to an 11.1% increase in total billable hours resulting from enhancements to internal business processes which are driving an increase in consultant utilization.

Consulting revenues increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily due to a 21.4% increase in the number of domestic billable hours resulting from enhancements to internal business processes which are driving an increase in consultant utilization, partially offset by a 21.9% decrease in international billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, primarily due to growth in the number of students trained resulting from the increase in public classes, on-site training and new education and training offerings.

Alarm.com and Angel.com revenues. The following table sets forth Alarm.com and Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%

	2007	2006	Change	2007	2006	Change
Alarm.com
Alarm.com hardware	$3,764	$620	507.1%	$11,388	$1,747	551.9%
Alarm.com services	849	230	269.1%	1,544	561	175.2%

Total Alarm.com revenues	4,613	850	442.7%	12,932	2,308	460.3%
Angel.com telephony services	1,825	1,206	51.3%	4,917	3,442	42.9%

Total other services revenues	$6,438	$2,056	213.1%	$17,849	$5,750	210.4%

Alarm.com hardware revenues increased during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, primarily as a result of Alarm.com recognizing $3.6 million and $7.7 million of revenue from sales to two Alarm.com distributors during the three and nine months ended September 30, 2007, respectively,.

Alarm.com services revenues increased during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, primarily due to an increase in the number of customers.

Angel.com telephony services revenues increased during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, primarily due to an increase in the number of higher-value contracts.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%

	2007	2006	Change	2007	2006	Change
Cost of Revenues:
Product licenses	$713	$826	-13.7%	$2,156	$2,122	1.6%
Product support	2,742	2,325	17.9%	7,886	6,638	18.8%
Consulting	6,862	6,240	10.0%	20,673	16,620	24.4%
Education	1,672	1,336	25.1%	4,922	3,874	27.1%
Alarm.com hardware and services	3,511	701	400.9%	9,360	1,874	399.5%
Angel.com telephony services	507	281	80.4%	1,443	746	93.4%

Total cost of revenues	$16,007	$11,709	36.7%	$46,440	$31,874	45.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during the three months ended September 30, 2007, as compared to the same period in the prior year, primarily due to a decrease in royalties and referral fees paid.

Cost of product licenses revenues remained relatively flat during the nine months ended September 30, 2007, as compared to the same period in the prior year.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in product support staffing levels to support our growing customer base. Product support headcount increased 24.1% to 108 at September 30, 2007 from 87 at September 30, 2006.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, was primarily attributable to the expenses related to increases in staffing levels to support our growing customer base. Consulting headcount increased 7.4% to 218 at September 30, 2007 from 203 at September 30, 2006.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels to support our growing customer base. Education headcount increased 24.3% to 46 at September 30, 2007 from 37 at September 30, 2006.

Cost of Alarm.com and Angel.com revenues. Cost of Alarm.com and Angel.com revenues includes hardware and telephony costs, respectively.

The increase in cost of Alarm.com hardware and services revenues during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, was primarily attributable to increased hardware costs as a result of increased sales to two Alarm.com distributors during 2007.

The increase in cost of Angel.com telephony services revenues during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, was the result of the increase in customer demand, which requires us to purchase additional telecommunications capacity.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Sales and marketing	$26,931	$20,042	34.4%	$74,683	$58,097	28.5%
General and administrative	12,147	12,060	0.7%	37,117	33,032	12.4%
Other operating expenses	18	18	0.0%	54	53	1.9%

Total	$39,096	$32,120	21.7%	$111,854	$91,182	22.7%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended September 30, 2007, as compared to the same period in the prior year, with 84.7% of the increase attributable to an increase in expenses related to an increase in staffing levels and 6.4% of the increase due to increases in facility and other related support costs. The remainder of the increase was primarily attributable to increases in travel expenses and entertainment costs. Sales and marketing headcount increased 32.2% to 567 at September 30, 2007 from 429 at September 30, 2006.

Sales and marketing expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, with 80.4% of the increase attributable to an increase in expenses related to an increase in staffing levels, 10.2% of the increase attributable to increases in facility and other related support costs, and 11.1% of the increase attributable to increases in travel and entertainment costs.

General and administrative expenses for our core BI business. General and administrative expenses for core BI business consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased slightly during the three months ended September 30, 2007, as compared to the same period in the prior year, with a $1.4 million increase due to an increase in expenses related to an increase in staffing levels and a $0.4 million increase in recruiting costs partially offset by a decrease of $0.7 million related to a decrease in withholding taxes resulting from a change in tax law related to our subsidiary in Brazil. Additionally, in the three months ended September 30, 2006, general and administrative expenses included a non-recurring expense of $1.1 million associated with litigation relating to a commercial dispute involving our subsidiary in Spain. General and administrative headcount increased 37.8% to 299 at September 30, 2007 from 217 at September 30, 2006.

General and administrative expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, with a $3.3 million increase due to an increase in expenses related to an increase in staffing levels, $1.8 million increase in third-party consulting costs and $1.2 million increase in recruiting costs partially offset by a decrease of $0.7 million related to a decrease in withholding taxes resulting from a change in tax law related to our subsidiary in Brazil and a decrease in domestic legal costs as a result of a settlement and reduction in the accrual for legal services of $0.8 million. The increase in third-party consulting costs was primarily the result of increased tax, audit, legal and administrative costs associated with our activity in and expansion into foreign markets. Additionally, increased third-party consulting costs were incurred to upgrade our enterprise resource planning software. Additionally, in the nine months ended September 30, 2006, general and administrative expenses included a non-recurring expense of $1.1 million associated with litigation relating to a commercial dispute involving our subsidiary in Spain.

Alarm.com and Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Alarm.com and Angel.com businesses, in the aggregate, and percentage changes for these expenses for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Sales and marketing	$1,912	$1,476	29.5%	$5,367	$3,703	44.9%
General and administrative	601	409	46.9%	1,499	903	66.0%

Total	$2,513	$1,885	33.3%	$6,866	$4,606	49.1%

The increase in sales and marketing and general and administrative expenses during the three and nine months ended September 30, 2007, as compared to the same periods in the prior year, were primarily attributable to expenses related to increases in staffing levels to support the growing revenue streams of those businesses. Our core BI business provides general and administrative services to Angel.com. The amount of expenses attributable to these services was not significant for each of the three and nine months ended September 30, 2007 and 2006.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2007	2006	Change	2007	2006	Change
Gross research and development expenses:
Core research and development activities	$8,846	$7,962	11.1%	$25,698	$23,721	8.3%
Alarm.com and Angel.com research and development activities	1,011	832	21.5%	3,212	2,055	56.3%
Capitalized software development costs	(231)	—		(2,650)	—

Total research and development expenses	$9,626	$8,794	9.5%	$26,260	$25,776	1.9%

Amortization of capitalized software development costs included in cost of product licenses revenues	$542	$531	2.1%	$1,650	$1,592	3.6%

Research and development expenses increased during the three months ended September 30, 2007, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s new China technology center. Research and development headcount increased 23.5% to 305 at September 30, 2007 from 247 at September 30, 2006.

Research and development expenses increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily due to an increase in expenses relating to growth in staffing levels partially offset by the capitalization of $2.6 million in software development costs related to our MicroStrategy 8.1 software release during the first quarter of 2007, as compared to none during the same period in the prior year.

As of September 30, 2007, our research and development resources were allocated to the following projects: 37% to MicroStrategy 8, 38% to new product initiatives, and 25% to other research and development, including our Alarm.com and Angel.com businesses and internal information technology initiatives.

Provision (Benefit) for Income Taxes. During the nine months ended September 30, 2007 and 2006, we recorded a provision for income taxes of $22.8 million and $20.5 million, respectively, resulting in an effective tax rate for such periods of 35.9% and 29.7%, respectively. Our effective tax rate increased during the nine months ended September 30, 2007, as compared to the same period in the prior year, primarily as a result of foreign pretax losses in certain jurisdictions with no related income tax benefit due to a lack of evidence supporting our ability to utilize these losses in the future. Of the $22.8 million provision in the nine months ended September 30, 2007, $18.5 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $20.5 million provision in the nine months ended September 30, 2006, $18.7 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards.

As of September 30, 2007, we had domestic and foreign net operating loss carryforwards of $139.4 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $64.8 million. We have domestic net operating loss carryforwards of $119.2 million that will begin to expire in 2021, and $20.1 million of foreign net operating loss carryforwards that will begin to expire in the fourth quarter of 2007. Also, as of September 30, 2007, we had a valuation allowance of $28.6 million (pre-tax) primarily related to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that we expect to expire unused.

We intend to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. “Previously taxed income” related to prior Subpart F deemed dividends is distributed currently; however, no additional tax is incurred on the distribution. Accordingly, the annualized effective tax rate applied to our pre-tax income for the nine months ended September 30, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2007 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of

	September 30,	December 31,	September 30,
	2007	2006	2006
Current:
Deferred product licenses revenue	$2,386	$3,451	$2,367
Deferred product support revenue	88,181	91,516	75,482
Deferred other services revenue	14,241	14,984	13,484

	104,808	109,951	91,333
Less: billed and unpaid deferred revenue	(39,763)	(53,373)	(34,194)

	$65,045	$56,578	$57,139

Non-current:
Deferred product licenses revenue	$369	$509	$196
Deferred product support revenue	2,015	2,921	1,751
Deferred other services revenue	1,190	46	17

	3,574	3,476	1,964
Less: billed and unpaid deferred revenue	(1,185)	(2,349)	(607)

	$2,389	$1,127	$1,357

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of September 30, 2007, as compared to December 31, 2006, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2006 that subsequently were paid. The increase in deferred revenue and advance payments as of September 30, 2007, as compared to September 30, 2006, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

We expect to recognize $104.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months and nine months ended September 30, 2007, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On September 30, 2007, we had $75.7 million in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2007, we had $1.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended September 30, 2007, we repurchased an aggregate of 264,157 shares of its class A common stock at an average price per share of $67.74 and an aggregate cost of $17.9 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2007, we repurchased an aggregate of 621,931 shares of its class A common stock at an average price of $100.71 and an aggregate cost of $62.6 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2007, we had repurchased an aggregate of 2,098,390 shares of our class A common stock at an average price of $96.03 and an aggregate cost of $201.5 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. We made deposits of $5 million and $2.5 million with regards to this aircraft in January and September 2007, respectively.

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

	Twelve Months Ended September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Operating leases:	11,898	9,845	6,819	1,319	813	502	31,196
Purchase obligations:	25,000	13,526	—	—	—	—	38,526

Total	$36,898	$23,371	$6,819	$1,319	$813	$502	$69,722

We adopted FIN 48 on January 1, 2007. As of September 30, 2007, we had $7.4 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. The decrease in net cash provided by operating activities during the nine month ended September 30, 2007, as compared to the same period in the prior year, was primarily attributable to a $7.7 million decrease in operating income, a $2.2 million decrease in deferred revenue and advance payment and a $3.5 million decrease in accounts payable and accrued expenses, partially offset by a $1.0 million decrease in deferred taxes and $0.8 million increase in bad debt expense.

Net Cash (Used in) Provided by Investing Activities. During the nine months ended September 30, 2007, net cash used in investing activities was $12.0 million, as compared to $52.4 million provided by investing activities during the nine months ended September 30, 2006. This change is primarily a result of sales and maturities of short-term investments, net of purchases, of $53.8 million during the nine months ended September 30, 2006 and $7.5 million in deposits made under the agreement to purchase a corporate aircraft and $2.6 million of capitalized software development costs incurred during the nine months ended September 30, 2007.

Net Cash Used in Financing Activities. During the nine months ended September 30, 2007, net cash used in financing activities was $58.4 million, as compared to $126.8 million in the nine months ended September 30, 2006. This decrease was primarily attributable to a decrease in our repurchases of our class A common stock.

Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2007. As of September 30, 2007, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2007, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 35.4% and 36.7% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 35.1% and 36.7% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2007, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.3%.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Micro Strategy. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, Oracle acquired Hyperion Solutions in April 2007 and SAP entered into an agreement to acquire Business Objects in October 2007. By doing so, they may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, or if our channel partners do not operate in accordance with their contractual agreements with us, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2007, transactions by channel partners for which we recognized revenues accounted for 9.8% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to sell our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $108.4 million as of September 30, 2007. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $40.9 million, resulting in net deferred revenue and advance payments of $67.4 million as of September 30, 2007. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2011 totaling $44.1 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2007 and 2006; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 35.4% and 36.7% of our total revenues for the three months ended September 30, 2007 and 2006, respectively and 35.1% and 36.7% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Our international operations require significant management attention and financial resources.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 26, 2007, holders of our class B common stock owned 2,775,244 shares of class B common stock, or 74.7% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 317,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 65.7% of the total voting power, as of October 26, 2007. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 – July 31, 2007	0	N/A	N/A	$116,376,949
August 1, 2007 – August 31, 2007	225,757	$67.49	225,757	$101,140,205
September 1, 2007 – September 30, 2007	38,400	$69.21	38,400	$98,482,583
Total:	264,157	$67.74	264,157	$98,482,583

(1)	The Average Price Paid per Share includes broker commissions.

(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 1, 2007