Form 10-Q/A
period 2007-09-30
MICROSTRATEGY INC
filed 2007-11-05
CIK 1050446

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 26, 2007 was 9,390,967 and 2,775,244, respectively.

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends our previously filed Form 10-Q for the quarter ended September 30, 2007 (the “Quarterly Report”) and is being filed solely to correct an error in the number of shares of the registrant’s class A common stock outstanding on October 26, 2007 set forth on the cover page of the Quarterly Report. The correct number of shares of the registrant’s class A common stock outstanding on October 26, 2007 is 9,390,967.

All other information in the previously filed Quarterly Report remains unchanged. The Quarterly Report, as amended by this Amendment, continues to speak as of November 2, 2007 (the filing date of the previously filed Quarterly Report), and we have not updated the disclosure contained in the report to reflect any events that occurred following such date.

PART II — OTHER INFORMATION

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

Date: November 5, 2007