Form 10-K
period 2007-12-31
MICROSTRATEGY INC
filed 2008-02-19
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 29, 2007 on the Nasdaq National Market) was approximately $904.6 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 1, 2008 was 9,185,026 and 2,770,244, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

MICROSTRATEGY INCORPORATED

MicroStrategy, MicroStrategy 8, MicroStrategy Business Intelligence Platform, MicroStrategy Dynamic Enterprise Dashboards, MicroStrategy Mobile, and MicroStrategy Integrity Manager are either trademarks or registered trademarks of MicroStrategy Incorporated in the United States and certain other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

Overview

MicroStrategy is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. The MicroStrategy mission is to empower every business user to make more informed decisions by providing timely, relevant and accurate answers to their business questions. To achieve this mission, MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to business users in the format that suits them best, from high-level dashboards to custom reports and advanced analysis via e-mail, web, fax, wireless and voice communication channels. MicroStrategy engineers its software for reliability, scalability, security and ease of administration for organizations of all sizes. Leading companies and government organizations worldwide have chosen MicroStrategy as their enterprise business intelligence standard.

Our software platform, MicroStrategy 8, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. Our products can be deployed on company intranets to provide employees with information to make better, more cost-effective business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers and executives the critical insight they need to make better business and management decisions and to optimize their operations. With extranet deployments, enterprises can use MicroStrategy 8 to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for our customers and strategic partners.

We were incorporated as a Delaware corporation on November 17, 1989.

Industry Background

Business intelligence software offers decision-makers the opportunity to ask and answer questions about data that has been captured but not yet fully exploited.

Four key business needs have driven demand for business intelligence solutions:

•

Increase User Access and Scalability:    In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers—from customer service representatives to the CEO within a company and from customers to suppliers outside the organization—demand and can benefit from the insight that business intelligence can provide. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across the enterprise.

•

Increase Data Scalability:    Increasing information generation, and in particular, the ability to capture electronically and store every business transaction has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. While transaction-level information is now routinely captured, organizations can struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data—making even the most detailed information meaningful to business users. As a result, users want to be able to discover easily trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

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

The emergence and widespread acceptance of the Internet as a medium of communication and commerce have changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers and suppliers access to their information. Business intelligence tools are one of the gateways to this information. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but also to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings and enter into transactions that were once conducted face-to-face or via the telephone. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

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

Need to Create a Personalized, One-to-One Customer and/or Supplier Experience While Maintaining Privacy.    Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences, and earn their loyalty by providing superior service, security and convenience. In order to successfully acquire, retain and upgrade customers, organizations need to understand their profiles, their transaction history, their past responses to marketing campaigns, and their interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging. At the same time, while businesses have the opportunity to collect a variety of information that could improve targeting, customers are concerned about the potential for loss or abuse of their privacy.

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

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy 8 platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to report, analyze and monitor their business with all of the five most popular styles of business intelligence, which consist of:

1.	Scorecards and Dashboards—Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence targets the business monitoring needs of managers and executives.

2.	Reporting—Report formats can convey more detailed operational information than is conveyed on a scorecard or dashboard. These reports provide critical information to all personnel across the enterprise.

3.	Online Analytical Processing (OLAP) Analysis—Slice-and-dice analysis with drilling, pivoting, page-by and sorting capabilities serves business users whose analytical needs exceed the content of operational reports and require a simple environment for basic exploration within a limited range of data.

4.	Advanced and Predictive Analysis—Investigative queries that can analyze data in the database, down to the transaction level detail if necessary. This style provides extensive predictive and statistical treatment of the data for correlation analysis, trend analysis, financial analysis and projections.

5.	Alerts and Proactive Reporting—Information that needs continuous monitoring requires alerts and proactive reporting to serve large populations on set schedules, business exceptions or on-demand. This style of business intelligence targets large user populations both internal and external to the enterprise.

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

Integration of Analysis in Every Report or Scorecard.    MicroStrategy 8 makes the same powerful analytic capability available directly from enterprise reports or scorecards automatically. MicroStrategy 8 delivers analytic integration to reporting users in two ways. The first is by providing on-line analytical processing (OLAP) capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second way is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Direct Access to SAP BW, Microsoft Analysis Services and Hyperion Essbase.    MicroStrategy 8 incorporates a dynamic data access engine designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Warehouse (BW), Microsoft Analysis Services and Hyperion Essbase.

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

Direct Access to Operational Data From Enterprise Resource Planning (ERP) Systems.    MicroStrategy 8 extends the MicroStrategy metadata architecture to include attributes and facts accessed directly from non-modeled databases instantly on a query-by-query basis. MicroStrategy 8’s Operational SQL Engine enables MicroStrategy reports to include data from any operational system using either completely free-form structured query language (SQL) or a graphical query builder interface, including stored procedures and views. Since the attributes and facts from operational database sources are managed by the MicroStrategy metadata architecture, MicroStrategy’s security architecture and other reusable objects such as prompts can be applied automatically.

Heterogeneous Joining of Data From Across the Enterprise.    MicroStrategy 8 extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from different sources within the MicroStrategy object model, MicroStrategy 8 can automatically join data from multiple different sources in the same report document. Data can come from any source accessible by MicroStrategy 8, including the data warehouse, data marts, SAP BW, Microsoft Analysis Services, Hyperion Essbase and other operational system databases.

Integrating Data Mining into Mainstream Reports & Analyses.    MicroStrategy 8 extended its analytic engine to include predictive capabilities in every MicroStrategy report or analysis. MicroStrategy 8’s analytic engine can calculate four of the primary data mining functions, including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 8 also includes the ability to import data mining models directly from data mining products from vendors like IBM, Teradata, SAS, and SPSS using the predictive modeling mark-up language standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

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

Highly Stylized and Consolidated Reporting and Formatting Capabilities.    MicroStrategy Report Services technology delivers a wide range of enterprise reports via the web, including production and operational reports, managed metrics reports and scorecards. The design capabilities provide the precision necessary to deliver reports with boardroom presentation quality, without any programming. By dragging and dropping report components, users can create high quality reports with complete formatting flexibility. Unlike other conventional reporting products, the modern architecture delivers both traditional hierarchical banded reports and newer, web-oriented zone-based reports.

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

Marketing Strategy.    Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market by increasing awareness of the MicroStrategy 8 platform. Our marketing programs target five principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers in Fortune Global 2000 enterprises;

•	Corporate and departmental technology buyers in mid-sized enterprises, with annual revenues between $250 million and $1 billion;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors that want to embed analytical tools in their solutions; and

•	System integrators that have technology relationships with the largest 2,500 enterprises, governments and information intensive businesses.

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

Sales Strategy.    Our sales strategy focuses on direct sales through our dedicated sales force and relationships with indirect channel partners in order to increase market share in both domestic and international markets. We also seek to increase sales to our existing base of customers by offering a range of software and services. Furthermore, we offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software.

Products

We offer an integrated business intelligence platform, known as MicroStrategy 8, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions.

MicroStrategy 8.    MicroStrategy 8 includes a number of major enhancements from its predecessor, MicroStrategy 7i, including a redesigned web interface, interactive reporting in Report Services, improved integrated analysis to facilitate drilling into more-detailed analysis, WYSIWYG report design over the web, direct access to SAP BW metadata, direct access to operational data, improved reporting by joining heterogeneous databases, and improved predictive reporting and analysis including enhanced integration with third party data mining products.

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

MicroStrategy Intelligence Server is designed to be fault-tolerant to help ensure system availability and high performance. Through an enterprise management console, MicroStrategy Intelligence Server provides a sophisticated array of enterprise management tools, such as caching and query prioritization to streamline performance and batch job scheduling, which helps to maintain disparate and diverse user communities. Administrators can automate the dynamic adjustments of system and user governing settings, such as user thresholds and database thread priorities, in order to smooth the database workload and ensure the high performance that large user communities require.

MicroStrategy Intelligence Server is designed as a services oriented architecture to easily augment functionality and capabilities throughout the platform. MicroStrategy Intelligence Server Universal Edition uses an optimized 64-bit architecture and runs on a 64-bit Unix platform for even greater performance. MicroStrategy OLAP Services and Report Services employ this services-oriented architecture design.

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

MicroStrategy’s Dynamic Enterprise Dashboards combine advanced data visualization and animation with MicroStrategy’s industrial-strength business intelligence platform to deliver highly intuitive information dashboards that yield greater business insight than traditional graphs and grids. Business users can intuitively flip through many different perspectives of corporate performance without ever leaving the dashboard, allowing them to quickly and easily identify problems and diagnose root causes.

MicroStrategy 8 OLAP Services.    MicroStrategy 8 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy 8 OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cubes databases. End users can add or remove report objects, add derived metrics and modify the filter, all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy 8 OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Web and MicroStrategy Web Universal.    MicroStrategy Web is a proprietary zero-footprint, browser independent web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, one-click tool bars, dialogue boxes, spreadsheet formatting, advanced printing and exporting, and right-click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java Applets or client side installations or downloads, helping to ensure the highest levels of security.

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

MicroStrategy Office.    MicroStrategy Office lets every Microsoft Office user run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint and Word. MicroStrategy Office is designed using Microsoft .NET technology and accesses the MicroStrategy business intelligence platform using XML and web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform—all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

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

MicroStrategy Administrator.    MicroStrategy Administrator enables administrators to efficiently develop, deploy, monitor and maintain small and medium systems as well as enterprise-scale systems supporting thousands of users. Project migration utilities help administrators develop, test and deploy systems. Performance analysis enables administrators to monitor and tune systems for maximum performance and availability. MicroStrategy Administrator has been designed to help ensure easy management of application objects and users across multiple development, testing and production environments. MicroStrategy Administrator eases the burden of maintaining users and security by using textual commands that can be saved as scripts. These commands and scripts can be executed from either a graphical interface or from the command line giving system administrators the flexibility and ease-of-use necessary for efficient systems management. MicroStrategy Administrator tools consist of Object Manager, Enterprise Manager and Command Manager.

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

All API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK’s Portal Integration Kit includes pre-built samples for embedding MicroStrategy 8 analysis into a corporate portal. The Web Services Development Kit provides sample code that enables MicroStrategy 8 functionality to be accessed via standard web services.

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

MicroStrategy Mobile.    MicroStrategy Mobile provides mobile workers with access to BI reports on their BlackBerry smartphones. With MicroStrategy Mobile, business users will receive the same reports on their BlackBerry smartphone as they receive on their desktop, without the need for reformatting or retrofitting existing reports. The report manipulation features available in MicroStrategy Mobile allow users to view large reports within the compact screen size of the BlackBerry smartphone.

MicroStrategy Integrity Manager.    MicroStrategy Integrity Manager automatically compares and verifies the consistency of reports as changes are made to the BI ecosystem, and then highlights issues and discrepancies to monitor the overall reliability of the BI content used by business decision makers. MicroStrategy Integrity Manager reduces the need for resource-intensive manual testing by comparing versions of reports after data updates and throughout the BI development cycle, thereby automating report regression testing. Data inconsistencies can be captured much sooner in the development cycle, saving time in report testing, end user support, and issue resolution.

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

MicroStrategy Consulting.    MicroStrategy Consulting offers customers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise and extranet applications across various types of databases. MicroStrategy consultants identify the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning. By leveraging our best practices, strategic visioning, project planning and platform expertise, we assist customers’ technical staff in completing projects and developing solutions that business users will most easily adopt.

MicroStrategy Education.    MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that meets our customers’ specific education needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers and analysts. MicroStrategy offers the Perennial Education Pass Program which allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses under this annual program.

MicroStrategy Technical Advisory Services.    MicroStrategy also offers Technical Advisory Services as an advisory service for enterprise customers seeking to maximize their investment in the MicroStrategy business intelligence platform. MicroStrategy Technical Advisory Services provides members with a comprehensive program of advisory services, knowledge capital and corporate support. MicroStrategy Technical Advisory Services has been designed to help provide the optimal opportunity to experience success and the highest return on investment on MicroStrategy’s business intelligence platform. MicroStrategy Technical Advisory Services delivers subject matter expertise, project management, strategic consulting and expedited resources to enhance the success of customer deployments. Revenues from MicroStrategy Technical Advisory Services are included within revenues from consulting services discussed above.

Angel.com and Alarm.com.    We also have two non-core businesses, Angel.com and Alarm.com, that do not focus on the business intelligence market. Angel.com is a provider of interactive voice response telephony systems. Alarm.com is a provider of web-enabled security and activity monitoring technology. We are exploring strategic alternatives relating to each of these businesses.

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, telecommunications, financial services, insurance, pharmaceutical and healthcare, manufacturing, technology and Internet, and government and public services.

Below is a representative list of domestic and international firms that use the MicroStrategy business intelligence platform:

•

Retail:    The Container Store, Corporate Express, CSK Auto, Dick’s Sporting Goods Inc., Hard Rock Café, Limited Brands, Lowe’s Companies, Payless ShoeSource Worldwide, Inc., Ross Stores, Inc., and Starbucks Corporation

•	Telecommunications: Bell Canada, CNN, Comcast Corporation, Telefónica, Telephia, and Verizon Services Corp

•	Financial Services: The Bank of New York, Bank of the West, Fieldstone Mortgage, First American Financial Corp., H&R Block, and Wells Fargo Bank

•	Insurance: 21st Century Insurance, GEICO, Grange Insurance, Nationwide Mutual Insurance Company, and Pacific Life Insurance

•	Pharmaceutical and Healthcare: ImpactRx, Lloydspharmacy, Premier, Sanofi Pasteur, Wyeth Pharmaceuticals, and Upsher-Smith Laboratories

•	Manufacturing: Chevron Products Company, HD Supply, Oakwood Homes, Porsche Cars North America, Rite-Hite Corporation, Sanmina SCI Corporation, and Wilton Industries, Inc.

•	Technology/Internet: Classmates Online, Netflix, Priceline, TRX Data Services, Inc., XM Satellite Radio, and Yahoo!

•

Government/Public Services:    Centers for Medicare and Medicaid Services, Department of Homeland Security, Department of Housing and Urban Development, National Institutes of Health, Ohio Department of Education, State of Tennessee, Texas Department of Agriculture, U.S. Air Force and U.S. Army, U.S. Census Bureau, and U.S. Postal Service

Customer Case Studies

Classic Residence by Hyatt

Classic Residence by Hyatt is a national leader in luxury living for older adults that develops, owns, and operates upscale senior living communities from coast to coast. Classic Residence uses MicroStrategy reporting and dashboards across multiple strategic business areas, including sales, marketing, finance, and human resources. Given the success of installed MicroStrategy projects, Classic Residence recently expanded its use of the MicroStrategy platform to evaluate and enhance operational performance and support its growing business intelligence requirements. A MicroStrategy customer for five years, Classic Residence cited ease-of-use and increased functionality as reasons it recently expanded its use of MicroStrategy.

Dick’s Sporting Goods, Inc

Dick’s Sporting Goods, Inc. is an authentic full-line sporting goods retailer offering a broad assortment of brand name sporting goods equipment, apparel, and footwear in a specialty store environment, operating 309 stores in 34 states. Dick’s uses the MicroStrategy platform as its enterprise reporting standard to track product sales and inventory levels across its network of retail stores. With MicroStrategy, Dick’s employees perform sales, category, and inventory analyses enabling them to make analytically-based decisions that can improve business performance and customer service.

Meredith Corporation

Meredith Corporation is one of the nation’s leading media and marketing companies, with businesses focused on magazine and book publishing, television broadcasting, integrated marketing, and interactive media. Meredith Corporation’s business users depend on MicroStrategy to track the performance of marketing campaigns and use the information across all of the company’s publications and campaign types. Meredith Corporation has identified numerous advantages of its MicroStrategy projects, citing reduced charges with fulfillment vendors, higher employee productivity, and greater focus on planning and implementing marketing campaigns. Meredith cited ease-of-use and scalability as reasons it recently expanded its use of MicroStrategy.

Netflix Inc.

Netflix Inc., the world’s largest online movie rental service, selected MicroStrategy as its enterprise reporting and analysis standard. Netflix will utilize MicroStrategy for reporting and analysis of financial data, marketing campaigns, and movie recommendations. With MicroStrategy, Netflix users will gain valuable insight into critical marketing data to evaluate marketing campaigns and personalized movie recommendation data, enhance its marketing programs, and better serve its subscriber base. MicroStrategy was selected by Netflix for its ease-of-use, robust reporting and analytical capabilities, and scalability for large databases.

Reitmans Canada Limited

Reitmans, a Canadian women’s specialty retailer and MicroStrategy customer for more than five years, relies on MicroStrategy as the reporting solution for its assortment and planning applications. Reitmans chose MicroStrategy for its integrated architecture, self-service, and scalability to support a growing user base and increasing data sizes.

Sales and Marketing

Direct Sales Organization.    We market our software and services primarily through our direct sales force. We have sales offices in locations throughout the world. We are represented by distributors in several countries where we do not have sales offices.

Indirect Sales Channels.    We have entered into formal and informal relationships with reseller, value-added reseller, system integration, original equipment manufacturers (“OEM”) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer product discounts to our sales partners. Favorable product recommendations from our partners to potential customers, which include leading system integration, application development and platform manufacturers, facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage. In addition, we have entered into agreements with resellers who resell our software on a stand-alone basis.

Reseller/System Integration Alliances.    Our resellers/systems integration alliances include marketing partners who resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy 8 platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers. These marketing partners include:

2 finity	Accenture	AIM Computer Consultants
Alliance Consulting	Annams Systems Corporation	ASAP—Dell
BearingPoint	BI-Basics	BI Source
Biltmore Technologies	CapGemini	Carpio
Claraview, Inc.	Cognizant	Comsys
CSC	DataFactz	DBWorks
e2e Technologies	EC Data	Exigent Partners
Fujitsu	Hewlett-Packard Company	High Impact Technologies, Inc.
IBM	InfoCepts	Infostep
Infosys	Integrant, Inc.	iOLAP, Inc.
Jelecos	Keyrus	Lancet Software Development, Inc.
Lodestar Systems	Lunexa	Marlabs
Mobile Software	Momentum Consulting	MResult
NCS	Ontime BI	Persistent Systems
Prithvi Solutions	Pros Revenue Management	QuantiSense
RazorKnowledge	SAIC	Software by Design
Soluciones	Sybase	Syntel
Systec Solutions	Tahoe Partners	TCS
Teradata	Thaxton Consulting Group	TML Solutions
Wipro	Z Y Solutions

OEM Partners.    Our OEM partners integrate the MicroStrategy 8 Business Intelligence Platform or some of its components into their applications. Our OEM partners include:

Activant Solutions Inc	Affiliated Computer Services, Inc.	AFS Technologies
Agentrics	Alpha Bay Corporation	Amadeus International, Inc.
Amdocs, Inc.	Aperio CI	Big Machines
Blazent Inc.	CadenceQuest	Carrier IQ
Cegedim/Target Software	Clarabridge	Conclusive Marketing
Constellation Software	Coradiant	Data 911 Systems
DemandTec	EmpowerMx	Energy Softworx
EnvisionWare	Epicor/CRS	Escalate Retail
Fastech	Fathom Online	Harris
IBM/iPhrase	InQuira	Instill Corporation
Intersources	IQS	Ketera Technologies, Inc.
Kurt Salmon Associates	LexisNexis Examen	LTCQ
Maple Lake	Marketing Direct, Inc.	Marketing Software Company
MarketStance	MedAssets	MI9 Business Intelligence Systems Inc.
OATSystems	Oracle/JD Edwards	Oracle/Retek
Peracon	Pinnacle Corporation	Plan Data Management
Prescient	Rivermine Software	RS Software
Run.It	SchoolNet	SignalDemand
Siperian	SirsiDynix	SmartOps
SQLiaison	Verisign	Vestmark
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

Ab Initio	Adobe	Attunity
Avnet	BearingPoint	Composite Software
DATAllegro	ESRI	Hewlett-Packard
HyperRoll	IBM	Informatica
Intel	KXEN	Microsoft
Netezza	Oracle	Pitney Bowes MapInfo
Quadrant	QuantiSense	Red Hat
SPSS	Sun Microsystems	Sybase
Teradata	Visual Crossing	WhereScape

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, Oracle acquired Hyperion Solutions in April 2007, IBM acquired Cognos in January 2008 and SAP acquired Business Objects in January 2008. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2007, our research and product development staff consisted of 311 employees, 282 of whom work on our core business intelligence projects and 29 of whom work on research and development relating to our Angel.com and Alarm.com businesses.

Employees

As of December 31, 2007, we had a total of 1,582 employees, of whom 964 were based in the United States and 618 were based internationally. Of the total of 1,582 employees, 557 were engaged in sales and marketing, 311 in research and development, 392 in technical support, consulting and education services, and 322 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired technical and sales professionals complete a professional orientation course that ranges from one day to four weeks long. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices, ethics and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

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

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new license transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performances of our Alarm.com and Angel.com business units, which are highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”; and

•	changes in customer budgets.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits under FIN 48, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, Oracle acquired Hyperion Solutions in April 2007, IBM acquired Cognos in January 2008 and SAP acquired Business Objects in January 2008. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the year ended December 31, 2007, transactions by channel partners for which we recognized revenues accounted for 10.7%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $122.4 million as of December 31, 2007. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $56.2 million, resulting in net deferred revenue and advance payments of $66.2 million as of December 31, 2007. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2012 totaling approximately $39.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the years ended December 31, 2007, 2006 and 2005; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 36.3%, 36.3% and 38.4% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs, export restrictions and other trade barriers;

•	costs of localizing products;

•	lack of acceptance of localized products;

•	difficulties in and costs of staffing, managing and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including labor laws;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During 2007, our top three product license transactions totaled approximately $5.7 million in revenue recognized, compared to $10.2 million, including one transaction with $4.3 million in revenue recognized, during 2006, or 5.7% and 9.5% of total product licenses revenues during 2007 and 2006, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

A slowdown or downturn in the financial services industry could adversely affect our business and results of operations

We have a significant number of customers in the financial services industry. When there is a slowdown or downturn in the financial services industry, financial services firms may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, financial services customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to take their availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. Prior downturns in the financial services industry have seen an increase in the pace of industry consolidation, which if repeated could result in reduced overall spending on our products. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

We face a variety of risks in doing business with the U.S. and foreign governments, various state and local governments, and agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts and audits

Our customers include the U.S. government and a number of state and local governments or agencies. There are a variety of risks in doing business with government entities, including:

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

Our customers also include a number of foreign governments and agencies. Similar procurement, budgetary, contract and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could adversely affect our business and results of operations.

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

For example on November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. All of the involved parties are proposing a trial date of March 31, 2009. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 1, 2008, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.1% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 66.2% of the total voting power, as of February 1, 2008. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or directors of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be adversely affected.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in Northern Virginia and consists of approximately 182,000 square feet of leased facilities, including 30,000 square feet that has been subleased. The term of the lease expires in 2010 but may be extended at our option for two additional five-year terms.

In addition, we lease approximately 29,000 square feet of sales, research and development and administrative offices domestically and approximately 130,000 square feet of sales, research and development and administrative offices internationally in a variety of locations.

ITEM 3.	LEGAL PROCEEDINGS

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. All of the involved parties are proposing a trial date of March 31, 2009. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to this action. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

We also are involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on the Nasdaq Global Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2007
First Quarter	$133.12	$113.33
Second Quarter	127.76	92.41
Third Quarter	97.86	60.77
Fourth Quarter	112.39	78.85
Year ended December 31, 2006
First Quarter	$109.00	$82.78
Second Quarter	109.50	86.10
Third Quarter	102.50	75.00
Fourth Quarter	129.88	98.75

There is no established public trading market for our class B common stock. As of February 1, 2008, there were approximately 2,660 stockholders of record of our class A common stock and 5 stockholders of record of our class B common stock.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007—October 31, 2007	0	0	0	$98,482,583
November 1, 2007—November 30, 2007	224,925	$104.82	224,925	$74,905,142
December 1, 2007—December 31, 2007	27,750	$101.51	27,750	$72,088,199

Total:	252,675	$104.46	252,675	$72,088,199

(1)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

Performance Graph

In previous years, the Company has compared the performance of its class A common stock to (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) a peer group of companies consisting of Business Objects S.A., Cognos Incorporated and Actuate Corporation (the “Peer Index”). In October 2007 and November 2007, respectively, each of Business Objects and Cognos announced that it had entered into an agreement to be acquired. Both acquisitions were completed in January 2008 and Business Objects and Cognos are no longer publicly-traded companies. As a result, the Company has selected the Nasdaq Computer Index (the “NASDAQ Computer Index”) to replace the Peer Index for comparative performance purposes. As required by SEC rules, the Company has included in the performance graph below the cumulative total stockholder return on the class A common stock of the Company from December 31, 2002 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2007 (the last trading day of the fiscal year ended December 31, 2007) and the cumulative total return of the NASDAQ Composite Index, the Peer Index and the NASDAQ Computer Index over these periods. The graph assumes the investment of $100.00 on December 31, 2002 in the class A common stock of the Company, the NASDAQ Composite Index, the Peer Index and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 31, 2002, December 31, 2003, December 31, 2004, December 30, 2005, December 29, 2006 and December 31, 2007.

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
MicroStrategy Incorporated	$100.00	$347.57	$399.06	$547.69	$755.38	$630.03
NASDAQ Composite Index	$100.00	$150.79	$164.60	$168.08	$185.55	$211.29
NASDAQ Computer Index	$100.00	$150.64	$155.97	$161.13	$172.09	$209.70
Peer Index	$100.00	$162.30	$180.92	$198.39	$220.61	$318.26

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$100,344	$107,383	$99,926	$96,995	$77,221
Product support, services and other revenues	250,330	206,440	168,736	134,213	98,356

Total revenues	350,674	313,823	268,662	231,208	175,577

Cost of revenues:
Product licenses	3,055	2,763	3,535	3,710	3,240
Product support, services and other revenues	57,439	41,623	32,916	29,161	24,745

Total cost of revenues	60,494	44,386	36,451	32,871	27,985

Gross profit	290,180	269,437	232,211	198,337	147,592

Operating expenses:
Sales and marketing	111,552	88,416	70,420	69,924	57,475
Research and development	36,662	34,133	31,471	24,915	27,684
General and administrative	53,673	47,028	36,382	34,977	32,580
Restructuring and impairment charges	—	—	—	—	1,699
Amortization of goodwill and intangible assets	71	71	71	71	182

Total operating expenses	201,958	169,648	138,344	129,887	119,620

Income from operations	88,222	99,789	93,867	68,450	27,972
Financing and other income (expense):
Interest income (expense), net	3,648	2,820	2,880	1,168	(4,465)
Loss on early extinguishment of notes payable	—	—	—	—	(31,069)
Other (expense) income, net	(683)	(1,248)	1,423	(298)	307

Total financing and other income (expense)	2,965	1,572	4,303	870	(35,227)

Income (loss) from continuing operations before income taxes	91,187	101,361	98,170	69,320	(7,255)
Provision (benefit) for income taxes	32,719	30,485	33,427	(98,993)	(2,587)

Net income (loss) from continuing operations	58,468	70,876	64,743	168,313	(4,668)

Discontinued operations:
Gain from abandonment	—	—	—	—	765

Income from discontinued operations	—	—	—	—	765

Net income (loss) attributable to common stockholders	$58,468	$70,876	$64,743	$168,313	$(3,903)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Basic earnings (loss) per share (1):
Continuing operations	$4.74	$5.46	$4.38	$10.48	$(0.31)
Discontinued operations	—	—	—	—	0.05

Net income (loss) attributable to common stockholders	$4.74	$5.46	$4.38	$10.48	$(0.26)

Weighted average shares outstanding used in computing basic earnings (loss) per share	12,325	12,987	14,768	16,055	14,804

Diluted earnings (loss) per share (1):
Continuing operations	$4.55	$5.20	$4.19	$9.83	$(0.31)
Discontinued operations	—	—	—	—	$0.05

Net income (loss) attributable to common stockholders	$4.55	$5.20	$4.19	$9.83	$(0.26)

Weighted average shares outstanding used in computing diluted earnings (loss) per share	12,853	13,633	15,436	17,119	14,804

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$85,194	$78,980	$42,318	$68,314	$51,882
Restricted cash	2,982	3,799	5,076	1,210	747
Short-term investments	8	16	53,761	37,816	36
Net working capital (2)	55,738	62,578	80,705	85,543	27,608
Long-term investments	—	—	—	26,365	—
Deferred tax assets, net, short-term	29,652	29,510	22,971	20,583	1,807
Deferred tax assets, net, long-term	35,347	57,944	86,393	110,818	3,686
Total assets	241,387	248,816	277,773	336,956	114,793
Deferred revenue and advance payments, short-term	64,302	56,578	45,874	43,674	28,374
Deferred revenue and advance payments, long-term	1,936	1,127	1,554	1,681	2,750
Long-term liabilities, excluding deferred revenue and advance payments	9,137	1,710	2,815	5,063	5,987
Total stockholders’ equity	103,329	133,151	180,722	240,578	44,347

(1)	Basic and fully diluted earnings per share for Class A and Class B common stock are the same.
(2)	Net working capital is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingencies from terminated contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also have two non-core businesses, Alarm.com and Angel.com, that focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. We are considering various strategic alternatives relating to each of these businesses.

The following tables sets forth certain operating highlights for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Core BI Business	Alarm.com	Angel.com	Consolidated
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2007	2007	2007	2007
Revenues
Product licenses	$100,344	$—	$—	$100,344
Product support and services revenues	227,917	—	—	227,917
Alarm.com hardware and services	—	15,301	—	15,301
Angel.com telephony services	—	—	7,112	7,112

Total revenues	328,261	15,301	7,112	350,674

Cost of Revenues
Product licenses	3,055	—	—	3,055
Product support and services revenues	45,662	—	—	45,662
Alarm.com hardware and services	—	9,953	—	9,953
Angel.com telephony services	—	—	1,824	1,824

Total cost of revenues	48,717	9,953	1,824	60,494

Gross profit	279,544	5,348	5,288	290,180

Operating Expenses
Sales and marketing	104,525	1,116	5,911	111,552
Research and development	32,464	1,491	2,707	36,662
General and administrative	49,331	4,230	112	53,673
Amortization of intangible assets	71	—	—	71

Total operating expenses	186,391	6,837	8,730	201,958

Income (loss) from operations	$93,153	$(1,489)	$(3,442)	$88,222

	Core BI Business	Alarm.com	Angel.com	Consolidated
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2006	2006	2006	2006
Revenues
Product licenses	$107,383	$—	$—	$107,383
Product support and services revenues	197,915	—	—	197,915
Alarm.com hardware and services	—	3,537	—	3,537
Angel.com telephony services	—	—	4,988	4,988

Total revenues	305,298	3,537	4,988	313,823

Cost of Revenues
Product licenses	2,763	—	—	2,763
Product support and services revenues	37,695	—	—	37,695
Alarm.com hardware and services	—	2,834	—	2,834
Angel.com telephony services	—	—	1,094	1,094

Total cost of revenues	40,458	2,834	1,094	44,386

Gross profit	264,840	703	3,894	269,437

Operating Expenses
Sales and marketing	83,261	1,006	4,149	88,416
Research and development	31,196	1,066	1,871	34,133
General and administrative	45,743	1,285	—	47,028
Amortization of intangible assets	71	—	—	71

Total operating expenses	160,271	3,357	6,020	169,648

Income (loss) from operations	104,569	(2,654)	(2,126)	99,789

	Core BI Business	Alarm.com	Angel.com	Consolidated
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2005	2005	2005
Revenues
Product licenses	$99,926	$—	$—	$99,926
Product support and services revenues	164,808	—	—	164,808
Alarm.com hardware and services	—	1,579	—	1,579
Angel.com telephony services	—	—	2,349	2,349

Total revenues	264,734	1,579	2,349	268,662

Cost of Revenues
Product licenses	3,535	—	—	3,535
Product support and services revenues	30,887	—	—	30,887
Alarm.com hardware and services	—	1,364	—	1,364
Angel.com telephony services	—	—	665	665

Total cost of revenues	34,422	1,364	665	36,451

Gross profit	230,312	215	1,684	232,211

Operating Expenses
Sales and marketing	67,966	459	1,995	70,420
Research and development	29,514	694	1,263	31,471
General and administrative	35,574	808	—	36,382
Amortization of intangible assets	71	—	—	71

Total operating expenses	133,125	1,961	3,258	138,344

Income (loss) from operations	$97,187	$(1,746)	$(1,574)	$93,867

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect will continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM and SAP AG, have begun incorporating business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces; and

•

enhancing our global sales and services organizations, which we have grown substantially over the last two years. During 2007, we slowed the pace of headcount growth in these organizations to focus on integrating and leveraging the additional sales and services capacity we now have in place.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of net deferred tax assets, and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to software development costs, intangible assets, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

Product support or post contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. Our VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above our minimum substantive VSOE rate for PCS. If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established and we recognize all revenue under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, we believe it must be significantly lower than our minimum VSOE rate.

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

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not material for the years ended December 31, 2007, 2006 and 2005.

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

Allowance for doubtful accounts.    We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balance. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. Each quarter, we adjust this allowance based upon management’s review and assessment of each category of receivable. While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We are involved in a lawsuit with Diagnostic Systems Corp. relating to claims involving patent infringement. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to this action. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements. Additional information regarding this matter is included under “Item 3. Legal Proceedings.”

We have contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, we may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

Income Taxes.    In determining our net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, changes in applicable tax laws, transfer pricing methods, and prudent and feasible tax planning strategies. However, judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could differ materially from our projections, which could impact the carrying value of our net deferred tax assets in future periods.

As a global company with subsidiaries in many countries, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax liabilities and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws related to the utilization of net operating losses in various jurisdictions, changes in tax rates, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past and future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. If we determine that we would not be able to realize all or part of net deferred tax assets in the future, an adjustment to deferred tax assets would reduce income in the period that such determination was made.

We adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with Statement SFAS No. 109, “Accounting for Income Taxes.” It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. As a result of adoption, we recorded a tax liability of $6.5 million and a reduction in retained earnings of the same amount. During 2007, we recorded an additional $1.3 million net liability and a corresponding increase in current income tax expense. We include interest expense and penalties (if any) related to uncertain tax positions as additional tax expense.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operation may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) to the revenues or expenses, as applicable, from the prior year.

	Years Ended December 31,
	2007	2006	2005
International product licenses revenues	$2,872	$459	$298
International product support revenues	4,927	802	453
International other services revenues	1,509	219	270
Cost of product support revenues	189	36	17
Cost of other services revenues	936	169	(36)
Sales and marketing expenses	3,217	502	336
General and administrative expenses	688	125	186

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2006 to 2007, international product licenses revenues for 2007 would have been $36.2 million rather than $39.0 million. If there had been no change to foreign currency exchange rates from 2006 to 2007, sales and marketing expenses for 2007 would have been $108.3 million rather than $111.6 million.

The change in the impact of fluctuations in foreign currency exchange rates during 2007 and 2006, as compared to the prior year, is primarily due to the weakening of the U.S. dollar as compared to the euro and the other principal currencies in which the Company’s foreign subsidiaries conduct business.

Results of Operations

Comparison of the years ended December 31, 2007, 2006 and 2005

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues.    The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Product Licenses Revenues:
Domestic	$61,294	$69,816	$61,768	-12.2%	13.0%
International	39,050	37,567	38,158	3.9%	-1.5%

Total product licenses revenues	$100,344	$107,383	$99,926	-6.6%	7.5%

	Years Ended December 31,
	2007	2006	2005
Product License Transactions with Revenue Recognized in the Applicable Period:
Above $1.0 million of licenses revenue recognized	13	17	10
From $500,000 to $1.0 million of licenses revenue recognized	23	22	24

Total	36	39	34

Domestic:
Above $1.0 million of licenses revenue recognized	8	12	8
From $500,000 to $1.0 million of licenses revenue recognized	19	18	18

Total	27	30	26

International:
Above $1.0 million of licenses revenue recognized	5	5	2
From $500,000 to $1.0 million of licenses revenue recognized	4	4	6

Total	9	9	8

The following table sets forth the recognized revenue attributable to product license transactions, grouped by size, during the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$18,541	$29,302	$14,866	-36.7%	97.1%
From $500,000 to $1.0 million of licenses revenue recognized	15,421	15,899	17,245	-3.0%	-7.8%
Below $500,000 of licenses revenue recognized	66,382	62,182	67,815	6.8%	-8.3%

Total	100,344	107,383	99,926	-6.6%	7.5%

Domestic:
Above $1.0 million of licenses revenue recognized	12,206	22,868	11,781	-46.6%	94.1%
From $500,000 to $1.0 million of licenses revenue recognized	13,014	13,014	13,308	0.0%	-2.2%
Below $500,000 of licenses revenue recognized	36,074	33,934	36,679	6.3%	-7.5%

Total	61,294	69,816	61,768	-12.2%	13.0%

International:
Above $1.0 million of licenses revenue recognized	6,335	6,434	3,085	-1.5%	108.6%
From $500,000 to $1.0 million of licenses revenue recognized	2,407	2,885	3,937	-16.6%	-26.7%
Below $500,000 of licenses revenue recognized	30,308	28,248	31,136	7.3%	-9.3%

Total	$39,050	$37,567	$38,158	3.9%	-1.5%

For the years ended December 31, 2007, 2006 and 2005, product license transactions with above $500,000 in recognized revenue represented 33.8%, 42.1%, and 32.1%, respectively, of our product licenses revenues. During 2007, our top three product license transactions totaled approximately $5.7 million in revenue recognized, compared to $10.2 million and $5.5 million during 2006 and 2005, respectively, or 5.7%, 9.5%, and 5.5% of total product licenses revenues during 2007, 2006 and 2005, respectively.

Product licenses revenues decreased during 2007, as compared to 2006, due to decreases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue. During 2006, product license transactions included one unusually large transaction in which $4.3 million in revenue was recognized.

Product licenses revenues increased during 2006, as compared to 2005, due to increases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue.

Domestic product licenses revenues.    Domestic product licenses revenues decreased during 2007, as compared to 2006, due to decreases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue.

Domestic product licenses revenues increased during 2006, as compared to 2005, due to increases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue.

International product licenses revenues.    International product licenses revenues increased during 2007, as compared to 2006, due to changes in foreign currency exchange rates and an increase in the volume of product license transactions with below $500,000 in recognized revenue.

International product licenses revenues remained relatively flat during 2006, as compared to 2005, due to a decrease in the average deal size of product license transactions with below $500,000 in recognized revenue, partially offset by an increase in the number of product license transactions with above $1.0 million in recognized revenue.

Product support and services revenues.    The following table sets forth product support revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Product Support and Services Revenues:
Domestic	$97,760	$84,619	$70,021	15.5%	20.8%
International	67,848	57,517	45,830	18.0%	25.5%

Total product support revenues	165,608	142,136	115,851	16.5%	22.7%

Consulting	48,045	42,645	36,617	12.7%	16.5%
Education	14,264	13,134	12,340	8.6%	6.4%

Total product support and services revenues	$227,917	$197,915	$164,808	15.2%	20.1%

Product support revenues.    Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during each of 2007 and 2006, as compared to the prior year. Contributing to the increases was a 12.2% and 23.2% growth in the revenue recognized from our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts, during 2007 and 2006, respectively.

Although our domestic product licenses revenues decreased during 2007, as compared to 2006, product support revenues increased 15.5% during this time period. In addition, although our international product licenses revenues increased slightly during 2007, as compared to 2006, and remained relatively flat during 2006, as compared to 2005, international product support revenues increased by 18.0% and 25.5% during these time periods. The increases are attributable to the following: (1) an increase in product support contract pricing, (2) a shift in our product support strategy, from having distributors providing product support services in 2005 and prior periods to our providing the support directly to the customer, (3) differences in timing between the recognition of product licenses revenues and related product support revenues and (4) changes in foreign currency exchange rates.

Consulting revenues.    Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during 2007 and 2006, as compared to the prior year, due to increases in the number of billable systems integration hours provided to our customers.

Education revenues.    Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during each of 2007 and 2006, as compared to the prior year, due to growth in the number of students trained.

Alarm.com and Angel.com revenues.    The following table sets forth Alarm.com and Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Alarm.com
Alarm.com hardware	$12,020	$2,686	$1,375	347.5%	95.3%
Alarm.com services	3,281	851	204	285.5%	317.2%

Total Alarm.com revenues	15,301	3,537	1,579	332.6%	124.0%
Angel.com telephony services	7,112	4,988	2,349	42.6%	112.3%

Total other revenues	$22,413	$8,525	$3,928	162.9%	117.0%

Alarm.com hardware revenues increased during 2007, as compared to 2006, primarily as a result of Alarm.com recognizing $9.0 million of revenue from sales to two Alarm.com distributors during 2007. Alarm.com hardware revenues increased during 2006, as compared to 2005, primarily as a result of the increase in the number of customers and an expanded distribution channel.

Alarm.com services revenues increased during each of 2007 and 2006, as compared to prior year, primarily due to an increase in the number of customers and an expanded distribution channel.

Angel.com telephony services revenues increased during each of 2007 and 2006, as compared to prior year, primarily due to an increase in the number of higher-value contracts.

Costs and Expenses

Cost of Revenues.    The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Cost of Revenues:
Product licenses	$3,055	$2,763	$3,535	10.6%	-21.8%
Product support	10,824	9,058	8,225	19.5%	10.1%
Consulting	28,309	23,316	18,443	21.4%	26.4%
Education	6,529	5,321	4,219	22.7%	26.1%
Alarm.com hardware and services	9,953	2,834	1,364	251.2%	107.8%
Angel.com telephony services	1,824	1,094	665	66.7%	64.5%

Total cost of revenues	$60,494	$44,386	$36,451	36.3%	21.8%

Cost of product licenses revenues.    Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues increased during 2007, as compared to 2006, with 54.4% of the increase attributable to increases in referral fees and royalties paid and 46.6% of the increase attributable to an increase in amortization expense in 2007 related to new products offset by the decrease in amortization expense related to several of our products for which we recognized amortization expense during 2006 but were not fully amortized prior to 2007. Cost of product licenses revenues decreased during 2006, as compared to 2005, with 85.5% of the decrease attributable to the fact that several of our products for which we recognized amortization expense during 2005 were fully amortized prior to 2006. The remainder of the decrease was due to a decline in royalties paid.

Cost of product support revenues.    Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during 2007, as compared to 2006, was primarily attributable to the expenses related to an increase in product support staffing levels to support our growing customer base. Product support headcount increased 28.9% during 2007 to 116 at December 31, 2007 from 90 at December 31, 2006. The increase in cost of product support revenues during 2006, as compared to 2005, was also primarily attributable to the expenses related to an increase in product support staffing levels to support our growing customer base. Product support headcount increased 21.6% during 2006 to 90 at December 31, 2006 from 74 at December 31, 2005.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during 2007 and 2006, as compared to the prior year, was primarily attributable to the expenses related to increases in staffing levels to support our growing customer base. Consulting headcount increased 16.8% to 230 at December 31, 2007 from 197 at December 31, 2006. Consulting headcount increased 31.3% to 197 at December 31, 2006 from 150 at December 31, 2005.

Cost of education revenues.    Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during 2007 and 2006, as compared to the prior year, was primarily attributable to the expenses related to an increase in staffing levels to support our growing customer base. Education headcount increased 15.0% to 46 at December 31, 2007 from 40 at December 31, 2006. Education headcount increased 48.1% to 40 at December 31, 2006 from 27 at December 31, 2005.

Cost of Alarm.com and Angel.com revenues.    Cost of Alarm.com and Angel.com revenues includes hardware and telephony costs.

The increase in cost of Alarm.com hardware and services revenues during 2007, as compared to 2006, was primarily attributable to increased hardware costs as a result of increased sales to two Alarm.com distributors during 2007. The increase in cost of Alarm.com hardware and services revenues during 2006, as compared to the prior year, was primarily attributable to the increased services and hardware required to deliver services and hardware to its customers.

The increase in cost of Angel.com telephony services revenues during 2007 and 2006, as compared to the prior year, was the result of the increase in customer demand, which requires us to purchase additional telecommunications capacity.

Sales and marketing, general and administrative, and other operating expenses for core BI business.    The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Sales and marketing	$104,525	$83,261	$67,966	25.5%	22.5%
General and administrative	49,331	45,743	35,574	7.8%	28.6%
Other operating expenses	71	71	71	0.0%	0.0%

Total	$153,927	$129,075	$103,611	19.3%	24.6%

Sales and marketing expenses for core BI business.    Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during 2007, as compared to 2006, with 82.6% of the increase attributable to an increase in staffing levels and 10.6% of the increase due to increases in facility and other related support costs. The remainder of the increase was primarily attributable to increases in travel expenses and entertainment costs. These expenditures assist us in expanding our footprint both domestically and internationally. Sales and marketing headcount increased 23.5% to 520 at December 31, 2007 from 421 at December 31, 2006.

Sales and marketing expenses increased during 2006, as compared to 2005, with 71.8% of the increase due to an increase in staffing levels and incentive compensation costs, and the balance primarily due to increases in travel and entertainment. Sales and marketing headcount increased 32.8% during 2006 to 421 at December 31, 2006 from 317 at December 31, 2005.

General and administrative expenses for our core BI business.    General and administrative expenses for core BI business consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased approximately $3.6 million during 2007, as compared to 2006, with a $4.6 million increase due to an increase in expenses related to an increase in staffing levels and $0.9 million increase in recruiting costs. Partially offsetting these increases were a decrease in withholding taxes in our Brazil subsidiary of $1.2 million due to a change in the tax law related to our subsidiary in Brazil and a reduction in domestic legal costs of $0.8 million. General and administrative headcount increased 27.8% during 2007 to 308 at December 31, 2007 from 241 at December 31, 2006.

General and administrative expenses increased during 2006, as compared to 2005, with 48.1% of the increase due to an increase in compensation costs and staffing levels and 10.7% of the increase resulting from the expense associated with a commercial dispute involving our subsidiary in Spain. The balance of the increase was primarily due to increases in recruiting costs and in travel and entertainment expenses related to employee rewards and client entertainment. General and administrative headcount increased 27.5% during 2006 to 241 at December 31, 2006 from 189 at December 31, 2005.

Alarm.com and Angel.com sales and marketing and general and administrative expenses.    The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Alarm.com and Angel.com businesses, in the aggregate, and percentage changes for these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Sales and marketing	$7,027	$5,155	$2,454	36.3%	110.1%
General and administrative	4,342	1,285	808	237.9%	59.0%

Total operating expenses	$11,369	$6,440	$3,262	76.5%	97.4%

The increase in sales and marketing during 2007 and 2006, as compared to the prior year, was primarily attributable to expenses related to increases in staffing levels to support the growing revenue streams of those businesses. The increase in general and administrative expenses during 2007, as compared to 2006, was primarily attributable to a bad debt allowance of $2.1 million related to Alarm.com due to financial difficulties at one of Alarm.com’s large distributors. The remaining increase was primarily attributable to expenses related to increases in staffing levels to support the growing revenue streams of those businesses.

Research and development expenses.    Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) for the periods indicated:

	Years Ended December 31,			% Change in 2007	% Change in 2006
	2007	2006	2005
Gross research and development expenses:
Core research and development activities	$35,114	$31,507	$30,440	11.4%	3.5%
Alarm.com and Angel.com research and development activities	4,198	2,936	1,957	43.0%	50.0%
Capitalized software development costs	(2,650)	(310)	(926)	754.8%	-66.5%

Total research and development expenses	$36,662	$34,133	$31,471	7.4%	8.5%

Amortization of capitalized software development costs
included in cost of product licenses revenues	$2,212	$2,076	$2,736	6.6%	-24.1%

Research and development expenses increased during 2007, as compared to 2006, primarily due to the increase in expenses relating to the hiring of staff in our new China technology center, offset by an increase in capitalized software development costs. Research and development headcount increased 29.6% during 2007 to 311 at December 31, 2007 from 240 at December 31, 2006.

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

As of December 31, 2007, our research and development resources were allocated to the following projects: 62.2% to new product initiatives, 14.7% to MicroStrategy 8, and 23.1% to other research and development, including our Angel.com and Alarm.com businesses and internal product initiatives.

Provision for Income Taxes.    During 2007 and 2006, we recorded a provision for income taxes of $32.7 million and $30.5 million, respectively, resulting in an effective tax rate of 35.9% and 30.1%, respectively. Our effective tax rate increased during 2007, as compared to 2006, primarily as a result of foreign losses related to certain foreign subsidiaries with no tax benefits and additional tax expense related to the adoption of FIN 48. We established valuation allowances for losses related to foreign start-up operations and certain other foreign subsidiaries since, based on available evidence, it is more likely than not that the losses will not be used in the foreseeable future. Of the $32.7 million provision in 2007, $26.3 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $30.5 million provision in 2006, $27.3 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards.

As of December 31, 2007, we had domestic and foreign net operating loss carryforwards of $124.2 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $65.0 million. We have domestic net operating loss carryforwards of $102.2 million that begin to expire in 2022, and $22.0 million of foreign net operating loss carryforwards that begin to expire in 2008. As of December 31, 2007, we had a valuation allowance of $6.7 million primarily related to certain foreign net operating loss carryforward tax assets that we expect to expire unused.

With the exception of previously taxed “Subpart F” income, we intend to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. Previously taxed foreign income of $3.0 million was repatriated in 2007 with no additional tax. The annualized effective tax rate applied to our pre-tax income for the year ended December 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of non-Subpart F undistributed 2007 foreign earnings. We accrue applicable U.S. federal and state taxes, net of foreign tax credits, on projected undistributed foreign subsidiary earnings that we intend to repatriate.

During 2005, we recorded a provision for income taxes of $33.4 million, resulting in an effective tax rate of 34.1%. Our effective tax rate decreased during 2006, as compared to 2005, as the provision for income taxes in 2005 included amounts related to a $25.8 million qualified Section 965 dividend from our Bermuda subsidiary during the third quarter of 2005.

Deferred Revenue and Advance Payments.    Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2007	2006
Current:
Deferred product licenses revenue	$3,523	$3,451
Deferred product support revenue	99,885	91,516
Deferred other services revenue	15,892	14,984

	119,300	109,951
Less: billed and unpaid deferred revenue	(54,998)	(53,373)

	$64,302	$56,578

Non-current:
Deferred product licenses revenue	$290	$509
Deferred product support revenue	1,587	2,921
Deferred other services revenue	1,300	46

	3,177	3,476
Less: billed and unpaid deferred revenue	(1,241)	(2,349)

	$1,936	$1,127

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2007, as compared to 2006, was primarily attributable to the growth in the number of technical support contracts in our installed customer base, an increase in the average price, and a high percentage of technical support renewals from our existing contracts.

Including billed and unpaid deferred revenue, we expect to recognize approximately $119.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

We have also entered into certain additional agreements that include future commitments by our customers to purchase products, product support or other services through 2012, totaling approximately $39.2 million. These future commitments are not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on-going collection of our accounts receivable. On December 31, 2007 and 2006, we had $85.2 million and $79.0 million, respectively, in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2007, we had $1.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by us at any time. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. Through December 31, 2007, we repurchased an aggregate of 2,351,065 shares of our class A common stock at an average price of $96.94 and an aggregate cost of $227.9 million pursuant to the 2005 Share Repurchase Program.

During 2007, under the 2005 Share Repurchase Program, we repurchased an aggregate of 874,606 shares of class A common stock at an aggregate cost of $89.0 million. During 2006, under the 2005 Share Repurchase Program, we repurchased an aggregate of 1,379,266 shares of class A common stock at an aggregate cost of $132.0 million.

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

	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Operating leases:	12,903	10,350	6,068	1,864	1,270	2,579	35,034
Purchase obligations:	25,000	13,526	—	—	—	—	38,526

Total	$37,903	$23,876	$6,068	$1,864	$1,270	$2,579	$73,560

We adopted FIN 48 on January 1, 2007. As of December 31, 2007, we had $7.8 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $97.9 million, $104.4 million and $102.6 million during 2007, 2006 and 2005, respectively. The major components of net cash provided by operating activities for 2007 were net income of $58.5 million, a $26.2 million decrease in deferred taxes, non-cash depreciation and amortization charges of $7.6 million, bad debt expense of $3.5 million a $4.1 million increase in accounts payable and accrued expenses, a $5.0 million increase in deferred revenue and advance payments, partially offset by $3.3 million of excess tax benefits from share-based arrangements and a $3.7 million increase in prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities of $12.7 million in 2007 consisted primarily of advance deposits of $7.5 million for the corporate aircraft, $3.5 million in purchases of property and equipment, and $2.6 million of capitalized software development costs.

Net Cash Used in (Provided by) Financing Activities.    Net cash used in financing activities was $82.5 million, $121.4 million and $128.8 million during 2007, 2006 and 2005, respectively. Net cash used in financing activities for 2007 resulted primarily from purchases of treasury stock of $89.0 million, offset by proceeds from the sale of class A common stock from the exercise of stock options of $3.3 million and $3.3 million related to the recognition of excess tax benefits from the share-based arrangements. The decrease in net cash used in financing activities during 2007, as compared to 2006, was primarily attributable to a $42.9 million decrease in purchases of treasury stock, partially offset with a $2.8 million decrease in proceeds from class A common stock under the employee purchase plan and a $1.2 million decrease in proceeds of excess tax benefits from stock based payment arrangements.

Off-Balance Sheet Arrangements.    On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2007, the Company had $1.9 million in cash collateral posted under the security agreement.

As of December 31, 2007, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated results of operations and financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial position.

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

International sales accounted for 36.3%, 36.3% and 38.4% of our total revenues for the years ended December 31, 2007, 2006, and 2005. We anticipate that international revenues will continue to account for a significant portion of total revenues.

As of December 31, 2007, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.5%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the report of independent public accounting firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors—Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2007 (the “2008 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees—Compensation Committee” in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

Page
1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	59
Consolidated Financial Statements:
Balance Sheets	61
Statements of Operations	62
Statements of Stockholders’ Equity	63
Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66

2. Consolidated Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	87

3. Exhibits

(b) Exhibits

We hereby file as part of this Form 10-K the exhibits listed in the Index to Exhibits.

(c) Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II—Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as whole. Schedule II is presented for purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 8 to the consolidated financial statements, in 2007, MicroStrategy Incorporated adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 15, 2008

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$85,194	$78,980
Restricted cash and investments	2,982	3,799
Accounts receivable, net	52,214	54,468
Prepaid expenses and other current assets	12,681	8,649
Deferred tax assets, net	29,652	29,510

Total current assets	182,723	175,406

Property and equipment, net	9,544	11,102
Capitalized software development costs, net	2,340	1,903
Deposits and other assets	11,433	2,461
Deferred tax assets, net	35,347	57,944

Total assets	$241,387	$248,816

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,469	$24,378
Accrued compensation and employee benefits	39,214	31,872
Deferred revenue and advance payments	64,302	56,578

Total current liabilities	126,985	112,828
Deferred revenue and advance payments	1,936	1,127
Other long-term liabilities	9,137	1,710

Total liabilities	138,058	115,665

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,113 shares issued and 9,184 shares outstanding, and 13,972 shares issued and 9,918 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 and 2,775 shares issued and outstanding, respectively	3	3
Additional paid-in capital	448,229	440,768
Treasury stock, at cost; 4,929 and 4,054 shares, respectively	(357,804)	(268,776)
Accumulated other comprehensive income	2,929	3,123
Retained earnings (Accumulated deficit)	9,958	(41,981)

Total stockholders’ equity	103,329	133,151

Total liabilities and stockholders’ equity	$241,387	$248,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product licenses	$100,344	$107,383	$99,926
Product support, services and other revenues	250,330	206,440	168,736

Total revenues	350,674	313,823	268,662
Cost of revenues:
Product licenses	3,055	2,763	3,535
Product support, services and other revenues	57,439	41,623	32,916

Total cost of revenues	60,494	44,386	36,451

Gross profit	290,180	269,437	232,211

Operating expenses:
Sales and marketing	111,552	88,416	70,420
Research and development	36,662	34,133	31,471
General and administrative	53,673	47,028	36,382
Amortization of intangible assets	71	71	71

Total operating expenses	201,958	169,648	138,344

Income from operations	88,222	99,789	93,867
Financing and other income (expense):
Interest income, net	3,648	2,820	2,880
Gain (loss) on investments	41	14	(127)
Other (expense) income, net	(724)	(1,262)	1,550

Total financing and other income	2,965	1,572	4,303

Income before income taxes	91,187	101,361	98,170
Provision for income taxes	32,719	30,485	33,427

Net income	$58,468	$70,876	$64,743

Basic earnings per share (1)	$4.74	$5.46	$4.38

Weighted average shares outstanding used in computing basic earnings per share	12,325	12,987	14,768

Diluted earnings per share (1)	$4.55	$5.20	$4.19

Weighted average shares outstanding used in computing diluted earnings per share	12,853	13,633	15,436

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	12,841	$13	3,394	$3	(68)	$(2,331)	$417,287

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	136	—	(136)	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	293	—	—	—	—	—	5,703
Purchases of treasury stock	—	—	—	—	(2,607)	(134,486)	—
Tax effect of stock option exercises	—	—	—	—	—	—	5,072

Balance at December 31, 2005	13,270	$13	3,258	$3	(2,675)	$(136,817)	$428,062

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	482	—	(482)	—	—	—	—
Issuance of class A common stock under stock option plans	220	1	(1)	—	—	—	6,095
Purchases of treasury stock	—	—	—	—	(1,379)	(131,959)	—
Tax effect of stock option exercises	—	—	—	—	—	—	5,270
Stock option compensation expense							1,341

Balance at December 31, 2006	13,972	$14	2,775	$3	(4,054)	$(268,776)	$440,768

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Adoption of FIN 48	—	—	—	—	—	—	—
Conversion of class B to class A common stock	5	—	(5)	—	—	—	—
Issuance of class A common stock under stock option plans	136	—	—	—	—	—	3,291
Purchases of treasury stock	—	—	—	—	(875)	(89,028)	—
Tax effect of stock option exercises	—	—	—	—	—	—	3,622
Stock option compensation expense							548

Balance at December 31, 2007	14,113	$14	2,770	$3	(4,929)	$(357,804)	$448,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2004	$—	$3,206	$(177,600)	$240,578

Net income	—	—	64,743	64,743
Change in unrealized gain on investments, net of applicable taxes	18	—	—	18
Foreign currency translation adjustment	—	(906)	—	(906)

Comprehensive income	—	—	—	63,855
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option and purchase plans	—	—	—	5,703
Purchases of treasury stock	—	—	—	(134,486)
Tax effect of stock option exercises	—	—	—	5,072

Balance at December 31, 2005	$18	$2,300	$(112,857)	$180,722

Net income	—	—	70,876	70,876
Change in unrealized gain on investments, net of applicable taxes	(19)	—	—	(19)
Foreign currency translation adjustment	—	824	—	823

Comprehensive income	—	—	—	71,681
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	6,096
Purchases of treasury stock	—	—	—	(131,959)
Tax effect of stock option exercises	—	—	—	5,270
Stock option compensation expense	—	—	—	1,341

Balance at December 31, 2006	$(1)	$3,124	$(41,981)	$133,151

Net income	—	—	58,468	58,468
Change in unrealized gain on investments, net of applicable taxes	(8)	—	—	(8)
Foreign currency translation adjustment	—	(186)	—	(186)

Comprehensive income	—	—	—	58,274
Adoption of FIN 48	—	—	(6,529)	(6,529)
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	3,291
Purchases of treasury stock	—	—	—	(89,028)
Tax effect of stock option exercises	—	—	—	3,622
Stock option compensation expense	—	—	—	548

Balance at December 31, 2007	$(9)	$2,938	$9,958	$103,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$58,468	$70,876	$64,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,596	7,635	8,496
Bad debt expense	3,481	1,020	349
Deferred taxes	26,137	26,528	27,988
Stock-based compensation	548	1,341	—
Excess tax benefits from stock based arrangements	(3,272)	(4,479)	—
Loss on investments	—	1	127
Discount amortization benefit	—	—	(490)
Release of deferred tax valuation allowance	—	—	(630)
Other, net	162	159	18
Changes in operating assets and liabilities:
Accounts receivable	(103)	(10,727)	(3,681)
Prepaid expenses and other current assets	(3,697)	(2,108)	(358)
Deposits and other assets	(1,434)	(117)	557
Accounts payable and accrued expenses, compensation and employee benefits	4,128	8,289	3,762
Accrued restructuring costs	(363)	(1,184)	(1,888)
Deferred revenue and advance payments	5,001	7,891	4,754
Other long-term liabilities	1,244	(706)	(1,196)

Net cash provided by operating activities	97,896	104,419	102,551

Investing activities:
Proceeds from sales and maturities of investments	—	112,666	180,335
Purchases of short-term investments	—	(58,900)	(169,243)
Advance deposits on purchase of property and equipment	(7,500)	—	—
Purchases of property and equipment, net	(3,476)	(4,496)	(1,907)
Capitalized software development costs	(2,650)	(310)	(926)
Decrease (increase) in restricted cash and investments	931	1,372	(3,937)

Net cash provided by (used in) investing activities	(12,695)	50,332	4,322

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options and employee stock purchase plan	3,291	6,094	5,703
Excess tax benefits from stock based arrangements	3,272	4,479	—
Purchase of treasury stock	(89,028)	(131,959)	(134,486)

Net cash used in financing activities	(82,465)	(121,386)	(128,783)
Effect of foreign exchange rate changes on cash and cash equivalents	3,478	3,297	(4,086)

Net increase (decrease) in cash and cash equivalents	6,214	36,662	(25,996)
Cash and cash equivalents, beginning of period	78,980	42,318	68,314

Cash and cash equivalents, end of period	$85,194	$78,980	$42,318

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$23	$30	$56

Cash paid during the year for income taxes	$5,217	$5,012	$4,868

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

(c)  Cash and Cash Equivalents and Restricted Cash and Investments

Cash equivalents include money market instruments and commercial paper. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2007 and 2006, the Company had $1.9 million and $2.9 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

(d)  Property and Equipment

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

(e)  Software Development Costs

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

Capitalized software development costs, net of accumulated amortization, were $2.3 million and $1.9 million as of December 31, 2007 and 2006, respectively. Amortization expense related to software development costs was $2.2 million, $2.1 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2007 and 2006, and 2005, the Company capitalized software development costs of $2.7 million and $0.3 million and $0.9 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)  Loss Contingencies and Legal Costs

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to loss contingencies. Legal costs are expensed in the period in which the costs are incurred.

(g)  Deferred Revenue and Advance Payments

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

The Company has also entered into certain additional agreements that include future commitments by the Company’s customers to purchase products, product support or other services through 2012 totaling approximately $39.2 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

(h)  Revenue Recognition

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product support revenue (or “PCS”) is derived from providing technical software support and software updates and upgrades to customers. PCS is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for post contract support (“PCS”), which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate.

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

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. Contracts accounted for under the percentage of completion method were not significant for the years ended December 31, 2007, 2006 and 2005.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(i)  Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $0.5 million, $1.1 million, and $0.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, the Company had no prepaid advertising costs.

(j)  Income Taxes

The Company is subject to federal, state, and local income taxes in many foreign countries and recognizes deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) issued by the Financial Accounting Standards Board (“FASB”). Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company is required to evaluate its tax positions taken pursuant to the guidelines contained in FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense.

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Basic and Diluted Earnings Per Share

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

(l)  Foreign Currency Translation

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net loss of $0.9 million, $1.5 million in 2007 and 2006, respectively, and a net gain of $1.2 million in 2005, and are included in other income (expense) on the accompanying statements of operations.

(m)  Concentrations of Credit Risk

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2007 and 2006, no individual customer accounted for 10% or more of net accounts receivable or 10% or more of revenue.

(n)  Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)  Recent Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

(3)    Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2007	2006
Billed and billable	$112,500	$112,080
Less: billed and unpaid deferred revenue	(56,239)	(55,722)

	56,261	56,358
Less: allowance for doubtful accounts	(4,047)	(1,890)

	$52,214	$54,468

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2007	2006
Computer equipment and purchased software	$29,032	$26,735
Furniture and equipment	13,780	13,290
Leasehold improvements	10,716	10,178
Internally developed software	4,444	4,444

	57,972	54,647
Less: accumulated depreciation and amortization	(48,428)	(43,545)

	$9,544	$11,102

Depreciation and amortization expense related to property and equipment was $5.3 million, $5.5 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(5)    Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2007	2006
Current:
Deferred product licenses revenue	$3,523	$3,451
Deferred product support revenue	99,885	91,516
Deferred other services revenue	15,892	14,984

	119,300	109,951
Less: billed and unpaid deferred revenue	(54,998)	(53,373)

	$64,302	$56,578

Non-current:
Deferred product licenses revenue	$290	$509
Deferred product support revenue	1,587	2,921
Deferred other services revenue	1,300	46

	3,177	3,476
Less: billed and unpaid deferred revenue	(1,241)	(2,349)

	$1,936	$1,127

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6)    Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. All of the involved parties are proposing a trial date of March 31, 2009. The outcome of this litigation is not presently determinable.

The Company also is involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

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

Year	Amount
2008	$37,903
2009	23,876
2010	6,068
2011	1,864
2012	1,270
Thereafter	2,579

$73,560

Total rental expenses for the years ended December 31, 2007, 2006, and 2005 were $14.5 million, $12.9 million, and $12.3 million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(8)    Income Taxes

U.S. and international components of income from operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2007	2006	2005
U.S.	$65,032	$69,882	$64,886
Foreign	26,155	31,479	33,284

Total	$91,187	$101,361	$98,170

For the years ended December 31, the provision (benefit) for income taxes from operations consists of the following, (in thousands):

	2007	2006	2005
Current:
Federal	$1,243	$(1,517)	$2,148
State	1,131	583	53
Foreign	4,041	4,090	5,011

	$6,415	$3,156	$7,212

Deferred:
Federal	$22,181	$23,601	$21,506
State	3,687	3,830	3,106
Foreign	436	(102)	1,603

	$26,304	$27,329	$26,215

Total provision	$32,719	$30,485	$33,427

For the years ended December 31, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows, (in thousands):

	2007	2006	2005
Income tax expense at federal statutory rate	$31,916	$35,476	$34,360
State taxes, net of federal tax effect	2,400	2,868	3,086
Impact of international operations	(4,640)	(10,287)	(5,802)
Change in valuation allowance	1,659	2,042	1,104
Change in rates on deferred taxes	1,043	106	281
Research and development tax credit	(157)	(120)	(270)
Other permanent differences	498	400	668

Total	$32,719	$30,485	$33,427

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2007	2006
Deferred tax assets, net:
Net operating loss carryforwards	$46,973	$67,790
Tax credit/capital loss carryforwards	8,804	11,502
Amortization	9,560	10,938
Deferred revenue adjustment	1,120	525
Allowances and other accruals	3,662	2,955
Restructuring and other	3,180	4,566

	73,299	98,276
Valuation allowance	(6,679)	(7,728)

Deferred tax assets, net of valuation allowance	66,620	90,548

Deferred tax liabilities:
Prepaid expenses and other	216	1,350
Capitalized software development costs	914	742
Depreciation	491	1,002

Total deferred tax liabilities	1,621	3,094

Total net deferred taxes	$64,999	$87,454

The change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands).

2007
Unrecognized tax benefits at January 1, 2007	$6,529
Increase (decrease) related to positions taken in prior period	—
Increase (decrease) related to positions taken in current period	1,575
Increase (decrease) related to settlement with tax authorities	(228)
Reductions related to expiration of statute of limitations	(114)

Unrecognized tax benefits at December 31, 2007	$7,762

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits shown above is expected to decrease by $0.2 million due to expirations of foreign statutes of limitations. The amount of interest expense and penalties related to the above unrecognized tax benefits is not material. The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company is currently under income and/or payroll tax audit in Germany (for tax years 2001-2006), Japan (for tax years 2004-2006), and the United Kingdom (for tax years 2002-2006). The Company is under a U.S. employment tax audit for tax year 2004 and a corporate income tax audit in New York State (for tax years 2003-2005). Other than a United Kingdom employment tax assessment which was accrued in 2007, to date there have been no audit assessments related to these audits in the U.S. or any of the applicable foreign countries.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s net operating loss carryforward position in the U.S., its tax years from 1999 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years. The Company is subject to various state and local tax statutes of limitations. The Company has extended the statute of limitations until December 31, 2008 for an employment tax audit for tax year 2004. The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany for tax years 2000 to 2007, Spain for tax years 2003 to 2007, and the United Kingdom for tax years 2001 to 2007.

2007

The Company has domestic net operating loss carryforwards of $102.2 million that begin to expire in 2022, and $22.0 million of foreign net operating loss carryforwards that begin to expire in 2008. The Company has federal research and development tax credit carryforward tax assets of $4.5 million, which begin to expire in 2018, foreign tax credit assets of $2.6 million which begin to expire in 2015, and $1.1 million of alternative minimum tax credit carryforward tax assets, which have no expiration date. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company (see discussion below).

The valuation allowance of $6.7 million at December 31, 2007 primarily related to certain foreign net operating loss carryforward tax assets that the Company expects to expire unused.

With the exception of previously taxed “Subpart F” income, the Company intends to indefinitely reinvest the undistributed 2007 earnings of certain foreign subsidiaries. Previously taxed foreign income of $3.0 million was repatriated in 2007 with no additional tax. The annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2007 did not include any provision for U.S. federal and state taxes on the projected amount of non-Subpart F undistributed 2007 foreign earnings. The Company accrues applicable U.S. federal and state taxes, net of foreign tax credits, on projected non-Subpart F undistributed foreign subsidiary earnings that it intends to repatriate.

2006

The Company has domestic net operating loss carryforwards of $162.3 million that begin to expire in 2021, and $15.9 million of foreign net operating loss carryforwards that begin to expire in 2007. The Company has federal research and development tax credit carryforward tax assets of $4.3 million, which begin to expire in 2018, foreign tax credit assets of $2.1 million which begin to expire in 2015, and $1.1 million of alternative minimum tax credit carryforward tax assets, which have no expiration date. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company (see discussion below).

The valuation allowance of $7.7 million at December 31, 2006 primarily relates to certain foreign net operating loss carryforwards and domestic capital loss carryforward tax assets that the Company expects to expire unused.

With the exception of previously taxed “Subpart F” income, the Company intends to indefinitely reinvest the undistributed 2006 earnings of certain foreign subsidiaries. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the year ended December 31, 2006 did not include any provision for U.S. federal and state taxes on the projected amount of non-Subpart F undistributed 2006 foreign earnings. The Company accrues applicable U.S. federal and state taxes, net of foreign tax credits, on projected non-Subpart F undistributed foreign subsidiary earnings that it intends to repatriate.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will utilize the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward period.

Pursuant to the provisions of §382 of the Internal Revenue Code, an “ownership change” involving 5% or greater shareholders occurred in May 2003. Section 382 provides an annual limitation on the amount of Federal net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the change date multiplied by a U.S. federal long-term tax exempt interest rate. The Company does not currently expect the limitations under the §382 ownership change rules to impact the Company’s ability to use its net operating loss carryforwards or tax credits. Accordingly, the Company has not established a valuation allowance (related to the §382 limitation) in 2007 related to the company’s remaining U.S. Federal net operating loss carryforward deferred tax asset or other tax credit assets.

(9)    Share-Based Compensation

The Company adopted SFAS No. 123 (revised) (“SFAS No. 123R), “Share-Based Payment” as of January 1, 2006 using the modified prospective method. SFAS No. 123R eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for share-based awards. SFAS No. 123R also clarifies earlier guidance in several areas, including measuring fair value, classifying an award as

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow and a reduction of taxes paid within operating cash flows. Under the modified prospective method, the Company has not restated its prior period financial statements for the related share-based compensation amounts. The Company has applied SFAS No. 123R for any portion of awards that were granted and have not fully vested prior to December 31, 2005 and any new awards granted after January 1, 2006.

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

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of December 31, 2007.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense under SFAS No. 123R for this subsidiary have not been significant through December 31, 2007.

Since the adoption of SFAS No. 123R and through December 31, 2007, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity. Certain subsidiaries to the Company may issue equity awards or equity-based awards on equity of the applicable subsidiary in the future.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the related compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During years ended December 31, 2007 and 2006, the Company recorded total share-based compensation of $0.5 and $1.3 million, respectively, and an insignificant amount of related income tax benefits in the Consolidated Statement of Operations.

On May 26, 2006, the Company’s Board of Directors approved an amendment to the stock option granted on June 7, 2001 to F. David Fowler, a former member of the Company’s Board of Directors until his retirement from the Board on May 31, 2006. The option provided Mr. Fowler the right to purchase an aggregate of 10,000 shares of the Company’s class A common stock, vesting in five equal annual installments beginning on the first anniversary of the grant date. The amendment provided that the final 2,000 share installment of this award, which was scheduled to vest on June 7, 2006, instead vested in full as of May 26, 2006. On May 26, 2006 the Company recognized $0.1 million in share-based compensation to reflect the amendment of this award. All other terms and conditions applicable to the stock option remain unchanged.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations for the periods indicated (in thousands):

	2007	2006
Cost of services	$7	$18
Sales and marketing	137	292
Research and development	81	197
General and administrative	323	834

Total share-based compensation expense	$548	$1,341

For the year ended December 31, 2005, the Company measured compensation expense relating to share-based compensation using the intrinsic value method allowed at the time. Based on this method, no share-based compensation cost was reflected in net income during the year ended December 31, 2005. If compensation expense had been recorded based on the fair value of awards, the Company’s net income would have been adjusted to equal the pro forma amounts presented below for the period indicated (in thousands, except per share data):

2005
Net income, as reported	$64,743
Stock-based employee compensation expense included in net income, as reported, net of tax	—
Stock-based employee compensation expense under fair value based method, net of tax	(2,282)

Pro forma net income	$62,461

Basic net income per share, as reported	$4.38

Diluted net income per share, as reported	$4.19

Basic net income per share, pro forma	$4.23

Diluted net income per share, pro forma	$4.05

The pro forma stock-based compensation expense is shown net of tax using the combined domestic federal and state tax rates of 38% in 2005.

At December 31, 2007, the total compensation cost of nonvested awards not yet recognized was $0.1 million, which is expected to be recognized over the next 2 years. The windfall tax benefits realized from the exercise of stock options was $3.3 and $4.5 million during the years ended December 31, 2007 and 2006, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the MicroStrategy’s stock option plans is presented (in thousands, except per share data):

	Options Outstanding					Options Exercisable
		Price per Share
	Shares	Range	Weighted Average	Aggregate Intrinsic Value		Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Balance, December 31, 2004	1,969	$2.50 - 3,130.00	$86.21			897	$150.37
Granted	—	—	—
Exercised	(274)	2.50 - 60.00	18.45
Canceled	(136)	11.91 - 2,267.50	178.08

Balance, December 31, 2005	1,559	$2.50 - 3,130.00	$90.22			919	$138.52
Granted	—	—	—
Exercised	(219)	2.50 - 118.75	27.83	$16,759
Canceled	(67)	11.91 - 1,698.75	133.42

Balance, December 31, 2006	1,273	$2.50 - 3,130.00	$98.63	$90,482	(1)	922	$128.08	$57,937
Granted	—	—	—
Exercised	(136)	4.70 - 107.50	24.29	$11,607
Canceled	(24)	7.50 - 1,880.00	286.61

Balance, December 31, 2007	1,113	$2.50 - 3,130.00	$103.64	$61,879	(1)	942	$118.51	$49,320

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option on in-the-money options only. The aggregate intrinsic value is based upon the closing price of $95.10 and $114.01 for the Company’s class A common stock on the Nasdaq Global Market on December 31, 2007 and 2006, respectively.

	Options Outstanding at December 31, 2007			Options Exercisable at December 31, 2007
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.50 - 5.00	71	4.4	$4.71	71	$4.71
5.01 - 10.00	2	4.8	7.62	2	7.62
10.01 - 20.00	5	4.1	15.00	5	15.00
20.01 - 35.00	720	4.8	21.31	553	21.50
35.01 - 60.00	36	1.7	47.95	34	47.81
60.01 - 125.00	21	2.2	100.13	20	102.06
125.01 - 250.00	140	2.6	201.77	139	201.77
250.01 - 500.00	91	2.3	385.32	91	385.32
500.01 - 1,000.00	12	1.9	786.71	12	786.71
1,000.01 - 3,130.00	15	2.1	1,517.69	15	1,517.69

	1,113	4.1	$103.64	942	$118.51

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company’s 1.1 million outstanding stock options (including fully vested options and options that are expected to vest) had a weighted average remaining contractual term of 4.1 years; and its 0.9 million outstanding and exercisable stock options had a weighted average remaining contractual term of 3.9 years.

Employee Stock Purchase Plan.    The following assumptions were used for shares issued during 2005, under MicroStrategy’s employee stock purchase plan: volatility of 66%, risk-free interest rate of 3%, expected life of 6 months and no dividend yields. The 1998 Employee Stock Purchase Plan was discontinued in July 2005.

(10)    Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net income	$58,468	$70,876	$64,743
Foreign currency translation adjustment	(186)	824	(906)
Unrealized gain (loss) on short-term investments, net of applicable taxes	(8)	(19)	18

Comprehensive income	$58,274	$71,681	$63,855

(11)    Basic and Diluted Earnings per Share

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share data):

	2007			2006			2005
	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount	Income (Numer- ator)	Shares (Denomi- nator)	Per Share Amount

Net income	$58,468			$70,876			$64,743
Effect of common stock:
Weighted average shares of class A common stock	—	9,555		—	9,819		—	11,510
Weighted average shares of class B common stock	—	2,770		—	3,168		—	3,258

Basic earnings per share	$58,468	12,325	$4.74	$70,876	12,987	$5.46	$64,743	14,768	$4.38

Effect of dilutive securities:
Employee stock options	—	528		—	646		—	668

Diluted earnings per share	$58,468	12,853	$4.55	$70,876	13,633	$5.20	$64,743	15,436	$4.19

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 272,000, 282,000, and 343,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(12)     Stockholders’ Equity

(a)  Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program has a five-year term, but may be suspended or discontinued by the Company at any time. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through December 31, 2007, the Company repurchased an aggregate of 2,351,065 shares of class A common stock at an average price per share of $96.94 and an aggregate cost of $227.9 million pursuant to the 2005 Share Repurchase Program.

On July 27, 2004, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to $35.0 million of its class A common stock (the “2004 Share Repurchase Program”). On April 26, 2005, the Company’s Board of Directors modified the 2004 Share Repurchase Program to increase,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2007, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 874,606 shares of class A common stock at an aggregate cost of $89.0 million. During 2006, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 1,379,266 shares of class A common stock at an aggregate cost of $132.0 million. During 2005, under both the 2005 and 2004 Share Repurchase Programs, the Company repurchased an aggregate of 2,607,145 shares of class A common stock at an aggregate cost of $134.5 million.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(b)  Warrants

Pursuant to settlement agreements relating to a private securities class action lawsuit and shareholder derivative lawsuit against the Company in 2000, the Company issued warrants to purchase 189,698 shares of class A common stock at an exercise price of $400.00 per share, all of which were outstanding as of December 31, 2006. These warrants expired in June 2007.

(13)    Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions; however, no such contributions were made during 2007, 2006, or 2005.

(14)    Segment Information

The Company operates in one reportable segment with two business units—business intelligence software and services and other. The business unit “Other” includes the Company’s Angel.com and Alarm.com businesses. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Year ended December 31, 2007
Total revenues	$200,814	$101,434	$26,013	22,413	$350,674
Long-lived assets	17,792	3,683	1,771	71	$23,317
Year ended December 31, 2006
Total revenues	$191,237	$88,707	$25,355	8,524	$313,823
Long-lived assets	10,675	3,030	1,700	61	$15,466
Year ended December 31, 2005
Total revenues	$161,609	$80,688	$22,436	3,929	$268,662
Long-lived assets	15,027	2,239	640	87	$17,993

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The domestic region includes operations in the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2007, 2006, and 2005, no individual foreign country accounted for 10% or more of consolidated total revenues.

Transfers relating to intercompany software fees from international to domestic operations of $44.5 million, $48.2 million and $48.8 million for 2007, 2006 and 2005, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2007, 2006, and 2005, no individual customer accounted for 10% or more of consolidated total revenues.

For the year ended December 31, 2007, total assets in Germany exceeded 10% of consolidated assets. For the years ended December 31, 2006 and 2005, no individual country outside the United States accounted for 10% or more of the Company’s total consolidated assets.

(15)    Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2007 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2007
Revenues	$72,428	$84,806	$95,844	$97,596	$350,674
Gross profit	60,109	66,692	79,837	83,542	290,180
Net income	9,845	11,613	19,335	17,675	58,468
Basic earnings per share	0.78	0.94	1.57	1.47	4.74
Weighted average shares outstanding used in computing basic earnings per share	12,567	12,404	12,286	12,055	12,325
Diluted earnings per share	0.75	0.90	1.51	1.41	4.55
Weighted average shares outstanding used in computing diluted earnings per share	13,159	12,940	12,771	12,556	12,853
2006
Revenues	$69,498	$74,106	$77,665	$92,554	$313,823
Gross profit	59,964	63,475	65,956	80,042	269,437
Net income	14,993	16,558	16,972	22,353	70,876
Basic earnings per share	1.11	1.27	1.34	1.77	5.46
Weighted average shares outstanding used in computing basic earnings per share	13,568	13,024	12,707	12,662	12,987
Diluted earnings per share	1.05	1.21	1.27	1.68	5.20
Weighted average shares outstanding used in computing diluted earnings per share	14,304	13,678	13,325	13,277	13,633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/S/ MICHAEL J. SAYLOR
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

	Date:	February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 15, 2008

/S/ ARTHUR S. LOCKE, III Arthur S. Locke, III	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2008

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	February 15, 2008

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 15, 2008

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 15, 2008

/S/ DAVID W. LARUE David W. Larue	Director	February 15, 2008

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	February 15, 2008

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 15, 2008

/S/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 15, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006, and 2005

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:
December 31, 2007	1,890	3,481	(1,324)	4,047
December 31, 2006	1,515	1,020	(645)	1,890
December 31, 2005	2,065	349	(899)	1,515

Deferred tax valuation allowance:

December 31, 2007	7,728	2,736	(3,785)	6,679
December 31, 2006	8,130	2,162	(2,564)	7,728
December 31, 2005	7,262	1,177	(309)	8,130

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.18

Third Amendment of Deed of Lease for Second Additional Space, dated September 20, 2006, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24435) and incorporated by reference herein).

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

10.21	Vice President Compensation Plan 2007 (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on May 10, 2007 and incorporated by reference herein).*

10.22

Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

Exhibit Number	Description
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.