Form 10-Q
period 2008-03-31
MICROSTRATEGY INC
filed 2008-05-02
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 23, 2008 was 9,109,734 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$99,877	$85,194
Restricted cash and investments	2,222	2,982
Accounts receivable, net	44,726	48,551
Prepaid expenses and other current assets	13,628	12,057
Deferred tax assets, net	27,957	29,652
Assets held-for-sale	7,418	6,410

Total current assets	195,828	184,846

Property and equipment, net	8,426	8,992
Capitalized software development costs, net	1,989	2,340
Deposits and other assets	12,126	11,433
Deferred tax assets, net	34,303	35,347

Total Assets	$252,672	$242,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,610	$21,694
Accrued compensation and employee benefits	24,778	37,687
Deferred revenue and advance payments	78,477	63,583
Liabilities held-for-sale	6,249	5,592

Total current liabilities	133,114	128,556

Deferred revenue and advance payments	2,040	1,936
Other long-term liabilities	9,971	9,137

Total Liabilities	145,125	139,629

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,117 shares issued and 9,109 shares outstanding, and 14,113 shares issued and 9,184 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	448,460	448,229
Treasury stock, at cost, 5,008 and 4,929 shares, respectively	(363,170)	(357,804)
Accumulated other comprehensive income	3,984	2,929
Retained earnings	18,256	9,958

Total Stockholders’ Equity	107,547	103,329

Total Liabilities and Stockholders’ Equity	$252,672	$242,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Product licenses	$22,127	$16,699
Product support and other services	61,412	52,655

Total revenues	83,539	69,354

Cost of Revenues
Product licenses	559	588
Product support and other services	13,486	10,928

Total cost of revenues	14,045	11,516

Gross profit	69,494	57,838

Operating Expenses
Sales and marketing	28,132	23,168
Research and development	9,736	5,927
General and administrative	17,250	13,118

Total operating expenses	55,118	42,213

Income from continuing operations before financing and other income and income taxes	14,376	15,625

Financing and Other Income
Interest income, net	799	981
Other (expense) income, net	(861)	48

Total financing and other income (expense)	(62)	1,029

Income from continuing operations before income taxes	14,314	16,654
Provision for income taxes	5,171	6,208

Income from continuing operations	9,143	10,446
Loss from discontinued operations, net of tax benefit ($191 and $368, respectively)	845	601

Net Income	$8,298	$9,845

Basic earnings (loss) per share (1):
From continuing operations	$0.77	$0.83
From discontinued operations	$(0.07)	$(0.05)

Basic earnings per share	$0.70	$0.78

Weighted average shares outstanding used in computing basic earnings per share	11,927	12,567

Diluted earnings (loss) per share (1):
From continuing operations	$0.74	$0.79
From discontinued operations	$(0.07)	$(0.04)

Diluted earnings per share	$0.67	$0.75

Weighted average shares outstanding used in computing diluted earnings per share	12,381	13,159

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$8,298	$9,845
Plus: Loss from discontinued operations, net of tax	845	601

Income from continuing operations	9,143	10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,562	1,742
Bad debt expense	632	70
Deferred taxes	2,753	4,273
Stock-based compensation	44	179
Excess tax benefits from stock-based payment arrangements	(56)	(1,887)
Other, net	10	53
Changes in operating assets and liabilities:
Accounts receivable	4,445	20,333
Prepaid expenses and other current assets	(1,295)	940
Deposits and other assets	191	(49)
Accounts payable and accrued expenses, compensation and employee benefits	(12,907)	(13,763)
Deferred revenue and advance payments	13,249	18,060
Other long-term liabilities	890	(31)

Net cash provided by operating activities from continuing operations	18,661	40,366
Net cash used in operating activities from discontinued operations	(572)	(2,717)

Net cash provided by operating activities	18,089	37,649

Investing activities:
Advance deposits on purchases of property and equipment	—	(5,000)
Purchases of property and equipment, net	(459)	(1,010)
Capitalized software development costs	—	(2,419)
Decrease (increase) in restricted cash and investments	57	(14)

Net cash used in investing activities from continuing operations	(402)	(8,443)
Net cash used in investing activities from discontinued operations	(265)	(382)

Net cash used in investing activities	(667)	(8,825)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	124	1,636
Excess tax benefits from stock-based payment arrangements	56	1,887
Purchases of treasury stock	(5,366)	(44,740)

Net cash used in financing activities from continuing activities	(5,186)	(41,217)
Net cash used in financing activities from discontinued activities	—	—

Net cash used in financing activities	(5,186)	(41,217)
Effect of foreign exchange rate changes on cash and cash equivalents	2,447	391

Net increase (decrease) in cash and cash equivalents	14,683	(12,002)
Cash and cash equivalents, beginning of period	85,194	78,980

Cash and cash equivalents, end of period	$99,877	$66,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2007, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In March 2008, the Company committed to a plan to sell its two non-core businesses, Alarm.com and Angel.com, which focus outside of the business intelligence software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 did not have a material impact on its consolidated results of operations and financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company’s adoption of SFAS 159 did not have a material impact on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect on the Company will be dependent upon acquisitions at that time.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial position and results of operations.

(3) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both March 31, 2008 and December 31, 2007, the Company had $1.9 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	March 31,	December 31,
	2008	2007
Billed and billable	$86,798	$104,997
Less: billed and unpaid deferred revenue	(39,495)	(54,668)

	47,303	50,329
Less: allowance for doubtful accounts	(2,577)	(1,778)

	$44,726	$48,551

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31,	December 31,
	2008	2007
Current:
Deferred product licenses revenue	$2,381	$3,523
Deferred product support revenue	101,705	99,885
Deferred other services revenue	12,361	13,603

	116,447	117,011
Less: billed and unpaid deferred revenue	(37,970)	(53,428)

	$78,477	$63,583

Non-current:
Deferred product licenses revenue	$262	$290
Deferred product support revenue	1,422	1,587
Deferred other services revenue	1,881	1,299

	3,565	3,176
Less: billed and unpaid deferred revenue	(1,525)	(1,240)

	$2,040	$1,936

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has scheduled a status and scheduling conference for May 12, 2008. The outcome of this litigation is not presently determinable.

On December 10, 2003, MicroStrategy filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to MicroStrategy relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). MicroStrategy sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. MicroStrategy filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief was filed on November 17, 2006. MicroStrategy’s reply brief was filed on December 18, 2006. The Federal Circuit heard oral argument on June 4, 2007. On June 25, 2007, the Federal Circuit affirmed the District Court’s judgment in favor of Business Objects and against MicroStrategy on each of the ‘432, ‘796, and ‘033 patents. MicroStrategy did not file a request for rehearing before the Federal Circuit or file a petition for a writ of certiorari before the United States Supreme Court.

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the court issued a memorandum opinion and an order. The court awarded partial fees and expenses to Business Object Americas as the prevailing party. Business Object Americas was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects Americas motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects Americas was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. During the first quarter of 2008, the Company accrued a $2.3 million reserve related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in its consolidated balance sheets, and has been recorded as a general and administrative expense in its consolidated statements of operations. The Company intends to vigorously contest the petition. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company made deposits of $5 million and $2.5 million with regards to this aircraft in January 2007 and September 2007, respectively, and recorded the amount of the deposits in deposits and other assets.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of March 31, 2008 or December 31, 2007. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2008, the Company repurchased an aggregate of 79,200 shares of its class A common stock at an average price per share of $67.75 and an aggregate cost of $5.4 million pursuant to the 2005 Share Repurchase Program. As of March 31, 2008, the Company had repurchased an aggregate of 2,430,265 shares of its class A common stock at an average price per share of $95.99 and an aggregate cost of $233.3 million pursuant to the 2005 Share Repurchase Program.

On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 forward that were used in later tax years. The Company is currently under tax audit in the UK and Germany.

The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense. As of March 31, 2008, the amount of accrued interest expense on unrecognized tax benefits was not material.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2008, if recognized, $8.0 million of unrecognized tax benefits would impact the effective tax rate. Unrecognized tax benefits related to cross border transactions are expected to increase by $1.9 million by the end of 2008. During the three months ended March 31, 2008, the Company recognized an additional $0.2 million of tax expense related to post-2006 uncertain tax positions.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	March 31,	December 31,
	2008	2007
Deferred tax assets, net of deferred tax liabilities	$68,138	$71,678
Valuation allowance	(5,878)	(6,679)

Deferred tax assets, net of valuation allowance	$62,260	$64,999

Short-term deferred tax assets, net	$27,957	$29,652
Long-term deferred tax assets, net	34,303	35,347

Total deferred tax assets, net	$62,260	$64,999

The valuation allowance as of March 31, 2008 and December 31, 2007 relates to foreign net operating loss carryforwards that the Company expects will expire unused.

The Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2008. For the three months ended March 31, 2008 and 2007, the Company’s consolidated annualized effective tax rate from continuing operations was 36.1% and 37.3%, respectively. The Company’s effective tax rate from continuing operations decreased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of lower foreign pretax losses in certain foreign jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration.

The Company intends to indefinitely reinvest the undistributed 2008 earnings of certain foreign subsidiaries. “Previously taxed income” related to prior Subpart F deemed dividends is distributed currently; however, no additional tax is incurred on the distribution. Accordingly, the annualized effective tax rate applied to the Company’s pre-tax income for the three months ended March 31, 2008 did not include any provision for U.S. federal and state income taxes on the projected amount of these undistributed 2008 foreign earnings. The Company accrues applicable U.S. federal and state income taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate.

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

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock authorized for option grants as of March 31, 2008. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through March 31, 2008.

The Company recognized share-based compensation expense of $44,000 and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$8,298	$9,845
Foreign currency translation adjustment	1,057	153
Unrealized gain on short-term investments,net of applicable taxes	(2)	—

Comprehensive income	$9,353	$9,998

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(13) Discontinued Operations

In March 2008, in connection with its consideration of strategic alternatives relating to its non-core Alarm.com and Angel.com businesses, the Company committed to a plan to sell these businesses. The Company made the decision to sell these businesses in order to focus its resources on its core competency of business intelligence software and services. It expects to complete the sale of these businesses within the next twelve months. The associated assets and liabilities of the disposal group have been classified as held-for-sale in accordance with SFAS 144.

(in thousands)	March 31, 2008	December 31, 2007
Assets:
Accounts Receivable	$5,537	$5,233
Prepaid Expenses & Other Current Assets	1,155	625
Property and equipment, net	726	552

Total assets	7,418	6,410

Liabilities:
Accounts payable and accrued expenses	2,415	1,775
Accrued compensation and employee benefits	1,080	1,527
Deferred revenue and advance payments	2,754	2,290

Total liabilities	6,249	5,592

Net assets and liabilities of disposal group	1,169	818

The following table summarizes the revenue and pre-tax income generated by these businesses during the three months ended March 31, 2008 and 2007.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
(in thousands)
Revenues (discontinued operations):
Alarm.com	$2,581	$1,564
Angel.com	2,365	1,510

Total revenues	$4,946	$3,074

Pre-tax (loss) income (discontinued operations):
Alarm.com	$(736)	$95
Angel.com	(300)	(1,064)

Total pre-tax loss	$(1,036)	$(969)

(14) Segment Information

The Company operates in one reportable segment – business intelligence software and services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services
Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2008
Total revenues	$49,855	$26,389	$7,295	$83,539
Long-lived assets	16,984	3,768	1,789	$22,541
Three months ended March 31, 2007
Total revenues	$42,923	$21,373	$5,058	$69,354
Long-lived assets	16,549	3,218	1,781	$21,548

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2008 and 2007, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of March 31, 2008, total assets in Germany exceeded 10% of consolidated assets. As of March 31, 2007, no individual country outside the United States accounted for 10% or more of consolidated assets. For the three months ended March 31, 2008 and 2007, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

Domestic intercompany software fee charges to international operations of $10.1 million and $10.7 million for the three months ended March 31, 2008 and 2007, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

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

We also have two non-core businesses, Alarm.com and Angel.com, that focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, we committed to a plan to sell these businesses. On our Consolidated Balance Sheets, we classified the associated assets and liabilities of each of these businesses as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In our Consolidated Statement of Operations, we have classified the operations of these businesses as Loss from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from these businesses after the divestitures. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights for the three months ended March 31, 2008 and 2007 (in thousands):

Quarterly Performance Measures
	Three Months Ended March 31,
	2008	2007	% Change
Revenues:
Product licenses revenues	$22,127	$16,699	32.5%
Product support revenues	43,987	38,271	14.9%
Other services revenues	17,425	14,384	21.1%

	$83,539	$69,354	20.5%

Cost of revenues	14,045	11,516	22.0%

Gross Profit	$69,494	$57,838	20.2%

Operating Expenses:
Sales and marketing	$28,132	$23,168	21.4%
Research and development	9,736	5,927	64.3%
General and administrative	17,250	13,118	31.5%

	$55,118	$42,213	30.6%

Income from Continuing Operations before Financing and Other Income and Income Taxes	$14,376	$15,625	-8.0%

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

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces; and

•

enhancing our global sales and services organizations, which we have grown substantially over the last two years. During 2007 and the first quarter of 2008, we slowed the pace of headcount growth in these organizations to focus on integrating and leveraging the additional sales and services capacity we now have in place.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there have been no significant changes to our critical accounting estimates and policies.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operation may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase in revenues or expenses, as applicable, from the prior year.

	Three Months Ended
	March 31,
	2008	2007
International product licenses revenues	$1,057	$513
International product support revenues	2,004	1,082
International other services revenues	650	318
Cost of product support revenues	74	46
Cost of other services revenues	490	239
Sales and marketing expenses	1,469	661
General and administrative expenses	415	173

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2007 to 2008, international product licenses revenues would have been $7.4 million rather than $8.5 million for the three months ended March 31, 2008. If there had been no change to foreign currency exchange rates from 2007 to 2008, sales and marketing expenses would have been $26.7 million rather than $28.1 million for the three months ended March 31, 2008.

The change in the impact of fluctuations in foreign currency exchange rates from the three months ended March 31, 2007 to the three months ended March 31, 2008 is primarily due to the significant weakening of the U.S. dollar as compared to the euro and the other principal currencies in which the Company’s foreign subsidiaries conduct business.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months		% Change
	Ended March 31,
	2008	2007
Product Licenses Revenues:
Domestic	$13,655	$9,658	41.4%
International	8,472	7,041	20.3%

Total product licenses revenues	$22,127	$16,699	32.5%

	Three Months
	Ended March 31,
	2008	2007
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	2	2
From $500,000 to $1.0 million of licenses revenue recognized	4	4

Total	6	6

Domestic:
Above $1.0 million of licenses revenue recognized	2	1
From $500,000 to $1.0 million of licenses revenue recognized	1	3

Total	3	4

International:
Above $1.0 million of licenses revenue recognized	0	1
From $500,000 to $1.0 million of licenses revenue recognized	3	1

Total	3	2

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Three Months		% Change
	Ended March 31,
	2008	2007
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$5,010	$2,046	144.9%
From $500,000 to $1.0 million of licenses revenue recognized	2,386	2,585	-7.7%
Below $500,000 of licenses revenue recognized	14,731	12,068	22.1%

Total	22,127	16,699	32.5%

Domestic:
Above $1.0 million of licenses revenue recognized	5,010	1,021	390.7%
From $500,000 to $1.0 million of licenses revenue recognized	649	2,043	-68.2%
Below $500,000 of licenses revenue recognized	7,996	6,594	21.3%

Total	13,655	9,658	41.4%

International:
Above $1.0 million of licenses revenue recognized	—	1,024	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,737	542	220.5%
Below $500,000 of licenses revenue recognized	6,735	5,475	23.0%

Total	$8,472	$7,041	20.3%

For the three months ended March 31, 2008 and 2007, product license transactions with above $500,000 in recognized revenue represented 33.4%, and 27.8% respectively, of our product licenses revenues. During 2008, our top three product license transactions totaled approximately $5.7 million in revenue recognized, compared to $2.9 million during 2007, or 25.6%, and 17.4% of total product licenses revenues during 2008 and 2007, respectively.

Product licenses revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year, due to increases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue and an increase in the average deal size of product license transactions with below $500,000 of recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year, primarily due to an increase in the average size of domestic transactions with below $500,000 of recognized revenue as well as to an increase in the number of domestic transactions with above $1.0 million in recognized revenue, including one transaction totaling $4.0 million.

International product licenses revenues. International product licenses revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year, with 26.1% of the increase due to an increase in the average deal size of international transactions with below $500,000 of recognized revenue and 73.9% due to favorable changes in foreign currency exchange rates.

Product support and services revenues. The following table sets forth product support revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		% Change
	2008	2007
Product Support and Services Revenues:
Domestic	$25,260	$23,195	8.9%
International	18,727	15,076	24.2%

Total product support revenues	43,987	38,271	14.9%

Consulting	13,671	10,788	26.7%
Education	3,754	3,596	4.4%

Total product support and services revenues	$61,412	$52,655	16.6%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year. Contributing to this increase was a 16.8% growth in revenue recognized from our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts, and favorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year, due to increases in the number of billable systems integration hours provided to our customers.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three months ended March 31, 2008, as compared to the same period in the prior year, primarily due to growth in the number of students trained.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,		% Change
	2008	2007
Cost of Revenues:
Product licenses	$559	$588	-4.9%
Product support	3,159	2,616	20.8%
Consulting	8,610	6,776	27.1%
Education	1,717	1,536	11.8%

Total cost of revenues	$14,045	$11,516	22.0%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased slightly during the three months ended March 31, 2008, as compared to the same period in the prior year.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to the expenses related to an increase in product support staffing levels to support our growing customer base. Product support headcount increased 19.0% to 119 at March 31, 2008 from 100 at March 31, 2007.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to the expenses related to increase in staffing levels and variable compensation costs to support our growing customer base. Consulting headcount increased 14.8% to 241 at March 31, 2008 from 210 at March 31, 2007.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation costs to support our growing customer base. Education headcount increased 19.0% to 50 at March 31, 2008 from 42 at March 31, 2007.

Sales and marketing, general and administrative, and other operating expenses. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses and percentage changes for the periods indicated:

	Three Months Ended March 31,		% Change
	2008	2007
Sales and marketing	$28,132	$23,168	21.4%
General and administrative	17,250	13,118	31.5%

Total	$45,382	$36,286	25.1%

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended March 31, 2008, as compared to the same period in the prior year, with 94.7% of the increase attributable to an increase in staffing levels. Sales and marketing headcount increased 24.1% to 572 at March 31, 2008 from 461 at March 31, 2007.

General and administrative expenses. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended March 31, 2008, as compared to the same period in the prior year, with 52.3% of the increase due to an increase in legal costs primarily due to a reserve that we accrued related to a litigation matter, 29.6% of the increase attributable to an increase in staffing levels, 9.0% of the increase due to increases in facility and other related support costs, and 8.0% of the increase due to increases in recruiting costs. General and administrative headcount increased 27.6% to 328 at March 31, 2008 from 257 at March 31, 2007.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended March 31,		% Change
	2008	2007
Gross research and development expenses	$9,736	$8,346	16.7%
Capitalized software development costs	—	(2,419)

Total research and development expenses	$9,736	$5,927	64.3%

Amortization of capitalized software development costs included in cost of product licenses revenues	$352	$455	-22.6%

Research and development expenses increased during the three months ended March 31, 2008, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s new China technology center. Research and development headcount increased 31.7% to 295 at March 31, 2008 from 224 at March 31, 2007.

As of March 31, 2008, our research and development resources were allocated to the following projects: 12% to MicroStrategy 8, 72% to new product initiatives, and 16% to other research and development.

Provision for Income Taxes. During the three months ended March 31, 2008 and 2007, we recorded a provision for income taxes from continuing operations of $5.2 million and $6.2 million, respectively, resulting in an effective tax rate for such periods of 36.1% and 37.3%, respectively. Our effective tax rate decreased during the three months ended March 31, 2008, as compared to the same period in the prior year, primarily as a result of lower foreign pretax losses in certain jurisdictions with no related income tax benefit due to a lack of evidence supporting our ability to utilize these losses in the future. Of the $5.2 million provision in the three months ended March 31, 2008, $3.4 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards.

As of March 31, 2008, we had domestic and foreign net operating loss carryforwards of $111.7 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $62.3 million. We have domestic net operating loss carryforwards of $90.1 million that will begin to expire in 2021, and $21.6 million of foreign net operating loss carryforwards that began to expire in the fourth quarter of 2007. Also, as of March 31, 2008, we had a valuation allowance of $22.1 million (pre-tax) primarily related to certain foreign net operating loss carryforward tax assets that we expect to expire unused.

We intend to indefinitely reinvest the undistributed 2008 earnings of certain foreign subsidiaries. “Previously taxed income” related to prior Subpart F deemed dividends is distributed currently; however, no additional tax is incurred on the distribution. Accordingly, the annualized effective tax rate applied to our pre-tax income for the three months ended March 31, 2008 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2008 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate.

Discontinued Operations. In March 2008, in connection with its consideration of strategic alternatives relating to our two non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. As of March 31, 2008, we continued to own and operate these businesses. However, SFAS 144 requires that we report these businesses as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, these operations after their divestiture. As such, we reclassified revenues and costs associated with the portions of those segments held-for-sale to discontinued operations for all periods represented. The following table summarizes the income (loss) from discontinued operations, net of tax (in thousands), for the periods indicated:

	Three Months Ended March 31
	2008	2007
Income (loss) from discontinued operations, net of tax:
Alarm.com	$(662)	$47
Angel.com	(183)	(648)

Total	$(845)	$(601)

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
Current:
Deferred product licenses revenue	$2,381	$3,523	$3,249
Deferred product support revenue	101,705	99,885	88,054
Deferred other services revenue	12,361	13,603	16,434

	116,447	117,011	107,737
Less: billed and unpaid deferred revenue	(37,970)	(53,428)	(34,687)

	$78,477	$63,583	$73,050

Non-current:
Deferred product licenses revenue	$262	$290	$346
Deferred product support revenue	1,422	1,587	2,217
Deferred other services revenue	1,881	1,299	50

	3,565	3,176	2,613
Less: billed and unpaid deferred revenue	(1,525)	(1,240)	(314)

	$2,040	$1,936	$2,299

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of March 31, 2008, as compared to December 31, 2007, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2007 that subsequently were paid. The increase in deferred revenue and advance payments as of March 31, 2008, as compared to March 31, 2007, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

We expect to recognize $116.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months ended March 31, 2008, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and on going collection of our accounts receivable. On March 31, 2008, we had $99.9 million in cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2008, we had $1.9 million in cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). The timing and amount of any shares repurchased will be determined our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2008, we repurchased an aggregate of 79,200 shares of its class A common stock at an average price per share of $67.75 and an aggregate cost of $5.4 million pursuant to the 2005 Share Repurchase Program. As of March 31, 2008, we had repurchased an aggregate of 2,430,265 shares of our class A common stock at an average price per share of $95.99 and an aggregate cost of $233.3 million pursuant to the 2005 Share Repurchase Program.

On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended April 29, 2013, although the program may be suspended or discontinued by us at any time.

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

	Twelve Months Ended March 31,					Thereafter	Total
	2009	2010	2011	2012	2013
Contractual Obligations:
Operating leases:	12,418	10,022	4,319	1,565	1,199	2,144	31,667
Purchase obligations:	25,000	13,526	—	—	—	—	38,526

Total	$37,418	$23,548	$4,319	$1,565	$1,199	$2,144	$70,193

As of March 31, 2008, we had $8.0 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $18.1 million and $37.6 million during the three months ended March 31, 2008 and 2007, respectively. The major components of net cash provided by operating activities for the three months ended March 31, 2008 were net income of $9.1 million, a $2.8 million decrease in deferred taxes, non-cash depreciation and amortization charges of $1.6 million, a $4.4 million decrease in accounts receivable, a $13.2 million increase in deferred revenue and advance payments partially offset by a $12.9 million decrease in accounts payable and accrued expenses. The decrease in net cash provided by operating activities during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to a decrease in changes in accounts receivable and deferred revenues and advance payments of $15.9 million and $4.8 million, respectively.

Net Cash Used in Investing Activities. Net cash used in investing activities of $0.7 million and $8.8 million during the three months ended March 31, 2008 and 2007, respectively. The major components of net cash used in investing activities for the three months ended March 31, 2008 consisted primarily of $0.5 million in purchases of property and equipment, and a $0.1 million decrease in restricted cash. The decrease in net cash used in investing activities during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in advance deposits on purchase of property and equipment of $5.0 million and a reduction in capitalized software development cost of $2.4 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $5.2 million and $41.2 million during the three months ended March 31, 2008 and 2007, respectively. Net cash used in financing activities for the three months ended March 31, 2008 resulted primarily from purchases of treasury stock of $5.4 million, offset by proceeds from the sale of class A common stock from the exercise of stock options of $0.1 million and $0.1 million related to the recognition of excess tax benefits from the share-based arrangements. The decrease in net cash used in financing activities during the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in the purchases of treasury stock of $39.4 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2008, we had $1.9 million in cash collateral posted under the security agreement.

We did not enter into any off-balance sheet arrangements during the three months ended March 31, 2008. As of March 31, 2008, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of March 31, 2008 there is no impact of SFAS No. 157 on our consolidated results of operations and financial position. Our adoption of SFAS 159 did not have a material impact on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Our adoption of SFAS 159 did not have a material impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect on the Company will be dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on its consolidated financial position and results of operations.

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

As of March 31, 2008, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 40.3% and 38.1% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2008, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.5%.

I TEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has scheduled a status and scheduling conference for May 12, 2008. The outcome of this litigation is not presently determinable, and as such, we are currently unable to estimate the potential range of gain or loss, if any, relating to this action. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

On December 10, 2003, MicroStrategy filed a complaint for patent infringement against Crystal Decisions, Inc. in the United States District Court for the District of Delaware. The lawsuit alleged that Crystal Decisions willfully infringed three patents issued to MicroStrategy relating to: (i) asynchronous control of report generation using a web browser (the ‘033 patent); (ii) management of an automatic OLAP report broadcast system (the ‘796 patent); and (iii) providing business intelligence web content with reduced client-side processing (the ‘432 patent). MicroStrategy sought monetary damages and injunctive relief. Following the filing of the complaint, Crystal Decisions was acquired by Business Objects Americas, Inc. Business Objects Americas, Inc. answered the complaint, denying infringement and seeking a declaration that the patents in suit are invalid and not infringed by Business Objects Americas, Inc. MicroStrategy filed a motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents on October 13, 2005. Business Objects filed motions for summary judgment of non-infringement and invalidity of the ‘432, ‘796, and ‘033 patents on October 13, 2005. On January 23, 2006, the Court denied our motion for summary judgment of infringement of the ‘432, ‘796, and ‘033 patents. The Court granted Business Objects’ motions for summary judgment of non-infringement of the ‘033 patent and of invalidity of the ‘432 and ‘796 patents. The Court denied Business Objects’ motion for summary judgment of invalidity of the ‘033 patent and denied as moot Business Objects’ motion for summary judgment of non-infringement of the ‘432 and ‘796 patents. On February 7, 2006, the Court dismissed without prejudice Business Objects’ counterclaim for declaratory judgment of invalidity of the ‘033 patent. On February 23, 2006, the Court entered judgment in favor of Business Objects and against MicroStrategy. MicroStrategy filed a notice of appeal to the Federal Circuit on March 24, 2006. MicroStrategy’s opening brief on appeal was filed on August 4, 2006. Business Objects’ responsive brief was filed on November 17, 2006. MicroStrategy’s reply brief was filed on December 18, 2006. The Federal Circuit heard oral argument on June 4, 2007. On June 25, 2007, the Federal Circuit affirmed the District Court’s judgment in favor of Business Objects and against MicroStrategy on each of the ‘432, ‘796, and ‘033 patents. MicroStrategy did not file a request for rehearing before the Federal Circuit or file a petition for a writ of certiorari before the United States Supreme Court.

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the court issued a memorandum opinion and an order. The court awarded partial fees and expenses to Business Object Americas as the prevailing party. Business Object Americas was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects Americas motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects Americas was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. During the first quarter of 2008, we accrued a $2.3 million reserve related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and has been recorded as a general and administrative expense in our consolidated statements of operations. We intend to vigorously contest the petition. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the three months ended March 31, 2008, transactions by channel partners for which we recognized revenues accounted for 12.9%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $120.0 million as of March 31, 2008. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $39.5 million, resulting in net deferred revenue and advance payments of $80.5 million as of March 31, 2008. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2012 totaling approximately $35.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2008 and 2007; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 40.3% and 38.1% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the three months ended March 31, 2008, our top three product license transactions totaled approximately $5.7 million in revenue recognized, including one transaction with $4.0 million in revenue recognized, compared to $2.9 million, during the three months ended March 31, 2007, or 25.6% and 17.4% of total product licenses revenues during the three months ended March 31, 2008 and 2007, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. All of the involved parties are proposing a trial date of March 31, 2009. The outcome of this litigation is not presently determinable.

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

We may not be able to dispose of our Alarm.com or Angel.com businesses on acceptable terms, or at all

In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. We may not be able to effect sales of these businesses on acceptable terms, or at all. The timing of any potential disposition and the effect of any such disposition on our reported results of operations for the period in which any disposition may occur are uncertain, but may materially impact our results of operations for the period in which the sale takes place.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 23, 2008, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.3% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 67.1% of the total voting power, as of April 23, 2008. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2008 – January 31, 2008	0	0	0	$72,088,199
February 1, 2008 – February 29, 2008	37,000	$69.24	37,000	$69,526,246
March 1, 2008 – March 31, 2008	42,200	$66.44	42,200	$66,722,381
Total:	79,200	$67.75	79,200	$66,722,381

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of March 31, 2008, we had repurchased an aggregate of 2,430,265 shares of our class A common stock at an average price per share of $95.99 and an aggregate cost of $233.3 million under the 2005 Share Repurchase Program.

ITEM 5.	Other Information

The Board of Directors has set the date and location of the Company’s Annual Meeting of Stockholders for 2008. The meeting will be held on Wednesday, May 14, 2008, at MicroStrategy’s offices, 1861 International Drive, McLean, Virginia 22102 at 10:00 a.m., local time.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Executive Vice President Compensation Plan 2008 for Paul N. Zolfaghari.

10.2†	Vice President Compensation Plan 2007 for Paul N. Zolfaghari.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Vice President, Finance and Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Date: May 1, 2008