Form 10-Q
period 2008-06-30
MICROSTRATEGY INC
filed 2008-08-05
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 25, 2008 was 9,115,321 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$119,603	$85,194
Restricted cash and investments	2,293	2,982
Accounts receivable, net	40,405	49,392
Prepaid expenses and other current assets	13,618	12,106
Deferred tax assets, net	24,829	29,652
Assets held-for-sale	8,846	4,272

Total current assets	209,594	183,598

Property and equipment, net	8,954	9,473
Capitalized software development costs, net	4,604	2,340
Deposits and other assets	11,907	11,433
Deferred tax assets, net	31,805	35,347

Total Assets	$266,864	$242,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,612	$22,083
Accrued compensation and employee benefits	33,034	38,604
Deferred revenue and advance payments	75,825	64,234
Liabilities held-for-sale	8,571	3,436

Total current liabilities	141,042	128,357

Deferred revenue and advance payments	1,127	1,368
Other long-term liabilities	10,279	9,137

Total Liabilities	152,448	138,862

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,161 shares issued and 9,114 shares outstanding, and 14,113 shares issued and 9,184 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	450,464	448,229
Treasury stock, at cost, 5,047 and 4,929 shares, respectively	(366,191)	(357,804)
Accumulated other comprehensive income	3,744	2,929
Retained earnings	26,382	9,958

Total Stockholders’ Equity	114,416	103,329

Total Liabilities and Stockholders’ Equity	$266,864	$242,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Product licenses	$21,052	$21,699
Product support and other services	67,804	56,353

Total revenues	88,856	78,052

Cost of Revenues
Product licenses	461	854
Product support and other services	15,648	11,771

Total cost of revenues	16,109	12,625

Gross profit	72,747	65,427

Operating Expenses
Sales and marketing	34,484	26,096
Research and development	8,203	9,207
General and administrative	15,001	11,887

Total operating expenses	57,688	47,190

Income from continuing operations before financing and other income and income taxes	15,059	18,237

Financing and Other Income
Interest income, net	660	875
Other expense, net	(102)	(11)

Total financing and other income	558	864

Income from continuing operations before income taxes	15,617	19,101
Provision for income taxes	7,719	7,565

Income from continuing operations	7,898	11,536
Income from discontinued operations, net of tax provision ($197 and $54, respectively)	228	77

Net Income	$8,126	$11,613

Basic earnings per share (1):
From continuing operations	$0.66	$0.93
From discontinued operations	$0.02	$0.01

Basic earnings per share	$0.68	$0.94

Weighted average shares outstanding used in computing basic earnings per share	11,870	12,404

Diluted earnings per share (1):
From continuing operations	$0.64	$0.89
From discontinued operations	$0.02	$0.01

Diluted earnings per share	$0.66	$0.90

Weighted average shares outstanding used in computing diluted earnings per share	12,324	12,940

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Product licenses	$43,179	$38,398
Product support and other services	131,581	110,517

Total revenues	174,760	148,915

Cost of Revenues
Product licenses	1,020	1,443
Product support and other services	29,594	23,141

Total cost of revenues	30,614	24,584

Gross profit	144,146	124,331

Operating Expenses
Sales and marketing	64,172	50,679
Research and development	18,527	15,847
General and administrative	32,311	25,006

Total operating expenses	115,010	91,532

Income from continuing operations before financing and other income and income taxes	29,136	32,799

Financing and Other Income
Interest income, net	1,458	1,855
Other (expense) income, net	(963)	37

Total financing and other income	495	1,892

Income from continuing operations before income taxes	29,631	34,691
Provision for income taxes	12,772	13,358

Income from continuing operations	16,859	21,333
Income (loss) from discontinued operations, net of tax provision ($123 and $100, respectively)	(435)	125

Net Income	$16,424	$21,458

Basic earnings (loss) per share (1):
From continuing operations	$1.42	$1.71
From discontinued operations	$(0.04)	$0.01

Basic earnings per share	$1.38	$1.72

Weighted average shares outstanding used in computing basic earnings per share	11,897	12,484

Diluted earnings (loss) per share (1):
From continuing operations	$1.36	$1.63
From discontinued operations	$(0.03)	$0.01

Diluted earnings per share	$1.33	$1.64

Weighted average shares outstanding used in computing diluted earnings per share	12,351	13,048

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$16,424	$21,458
Plus: Loss (income) from discontinued operations, net	435	$(125)

Income from continuing operations	16,859	$21,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,102	3,837
Bad debt expense	561	626
Deferred taxes	8,539	10,647
Stock-based compensation	45	296
Excess tax benefits from stock-based payment arrangements	(178)	(2,191)
Other, net	32	70
Changes in operating assets and liabilities:
Accounts receivable	10,656	18,228
Prepaid expenses and other current assets	(1,142)	43
Deposits and other assets	(334)	(1,512)
Accounts payable and accrued expenses, compensation and employee benefits, accrued interest	(6,091)	(12,425)
Deferred revenue and advance payments	8,345	9,465
Other long-term liabilities	1,198	1,336

Net cash provided by operating activities from continuing operations	41,592	49,753
Net cash provided by (used in) operating activities from discontinued operations	472	(3,125)

Net cash provided by operating activities	42,064	46,628

Investing activities:
Advance deposits on purchases of property and equipment	—	(5,000)
Purchases of property and equipment, net	(1,770)	(2,069)
Capitalized software development costs	(2,862)	(2,419)
Decrease in restricted cash and investments	758	39

Net cash used in investing activities from continuing operations	(3,874)	(9,449)
Net cash used in investing activities from discontinued operations	(84)	(43)

Net cash used in investing activities	(3,958)	(9,492)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,986	1,816
Excess tax benefits from stock-based payment arrangements	178	2,191
Purchases of treasury stock	(8,387)	(44,740)

Net cash used in financing activities from continuing activities	(6,223)	(40,733)
Net cash used in financing activities from discontinued activities	—	—

Net cash used in financing activities	(6,223)	(40,733)
Effect of foreign exchange rate changes on cash and cash equivalents	2,526	757

Net increase (decrease) in cash and cash equivalents	34,409	(2,840)
Cash and cash equivalents, beginning of period	85,194	78,980

Cash and cash equivalents, end of period	$119,603	$76,140

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2007, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In March 2008, the Company committed to a plan to sell its Alarm.com business, which focuses outside of the business intelligence software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology. Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on the Company’s accounting for business combinations once adopted, but the effect on its consolidated results of operations and financial position will be dependent upon the acquisitions, if any, that the Company makes on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to

Interim Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have an impact on the Company’s consolidated financial position and results of operations.

(3) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both June 30, 2008 and December 31, 2007, the Company had $1.9 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	June 30, 2008	December 31, 2007
Billed and billable	$83,034	$106,605
Less: billed and unpaid deferred revenue	(40,301)	(55,434)

	42,733	51,171
Less: allowance for doubtful accounts	(2,328)	(1,779)

	$40,405	$49,392

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	June 30, 2008	December 31, 2007
Current:
Deferred product licenses revenue	$5,591	$3,523
Deferred product support revenue	94,278	99,885
Deferred other services revenue	14,529	15,692

	114,398	119,100
Less: billed and unpaid deferred revenue	(38,573)	(54,866)

	$75,825	$64,234

Non-current:
Deferred product licenses revenue	$687	$290
Deferred product support revenue	1,843	1,587
Deferred other services revenue	325	59

	2,855	1,936
Less: billed and unpaid deferred revenue	(1,728)	(568)

	$1,127	$1,368

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the court issued a memorandum opinion and an order. The court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. Both parties filed additional briefing. The Court has not yet ruled on Business Objects’ fee petition. During the first quarter of 2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in its consolidated balance sheets, and has been recorded as a general and administrative expense in the Company’s consolidated statements of operations. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

The Company also is involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. The Company expects to pay the next installment in the amount of $25.0 million in the second half of 2008. The Company has the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. The Company expects to meet its payment obligations under this purchase commitment using funds from operations, but may consider using conventional aircraft financing or other borrowing arrangements.

The Company made payments of $5.0 million and $2.5 million with regards to this aircraft in January 2007 and September 2007, respectively, and recorded the amount of the payments in deposits and other assets.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of June 30, 2008 or December 31, 2007. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended June 30, 2008, the Company repurchased an aggregate of 39,208 shares of its class A common stock at an average price per share of $77.05 and an aggregate cost of $3.0 million pursuant to the 2005 Share Repurchase Program. For the six months ended June 30, 2008, the Company repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program. As of June 30, 2008, the Company had repurchased an aggregate of 2,469,473 shares of its class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

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

The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income taxes account. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of June 30, 2008, the amount of accrued interest expense on unrecognized income tax benefits was not material.

As of June 30, 2008, if recognized, $8.5 million of unrecognized tax benefits would impact the effective tax rate. Unrecognized tax benefits related to certain cross border transactions are expected to increase by $1.5 million by the end of 2008. During the six months ended June 30, 2008, the Company recognized an additional $0.7 million of tax expense related to its uncertain tax positions.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	June 30, 2008	December 31, 2007
Deferred tax assets, net of deferred tax liabilities	$63,466	$71,678
Valuation allowance	(6,832)	(6,679)

Deferred tax assets, net of valuation allowance	$56,634	$64,999

Short-term deferred tax assets, net	$24,829	$29,652
Long-term deferred tax assets, net	31,805	35,347

Total deferred tax assets, net	$56,634	$64,999

The valuation allowance as of June 30, 2008 and December 31, 2007 relates to foreign net operating loss carryforwards that the Company expects will expire unused.

The Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2008. The Company also records discrete items in each respective period as appropriate. For the six months ended June 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from continuing operations was 43.1% and 38.5%, respectively. The Company’s effective tax rate from continuing operations increased during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily as a result of a correction to the carrying value of the Company’s deferred tax asset for state net operating losses of $1.1 million in the second quarter of 2008 and, to a lesser extent, higher foreign pretax losses in certain foreign jurisdictions with no related income tax benefit, as the Company currently lacks evidence that the loss carryforwards in those jurisdictions will be able to be used prior to their expiration.

The Company intends to indefinitely reinvest its undistributed 2008 earnings of certain foreign subsidiaries, in accordance with APB 23, “Accounting for Income Taxes-Special Areas.” Therefore, the annualized effective tax rate applied to the Company’s pre-tax income for the six months ended June 30, 2008 did not include any provision for U.S. federal and state income taxes on the projected amount of these undistributed 2008 foreign earnings. The Company accrues applicable U.S. federal and state income taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that it intends to repatriate. Additionally, U.S. federal tax laws require the Company to include in its U.S. income tax return certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

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

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.3 million shares of class A common stock available for issuance under its share-based compensation plans as of June 30, 2008. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through June 30, 2008.

Share-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 was not significant.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,126	$11,613	$16,424	$21,458
Foreign currency translation adjustment	(248)	(340)	809	(493)
Unrealized gain on short-term investments, net of applicable taxes	8	(4)	6	(5)

Comprehensive income	$7,886	$11,269	$17,239	$20,960

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

(13) Discontinued Operations

In March 2008, in connection with its consideration of strategic alternatives relating to its non-core Alarm.com and Angel.com businesses, the Company committed to a plan to sell these businesses. The Company made the decision to sell these businesses in order to focus its resources on its core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com and Angel.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

Although the Company continues to explore strategic alternatives for the Angel.com business, based on recent growth in the Angel.com business and changes in market conditions that occurred in the second quarter of 2008, management no longer believes that we meet the criteria to permit discontinued operations treatment and held-for-sale classification for the Angel.com business. Accordingly, amounts related to Angel.com have been reclassified to continuing operations for all periods presented in our second quarter 2008 financial results. This reclassification did not have a material impact on our financial results for any period presented.

The Company remains committed to a plan to sell the Alarm.com business, and expects to complete the sale of the Alarm.com business within the next twelve months. The associated assets and liabilities of the Alarm.com business have been classified as held-for-sale in accordance with SFAS 144.

(in thousands)	June 30, 2008	December 31, 2007
Assets:
Accounts Receivable	$8,177	$3,625
Prepaid Expenses & Other Current Assets	524	576
Property and equipment, net	145	71

Total assets	8,846	4,272

Liabilities:
Accounts payable and accrued expenses	5,312	1,385
Accrued compensation and employee benefits	649	610
Deferred revenue and advance payments	2,610	1,441

Total liabilities	8,571	3,436

Net assets and liabilities of disposal group	275	836

The following table summarizes the revenues and pre-tax income generated by the Alarm.com business during the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues	$7,869	$6,754	$10,450	$8,318
Pre-tax income (loss)	$425	$131	$(312)	$225

(14) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business unit. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other Domestic
Geographic regions:	Domestic	EMEA	Other Regions		Consolidated
Three months ended June 30, 2008
Total revenues	$49,711	$28,826	$7,579	$2,740	$88,856
Long-lived assets	18,374	4,445	1,938	708	$25,465
Three months ended June 30, 2007
Total revenues	$48,116	$22,577	$5,777	$1,582	$78,052
Long-lived assets	16,953	3,368	1,670	587	$22,578

Six months ended June 30, 2008
Total revenues	$99,566	$55,216	$14,873	$5,105	$174,760
Long-lived assets	18,374	4,445	1,938	708	$25,465
Six months ended June 30, 2007
Total revenues	$91,038	$43,950	$10,835	$3,092	$148,915
Long-lived assets	16,953	3,368	1,670	587	$22,578

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2008 and 2007, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of June 30, 2008, and June 30, 2007, no individual country outside the United States accounted for 10% or more of consolidated assets. For the three and six months ended June 30, 2008 and 2007, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

Domestic intercompany software fee charges to international operations of $11.3 million and $10.1 million for the three months ended June 30, 2008 and 2007, respectively, and $21.4 million and $20.9 million for the six months ended June 30, 2008 and 2007, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

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

We also have two non-core businesses, Alarm.com and Angel.com, that focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. We made the decision to sell these businesses in order to focus our resources on our core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com and Angel.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

Although we continue to explore strategic alternatives for the Angel.com business, based on recent growth in the Angel.com business and changes in market conditions that occurred in the second quarter, management no longer believes that we meet the criteria to permit discontinued operations treatment and held-for-sale classification for the Angel.com business. Accordingly, amounts related to Angel.com have been reclassified to continuing operations for all periods presented in our second quarter 2008 financial results. This reclassification did not have a material impact on our financial results for any period presented.

We remain committed to a plan to sell the Alarm.com business, and expect to complete the sale of the Alarm.com business within the next twelve months. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In our Consolidated Statement of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from this business after the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights for the three and six months ended June 30, 2008 and 2007 (in thousands):

Performance Measures (in thousands)

	Core BI Business		Angel.com		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Revenues
Product licenses	$21,052	$21,699	$—	$—	$21,052	$21,699
Product support and services revenues	65,064	54,771	—	—	65,064	54,771
Angel.com telephony services	—	—	2,740	1,582	2,740	1,582

Total revenues	86,116	76,470	2,740	1,582	88,856	78,052

Cost of Revenues
Product licenses	461	854	—	—	461	854
Product support and other services	15,208	11,278	—	—	15,208	11,278
Angel.com telephony services	—	—	440	493	440	493

Total cost of revenues	15,669	12,132	440	493	16,109	12,625

Gross profit	70,447	64,338	2,300	1,089	72,747	65,427

Operating Expenses
Sales and marketing	32,063	24,587	2,421	1,509	34,484	26,096
Research and development	7,259	8,507	944	700	8,203	9,207
General and administrative	14,911	11,887	90	—	15,001	11,887

Total operating expenses	54,233	44,981	3,455	2,209	57,688	47,190

Income (loss) from continuing operations	$16,214	$19,357	$(1,155)	$(1,120)	$15,059	$18,237

Performance Measures (in thousands)

	Core BI Business		Angel.com		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Revenues
Product licenses	$43,179	$38,398	$—	$—	$43,179	$38,398
Product support and services revenues	126,476	107,425	—	—	126,476	107,425
Angel.com telephony services	—	—	5,105	3,092	5,105	3,092

Total revenues	169,655	145,823	5,105	3,092	174,760	148,915

Cost of Revenues
Product licenses	1,020	1,443	—	—	1,020	1,443
Product support and services revenues	28,694	22,205	—	—	28,694	22,205
Angel.com telephony services	—	—	900	936	900	936

Total cost of revenues	29,714	23,648	900	936	30,614	24,584

Gross profit	139,941	122,175	4,205	2,156	144,146	124,331

Operating Expenses
Sales and marketing	60,195	47,752	3,977	2,927	64,172	50,679
Research and development	16,995	14,433	1,532	1,414	18,527	15,847
General and administrative	32,161	25,006	150	—	32,311	25,006

Total operating expenses	109,351	87,191	5,659	4,341	115,010	91,532

Income (loss) from continuing operations	$30,590	$34,984	$(1,454)	$(2,185)	$29,136	$32,799

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM and SAP AG, have begun incorporating business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces; and

•

enhancing our global sales and services organizations, which we have grown substantially over the last three years, by focusing on integrating and leveraging the additional sales and services capacity we now have in place.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
International product licenses revenues	$699	$460	$1,755	$974
International product support revenues	2,363	1,019	4,367	2,135
International other services revenues	928	268	1,579	586
Cost of product support revenues	84	33	158	79
Cost of other services revenues	703	172	1,192	411
Sales and marketing expenses	1,561	609	3,030	1,270
General and administrative expenses	427	173	842	346

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2007 to 2008, international product licenses revenues would have been $6.5 million rather than $7.2 million and $13.9 million rather than $15.6 million for the three and six months ended June 30, 2008, respectively. If there had been no change to foreign currency exchange rates from 2007 to 2008, sales and marketing expenses would have been $32.9 million rather than $34.5 million and $61.1 million rather than $64.2 million for the three and six months ended June 30, 2008, respectively.

The change in the impact of fluctuations in foreign currency exchange rates from the three months ended June 30, 2007 to the three months ended June 30, 2008 is primarily due to the weakening of the U.S. dollar as compared to the Euro and the other principal currencies in which the Company’s foreign subsidiaries conduct business.

Results of Operations

Comparison of the three and six months ended June 30, 2008 and 2007

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Product Licenses Revenues:
Domestic	$13,873	$14,182	-2.2%	$27,528	$23,840	15.5%
International	7,179	7,517	-4.5%	15,651	14,558	7.5%

Total product licenses revenues	$21,052	$21,699	-3.0%	$43,179	$38,398	12.5%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	2	2	4	4
From $500,000 to $1.0 million of licenses revenue recognized	5	7	9	11

Total	7	9	13	15

Domestic:
Above $1.0 million of licenses revenue recognized	2	2	4	3
From $500,000 to $1.0 million of licenses revenue recognized	4	7	5	10

Total	6	9	9	13

International:
Above $1.0 million of licenses revenue recognized	0	0	0	1
From $500,000 to $1.0 million of licenses revenue recognized	1	0	4	1

Total	1	0	4	2

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$2,048	$2,779	-26.3%	$7,058	$4,825	46.3%
From $500,000 to $1.0 million of licenses revenue recognized	3,835	4,474	-14.3%	6,221	7,059	-11.9%
Below $500,000 of licenses revenue recognized	15,169	14,446	5.0%	29,900	26,514	12.8%

Total	21,052	21,699	-3.0%	43,179	38,398	12.5%

Domestic:
Above $1.0 million of licenses revenue recognized	2,048	2,779	-26.3%	7,058	3,801	85.7%
From $500,000 to $1.0 million of licenses revenue recognized	2,880	4,474	-35.6%	3,529	6,517	-45.8%
Below $500,000 of licenses revenue recognized	8,945	6,929	29.1%	16,941	13,522	25.3%

Total	13,873	14,182	-2.2%	27,528	23,840	15.5%

International:
Above $1.0 million of licenses revenue recognized	—	—	n/a	—	1,024	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	955	—	n/a	2,692	542	396.7%
Below $500,000 of licenses revenue recognized	6,224	7,517	-17.2%	12,959	12,992	-0.3%

Total	$7,179	$7,517	-4.5%	$15,651	$14,558	7.5%

For the three months ended June 30, 2008 and 2007, product license transactions with above $500,000 in recognized revenue represented 27.9%, and 33.4% respectively, of our product licenses revenues. During the six months ended June 30, 2008, our top three product license transactions totaled approximately $6.1 million of recognized revenue, compared to $3.8 million during the six months ended June 30, 2007, or 14.0%, and 9.9% of total product licenses revenues, respectively.

Product licenses revenues decreased 3.0% during the three months ended June 30, 2008, as compared to the same period in the prior year, due to a decrease in the number of product license transactions with recognized revenue above $500,000 partially offset by an increase in the number of product license transactions with below $500,000 of recognized revenue and favorable changes in foreign currency exchange rates.

Product licenses revenues increased during the six months ended June 30, 2008, as compared to the same period in the prior year, due to an increase in the average deal size of product license transactions with above $1.0 million of recognized revenue, including one transaction totaling $4.0 million and favorable changes in foreign currency exchange rates.

Domestic product licenses revenues. Domestic product licenses revenues decreased 2.2% during the three months ended June 30, 2008, as compared to the same period in the prior year, primarily due to a decrease in the number of product license transactions with recognized revenue above $500,000 partially offset by an increase in the number of product license transactions with below $500,000 of recognition revenue.

Domestic product licenses revenues increased during the six months ended June 30, 2008, as compared to the same period in the prior year, primarily due to an increase in the average deal size of product license transactions with below $500,000 of recognized revenue as well as to an increase in the average deal size of product license transactions with recognized revenue above $1.0 million, including one transaction totaling $4.0 million.

International product licenses revenues. International product licenses revenues decreased 4.5% during the three months ended June 30, 2008, as compared to the same period in the prior year, due to a decrease in the average deal size of product license transactions with recognized revenue below $500,000 partially offset by favorable changes in foreign currency exchange rates.

International product licenses revenues increased during the six months ended June 30, 2008, as compared to the same period in the prior year, due to an increase number of product license transactions with recognized revenue above $500,000 and favorable changes in foreign currency exchange rates.

Product support and other services revenues. The following table sets forth product support revenues and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Product Support and Other Services Revenues:
Domestic	$26,242	$24,181	8.5%	$51,502	$47,376	8.7%
International	21,134	16,439	28.6%	39,861	31,515	26.5%

Total product support revenues	47,376	40,620	16.6%	91,363	78,891	15.8%

Consulting	13,661	10,640	28.4%	27,332	21,427	27.6%
Education	4,027	3,511	14.7%	7,781	7,107	9.5%

Total product support and other services revenues	$65,064	$54,771	18.8%	$126,476	$107,425	17.7%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended June 30, 2008, as compared to the same period in the prior year. Contributing to this increase was a 20.0% growth in revenue recognized from our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts and favorable changes in foreign currency exchange rates.

Both domestic and international product support revenues increased during the six months ended June 30, 2008, as compared to the same period in the prior year. Contributing to this increase was a 19.5% growth in revenue recognized from our installed base of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts and favorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, due to increases in the number of billable systems integration hours provided to our customers.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, primarily due to growth in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Angel.com telephony services	2,740	1,582	73.2%	5,105	3,092	65.1%

Angel.com telephony services revenues increased during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and additional telephony services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Cost of Revenues:
Product licenses	$461	$854	-46.0%	$1,020	$1,443	-29.3%
Product support	3,516	2,528	39.1%	6,675	5,144	29.8%
Consulting	9,781	7,036	39.0%	18,391	13,811	33.2%
Education	1,911	1,714	11.5%	3,628	3,250	11.6%
Angel.com telephony services	440	493	-10.8%	900	936	-3.8%

Total cost of revenues	$16,109	$12,625	27.6%	$30,614	$24,584	24.5%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The decrease in cost of product licenses revenues during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the decrease in amortization of capitalized software development costs as development costs attributable to MicroStrategy 8.0 became fully amortized during 2007.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels, variable compensation costs to support our growing customer base and higher compensation levels. Product support headcount increased 17.3% to 122 at June 30, 2008 from 104 at June 30, 2007.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to increase in staffing levels and variable compensation costs to support our growing customer base. Consulting headcount increased 28.8% to 300 at June 30, 2008 from 233 at June 30, 2007.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation costs to support our growing customer base. Education headcount increased 15.6% to 52 at June 30, 2008 from 45 at June 30, 2007.

Cost of Angel.com revenues. Cost of Angel.com revenues includes telephony costs. The decrease in cost of Angel.com telephony services revenues during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily due to a decrease in the usage rate per minute we pay, which was partially offset by an increase in the total minutes of usage.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Sales and marketing	$32,063	$24,587	30.4%	$60,195	$47,752	26.1%
General and administrative	14,911	11,887	25.4%	32,161	25,006	28.6%

Total	$46,974	$36,474	28.8%	$92,356	$72,758	26.9%

Sales and marketing expenses for core BI business. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended June 30, 2008, as compared to the same period in the prior year, with 88.9% of the increase attributable to an increase in staffing levels and higher compensation levels, including changes to bonus plans and commission rate structures in 2008, 5.7% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 5.0% of the increase attributable to increases in travel and entertainment. Sales and marketing headcount increased 16.3% to 591 at June 30, 2008 from 508 at June 30, 2007.

Sales and marketing expenses increased during the six months ended June 30, 2008, as compared to the same period in the prior year, with 91.2% of the increase attributable to an increase in staffing levels and variable compensation costs related to changes in bonus plans and commission rate structures compensation plans in 2008, 3.8% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 3.8% of the increase attributable to increases in travel and entertainment.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended June 30, 2008, as compared to the same period in the prior year, with 63.7% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 27.9% of the increase related to increases in third-party consulting costs, and 6.4% of the increase attributable to an increase in recruiting costs. The increase in third-party consulting costs was primarily due to a settlement and reduction of an accrual for legal services of $0.8 million during the three months ended June 30, 2007. General and administrative headcount increased 23.0% to 332 at June 30, 2008 from 270 at June 30, 2007.

General and administrative expenses increased during the six months ended June 30, 2008, as compared to the same period in the prior year, with 44.5% of the increase primarily attributable to an increase in compensation and related costs due to an increase in staffing levels, 42.0% related to an increase in legal costs due to a $2.3 million accrual related to a litigation matter made during the first quarter of 2008 and a settlement and reduction of an accrual for legal services of $0.8 million during the three months ended June 30, 2007, and 7.2% of the increase attributable to an increase in recruiting costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Sales and marketing	$2,421	$1,509	60.4%	$3,977	$2,927	35.9%
General and administrative	90	—	n/a	150	—	n/a

Total	$2,511	$1,509	66.4%	$4,127	$2,927	41.0%

The increase in sales and marketing and general and administrative expenses during the three and six months ended June 30, 2008, as compared to the same periods in the prior year, was primarily attributable to compensation costs related to certain compensation paid to management in connection with the exploration of strategic alternatives for the Angel.com business, and to expenses related to growing revenue streams of our Angel.com telephony services. Our core BI business provides additional general and administrative services to Angel.com. The amount provided is not significant for the three and six months ended June 30, 2008 and 2007.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Gross research and development expenses:
Core research and development activities	$10,121	$8,507	19.0%	$19,857	$16,852	17.8%
Angel.com research and development activities	944	700	34.9%	1,532	1,414	8.3%
Capitalized software development costs	(2,862)	—	-100.0%	(2,862)	(2,419)	18.3%

Total research and development expenses	$8,203	$9,207	-10.9%	$18,527	$15,847	16.9%

Amortization of capitalized software development costs included in cost of product licenses revenues	$246	$652	-62.3%	$598	$1,107	-46.0%

Research and development expenses decreased during the three months ended June 30, 2008, as compared to the same period in the prior year, primarily due to $2.9 million of software development costs that were capitalized in the three months ended June 30, 2008 as compared to no costs capitalized in the same period in the prior year. Excluding the capitalized software development costs, research and development expenses increased 19.0% during the three months ended June 30, 2008, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s new China technology center. Research and development headcount increased 27.9% to 321 at June 30, 2008 from 251 at June 30, 2007.

Research and development expenses increased during the six months ended June 30, 2008, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s new China technology center.

As of June 30, 2008, our research and development resources were allocated to the following projects: 22.5% to MicroStrategy 8, 62.9% to new product initiatives, and 14.6% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During the six months ended June 30, 2008 and 2007, we recorded a provision for income taxes from continuing operations of $12.8 million and $13.4 million, respectively, resulting in an effective tax rate for such periods of 43.1% and 38.5%, respectively. Our effective tax rate increased during the six months ended June 30, 2008, as compared to the same period in the prior year, primarily as a result of a correction to the carrying value of our deferred tax asset for state net operating losses of $1.1 million in the second quarter of 2008 and, to a lesser extent, higher foreign pretax losses in certain jurisdictions with no related income tax benefit due to a lack of evidence supporting our ability to utilize these losses in the future. Of the $12.8 million provision from continuing operations during the six months ended June 30, 2008, $9.3 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards.

As of June 30, 2008, we had domestic and foreign net operating loss carryforwards of $99.1 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $56.6 million. We have domestic net operating loss carryforwards of $79.8 million that will begin to expire in 2021, and $19.3 million of foreign net operating loss carryforwards that began to expire in 2008. Also, as of June 30, 2008, we had a valuation allowance of $22.7 million (pre-tax) primarily related to certain foreign net operating loss carryforward tax assets that we expect to expire unused.

We intend to indefinitely reinvest the undistributed 2008 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the three months ended June 30, 2008 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2008 foreign earnings. We accrue applicable U.S. federal and state taxes (net of foreign tax credits) on projected undistributed foreign subsidiary earnings that we intend to repatriate. Additionally, U.S. federal tax laws require us to include in our U.S. income tax return certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. As of June 30, 2008, we continued to own and operate our Alarm.com business. However, SFAS 144 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, this operation after its divestiture.

As such, we reclassified revenues and costs associated with the Alarm.com business held-for-sale to discontinued operations for all periods represented. The following table summarizes the income (loss) from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2008	2007		2008	2007
Income (loss) from discontinued operations, net of tax:	$228	$77	196.1%	$(435)	$125	-448.0%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
Current:
Deferred product licenses revenue	$5,591	$3,523	$2,096
Deferred product support revenue	94,278	99,885	85,874
Deferred other services revenue	14,529	15,692	15,166

	114,398	119,100	103,136
Less: billed and unpaid deferred revenue	(38,573)	(54,866)	(37,029)

	$75,825	$64,234	$66,107

Non-current:
Deferred product licenses revenue	$687	$290	$351
Deferred product support revenue	1,843	1,587	2,031
Deferred other services revenue	325	59	40

	2,855	1,936	2,422
Less: billed and unpaid deferred revenue	(1,728)	(568)	(578)

	$1,127	$1,368	$1,844

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of June 30, 2008, as compared to December 31, 2007, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2007 that subsequently were paid. The increase in deferred revenue and advance payments as of June 30, 2008, as compared to June 30, 2007, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

We expect to recognize $114.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three and six months ended June 30, 2008, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and ongoing collection of our accounts receivable. On June 30, 2008, we had $119.6 million of cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2008, we had $1.9 million of cash collateral posted under the security agreement, all invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended June 30, 2008, we repurchased an aggregate of 39,208 shares of our class A common stock at an average price per share of $77.05 and an aggregate cost of $3.0 million pursuant to the 2005 Share Repurchase Program. During the six months ended June 30, 2008, we repurchased an aggregate of 118,408 shares of our class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program. As of June 30, 2008, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We expect to pay the next installment in the amount of $25.0 million in the second half of 2008. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. We made payments of $5.0 million and $2.5 million with regards to this aircraft in January and September 2007, respectively.

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

	Twelve Months Ended June 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations:
Operating leases:	13,431	11,412	3,840	2,837	2,485	2,879	36,884
Purchase obligations:	25,000	13,526	—	—	—	—	38,526

Total	$38,431	$24,938	$3,840	$2,837	$2,485	$2,879	$75,410

As of June 30, 2008, we had $8.5 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $42.1 million and $46.6 million during the six months ended June 30, 2008 and 2007, respectively. The major components of net cash provided by operating activities for the six months ended June 30, 2008 were $16.4 million of net income, an $8.5 million decrease in deferred taxes, $3.1 million of non-cash depreciation and amortization charges, a $10.7 million decrease in accounts receivable, an $8.3 million increase in deferred revenue and advance payments partially offset by a $6.1 million decrease in accounts payable and accrued expenses. The decrease in net cash provided by operating activities during the six months ended June 30, 2008, as compared to the same period in the prior year, was primarily attributable to a $4.5 million decrease in net income from continuing operations, a $7.5 million decrease in changes in accounts receivable and $2.1 million of deferred taxes, partially offset by a $6.3 million increase in changes in accounts payable and accrued expenses. In addition, net cash provided by discontinued operations was $0.5 million during the six months ended June 30, 2008 compared to the $3.1 million of net cash used by discontinued operations during the six months ended June 30, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.0 million and $9.5 million during the six months ended June 30, 2008 and 2007, respectively. The major components of net cash used in investing activities for the six months ended June 30, 2008 consisted primarily of $1.8 million of purchases of property and equipment, and a $2.9 million increase in capitalized software development costs. The decrease in net cash used in investing activities during the six months ended June 30, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in advance deposits on purchase of property and equipment of $5.0 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $6.2 million and $40.7 million during the six months ended June 30, 2008 and 2007, respectively. Net cash used in financing activities for the six months ended June 30, 2008 resulted primarily from purchases of treasury stock of $8.4 million, offset by proceeds from the sale of class A common stock from the exercise of stock options of $2.0 million. The decrease in net cash used in financing activities during the six months ended June 30, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in the purchases of treasury stock of $36.4 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2008, we had $1.9 million of cash collateral posted under the security agreement.

We did not enter into any off-balance sheet arrangements during the six months ended June 30, 2008. As of June 30, 2008, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on our accounting for business combinations once adopted, but the effect on our consolidated results of operations and financial position will be dependent upon the acquisitions, if any, that we make on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not have an impact on our consolidated financial position and results of operations.

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

As of June 30, 2008, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 41.0% and 36.3% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 40.1% and 36.8% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2008, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 1.2%.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2,

4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. Both parties filed additional briefing. The Court has not yet ruled on Business Objects’ fee petition. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and has been recorded as a general and administrative expense in our consolidated statements of operations. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2008, transactions by channel partners for which we recognized revenues accounted for 22.9%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $117.3 million as of June 30, 2008. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $40.3 million, resulting in net deferred revenue and advance payments of $77.0 million as of June 30, 2008. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2012 totaling approximately $36.3 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2008 and 2007; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 41.0% and 36.3% of our total revenues for the three months ended June 30, 2008 and 2007, respectively and 40.1% and 36.8% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the six months ended June 30, 2008, our top three product license transactions totaled approximately $6.1 million of recognized revenue, including one transaction with $4.0 million of recognized revenue, compared to $3.8 million, during the six months ended June 30, 2007, or 14.0% and 9.9% of total product licenses revenues during the six months ended June 30, 2008 and 2007, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. The outcome of this litigation is not presently determinable.

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

We may not be able to dispose of our Alarm.com business on acceptable terms, or at all

In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com business, we committed to a plan to sell this business. We may not be able to effect a sale of this business on acceptable terms, or at all. The timing of any potential disposition and the effect of any such disposition on our reported results of operations for the period in which any disposition may occur are uncertain, but may materially impact our results of operations for the period in which the sale takes place.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 25, 2008, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 67.1% of the total voting power, as of July 25, 2008. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2008 – April 30, 2008	0	N/A	N/A	566,722,381
May 1, 2008 – May 31, 2008	39,208	$77.05	39,208	563,701,471
June 1, 2008 – June 30, 2008	0	N/A	N/A	563,701,471
Total:	39,208	$77.05	39,208	563,701,471

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of June 30, 2008, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 14, 2008. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect eight (8) directors for the next year:
Michael J. Saylor	31,705,702	3,845,280	—	—
Sanju K. Bansal	31,703,286	3,847,696	—	—
Matthew W. Calkins	35,063,909	487,073	—	—
Robert H. Epstein	35,071,805	479,177	—	—
David W. LaRue	35,072,165	478,817	—	—
Jarrod M. Patten	35,064,502	486,480	—	—
Carl J. Rickertsen	35,072,082	478,900	—	—
Thomas P. Spahr	35,072,027	478,955	—	—

2. To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.	35,509,840	27,027	14,115	—

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Changes to Summary of Compensation for Non-employee Directors

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Arthur S. Locke, III
Executive Vice President, Finance & Chief Financial Officer

Date: August 5, 2008