Form 10-Q
period 2008-09-30
MICROSTRATEGY INC
filed 2008-11-04
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 24, 2008 was 9,118,521 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$127,287	$85,194
Restricted cash and investments	514	2,982
Accounts receivable, net	45,196	49,392
Prepaid expenses and other current assets	11,553	12,106
Deferred tax assets, net	24,535	29,652
Assets held-for-sale	7,663	4,272

	216,748	183,598

Property and equipment, net	8,543	9,473
Capitalized software development costs, net	9,573	2,340
Deposits and other assets	37,313	11,433
Deferred tax assets, net	26,710	35,347

Total assets	$298,887	$242,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$50,130	$22,083
Accrued compensation and employee benefits	35,969	38,604
Deferred revenue and advance payments	69,757	64,234
Liabilities held-for-sale	7,338	3,436

Total current liabilities	163,194	128,357

Deferred revenue and advance payments	1,569	1,368
Other long-term liabilities	9,647	9,137

Total liabilities	174,410	138,862

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,165 shares issued and 9,118 shares outstanding, and 14,113 shares issued and 9,184 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	450,622	448,229
Treasury stock, at cost, 5,047 and 4,929 shares, respectively	(366,191)	(357,804)
Accumulated other comprehensive income	2,523	2,929
Retained earnings	37,506	9,958

Total stockholders’ equity	124,477	103,329

Total liabilities and stockholders’ equity	$298,887	$242,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product licenses	$24,787	$30,210
Product support and other services	65,841	61,022

Total revenues	90,628	91,232

Cost of revenues:
Product licenses	422	713
Product support and other services	16,304	11,784

Total cost of revenues	16,726	12,497

Gross profit	73,902	78,735

Operating expenses:
Sales and marketing	35,888	28,544
Research and development	5,922	9,279
General and administrative	14,744	12,170

Total operating expenses	56,554	49,993

Income from continuing operations before financing and other income and income taxes	17,348	28,742

Financing and other income:
Interest income, net	623	927
Other income (expense), net	694	(828)

Total financing and other income	1,317	99

Income from continuing operations before taxes	18,665	28,841
Provision for income taxes	7,593	9,439

Income from continuing operations	11,072	19,402
Income (loss) from discontinued operations, net of tax provision (benefit) ($53 and $(54), respectively)	52	(67)

Net Income	$11,124	$19,335

Basic earnings (loss) per share (1):
From continuing operations	$0.93	$1.58
From discontinued operations	$0.01	$(0.01)

Basic earnings per share	$0.94	$1.57

Weighted average shares outstanding used in computing basic earnings per share	11,887	12,286

Diluted earnings (loss) per share (1):
From continuing operations	$0.90	$1.52
From discontinued operations	$0.00	$(0.01)

Diluted earnings per share	$0.90	$1.51

Weighted average shares outstanding used in computing diluted earnings per share	12,306	12,771

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues:
Product licenses	$67,966	$68,608
Product support and other services	197,422	171,539

Total revenues	265,388	240,147

Cost of revenues:
Product licenses	1,442	2,156
Product support and other services	45,898	34,925

Total cost of revenues	47,340	37,081

Gross profit	218,048	203,066

Operating expenses:
Sales and marketing	100,060	79,223
Research and development	24,449	25,126
General and administrative	47,055	37,176

Total operating expenses	171,564	141,525

Income from continuing operations before financing and other income and income taxes	46,484	61,541

Financing and other income:
Interest income, net	2,081	2,782
Other expense, net	(269)	(791)

Total financing and other income	1,812	1,991

Income from continuing operations before taxes	48,296	63,532
Provision for income taxes	20,365	22,797

Income from continuing operations	27,931	40,735
Income (loss) from discontinued operations, net of tax provision (benefit) ($176 and $46, respectively)	(383)	58

Net Income	$27,548	$40,793

Basic earnings (loss) per share (1):
From continuing operations	$2.35	$3.28
From discontinued operations	$(0.03)	$0.01

Basic earnings per share	$2.32	$3.29

Weighted average shares outstanding used in computing basic earnings per share	11,890	12,416

Diluted earnings (loss) per share (1):
From continuing operations	$2.26	$3.14
From discontinued operations	$(0.03)	$0.01

Diluted earnings per share	$2.23	$3.15

Weighted average shares outstanding used in computing diluted earnings per share	12,332	12,953

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$27,548	$40,793
Plus: Loss (income) from discontinued operations, net	383	$(58)

Income from continuing operations	27,931	$40,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,825	5,710
Bad debt expense	1,074	1,447
Deferred taxes	13,655	18,559
Stock-based compensation	45	413
Excess tax benefits from stock-based payment arrangements	(241)	(2,269)
Other, net	49	116
Changes in operating assets and liabilities:
Accounts receivable	3,617	5,710
Prepaid expenses and other current assets	176	(258)
Deposits and other assets	(218)	(1,414)
Accounts payable and accrued expenses, compensation and employee benefits, accrued interest	294	(8,447)
Deferred revenue and advance payments	6,071	6,579
Other long-term liabilities	568	37

Net cash provided by operating activities from continuing operations	57,846	66,918
Net cash provided by (used in) operating activities from discontinued operations	1,399	(2,184)

Net cash provided by operating activities	59,245	64,734

Investing activities:
Advance deposits on purchases of property and equipment	—	(7,500)
Purchases of property and equipment	(2,972)	(2,819)
Capitalized software development costs	(8,078)	(2,650)
Decrease in restricted cash and investments	1,062	997

Net cash used in investing activities from continuing operations	(9,988)	(11,972)
Net cash used in investing activities from discontinued operations	(158)	(49)

Net cash used in investing activities	(10,146)	(12,021)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,073	2,013
Excess tax benefits from stock-based payment arrangements	241	2,269
Purchases of treasury stock	(8,387)	(62,634)

Net cash used in financing activities from continuing activities	(6,073)	(58,352)
Net cash used in financing activities from discontinued activities	—	—

Net cash used in financing activities	(6,073)	(58,352)
Effect of foreign exchange rate changes on cash and cash equivalents	(933)	2,384

Net increase (decrease) in cash and cash equivalents	42,093	(3,255)
Cash and cash equivalents, beginning of period	85,194	78,980

Cash and cash equivalents, end of period	$127,287	$75,725

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2008 and December 31, 2007, the Company had $1.0 million and $1.9 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	September 30, 2008	December 31, 2007
Billed and billable	$89,741	$106,605
Less: billed and unpaid deferred revenue	(41,352)	(55,434)

	48,389	51,171
Less: allowance for doubtful accounts	(3,193)	(1,779)

	$45,196	$49,392

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	September 30, 2008	December 31, 2007
Current:
Deferred product licenses revenue	$4,524	$3,523
Deferred product support revenue	92,321	99,885
Deferred other services revenue	13,345	15,692

	110,190	119,100
Less: billed and unpaid deferred revenue	(40,433)	(54,866)

	$69,757	$64,234

Non-current:
Deferred product licenses revenue	$713	$290
Deferred product support revenue	1,595	1,587
Deferred other services revenue	180	59

	2,488	1,936
Less: billed and unpaid deferred revenue	(919)	(568)

	$1,569	$1,368

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case has been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. Both parties have filed additional briefings. The Court has not yet ruled on Business Objects’ fee petition. During the first quarter of 2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in its consolidated balance sheets, and has been recorded as a general and administrative expense in the Company’s consolidated statements of operations. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

On September 29, 2008, EON Corp IP Holdings, LLC (EON) filed a complaint for patent infringement against Alarm.com Incorporated, which is a majority-owned subsidiary of MicroStrategy, and a number of other unrelated defendants in the United States District Court for the Eastern District of Texas. The complaint accuses Alarm.com of infringing U.S. Patent Nos. 5,388,101 and 5,481,546 directly, contributorily and by inducement by making, using, selling and offering for sale two-way communication networks and/or data systems that fall within the scope of at least one claim of the referenced patents. The complaint seeks damages, an award of attorney’s fees and the court costs, an award of pre-judgment and post-judgment interest on damages, and any other relief EON may justly be awarded. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

The Company made payments of $5.0 million and $2.5 million with regards to this aircraft in January 2007 and September 2007, respectively, and recorded the amount of the payments in deposits and other assets. Additionally, the Company accrued $25.0 million in accounts payable and accrued expenses as of September 30, 2008 and recorded the accrual amount in deposits and other assets. In October 2008, the Company made an installment payment to the aircraft manufacturer of $25.0 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of September 30, 2008 or December 31, 2007. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended September 30, 2008, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. For the nine months ended September 30, 2008, the Company repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2008, the Company had repurchased an aggregate of 2,469,473 shares of its class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

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

The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income taxes account. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of September 30, 2008, the amount of accrued interest expense on unrecognized income tax benefits was not material.

As of September 30, 2008, if recognized, $8.8 million of unrecognized tax benefits would impact the effective tax rate. The Company does not presently anticipate that the unrecognized tax benefits will materially increase or decrease prior to December 31, 2008; however, actual changes in unrecognized tax benefits could differ from those currently expected.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	September 30, 2008	December 31, 2007
Deferred tax assets, net of deferred tax liabilities	$57,570	$71,678
Valuation allowance	(6,325)	(6,679)

Deferred tax assets, net of valuation allowance	$51,245	$64,999

Short-term deferred tax assets, net	$24,535	$29,652
Long-term deferred tax assets, net	26,710	35,347

Total deferred tax assets, net	$51,245	$64,999

The valuation allowance as of September 30, 2008 and December 31, 2007 relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized in accordance with the rules under SFAS No. 109, “Accounting for Income Taxes.”

The Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2008. The Company also records discrete items in each respective period as appropriate. For the nine months ended September 30, 2008 and 2007, the Company’s consolidated annualized effective tax rate from continuing operations was 42.2% and 35.9%, respectively.

The Company intends to indefinitely reinvest its undistributed 2008 earnings of certain foreign subsidiaries, in accordance with APB 23, “Accounting for Income-Taxes, Special Areas.” Therefore, the annualized effective tax rate applied to the Company’s pre-tax income for the nine months ended September 30, 2008 did not include any provision for U.S. federal and state income taxes on the projected amount of these undistributed 2008 foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use the net operating loss carryforwards, research and development tax credit carryforwards, alternative minimum tax credit carryforwards, and foreign tax credit carryforwards in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets subject to Internal Revenue Code limitations within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is not more likely than not that such deferred tax assets are realizable.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.4 million shares of class A common stock available for issuance under its share-based compensation plans as of September 30, 2008. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

In addition, a subsidiary of the Company maintains a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense for this subsidiary have not been significant through September 30, 2008.

Share-based compensation expense recognized during the three and nine months ended September 30, 2008 and 2007 was not significant.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$11,124	$19,335	$27,548	$40,793
Foreign currency translation adjustment	(1,213)	156	(404)	(337)
Unrealized loss on short-term investments, net of applicable taxes	(8)	(4)	(2)	(9)

Comprehensive income	$9,903	$19,487	$27,142	$40,447

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

(13) Discontinued Operations

In March 2008, in connection with its consideration of strategic alternatives relating to its non-core Alarm.com business, the Company committed to a plan to sell this business. The Company made the decision to sell this business in order to focus its resources on its core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

The Company remains committed to a plan to sell the Alarm.com business, and expects to complete the sale of the Alarm.com business within the next 12 months. The associated assets and liabilities of the Alarm.com business have been classified as held-for-sale in accordance with SFAS 144, and are presented in the following table.

(in thousands)	September 30, 2008	December 31, 2007
Assets:
Accounts Receivable	$7,148	$3,625
Prepaid Expenses & Other Current Assets	331	576
Property and equipment, net	184	71

Total assets	$7,663	$4,272

Liabilities:
Accounts payable and accrued expenses	$3,138	$1,385
Accrued compensation and employee benefits	843	610
Deferred revenue and advance payments	3,357	1,441

Total liabilities	$7,338	$3,436

Net assets and liabilities of disposal group	$325	$836

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenues and pre-tax income generated by the Alarm.com business during the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues	$5,941	$4,613	$16,391	$12,931
Pre-tax income (loss)	$105	$(121)	$(207)	$104

(14) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business unit. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended September 30, 2008
Total revenues	$48,408	$31,460	$8,072	$2,688	$90,628
Long-lived assets	47,608	5,012	2,122	687	$55,429
Three months ended September 30, 2007
Total revenues	$55,483	$28,152	$5,772	$1,825	$91,232
Long-lived assets	18,483	3,596	1,727	569	$24,375

Nine months ended September 30, 2008
Total revenues	$147,974	$86,676	$22,945	$7,793	$265,388
Long-lived assets	47,608	5,012	2,122	687	$55,429
Nine months ended September 30, 2007
Total revenues	$146,521	$72,102	$16,607	$4,917	$240,147
Long-lived assets	18,483	3,596	1,727	569	$24,375

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30, 2008 and 2007, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of September 30, 2008, and September 30, 2007, no individual country outside the United States accounted for 10% or more of consolidated assets. For the three and nine months ended September 30, 2008 and 2007, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

Domestic intercompany software fee charges to international operations of $10.9 million and $9.3 million for the three months ended September 30, 2008 and 2007, respectively, and $32.3 million and $30.2 million for the nine months ended September 30, 2008 and 2007, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

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

We also have two non-core businesses, Alarm.com and Angel.com, which focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. We made the decision to sell these businesses in order to focus our resources on our core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com and Angel.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

Although we continue to explore strategic alternatives for the Angel.com business, based on changes in market conditions that occurred in the quarter ended June 30, 2008, we determined that Angel.com no longer met the criteria to permit discontinued operations treatment and held-for-sale classification. Accordingly, amounts related to Angel.com were reclassified to continuing operations in the second quarter of 2008. This reclassification did not have a material impact on our financial results for any period presented.

We remain committed to a plan to sell the Alarm.com business, and expect to complete the sale of the Alarm.com business within the next 12 months. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In our Consolidated Statement of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from this business after the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Core BI Business		Angel.com				Consolidated
	Three Months Ended September 30		Three Months Ended September 30				Three Months Ended September 30
	2008	2007	2008		2007		2008	2007
Revenues
Product licenses	$24,787	$30,210	$—		$—		$24,787	$30,210
Product support and other services	63,153	59,197	—		—		63,153	59,197
Angel.com telephony services	—	—	2,688		1,825		2,688	1,825

Total revenues	87,940	89,407	2,688		1,825		90,628	91,232

Cost of revenues
Product licenses	422	713	—		—		422	713
Product support and other services	15,908	11,277	—		—		15,908	11,277
Angel.com telephony services	—	—	396		507		396	507

Total cost of revenues	16,330	11,990	396		507		16,726	12,497

Gross profit	71,610	77,417	2,292		1,318		73,902	78,735

Operating expenses
Sales and marketing	33,767	26,932	2,121		1,612		35,888	28,544
Research and development	5,234	8,615	688		664		5,922	9,279
General and administrative	14,679	12,163	65	(a)	7	(a)	14,744	12,170

Total operating expenses	53,680	47,710	2,874		2,283		56,554	49,993

Income (loss) from operations	$17,930	$29,707	$(582)		$(965)		$17,348	$28,742

(a)	An insignificant amount of general and administrative services is provided to the Angel.com business unit by MicroStrategy’s core business operations.

	Core BI Business		Angel.com				Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008		2007		2008	2007
Revenues
Product licenses	$67,966	$68,608	$—		$—		$67,966	$68,608
Product support and other services	189,629	166,622	—		—		189,629	166,622
Angel.com telephony services	—	—	7,793		4,917		7,793	4,917

Total revenues	257,595	235,230	7,793		4,917		265,388	240,147

Cost of revenues
Product licenses	1,442	2,156	—		—		1,442	2,156
Product support and other services	44,602	33,482	—		—		44,602	33,482
Angel.com telephony services	—	—	1,296		1,443		1,296	1,443

Total cost of revenues	46,044	35,638	1,296		1,443		47,340	37,081

Gross profit	211,551	199,592	6,497		3,474		218,048	203,066

Operating expenses
Sales and marketing	93,962	74,684	6,098		4,539		100,060	79,223
Research and development	22,229	23,048	2,220		2,078		24,449	25,126
General and administrative	46,840	37,169	215	(a)	7	(a)	47,055	37,176

Total operating expenses	163,031	134,901	8,533		6,624		171,564	141,525

Income (loss) from operations	$48,520	$64,691	$(2,036)		$(3,150)		$46,484	$61,541

(a)	An insignificant amount of general and administrative services is provided to the Angel.com business unit by MicroStrategy’s core business operations.

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM and SAP AG, have incorporated business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
International product licenses revenues	$463	$604	$2,218	$1,596
International product support revenues	1,265	1,176	5,632	3,351
International other services revenues	444	384	2,023	985
Cost of product support revenues	33	45	190	128
Cost of other services revenues	512	197	1,704	614
Sales and marketing expenses	747	740	3,777	2,057
General and administrative expenses	284	98	1,126	474

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2007 to 2008, international product licenses revenues would have been $12.1 million rather than $12.6 million and $26.0 million rather than $28.2 million for the three and nine months ended September 30, 2008, respectively. If there had been no change to foreign currency exchange rates from 2007 to 2008, sales and marketing expenses would have been $35.1 million rather than $35.9 million and $96.3 million rather than $100.1 million for the three and nine months ended September 30, 2008, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2008 and 2007

Revenues

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Product Licenses Revenues:
Domestic	$12,220	$19,574	-37.6%	$39,748	$43,414	-8.4%
International	12,567	10,636	18.2%	28,218	25,194	12.0%

Total product licenses revenues	$24,787	$30,210	-18.0%	$67,966	$68,608	-0.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	2	6	6	10
From $500,000 to $1.0 million of licenses revenue recognized	8	7	17	18

Total	10	13	23	28

Domestic:
Above $1.0 million of licenses revenue recognized	1	4	5	7
From $500,000 to $1.0 million of licenses revenue recognized	3	4	8	14

Total	4	8	13	21

International:
Above $1.0 million of licenses revenue recognized	1	2	1	3
From $500,000 to $1.0 million of licenses revenue recognized	5	3	9	4

Total	6	5	10	7

The following table sets forth the recognized revenue attributable to product license transactions, grouped by size, during the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$5,102	$9,355	-45.5%	$12,160	$14,180	-14.2%
From $500,000 to $1.0 million of licenses revenue recognized	5,065	4,820	5.1%	11,286	11,879	-5.0%
Below $500,000 of licenses revenue recognized	14,620	16,035	-8.8%	44,520	42,549	4.6%

Total	24,787	30,210	-18.0%	67,966	68,608	-0.9%

Domestic:
Above $1.0 million of licenses revenue recognized	2,332	6,905	-66.2%	9,390	10,706	-12.3%
From $500,000 to $1.0 million of licenses revenue recognized	1,977	2,955	-33.1%	5,506	9,472	-41.9%
Below $500,000 of licenses revenue recognized	7,911	9,714	-18.6%	24,852	23,236	7.0%

Total	12,220	19,574	-37.6%	39,748	43,414	-8.4%

International:
Above $1.0 million of licenses revenue recognized	2,770	2,450	13.1%	2,770	3,474	-20.3%
From $500,000 to $1.0 million of licenses revenue recognized	3,088	1,865	65.6%	5,780	2,407	140.1%
Below $500,000 of licenses revenue recognized	6,709	6,321	6.1%	19,668	19,313	1.8%

Total	$12,567	$10,636	18.2%	$28,218	$25,194	12.0%

For the three months ended September 30, 2008 and 2007, product license transactions with above $500,000 in recognized revenue represented 41.0% and 46.9%, respectively, of our product licenses revenues. During the nine months ended September 30, 2008, our top three product license transactions totaled approximately $9.1 million of recognized revenue, compared to $5.6 million during the nine months ended September 30, 2007, or 13.4%, and 8.2% of total product licenses revenues, respectively.

Product licenses revenues decreased 18.0% during the three months ended September 30, 2008, as compared to the same period in the prior year, due to a decrease in the number of product license transactions with recognized revenue above $1.0 million partially offset by an increase in the number of product license transactions with $500,000 to $1.0 million of recognized revenue and favorable changes in foreign currency exchange rates.

Product licenses revenues decreased during the nine months ended September 30, 2008, as compared to the same period in the prior year, due to a decrease in the number of product license transactions with above $500,000 of recognized revenue, partially offset by favorable changes in foreign currency exchange rates.

Domestic product licenses revenues. Domestic product licenses revenues decreased 37.6% during the three months ended September 30, 2008, as compared to the same period in the prior year, primarily due to a decrease in the number of product license transactions and average deal size.

Domestic product licenses revenues decreased during the nine months ended September 30, 2008, as compared to the same period in the prior year, primarily due to a decrease in the number of product license transactions with above $500,000 of recognized revenue.

International product licenses revenues. International product licenses revenues increased 18.2% during the three months ended September 30, 2008, as compared to the same period in the prior year, due to an increase in the number of product license transactions with $500,000 to $1.0 million of recognized revenue and favorable changes in foreign currency exchange rates.

International product licenses revenues increased during the nine months ended September 30, 2008, as compared to the same period in the prior year, due to a significant increase in the number of product license transactions with $500,000 to $1.0 million of recognized revenue and favorable changes in foreign currency exchange rates, partially offset by a decrease in the number of product license transactions with above $1.0 million of recognized revenue.

Product support and other services revenues. The following table sets forth product support revenues and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Product Support and Other Services Revenues:
Domestic	$26,480	$24,997	5.9%	$77,982	$72,373	7.8%
International	20,060	17,676	13.5%	59,921	49,191	21.8%

Total product support revenues	46,540	42,673	9.1%	137,903	121,564	13.4%

Consulting	12,818	13,074	-2.0%	40,150	34,501	16.4%
Education	3,795	3,450	10.0%	11,576	10,557	9.7%

Total product support and other services revenues	$63,153	$59,197	6.7%	$189,629	$166,622	13.8%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during the three months ended September 30, 2008, as compared to the same period in the prior year. Contributing to this increase was a 20.4% growth in the number of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts and favorable changes in foreign currency exchange rates, partially offset by a decrease in average annual prices.

Both domestic and international product support revenues increased during the nine months ended September 30, 2008, as compared to the same period in the prior year. Contributing to this increase was a 20.0% growth in the number of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts and favorable changes in foreign currency exchange rates, partially offset by a decrease in average annual prices.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during the three months ended September 30, 2008, as compared to the same period in the prior year, due to a decrease in the average hourly rate partially offset by an increase in billable systems integration hours provided to our customers. Consulting revenues increased during the nine months ended September 30, 2008, as compared to the same period in the prior year, due to an increase in the number of billable systems integration hours provided to our customers partially offset by a decline in the average hourly rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, primarily due to growth in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Angel.com telephony services	2,688	1,825	47.3%	7,793	4,917	58.5%

Angel.com telephony services revenues increased during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and additional telephony services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Cost of Revenues:
Product licenses	$422	$713	-40.8%	$1,442	$2,156	-33.1%
Product support	3,326	2,742	21.3%	10,001	7,886	26.8%
Consulting	10,678	6,862	55.6%	29,069	20,673	40.6%
Education	1,904	1,673	13.8%	5,532	4,923	12.4%
Angel.com telephony services	396	507	-21.9%	1,296	1,443	-10.2%

Total cost of revenues	$16,726	$12,497	33.8%	$47,340	$37,081	27.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The decrease in cost of product licenses revenues during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the decrease in amortization of capitalized software development costs as development costs attributable to MicroStrategy 8.0 became fully amortized during 2007.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels, variable compensation costs to support our growing customer base and higher compensation levels. Product support headcount increased 14.8% to 124 at September 30, 2008 from 108 at September 30, 2007.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation costs to support our growing customer base. Consulting headcount increased 49.1% to 325 at September 30, 2008 from 218 at September 30, 2007.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation costs to support our growing customer base. Education headcount increased 32.6% to 61 at September 30, 2008 from 46 at September 30, 2007.

Cost of Angel.com revenues. Cost of Angel.com revenues includes telephony costs. The decrease in cost of Angel.com telephony services revenues during the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was primarily due to a decrease in the usage rate per minute we pay, partially offset by an increase in the total minutes of usage.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Sales and marketing	$33,767	$26,932	25.4%	$93,962	$74,684	25.8%
General and administrative	14,679	12,163	20.7%	46,840	37,169	26.0%

Total	$48,446	$39,095	23.9%	$140,802	$111,853	25.9%

Sales and marketing expenses for core BI business. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended September 30, 2008, as compared to the same period in the prior year, with 74.5% of the increase attributable to an increase in staffing levels and higher compensation levels, including changes to bonus plans and commission rate structures in 2008, 13.4% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 7.0% of the increase attributable to increases in facility and other related support costs. Sales and marketing headcount increased 21.6% to 630 at September 30, 2008 from 518 at September 30, 2007.

Sales and marketing expenses increased during the nine months ended September 30, 2008, as compared to the same period in the prior year, with 85.2% of the increase attributable to an increase in staffing levels and variable compensation costs related to changes in bonus plans and commission rate structures compensation plans in 2008, 7.2% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 5.8% of the increase attributable to increases in facility and other related support costs.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during the three months ended September 30, 2008, as compared to the same period in the prior year, with 42.0% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 27.6% of the increase related to increases in transaction taxes, 16.1% of the increase attributable to an increase in recruiting costs and 12.6% of the increase related to increases in third-party consulting costs. The increase in transaction taxes was primarily due to a change in the tax law related to our subsidiary in Brazil which resulted in a one-time tax credit during the three months ended September 30, 2007. General and administrative headcount increased 23.5% to 352 at September 30, 2008 from 285 at September 30, 2007.

General and administrative expenses increased during the nine months ended September 30, 2008, as compared to the same period in the prior year, with 43.8% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 34.0% of the increase related to an increase in legal costs due to a $2.3 million accrual related to a litigation matter made during the first quarter of 2008 and a settlement and reduction of an accrual for legal services of $0.8 million during the three months ended June 30, 2007, 9.6% of the increase attributable to an increase in recruiting costs and 4.6% of the increase related to increases in transaction taxes. The increase in transaction taxes was primarily due to a change in the tax law related to our subsidiary in Brazil which resulted in a one-time tax credit during the three months ended September 30, 2007.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Sales and marketing	$2,121	$1,612	31.6%	$6,098	$4,539	34.3%
General and administrative	65	7	828.6%	215	7	2971.4%

Total	$2,186	$1,619	35.0%	$6,313	$4,546	38.9%

The increase in Angel.com sales and marketing and general and administrative expenses during the three months ended September 30, 2008, as compared to the same period in the prior year, was primarily attributable to an increase in expenses related to growing revenue streams of our Angel.com telephony services. The increase in sales and marketing and general and administrative expenses during the nine months ended September 30, 2008, as compared to the same period in the prior year, was primarily attributable to an increase in compensation costs related to certain compensation paid to management in connection with the exploration of strategic alternatives for the Angel.com business, and to an increase in expenses related to growing revenue streams of our Angel.com telephony services. Our core BI business provides additional general and administrative services to Angel.com. The amount provided was not significant for the three and nine months ended September 30, 2008 and 2007.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
Gross research and development expenses:
Core research and development activities	$10,450	$8,846	18.1%	$30,307	$25,698	17.9%
Angel.com research and development activities	688	664	3.6%	2,220	2,078	6.8%
Capitalized software development costs	(5,216)	(231)	2158.0%	(8,078)	(2,650)	204.8%

Total research and development expenses	$5,922	$9,279	-36.2%	$24,449	$25,126	-2.7%

Amortization of capitalized software development costs included in cost of product licenses revenues	$247	$542	-54.4%	$845	$1,650	-48.8%

Research and development expenses decreased during the three months ended September 30, 2008, as compared to the same period in the prior year, primarily due to $5.2 million of software development costs that were capitalized in the three months ended September 30, 2008 as compared to $0.2 million of software development costs capitalized in the same period in the prior year. During 2008, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that do not qualify for capitalization. Excluding capitalized software development costs, research and development expenses increased 17.1% during the three months ended September 30, 2008, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s China technology center. Research and development headcount increased 21.8% to 358 at September 30, 2008 from 294 at September 30, 2007.

Research and development expenses decreased during the nine months ended September 30, 2008, as compared to the same period in the prior year, primarily due to $8.1 million of software development costs that were capitalized in the nine months ended September 30, 2008 as compared to $2.6 million of software development costs capitalized in the same period in the prior year. During 2008, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that do not qualify for capitalization. Excluding capitalized software development costs, research development expenses increased 17.1% during the nine months ended September 30, 2008, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in the Company’s China technology center.

As of September 30, 2008, our research and development resources were allocated to the following projects: 7.0% to MicroStrategy 8, 71.2% to new product initiatives, and 21.8% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During the nine months ended September 30, 2008 and 2007, we recorded a provision for income taxes from continuing operations of $20.4 million and $22.8 million, respectively, resulting in an effective tax rate for such periods of 42.2% and 35.9%, respectively. Our effective tax rate increased during the nine months ended September 30, 2008, as compared to the same period in the prior year, primarily as a result of a correction to the carrying value of our deferred tax asset for state net operating losses of $1.1 million in the second quarter of 2008 and, to a lesser extent, higher foreign pretax losses in certain jurisdictions with no related income tax benefit due to uncertainty regarding the ability of the subsidiary to utilize these losses in the future. Of the $20.4 million provision during the nine months ended September 30, 2008, $13.7 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards.

As of September 30, 2008, we had domestic and foreign net operating loss carryforwards of $88.9 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $51.2 million. We have domestic net operating loss carryforwards of $71.1 million that will begin to expire in 2021, and $17.8 million of foreign net operating loss carryforwards that began to expire in 2008. Also, as of September 30, 2008, we had a valuation allowance of $21.1 million (pre-tax) primarily related to certain foreign net operating loss carryforward and other deferred tax assets that more likely than not, in our present estimation, will not be realized.

We intend to indefinitely reinvest the undistributed 2008 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the three months ended September 30, 2008 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2008 foreign earnings. U.S. federal tax laws, however require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits. Because these amounts are already required to be recognized in our U.S. federal income tax return, these amounts are distributed currently; however, no additional tax is incurred on the distribution.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. As of September 30, 2008, we continued to own and operate our Alarm.com business. However, SFAS 144 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, this operation after its divestiture.

As such, we reclassified revenues and costs associated with the Alarm.com business held-for-sale to discontinued operations for all periods represented. The following table summarizes the income (loss) from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2008	2007		2008	2007
Income (loss) from discontinued operations, net of tax:	$52	$(67)	-177.6%	$(383)	$58	-760.3%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
Current:
Deferred product licenses revenue	$4,524	$3,523	$2,386
Deferred product support revenue	92,321	99,885	88,181
Deferred other services revenue	13,345	15,692	14,111

	110,190	119,100	104,678
Less: billed and unpaid deferred revenue	(40,433)	(54,866)	(39,701)

	$69,757	$64,234	$64,977

Non-current:
Deferred product licenses revenue	$713	$290	$369
Deferred product support revenue	1,595	1,587	2,015
Deferred other services revenue	180	59	61

	2,488	1,936	2,445
Less: billed and unpaid deferred revenue	(919)	(568)	(641)

	$1,569	$1,368	$1,804

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of September 30, 2008, as compared to December 31, 2007, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2007 that subsequently were paid. The increase in deferred revenue and advance payments as of September 30, 2008, as compared to September 30, 2007, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

Including billed and unpaid deferred revenue, we expect to recognize $110.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three and nine months ended September 30, 2008, we entered into certain agreements that include future commitments by our customers to purchase products, product support or other services over multi-year periods. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, investments, and ongoing collection of our accounts receivable. On September 30, 2008, we had $127.3 million of cash, cash equivalents, and investments. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended September 30, 2008, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2008, we repurchased an aggregate of 118,408 shares of our class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2008, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.0 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. We made payments of $5.0 million, $2.5 million with regards to this aircraft in January 2007 and September 2007, respectively. In October 2008 we made an installment payment to the aircraft manufacturer of $25.0 million, which had been accrued as an accrued expense as of September 30, 2008. We expect to pay the balance of the purchase price upon delivery of the aircraft, which is expected to occur in mid-2009.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2008, we had $1.0 million of cash collateral posted under the security agreement, all invested in money market funds.

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

	Twelve Months Ended September 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations:
Operating leases:	$13,077	$9,690	$4,000	$3,152	$2,633	$2,774	$35,326
Purchase obligations:	38,526	—	—	—	—	—	38,526

Total	$51,603	$9,690	$4,000	$3,152	$2,633	$2,774	$73,852

As of September 30, 2008, we had $8.8 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $59.2 million and $64.7 million during the nine months ended September 30, 2008 and 2007, respectively. The major components of net cash provided by operating activities for the nine months ended September 30, 2008 were $27.5 million of net income, a $13.6 million decrease in deferred taxes, $4.8 million of non-cash depreciation and amortization charges, a $6.1 million increase in deferred revenue and advance payments and a $3.6 million decrease in accounts receivable. The decrease in net cash provided by operating activities during the nine months ended September 30, 2008, as compared to the same period in the prior year, was primarily attributable to a $13.2 million decrease in net income, a $4.9 million decrease in changes in deferred taxes, partially offset by an $8.7 million increase in changes in accounts payable and accrued expenses. In addition, net cash provided by discontinued operations was $1.4 million during the nine months ended September 30, 2008, compared to the $2.2 million of net cash used by discontinued operations during the nine months ended September 30, 2007.

Net Cash Used in Investing Activities. Net cash used in investing activities was $10.1 million and $12.0 million during the nine months ended September 30, 2008 and 2007, respectively. The major components of net cash used in investing activities for the nine months ended September 30, 2008 consisted primarily of $3.0 million of purchases of property and equipment, and an $8.1 million increase in capitalized software development costs. The decrease in net cash used in investing activities during the nine months ended September 30, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in advance deposits on purchase of property and equipment of $7.5 million partially offset by a $5.4 million increase in capitalized software development costs.

Net Cash Used in Financing Activities. Net cash used in financing activities was $6.1 million and $58.3 million during the nine months ended September 30, 2008 and 2007, respectively. Net cash used in financing activities for the nine months ended September 30, 2008 resulted primarily from purchases of treasury stock of $8.4 million, partially offset by proceeds from the sale of class A common stock from the exercise of stock options of $2.1 million. The decrease in net cash used in financing activities during the nine months ended September 30, 2008, as compared to the same period in the prior year, was primarily attributable to a reduction in the purchases of treasury stock of $54.2 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2008, we had $1.0 million of cash collateral posted under the security agreement.

We did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2008. As of September 30, 2008, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2008, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 43.6% and 37.2% of our total revenues for the three months ended September 30, 2008 and

2007, respectively, and 41.3% and 36.9% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2008, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 1.2%.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case has been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. Both parties have filed additional briefings. The Court has not yet ruled on Business Objects’ fee petition. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and has been recorded as a general and administrative expense in our consolidated statements of operations. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

On September 29, 2008, EON Corp IP Holdings, LLC (EON) filed a complaint for patent infringement against Alarm.com Incorporated, which is a majority-owned subsidiary of MicroStrategy, and a number of other unrelated defendants in the United States District Court for the Eastern District of Texas. The complaint accuses Alarm.com of infringing U.S. Patent Nos. 5,388,101 and 5,481,546 directly, contributorily and by inducement by making, using, selling and offering for sale two-way communication networks and/or data systems that fall within the scope of at least one claim of the referenced patents. The complaint seeks damages, an award of attorney’s fees and the court costs, an award of pre-judgment and post-judgment interest on damages, and any other relief EON may justly be awarded. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax audit in the UK and Germany. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still evolving. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results and financial condition would be materially adversely affected.

Current economic uncertainties, and particularly the downturn in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant downturn. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

We have a significant number of customers in the financial services and retail industries. The significant downturn in these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to take their availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. In addition, the increased pace of consolidation in the financial services industry may result in reduced overall spending on our products.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in the financial services and retail industries. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, our business, financial condition and results of operations could be materially and adversely affected.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2008, transactions by channel partners for which we recognized revenues accounted for 17.4%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $112.7 million as of September 30, 2008. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $41.4 million, resulting in net deferred revenue and advance payments of $71.3 million as of September 30, 2008. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2012 totaling approximately $37.1 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2008 and 2007; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International sales accounted for 43.6% and 37.2% of our total revenues for the three months ended September 30, 2008 and 2007, respectively and 41.3% and 36.9% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the nine months ended September 30, 2008, our top three product license transactions totaled approximately $9.1 million of recognized revenue, including one transaction with $4.0 million of recognized revenue, compared to $5.6 million of recognized revenue, during the nine months ended September 30, 2007, or 13.4% and 8.2% of total product licenses revenues during the nine months ended September 30, 2008 and 2007, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case has been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The outcome of this litigation is not presently determinable.

Also, on September 29, 2008, EON Corp IP Holdings, LLC (EON) filed a complaint for patent infringement against Alarm.com Incorporated, which is a majority-owned subsidiary of MicroStrategy, and a number of other unrelated defendants in the United States District Court for the Eastern District of Texas. The complaint accuses Alarm.com of infringing U.S. Patent Nos. 5,388,101 and 5,481,546 directly, contributorily and by inducement by making, using, selling and offering for sale two-way communication networks and/or data systems that fall within the scope of at least one claim of the referenced patents. The complaint seeks damages, an award of attorney’s fees and the court costs, an award of pre-judgment and post-judgment interest on damages, and any other relief EON may justly be awarded. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 24, 2008, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 67.1% of the total voting power, as of October 24, 2008. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

During the three months ended September 30, 2008, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of September 30, 2008, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of September 30, 2008, $563.7 million of our class A common stock remained available for repurchase under the 2005 Share Repurchase Program.

ITEM 6.	Exhibits

We hereby file as part of this Form 10-Q the exhibits listed in the Index to Exhibits.

All other items in this Quarterly Report on Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

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

Date: November 3, 2008

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