Form 10-K
period 2008-12-31
MICROSTRATEGY INC
filed 2009-02-24
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2008 on the Nasdaq Global Market) was approximately $585.7 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 2, 2009 was 9,119,821 and 2,770,244, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

MICROSTRATEGY INCORPORATED

MicroStrategy, MicroStrategy 8, MicroStrategy 9, MicroStrategy Business Intelligence Platform, MicroStrategy Dynamic Enterprise Dashboards, MicroStrategy Mobile, and MicroStrategy Integrity Manager are either trademarks or registered trademarks of MicroStrategy Incorporated in the United States and certain other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

Four key business needs have driven demand for business intelligence solutions:

•

Increase User Access and Scalability: In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers — from customer service representatives to the CEO within a company and from customers to suppliers outside the organization — demand and can benefit from the insight that business intelligence can provide. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across an enterprise.

•

Increase Data Scalability: Increasing information generation, and in particular, the ability to capture electronically and store every business transaction has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. While transaction-level information is now routinely captured, organizations can struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data — making even the most detailed information meaningful to business users. As a result, users want to be able to discover easily trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

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

The widespread acceptance of the Internet as a medium of communication and commerce has changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers and suppliers access to their information. Business intelligence tools are one of the gateways to this information. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but also to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings and enter into transactions that were once conducted face-to-face or via the telephone. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

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

Need to Create a Personalized, One-to-One Customer and/or Supplier Experience While Maintaining Privacy. Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences, and earn their loyalty by providing superior service, security and convenience. In order to successfully acquire, retain and upgrade customers, organizations need to understand their customers’ profiles, transaction history, past responses to marketing campaigns, and interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging. At the same time, while businesses have the opportunity to collect a variety of information that could improve targeting, customers are concerned about the potential for loss or abuse of their privacy.

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

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy currently offers MicroStrategy 8, an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and monitoring of real-time business information. The platform provides reliable and maintainable solutions with a low total cost of ownership and can be used in departmental, enterprise or extranet deployments. The MicroStrategy 8 business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability. Since businesses integrate information from across the enterprise, solutions built on the MicroStrategy 8 platform give analysts, managers and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter, faster and better.

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy 8 platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to report, analyze and monitor their business with all of the five most popular styles of business intelligence, which consist of:

1.	Scorecards and Dashboards — Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence targets the business monitoring needs of managers and executives.

2.	Reporting — Report formats can convey more detailed operational information than is conveyed on a scorecard or dashboard. These reports provide critical information to all personnel across the enterprise.

3.	Online Analytical Processing (OLAP) Analysis — Slice-and-dice analysis with drilling, pivoting, page-by and sorting capabilities serves business users whose analytical needs exceed the content of operational reports and require a simple environment for basic exploration within a limited range of data.

4.	Advanced and Predictive Analysis — Investigative queries that can analyze data in the database, down to the transaction level detail if necessary. This style provides extensive predictive and statistical treatment of the data for correlation analysis, trend analysis, financial analysis and projections.

5.	Alerts and Proactive Reporting — Information that needs continuous monitoring requires alerts and proactive reporting to serve large populations on set schedules, business exceptions or on-demand. This style of business intelligence targets large user populations both internal and external to the enterprise.

Specific benefits of the MicroStrategy 8 business intelligence platform include:

Flexibility to Report, Analyze and Monitor. MicroStrategy 8 unifies reporting, analysis and real-time business monitoring into one experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

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

Integration of Analysis in Every Report or Scorecard. MicroStrategy 8 makes the same powerful analytic capability available directly from enterprise reports or scorecards automatically. MicroStrategy 8 delivers analytic integration to reporting users in two ways. The first is by providing OLAP capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second way is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Direct Access to SAP BW, Microsoft Analysis Services and Hyperion Essbase. MicroStrategy 8 incorporates a dynamic data access engine designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Warehouse (BW), Microsoft Analysis Services and Hyperion Essbase.

MicroStrategy 8’s Dynamic Multi-Dimensional Expressions (MDX) Engine generates MDX syntax that is fully certified with SAP BW using SAP’s high performance Business API interfaces. Because MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in SAP InfoCubes, QueryCubes and ODS databases, users can automatically and transparently drill back into SAP BW for more data, without any prior programming or prior design of drill paths. MicroStrategy 8 can also join data across SAP Infocubes and QueryCubes as well as access multiple instances of SAP BW and non-SAP sources at once.

In addition, MicroStrategy 8’s Dynamic MDX Engine generates MDX syntax against Microsoft Analysis Services and Hyperion Essbase using the XMLA (XML for Analysis) standard for communication. XMLA is a standard for accessing multidimensional data jointly developed by members of the XMLA council. As with SAP BW, MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in Microsoft Analysis Services and Hyperion Essbase cubes. Because of this, users can automatically drill back to underlying source data without any additional programming or drill-path design.

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

Integrating Data Mining into Mainstream Reports & Analyses. MicroStrategy 8’s analytic engine includes predictive capabilities in every MicroStrategy report or analysis. The analytic engine can calculate four of the primary data mining functions, including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 8 also includes the ability to import data mining models directly from data mining products from vendors like IBM, Teradata, SAS, and SPSS using the predictive modeling mark-up language standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

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

MicroStrategy 9. On January 14, 2009, we introduced our upcoming software release, the MicroStrategy 9 business intelligence platform, at our annual user conference. MicroStrategy 9 includes significant new products and enhancements to the MicroStrategy 8 business intelligence software platform, such as increased scalability, performance and efficiency and a new architecture that enables the rapid deployment of departmental BI applications and consolidation of departmental and enterprise BI applications. We expect to make MicroStrategy 9 generally available in the first quarter of 2009.

Strategy

Our business objective is to become the leading provider of business intelligence software and related services to the largest enterprises, governments and the largest databases and data providers in the world. The key elements of our strategy to achieve this objective are as follows:

Marketing Strategy. Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market by increasing awareness of the MicroStrategy platform. Our marketing programs target five principal constituencies:

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

Technology Strategy. Our technology strategy is focused on expanding our support for large information stores, enhancing our analysis and segmentation capabilities, strengthening our personalization technology and enhancing our report delivery and alerting functionality to all commonly used devices. We continue to enhance our technology for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. In addition, we continue to develop our platform for easy integration with a wide spectrum of ERP systems. As part of this strategy, we are developing technology that further differentiates our product offerings by increasing functionality along the following key dimensions:

•	Capacity — the volume of information that can be efficiently analyzed and utilized;

•	Concurrency — the number of users that can be supported simultaneously;

•	Sophistication — the range of analytical methods available to the application designer;

•	Performance — the response time of the system;

•	Database Flexibility — the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness — the reliability and availability of the software in mission critical environments;

•	Deployability — the ease with which applications can be deployed, modified, upgraded and tuned;

•	Personalization — the quality and sophistication of a one-to-one user experience;

•	Content Flexibility — the range of content, both structured and unstructured, that can be efficiently utilized; and

•	Media Channel and Interface Flexibility — the range of media channels, interface options and display features supported.

Sales Strategy. Our sales strategy focuses on direct sales through our dedicated sales force and relationships with indirect channel partners in order to increase market share in both domestic and international markets. We recently launched an initiative to provide enhanced incentives for our indirect channel partners to market and distribute our products and services to end user customers. We also seek to increase sales to our existing base of customers by offering a range of software and services. Furthermore, we offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software.

Products

We currently offer an integrated business intelligence platform, known as MicroStrategy 8, which is designed to enable businesses to turn information into strategic insight and make more effective business decisions.

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

MicroStrategy 8 is designed for business executives, report consumers and business managers, as well as power users and analysts with simplicity and high productivity in mind. MicroStrategy 8 integrates a full range of reporting, analysis and monitoring capabilities into a single platform — providing central management of security, administration, development and deployment.

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

MicroStrategy Office. MicroStrategy Office lets every Microsoft Office user run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint and Word. MicroStrategy Office is designed using Microsoft .NET technology and accesses the MicroStrategy business intelligence platform using XML and web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform — all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

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

All API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK's Portal Integration Kit includes pre-built samples for embedding MicroStrategy 8 analysis into a corporate portal. The

Web Services Development Kit provides sample code that enables MicroStrategy 8 functionality to be accessed via standard web services.

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

MicroStrategy 9. On January 14, 2009, we introduced our upcoming software release, MicroStrategy 9, at our annual user conference. MicroStrategy 9 includes significant new products and enhancements to the MicroStrategy 8 business intelligence software platform, and we expect to make MicroStrategy 9 generally available in the first quarter of 2009.

MicroStrategy 9 will deliver new technology and features designed to:

•	Extend enterprise BI with enhancements for greater scalability, performance and efficiency;

•	Enable rapid development and deployment of departmental BI applications; and

•	Provide a seamless consolidation path from departmental BI to enterprise BI.

Extending Enterprise BI

As BI systems grow to thousands of users and hundreds of terabytes of data, maintaining fast query performance can be a tremendous challenge. MicroStrategy 9 includes new adaptive caching technology called In-memory ROLAP, which takes advantage of the large addressable memory now available on 64-bit Unix, Linux and Windows computer servers, and provides a performance-optimized middle-tier database that can respond directly to data requests from reports, dashboards and OLAP analyses. MicroStrategy 9 also introduces new SQL generation optimizations that can greatly improve performance for sophisticated queries involving complex metrics.

As companies merge and expand, there is an increased urgency for business intelligence to span all operations, across business units, across departments and across the globe. This expansion requires BI systems to support global deployments. MicroStrategy 9 offers the ability to present reports, dashboards or OLAP analyses in the local language of business users viewing the information. In addition, MicroStrategy 9 offers numerous capabilities to streamline coordination between development teams working around the globe on the same BI applications.

Enabling Rapid Development and Deployment of Departmental BI

MicroStrategy 9 includes significant new architectural components and features designed to support the needs of smaller-scale BI systems for departments and workgroups. MicroStrategy 9 enables departmental BI applications to be set up quickly, providing end users with the ability to create reports and dashboards and distribute information among themselves with little or no IT support.

MicroStrategy’s new multi-source ROLAP, In-memory ROLAP and rapid metadata creation enable business departments to quickly set up small BI environments, accessing multiple databases without the time-consuming and technically-intensive work of first creating a data mart or data warehouse.

MicroStrategy 9 has numerous new features that make assembling reports simpler and faster. Business users can quickly create their own dashboards using new features in MicroStrategy 9, including out-of-the-box dashboard templates, support for custom-designed templates and new design assistants that aid novice users in creating their own dashboards.

Because of its ROLAP architecture, the MicroStrategy business intelligence platform has allowed business users to freely investigate the data or “surf” through the data warehouse without having to design a new report for each new combination of data they want to see. MicroStrategy 9 will extend this ability by allowing users to perform these same OLAP manipulations such as pivoting and drilling directly on graphs.

MicroStrategy 9 will provide users greater control of report and dashboard distribution with its Distribution Services product. Users will be able to set up report distributions for themselves or for other users, sending reports via e-mail, networked printers, or directly to recipients’ computers or servers. Business users will be empowered to create and manage their own information subscriptions without the intervention of a centralized IT administrator.

Providing Seamless Consolidation from Departmental BI to Enterprise BI

MicroStrategy 9 is designed to enable the easy merger of independent workgroup and departmental BI implementations into a larger, more expansive enterprise BI system. Using the new multi-source ROLAP capability, metadata and reports from departmental BI islands can be gradually merged into larger enterprise BI metadata, without having to move any of the original data into data warehouses or data marts. MicroStrategy 9 is also designed to allow companies to gradually move their data from disparate databases into the data warehouse simply by “re-pointing” the metadata to access the same data, but at its new location, with no disruption to reports or redesign required.

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

Angel.com and Alarm.com. We also have a non-core business, Angel.com, which is a provider of interactive voice response telephony systems. Prior to February 13, 2009, we also operated Alarm.com, a provider of web-enabled residential and commercial security and activity monitoring technology. In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Angel.com and Alarm.com businesses, we committed to a plan to sell these businesses. We made the decision to sell these businesses in order to focus our resources on our core competency of business intelligence software and services. The financial results for Angel.com and Alarm.com initially were reclassified as discontinued operations in the quarter ended March 31, 2008. Although we continued to explore strategic alternatives for the Angel.com business, based on changes in market conditions that occurred in the quarter ended June 30, 2008, we determined that Angel.com no longer met the criteria to permit discontinued operations treatment and held-for-sale classification. Accordingly, amounts related to Angel.com were reclassified to continuing operations in the second quarter of 2008 and since then have been reflected in continuing operations for all periods presented. On February 13, 2009, we completed the sale of our equity interest in Alarm.com to Alarm.com Holdings, Inc. As a result of the transaction, we received aggregate consideration of approximately $27.7 million in cash, subject to post-closing purchase price adjustments, if any, which will be determined based on Alarm.com’s working capital on the closing date. The sale of our ownership interest in Alarm.com is expected to result in us recognizing an after-tax gain in the range of approximately $14 million to $17 million in the first quarter of 2009, which includes the cost of terminating all outstanding Alarm.com employee stock options prior to the closing of the transaction and other costs associated with the sale.

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, telecommunications, financial services, insurance, pharmaceutical and healthcare, manufacturing, technology and Internet, and government and public services.

Below is a representative list of companies and organizations that use the MicroStrategy business intelligence platform:

•

Retail: Ahold, Burlington Coat Factory, Cabela’s, The Container Store, Corporate Express, Dick’s Sporting Goods Inc., Hard Rock Café, Limited Brands, Lowe’s Companies, Ross Stores, Inc., and Starbucks Corporation

•	Telecommunications: AT&T, Bell Canada, CNN, Comcast Corporation, Telefónica, and Verizon Services Corp

•	Financial Services: Austria Bank, Bank of the West, Fieldstone Mortgage, First American Financial Corp., H&R Block Financial Advisors, Republic Bank Limited, and Wells Fargo Bank

•	Insurance: 21st Century Insurance, GEICO, Grange Insurance, Guy Carpenter & Company, Nationwide Mutual Insurance Company, and Pacific Life Insurance

•	Pharmaceutical and Healthcare: Dana-Farber Cancer Institute, Lloydspharmacy, Premier, Sanofi Pasteur, Wyeth Pharmaceuticals, and Upsher-Smith Laboratories

•	Manufacturing: HD Supply, Oakwood Homes, Porsche Cars North America, Rite-Hite Corporation, Sanmina SCI Corporation, and Wilton Industries, Inc.

•	Technology/Internet: Classmates Online, eBay, Netflix, Priceline, and Yahoo!

•

Government/Public Services: Centers for Medicare and Medicaid Services, Department of Homeland Security, Department of Housing and Urban Development, National Institutes of Health, Ohio Department of Education, State of Tennessee, Texas Department of Agriculture, U.S. Air Force and U.S. Army, U.S. Census Bureau, and U.S. Postal Service

Customer Case Studies

Burlington Coat Factory

Burlington Coat Factory, a nationally recognized retailer of high-quality, branded apparel at everyday low prices, selected MicroStrategy for merchandising reporting and analytics. Burlington Coat Factory uses MicroStrategy for reporting and analysis on key merchandising metrics. MicroStrategy converts the detailed transactional data into personalized reports through dashboards and exception reporting for Burlington Coat Factory executives and merchants. MicroStrategy teamed with QuantiSense to provide Burlington Coat Factory with an end-to-end solution for its retail business intelligence requirements.

Katz Group

Katz Group is one of North America’s leading drug store operators and Canada’s largest integrated retail pharmacy network with more than 1,800 drug stores in Canada and the United States. Katz is expanding its use of MicroStrategy in its user community to enable management in the retail organization to report on and analyze sales and store information. With daily reporting and report distribution, Katz provides its management team with retail store information to help drive key decisions. Katz selected the MicroStrategy Business Intelligence Platform for its ease-of-use and scalability.

David’s Bridal

With more than 50 years of bridal experience, David’s Bridal is the largest bridal retailer in the country with more than 280 locations nationwide. David’s Bridal uses the MicroStrategy BI Platform to support key reporting and analysis needs for the entire organization, from store managers all the way up to the CEO.

Family Dollar Store

Family Dollar Store is one of the fastest growing discount store chains in the United States with stores in 44 states. Family Dollar has expanded its use of MicroStrategy to generate sales and inventory reports for greater insight into which products are selling at its 6,500 stores. Family Dollar selected MicroStrategy based on its intuitive user interface and proven scalability in large data warehousing environments.

24 Hour Fitness

24 Hour Fitness, the largest fitness club chain in the U.S., selected MicroStrategy to support its enterprise business intelligence applications. 24 Hour Fitness plans to use the MicroStrategy Business Intelligence Platform for reporting on and analyzing a wide range of key performance indicators for its 425 clubs. Club managers, field management, and corporate management will use MicroStrategy to gain greater insights into club traffic, member preferences, and sales and financial data to help them make more informed decisions. MicroStrategy was selected for its data and user scalability, broad range of reporting features and functionality, and excellent query performance.

Cabela’s Incorporated

Cabela’s Incorporated, a leading specialty retailer of hunting, fishing, and outdoor gear, chose MicroStrategy as its enterprise reporting standard. MicroStrategy will be used across the organization for enhanced insights into key business areas, including inventory planning, customer service, sales administration, forecast analysis, and category management. In addition, MicroStrategy will be used to help Cabela’s improve its online business by enabling Cabela’s employees to review every item purchased online and better understand the items that customers typically purchase together.

NTT America, Inc.

NTT America, Inc., a wholly owned U.S. subsidiary of NTT Communications Corporation, selected MicroStrategy to analyze and monitor key customer service performance metrics. NTT America chose MicroStrategy’s Dynamic Enterprise Dashboard to monitor customer service data, including response times to trouble tickets. NTT America executives and managers will use the MicroStrategy information dashboards for at-a-glance insights into customer service performance to help them make data-driven decisions. With MicroStrategy, NTT America expects to be able to improve its service response times, allocate resources more efficiently, and address other critical service areas to improve customer satisfaction and retention.

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

Reseller/System Integration Alliances. Our resellers/systems integration alliances include marketing partners who resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers. These marketing partners include:

2 finity	Accenture	AIM Computer Consultants
Alliance Consulting	Annams Systems Corporation	ASAP — Dell
Aster Data	Aviana Global	AZ Dimensional
BearingPoint	BI-Basics	BI Source
Biltmore Technologies	CapGemini	Carpio
Cherokee Consulting	Chicago Business Intelligence Group	Cognizant
Comsys	CSC	DataFactz
DBWorks	e2e Technologies	EC Data
Exigent Partners	Fujitsu Consulting	Fujitsu Transaction Solutions
Hewlett-Packard Company	High Impact Technologies, Inc.	IBM
InfoCepts	Infostep	Infosys
Inspironix	Integrant, Inc.	iOLAP, Inc.
IT Illuminations	Jelecos	Keyrus
Lancet Software Development, Inc.	Lodestar Systems	Lunexa
Marlabs	mLogica	Mobile Software
Momentum Consulting	MResult	NCS
Ontime BI	PBI Research	Persistent Systems
Prithvi Solutions	Pros Revenue Management	Quadrant
QuantiSense	RazorKnowledge	SAIC
SBIZSERVICES	Software by Design	Software House International
Soluciones	Southport Services	Strategic Enterprise Solutions
Sybase	Syntel	Systec Solutions
Tahoe Partners	TCS	Teradata
Thaxton Consulting Group	TML Solutions	WCI Consulting
Wipro	Z Y Solutions

OEM Partners. Our OEM partners integrate the MicroStrategy Business Intelligence Platform or some of its components into their applications. Our OEM partners include:

Activant Solutions Inc	Affiliated Computer Services, Inc.	AFS Technologies
Agdata	Agentrics	Alloso
Alpha Bay Corporation	Amdocs, Inc.	Aperio CI
Attensity	Autometrics	Big Machines
BI Retail	Blazent Inc.	CadenceQuest
Carrier IQ	Cegedim | Target Software	Clarabridge
Conclusive Marketing	Constellation Software	Coradiant
DECIMAL, Inc.	DemandTec	EmpowerMx
EnvisionWare	Escalate Retail	Fastech
Harris	Hubwoo	IBM | iPhrase
InQuira	IQS	iTrade Network
Ketera Technologies, Inc.	Kurt Salmon Associates	LexisNexis Examen
Maple Lake	Marketing Direct, Inc.	Marketing Software Company
MarketStance	MedAssets	MI9 Business Intelligence Systems Inc.
OATSystems	Oracle | JD Edwards	Oracle | Retek
Pinnacle Corporation	PointRight	Prescient
RapidMetrix	Risk Management Solutions	Rivermine Software
RS Software	Run.It	SAND Technology
SignalDemand	Siperian	SirsiDynix
SmartOps	SQLiaison	Suncoast Solutions (Hospice Systems)
Trizetto	Veramark	Vestmark
Vision Chain	Xtiva

Technology Partners. In order to deliver even higher value to our customers, MicroStrategy has integrated its business intelligence platform with the leading data warehouse and related technology platforms and software. We have integrated our platform with leading portal technology, extranet, transform and load technology and specialized display technology products to name just a few. Through our Technology Partner program, we continue our efforts to help ensure that customers can easily implement the MicroStrategy business intelligence platform alongside other chosen corporate technology standards. Our technology partners include:

Ab Initio	Adastra	Adobe
AMD	Attunity	Avnet
Aster Data	Clarabridge	Composite Software
ESRI	Greenplum Software	Goldengate
Google	Hewlett-Packard	HyperRoll
IBM	Informatica	Intel
Kognitio	KXEN	Longview Solutions
Microsoft	Netezza	Novell
Oracle	Pitney Bowes MapInfo	PostgreSQL
Quadrant	QuantiSense	Red Hat
SAP	SPSS	Sun Microsystems
Sybase	Teradata	Vertica
Visual Crossing	VMWare	WhereScape

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query tools, web-based reporting tools, and report delivery technology. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders and the SAS Institute. We also compete with large software corporations including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts due to their greater influence.

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

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2008, our research and product development staff consisted of 374 employees, 341 of whom were working on our core business intelligence projects and 33 of whom were working on research and development relating to our Angel.com and Alarm.com businesses.

Employees

As of December 31, 2008, we had a total of 1,915 employees, of whom 1,109 were based in the United States and 806 were based internationally. Of the total of 1,915 employees, 685 were engaged in sales and marketing, 374 in research and development, 501 in technical support, consulting and education services, and 355 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

All newly hired technical and sales professionals complete a professional orientation course that ranges from one day to four weeks long. The curriculum consists of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures also deal with general business practices and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

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

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new license transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business unit, which is highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

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

We have a significant number of customers in the financial services and retail industries. The significant downturn in these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in the financial services industry may result in reduced overall spending on our products.

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

We depend on revenue from a single suite of products

Our MicroStrategy business intelligence platform and related products account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy business intelligence platform software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products or other risks described in this document.

If we are unable to develop and release product enhancements and new products to respond to rapid technological change in a timely and cost-effective manner, our business, operating results and financial condition could be materially adversely affected.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements, such as the MicroStrategy 9 suite of products that we expect to make generally available in the first quarter of 2009, will achieve market acceptance. Moreover, even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the year ended December 31, 2008, transactions by channel partners for which we recognized revenues accounted for 4.4%, of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $130.8 million as of December 31, 2008. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $62.6 million, resulting in net deferred revenue and advance payments of $68.2 million as of December 31, 2008. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2013 totaling approximately $52.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the years ended December 31, 2008, 2007 and 2006; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. We have significant deferred tax assets, and if we are unable to sustain profitability, we may be required to establish a valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.4%, 38.0% and 36.8% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During 2008, our top three product license transactions totaled approximately $9.1 million of recognized revenue, including one transaction with $4.0 million of recognized revenue, compared to $5.7 million of recognized revenue in 2007, or 9.5% and 5.7% of total product licenses revenues during 2008 and 2007, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Procurement. Contracting with public sector customers is highly competitive and can be time-consuming and expensive, requiring that we incur significant up-front time and expense without any assurance that we will win a contract.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and level of competition in our industry segments grow, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

For example, on November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case had been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The Federal Circuit denied DSC’s request for a writ of mandamus at the end of 2008, and the District Court has lifted the stay on the litigation. A revised schedule for the litigation has not yet been set by the Court. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 2, 2009, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 67.1% of the total voting power, as of February 2, 2009. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

Our principal offices are located in Northern Virginia and, as of December 31, 2008, consist of approximately 182,000 square feet of leased facilities, including 30,000 square feet that had been subleased to a third party. The term of the lease for 152,000 square feet expires in 2010 but may be extended at our option for two additional five-year terms. The terms of the third party sublease and our primary lease for the remaining 30,000 square feet expire in February 2009 and we are not extending these terms.

In addition, we lease approximately 45,000 square feet of sales, research and development and administrative offices domestically and approximately 129,000 square feet of sales, research and development and administrative offices internationally in a variety of locations.

ITEM 3.	LEGAL PROCEEDINGS

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case had been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The Federal Circuit denied DSC’s request for a writ of mandamus at the end of 2008, and the District Court has lifted the stay on the litigation. A revised schedule for the litigation has not yet been set by the Court. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. We have filed a notice of appeal of the order. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and has been recorded as a general and administrative expense in our consolidated statements of operations. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on the Nasdaq Global Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2008
First Quarter	$96.15	$64.25
Second Quarter	90.98	64.68
Third Quarter	67.59	53.50
Fourth Quarter	59.95	30.55

Year ended December 31, 2007
First Quarter	$133.12	$113.33
Second Quarter	127.76	92.41
Third Quarter	97.86	60.77
Fourth Quarter	112.39	78.85

There is no established public trading market for our class B common stock. As of February 2, 2009, there were approximately 2,328 stockholders of record of our class A common stock and 5 stockholders of record of our class B common stock.

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

During the three months ended December 31, 2008, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of December 31, 2008, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of December 31, 2008, $563.7 million remained available under the 2005 Share Repurchase Program to repurchase our class A common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 31, 2002 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2008 (the last trading day of the fiscal year ended December 31, 2008) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index (the “NASDAQ Computer Index”). The graph assumes the investment of $100.00 on December 31, 2002 in the class A common stock of the Company, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 31, 2003, December 31, 2004, December 30, 2005, December 29, 2006, December 31, 2007 and December 31, 2008.

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
MicroStrategy Incorporated	$100.00	$114.81	$157.57	$217.33	$181.27	$70.75
NASDAQ Composite Index	$100.00	$109.16	$111.47	$123.05	$140.12	$84.12
NASDAQ Computer Index	$100.00	$103.54	$106.96	$114.24	$139.21	$74.21

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statements of Operations Data
Revenues:
Product licenses	$95,924	$100,344	$107,383	$99,926	$96,995
Product support and other services	264,469	235,029	202,903	167,157	134,082

Total revenues	360,393	335,373	310,286	267,083	231,077

Cost of revenues:
Product licenses	1,877	3,055	2,763	3,886	3,710
Product support and other services	61,529	47,486	38,789	31,201	29,056

Total cost of revenues	63,406	50,541	41,552	35,087	32,766

Gross profit	296,987	284,832	268,734	231,996	198,311

Operating expenses:
Sales and marketing	137,683	110,436	87,410	69,961	69,538
Research and development	30,571	35,171	33,068	30,777	24,439
General and administrative	60,933	49,514	45,813	35,645	34,483

Total operating expenses	229,187	195,121	166,291	136,383	128,460

Income from continuing operations before financing and other income and income taxes	67,800	89,711	102,443	95,613	69,851
Financing and other income (expense):
Interest income, net	2,266	3,674	2,820	2,880	1,168
Other income (expense), net	705	(866)	(1,571)	1,140	(532)

Total financing and other income	2,971	2,808	1,249	4,020	636

Income from continuing operations before income taxes	70,771	92,519	103,692	99,633	70,487
Provision (benefit) for income taxes	29,003	33,311	31,520	34,107	(98,447)

Income from continuing operations	41,768	59,208	72,172	65,526	168,934
Income (loss) from discontinued operations, net of tax	65	(740)	(1,296)	(783)	(621)

Net income	$41,833	$58,468	$70,876	$64,743	$168,313

Basic earnings (loss) per share (1):
From continuing operations	$3.51	$4.80	$5.56	$4.44	$10.52
From discontinued operations	0.01	(0.06)	(0.10)	(0.06)	(0.04)

Basic earnings per share	$3.52	$4.74	$5.46	$4.38	$10.48

Weighted average shares outstanding used in computing basic earnings per share	11,886	12,325	12,987	14,768	16,055

Diluted earnings (loss) per share (1):
From continuing operations	$3.39	$4.61	$5.29	$4.24	$9.87
From discontinued operations	0.01	(0.06)	(0.09)	(0.05)	$(0.04)
Diluted earnings per share	$3.40	$4.55	$5.20	$4.19	$9.83

Weighted average shares outstanding used in computing diluted earnings per share	12,303	12,853	13,633	15,436	17,119

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$122,915	$85,194	$78,980	$42,318	$68,314
Restricted cash	619	2,982	3,799	5,076	1,210
Short-term investments	3	8	16	53,761	37,816
Assets held-for-sale	4,964	4,272	995	438	258
Net working capital (2)	71,278	55,241	62,639	80,792	85,636
Long-term investments	—	—	—	—	26,365
Deferred tax assets, net, short-term	26,743	29,652	29,510	22,971	20,583
Deferred tax assets, net, long-term	17,105	35,347	57,944	86,393	110,818
Total assets	292,139	242,191	249,344	277,890	336,975
Liabilities held-for-sale	6,325	3,436	1,396	358	218
Deferred revenue and advance payments, short-term	66,495	64,234	56,547	45,874	43,668
Deferred revenue and advance payments, long-term	1,679	1,368	1,127	1,554	1,681
Long-term liabilities, excluding deferred revenue and advance payments	9,268	9,137	1,710	2,815	5,063
Total stockholders’ equity	138,041	103,329	133,151	180,722	240,578

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	Net working capital is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingencies from terminated contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our core business intelligence (“BI”) business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 8 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

During 2008, we operated two non-core businesses, Alarm.com and Angel.com, which focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. We made the decision to sell these businesses in order to focus our resources on our core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com and Angel.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

Although we continued to explore strategic alternatives for the Angel.com business, based on changes in market conditions that occurred in the quarter ended June 30, 2008, we determined that Angel.com no longer met the criteria to permit discontinued operations treatment and held-for-sale classification. Accordingly, amounts related to Angel.com were reclassified to continuing operations in the second quarter of 2008. This reclassification did not have a material impact on our financial results for any period presented.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com to Alarm.com Holdings, Inc. As a result of the transaction, we received aggregate consideration of approximately $27.7 million in cash, subject to post-closing purchase price adjustments, if any, which will be determined based on Alarm.com’s working capital on the closing date. The sale of our ownership interest in Alarm.com is expected to result in us recognizing an after-tax gain in the range of approximately $14 million to $17 million in the first quarter of 2009, which includes the cost of terminating all outstanding Alarm.com employee stock options prior to the closing of the transaction and other costs associated with the sale. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In our Consolidated Statement of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from this business after the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following tables set forth certain operating highlights for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2008
Revenues
Product licenses	$95,924	$—	$95,924
Product support and other services	253,660	—	253,660
Angel.com telephony services	—	10,809	10,809

Total revenues	349,584	10,809	360,393

Cost of Revenues
Product licenses	1,877	—	1,877
Product support and other services	59,331	—	59,331
Angel.com telephony services	—	2,198	2,198

Total cost of revenues	61,208	2,198	63,406

Gross profit	288,376	8,611	296,987

Operating Expenses
Sales and marketing	129,721	7,962	137,683
Research and development	27,546	3,025	30,571
General and administrative	60,651	282	60,933

Total operating expenses	217,918	11,269	229,187

Income (loss) from operations	$70,458	$(2,658)	$67,800

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2007
Revenues
Product licenses	$100,344	$—	$100,344
Product support and other services	227,917	—	227,917
Angel.com telephony services	—	7,112	7,112

Total revenues	328,261	7,112	335,373

Cost of Revenues
Product licenses	3,055	—	3,055
Product support and other services	45,662	—	45,662
Angel.com telephony services	—	1,824	1,824

Total cost of revenues	48,717	1,824	50,541

Gross profit	279,544	5,288	284,832

Operating Expenses
Sales and marketing	104,525	5,911	110,436
Research and development	32,464	2,707	35,171
General and administrative	49,402	112	49,514

Total operating expenses	186,391	8,730	195,121

Income (loss) from operations	$93,153	$(3,442)	$89,711

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006
Revenues
Product licenses	$107,383	$—	$107,383
Product support and other services	197,915	—	197,915
Angel.com telephony services	—	4,988	4,988

Total revenues	305,298	4,988	310,286

Cost of Revenues
Product licenses	2,763	—	2,763
Product support and other services	37,695	—	37,695
Angel.com telephony services	—	1,094	1,094

Total cost of revenues	40,458	1,094	41,552

Gross profit	264,840	3,894	268,734

Operating Expenses
Sales and marketing	83,261	4,149	87,410
Research and development	31,196	1,871	33,068
General and administrative	45,814	—	45,813

Total operating expenses	160,271	6,020	166,291

Income (loss) from operations	$104,569	$(2,126)	$102,443

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

General worldwide economic conditions have experienced a significant downturn. These conditions could cause our customers to slow spending on our products and services, which may delay and lengthen sales cycles. In addition, customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may seek to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers.

We base our internal operating expense forecasts on expected revenue trends and strategic objectives. Many of our expenses, such as office leases and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough in any particular period to offset any unexpected revenue shortfall in that period. Accordingly, any shortfall in revenue may cause significant variation in our operating results. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance.

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

We recognize revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders or other arrangements, generally executed by both parties (other than certain customer specific instances in which we have a customary and historical business practice of accepting orders without signed agreements);

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection is reasonably assured.

For reseller transactions, we generally require evidence of sell-through to the end-user prior to recognition of revenue, in addition to the four criteria listed above.

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

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2008, 2007, and 2006.

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

We are also involved in a lawsuit with Business Objects Americas, Inc. relating to claims involving patent infringement. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and has been recorded as a general and administrative expense in our consolidated statements of operations. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

Additional information regarding these matters is included under “Item 3. Legal Proceedings.”

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

	Years Ended December 31,
	2008	2007	2006
International product licenses revenues	$732	$2,872	$459
International product support revenues	3,098	4,927	802
International other services revenues	887	1,509	219
Cost of product support revenues	89	189	36
Cost of other services revenues	856	936	169
Sales and marketing expenses	1,452	3,217	502
General and administrative expenses	743	688	125

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2007 to 2008, international product licenses revenues for 2008 would have been $37.3 million rather than $38.1 million. If there had been no change to foreign currency exchange rates from 2007 to 2008, sales and marketing expenses for 2008 would have been $136.2 million rather than $137.7 million.

The change in the impact of fluctuations in foreign currency exchange rates during 2008 and 2007, as compared to the prior year, is primarily due to the weakening of the U.S. dollar as compared to the euro and the other currencies in which our foreign subsidiaries conduct business.

Results of Operations

Comparison of the years ended December 31, 2008, 2007 and 2006

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Product Licenses Revenues:
Domestic	$57,848	$61,294	$69,816	-5.6%	-12.2%
International	38,076	39,050	37,567	-2.5%	3.9%

Total product licenses revenues	$95,924	$100,344	$107,383	-4.4%	-6.6%

	Years Ended December 31,
	2008	2007	2006
Product License Transactions with Revenue Recognized in the Applicable Period:
Above $1.0 million of licenses revenue recognized	10	13	17
From $500,000 to $1.0 million of licenses revenue recognized	20	23	22

Total	30	36	39

Domestic:
Above $1.0 million of licenses revenue recognized	9	8	12
From $500,000 to $1.0 million of licenses revenue recognized	11	19	18

Total	20	27	30

International:
Above $1.0 million of licenses revenue recognized	1	5	5
From $500,000 to $1.0 million of licenses revenue recognized	9	4	4

Total	10	9	9

The following table sets forth the recognized revenue attributable to product license transactions, grouped by size, during the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$17,757	$18,541	$29,302	-4.2%	-36.7%
From $500,000 to $1.0 million of licenses revenue recognized	13,430	15,421	15,899	-12.9%	-3.0%
Below $500,000 of licenses revenue recognized	64,737	66,382	62,182	-2.5%	6.8%

Total	95,924	100,344	107,383	-4.4%	-6.6%

Domestic:
Above $1.0 million of licenses revenue recognized	$14,987	12,206	22,868	22.8%	-46.6%
From $500,000 to $1.0 million of licenses revenue recognized	7,650	13,014	13,014	-41.2%	0.0%
Below $500,000 of licenses revenue recognized	35,211	36,074	33,934	-2.4%	6.3%

Total	57,848	61,294	69,816	-5.6%	-12.2%

International:
Above $1.0 million of licenses revenue recognized	2,770	6,335	6,434	-56.3%	-1.5%
From $500,000 to $1.0 million of licenses revenue recognized	5,780	2,407	2,885	140.1%	-16.6%
Below $500,000 of licenses revenue recognized	29,526	30,308	28,248	-2.6%	7.3%

Total	$38,076	$39,050	$37,567	-2.5%	3.9%

For the years ended December 31, 2008, 2007 and 2006, product license transactions with above $500,000 in recognized revenue represented 32.5%, 33.8%, and 42.1% respectively, of our product licenses revenues. During 2008, our top three product license transactions totaled approximately $9.1 million in revenue recognized, compared to $5.7 million and $10.2 million during 2007 and 2006, respectively, or 9.5%, 5.7%, and 9.5% of total product licenses revenues during 2008, 2007 and 2006, respectively.

Product licenses revenues decreased during 2008, as compared to 2007, due to decreases in both the number and the average deal size of product license transactions. During 2008, product license transactions included one atypically large transaction in which $4.0 million in revenue was recognized.

Product licenses revenues decreased during 2007, as compared to 2006, due to decreases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue. During 2006, product license transactions included one atypically large transaction in which $4.3 million in revenue was recognized.

Domestic product licenses revenues. Domestic product licenses revenues decreased during 2008, as compared to 2007, due to a significant decrease in the number of product license transactions with $500,000 to $1.0 million in recognized revenue.

Domestic product licenses revenues decreased during 2007, as compared to 2006, due to decreases in both the number and the average deal size of product license transactions with above $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased during 2008, as compared to 2007, due to a decrease in the number of product license transactions with above $1.0 million in recognized revenue.

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

Product support and services revenues. The following table sets forth product support revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Product Support and Services Revenues:
Domestic	$105,685	$97,760	$84,619	8.1%	15.5%
International	78,348	67,848	57,517	15.5%	18.0%

Total product support revenues	184,033	165,608	142,136	11.1%	16.5%

Consulting	54,132	48,045	42,645	12.7%	12.7%
Education	15,495	14,264	13,134	8.6%	8.6%

Total product support and services revenues	$253,660	$227,917	$197,915	11.3%	15.2%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during 2008, as compared to 2007. Contributing to this increase was a 23.0% growth in the number of technical support contracts, totaling $37.3 million and favorable changes in foreign currency exchange rates of $3.1 million, partially offset by a decrease in the average annual prices totaling $22.0 million.

Both domestic and international product support revenues increased during 2007, as compared to 2006. Contributing to this increase was a 12.2% growth in the number of technical support contracts, totaling $17.0 million, favorable changes in foreign currency exchange rates of $4.9 million and an increase in the average annual prices totaling $1.6 million.

Although our domestic product licenses revenues decreased during each of 2008 and 2007, as compared to the prior year, domestic product support revenues increased 8.1% and 15.5% during these time periods. In addition, although our international product licenses revenues decreased during 2008, as compared to 2007, and increased slightly during 2007, as compared to 2006, international product support revenues increased by 15.5% and 18.0% during these time periods. The increase in product support revenues was attributable to the following: (1) an increase in product support contract pricing, (2) our continued shift in our product support strategy, from having distributors providing product support services in 2005 and prior periods to our providing the support directly to the customer, (3) differences in timing between the recognition of product licenses revenues and related product support revenues and (4) changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software.

Consulting revenues increased during 2008, as compared to the prior year, due to an increase in the number of billable systems integration hours provided to our customers totaling $18.0 million, partially offset by a decrease in the average hourly rate totaling $11.9 million.

Consulting revenues increased during 2007, as compared to the prior year, due to an increase in the number of billable systems integration hours provided to our customers totaling $3.8 million and an increase in the average hourly rate totaling $1.6 million.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during each of 2008 and 2007, as compared to the prior year, due to growth in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Angel.com telephony services	$10,809	$7,112	$4,988	52.0%	42.6%

Angel.com telephony services revenues increased during each of 2008 and 2007, as compared to the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and the addition of new telephony services offerings.

Costs and Expenses

Cost of Revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Cost of Revenues:
Product licenses	$1,877	$3,055	$2,763	-38.6%	10.6%
Product support	12,839	10,824	9,058	18.6%	19.5%
Consulting	39,058	28,309	23,316	38.0%	21.4%
Education	7,434	6,529	5,321	13.9%	22.7%
Angel.com telephony services	2,198	1,824	1,094	20.5%	66.7%

Total cost of revenues	$63,406	$50,541	$41,552	25.5%	21.6%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues decreased during 2008, as compared to 2007, primarily due to the decrease in amortization of capitalized software development costs because development costs attributable to MicroStrategy 8.0 software product became fully amortized during 2007. We anticipate that we will make our new MicroStrategy 9 software product generally available in the first quarter of 2009. As of December 31, 2008, we had capitalized software development costs relating to this product of $13.6 million, which we will begin amortizing in the first quarter of 2009 ratably over a period of three years.

Cost of product licenses revenues increased during 2007, as compared to 2006, with 54.4% of the increase attributable to increases in referral fees and royalties paid and 46.6% of the increase attributable to an increase in amortization expense in 2007 related to new products offset by the decrease in amortization expense related to several of our products for which we recognized amortization expense during 2006 and became fully amortized during 2007.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during 2008 and 2007, as compared to the prior year, was primarily attributable to the expenses related to an increase in staffing levels, variable compensation costs to support our growing customer base and higher compensation levels. Product support headcount at year-end decreased 1.7% to 114 at December 31, 2008 from 116 at December 31, 2007. Although the headcount at the end of the year declined, the weighted average headcount during 2008 increased to 119 from 107 during 2007 which resulted in higher expenses for the full year. Product support headcount increased 28.9% during 2007 to 116 at December 31, 2007 from 90 at December 31, 2006.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during 2008 and 2007, as compared to the prior year, was primarily attributable to the expenses related to increases in staffing levels and variable compensation costs to support our growing customer base. Consulting headcount increased 43.0% to 329 at December 31, 2008 from 230 at December 31, 2007. Consulting headcount increased 16.8% to 230 at December 31, 2007 from 197 at December 31, 2006.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during 2008 and 2007, as compared to the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation to support our growing customer base. Education headcount increased 26.1% to 58 at December 31, 2008 from 46 at December 31, 2007. Education headcount increased 15.0% to 46 at December 31, 2007 from 40 at December 31, 2006.

Cost of Angel.com revenues. Cost of Angel.com revenues includes hardware and telephony costs. The increase in cost of Angel.com telephony services revenues during 2008 and 2007, as compared to the prior year, was the result of the increase in customer demand, which requires us to purchase additional telecommunications capacity.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Sales and marketing	$129,721	$104,525	$83,261	24.1%	25.5%
General and administrative	60,651	49,402	45,814	22.8%	7.8%

Total	$190,372	$153,927	$129,075	23.7%	19.3%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during 2008, as compared to 2007, with 85.9% of the increase attributable to an increase in staffing levels and higher compensation levels, including changes in bonus plans and commission rate structures in 2008, 7.2% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 4.8% of the increase attributable to increases in facility and other related support costs. Sales and marketing headcount increased 24.6% to 648 at December 31, 2008 from 520 at December 31, 2007.

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

General and administrative expenses for our core BI business. General and administrative expenses for our core BI business consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased during 2008, as compared to 2007, with 46.3% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 31.8% of the increase related to an increase in legal costs due to a $2.3 million accrual related to a litigation matter made during the first quarter of 2008 and a settlement and reduction of an accrual for legal services of $0.8 million during the three months ended June 30, 2007, 8.7% of the increase attributable to an increase in recruiting costs, 5.2% of the increase attributable to increase in facility and other related support costs, and 4.6% of the increase related to increases in transaction taxes. The increase in transaction taxes was primarily due to a change in the tax law related to our subsidiary in Brazil which resulted in a one-time tax credit during the three months ended September 30, 2007. General and administrative headcount increased 10.1% during 2008 to 339 at December 31, 2008 from 308 at December 31, 2007.

General and administrative expenses increased during 2007, as compared to 2006, with a $4.6 million increase due to an increase in expenses related to an increase in staffing levels and $0.9 million increase in recruiting costs. Partially offsetting these increases were a decrease in withholding taxes in our Brazil subsidiary of $1.2 million due to a change in the tax law related to our subsidiary in Brazil and a reduction in domestic legal costs of $0.8 million. General and administrative headcount increased 27.8% during 2007 to 308 at December 31, 2007 from 241 at December 31, 2006.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Sales and marketing	$7,962	$5,911	$4,149	34.7%	42.5%
General and administrative	282	112	—	151.8%	n/a

Total operating expenses	$8,244	$6,023	$4,149	36.9%	45.2%

The increase in Angel.com sales and marketing and general and administrative expenses during 2008, as compared to 2007, was primarily attributable to an increase in compensation costs related to certain compensation paid to management in connection with the exploration of strategic alternatives for the Angel.com business, and to an increase in expenses related to growing revenue streams of our Angel.com telephony services. The increase in Angel.com sales and marketing and general and administrative expenses during 2007, as compared to 2006, was primarily attributable to an increase in expenses related to growing revenue streams of our Angel.com telephony services. Additionally, an insignificant amount of general and administrative services is provided to Angel.com by our core BI business.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Gross research and development expenses:
Core research and development activities	$41,121	$35,114	$31,507	17.1%	11.4%
Angel.com research and development activities	3,025	2,707	1,871	11.7%	44.7%

Total research and development expenses before capitalized software development costs	$44,146	$37,821	$33,378	16.7%	13.3%
Capitalized software development costs	(13,575)	(2,650)	(310)	412.3%	754.8%

Total research and development expenses	$30,571	$35,171	$33,068	-13.1%	6.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,091	$2,212	$2,076	-50.7%	6.6%

Research and development expenses decreased during 2008, as compared to 2007, primarily due to the capitalization of $13.6 million of software development costs in 2008 as compared to $2.6 million of software development costs capitalized in 2007. During 2008, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that do not qualify for capitalization. We expect research and development expenses to significantly increase in 2009 after the expected general release of our MicroStrategy 9 software product in the first quarter of 2009, at which time we will no longer capitalize software development costs associated with MicroStrategy 9. Excluding capitalized software development costs, core research development expenses increased 17.1% during 2008, as compared to 2007, primarily due to the increase in expenses relating to the hiring of staff in our China technology center. Research and development headcount increased 20.7% during 2008 to 362 at December 31, 2008 from 300 at December 31, 2007.

Research and development expenses increased during 2007, as compared to 2006, primarily due to the increase in expenses relating to the hiring of staff in our China technology center, offset by an increase in capitalized software development costs. Research and development headcount increased 29.9% during 2007 to 300 at December 31, 2007 from 231 at December 31, 2006.

As of December 31, 2008, our research and development resources were allocated to the following projects: 70.9% to MicroStrategy 9, 3.6% to MicroStrategy 8, 7.3% to new project initiatives, and 18.2% to other research and development, including our Angel.com business and internal product initiatives.

Provision for Income Taxes. During 2008 and 2007, we recorded a provision for income taxes from continuing operations of $29.0 million and $33.3 million, respectively, resulting in an effective tax rate of 41.0% and 36.0%, respectively. Our effective tax rate increased during 2008, as compared to 2007, primarily as a result of an increase in cross border withholding taxes and certain adjustments to our U.S. and foreign deferred tax assets. We established valuation allowances for losses related to foreign net operating loss carryforward and other deferred tax assets, that more likely than not, in our present estimation, will not be realized. Of the $29.0 million provision in 2008, $20.6 million was deferred and was primarily related to the non-cash use of domestic net operating loss carryforwards. Of the $33.3 million provision in 2007, $26.9 million was deferred and was also primarily related to the non-cash use of domestic net operating loss carryforwards.

As of December 31, 2008, we had domestic and foreign net operating loss carryforwards of $66.3 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $43.8 million. We have domestic net operating loss carryforwards of $50.5 million that begin to expire in 2023, and $15.8 million of foreign net operating loss carryforwards of which $2.2 million expired in 2008. As of December 31, 2008, we had a valuation allowance of $5.7 million primarily related to certain foreign net operating loss carryforward tax assets that more likely than not, in our present estimation, will not be realized.

With the exception of previously taxed “Subpart F” income, we intend to indefinitely reinvest the undistributed 2008 earnings of certain foreign subsidiaries. Previously taxed foreign income of $1.0 million was repatriated in 2008 with no additional tax. The annualized effective tax rate applied to our pre-tax income for the year ended December 31, 2008 did not include any provision for U.S. federal and state taxes on the projected amount of non-Subpart F undistributed 2008 foreign earnings. We accrue applicable U.S. federal and state taxes, net of foreign tax credits, on projected undistributed foreign subsidiary earnings that we intend to repatriate.

During 2006, we recorded a provision for income taxes from continuing operations of $31.5 million, resulting in an effective tax rate of 30.4%. Our effective tax rate increased during 2007, as compared to 2006, primarily as a result of foreign pre-tax losses in certain foreign jurisdictions with no related income tax benefit.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. As of December 31, 2008, we continued to own and operate our Alarm.com business. SFAS 144 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not expect to have continuing involvement in, or cash flows from, this operation after its divestiture.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com and received consideration of approximately $27.7 million in cash, subject to post-closing purchase price adjustments, if any, which will be determined based on Alarm.com’s working capital on the closing date.

As such, we reclassified revenues and expenses associated with the Alarm.com business held-for-sale to discontinued operations for all periods represented. The following table summarizes the income (loss) from discontinued operations, net of tax, (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2008	% Change in 2007
	2008	2007	2006
Income (loss) from discontinued operations, net of tax:	$65	$(740)	$(1,296)	108.8%	42.9%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2008	2007
Current:
Deferred product licenses revenue	$6,024	$3,523
Deferred product support revenue	105,123	99,885
Deferred other services revenue	13,249	15,692

	124,396	119,100
Less: billed and unpaid deferred revenue	(57,901)	(54,866)

	$66,495	$64,234

Non-current:
Deferred product licenses revenue	$696	$290
Deferred product support revenue	5,690	1,587
Deferred other services revenue	40	59

	6,426	1,936
Less: billed and unpaid deferred revenue	(4,747)	(568)

	$1,679	$1,368

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2008, as compared to 2007, was primarily attributable to the growth in the number of technical support contracts in our installed customer base and a high percentage of technical support renewals from our existing contracts.

Including billed and unpaid deferred revenue, we expect to recognize approximately $124.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2013, totaling approximately $52.5 million. As of December 31, 2007, the future minimum commitments by our customers to purchase products, product support or other services through 2012, totaled approximately $39.2 million. These future commitments are not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On December 31, 2008 and 2007, we had $122.9 million and $85.2 million, respectively, in cash and cash equivalents. On February 13, 2009, we completed the sale of our equity interest in Alarm.com to Alarm.com Holdings, Inc. As a result of the transaction, we received aggregate consideration of approximately $27.7 million in cash, subject to post-closing purchase price adjustments, if any, which will be determined based on Alarm.com’s working capital on the closing date. Management believes that, despite the significant downturn in general worldwide economic conditions, existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next twelve months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2008, we had $1.0 million in cash collateral posted under the security agreement, all of which will be invested in money market funds for the foreseeable future.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. Through December 31, 2008, we repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

During 2008, we repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program. During 2007, we repurchased an aggregate of 874,606 shares of class A common stock at an average price of $101.79 and an aggregate cost of $89.0 million under the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. To date, we have made payments totaling $32.5 million toward the purchase price of the aircraft. We expect to pay the balance of the purchase price upon delivery of the aircraft, which is expected to occur during the third quarter of 2009.

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

	Year ending December 31,					Thereafter	Total
	2009	2010	2011	2012	2013
Contractual Obligations:
Operating leases:	12,807	7,943	3,699	2,912	2,514	2,351	32,226
Purchase obligations:	13,600	—	—	—	—	—	13,600

Total	$26,407	$7,943	$3,699	$2,912	$2,514	$2,351	$45,826

As of December 31, 2008, we had $8.4 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $88.9 million, $97.9 million and $104.4 million during 2008, 2007 and 2006, respectively. The major components of net cash provided by operating activities for 2008 were net income of $41.8 million, a $20.9 million decrease in net deferred tax assets, non-cash depreciation and amortization charges of $6.4 million, a $1.6 million increase in prepaid expenses and other current assets, bad debt expense of $2.0 million, a $10.7 million increase in accounts payable and accrued expenses and a $5.3 million increase in deferred revenue and advance payments, partially offset by a $3.8 million increase in accounts receivable and a $0.5 million of excess tax benefits from share-based arrangements.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities of $42.8 million in 2008 consisted primarily of advance deposits of $25.0 million for the corporate aircraft, $5.2 million in purchases of property and equipment, and $13.6 million of capitalized software development costs.

Net Cash Used in Financing Activities. Net cash used in financing activities was $5.9 million, $82.5 million and $121.4 million during 2008, 2007 and 2006, respectively. Net cash used in financing activities for 2008 resulted primarily from purchases of treasury stock of $8.4 million, offset by proceeds from the sale of class A common stock from the exercise of stock options of $2.1 million and $0.5 million related to the recognition of excess tax benefits from the share-based arrangements. The decrease in net cash used in financing activities during 2008, as compared to 2007, was primarily attributable to an $80.6 million decrease in purchases of treasury stock, partially offset with a $1.2 million decrease in proceeds from class A common stock under the employee purchase plan and a $2.8 million decrease in proceeds of excess tax benefits from stock based payment arrangements.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2008, we had $1.0 million in cash collateral posted under the security agreement.

As of December 31, 2008, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 will not have an impact on our consolidated results of operations and financial position.

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

International revenues accounted for 40.4%, 38.0% and 36.8% of our total revenues for the years ended December 31, 2008, 2007, and 2006. We anticipate that international revenues will continue to account for a significant portion of total revenues.

As of December 31, 2008, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents, restricted cash and investments, and short-term investments by 1.1%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors — Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2008 (the “2009 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees — Compensation Committee” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II — Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/    GRANT THORNTON LLP

McLean, Virginia

February 23, 2009

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$122,915	$85,194
Restricted cash and investments	619	2,982
Accounts receivable, net	49,670	49,392
Prepaid expenses and other current assets	9,518	12,106
Deferred tax assets, net	26,743	29,652
Assets held-for-sale	4,964	4,272

	214,429	183,598
Property and equipment, net	8,978	9,473
Capitalized software development costs, net	14,823	2,340
Deposits and other assets	36,804	11,433
Deferred tax assets, net	17,105	35,347

Total assets	$292,139	$242,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,697	$22,083
Accrued compensation and employee benefits	42,634	38,604
Deferred revenue and advance payments	66,495	64,234
Liabilities held-for-sale	6,325	3,436

Total current liabilities	143,151	128,357
Deferred revenue and advance payments	1,679	1,368
Other long-term liabilities	9,268	9,137

Total liabilities	154,098	138,862

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,167 shares issued and 9,120 shares outstanding, and 14,113 shares issued and 9,184 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	450,953	448,229
Treasury stock, at cost, 5,047 and 4,929 shares, respectively	(366,191)	(357,804)
Accumulated other comprehensive income	1,471	2,929
Retained earnings	51,791	9,958

Total stockholders’ equity	138,041	103,329

Total liabilities and stockholders’ equity	$292,139	$242,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product licenses	$95,924	$100,344	$107,383
Product support and other services	264,469	235,029	202,903

Total revenues	360,393	335,373	310,286

Cost of revenues:
Product licenses	1,877	3,055	2,763
Product support and other services	61,529	47,486	38,789

Total cost of revenues	63,406	50,541	41,552

Gross profit	296,987	284,832	268,734

Operating expenses:
Sales and marketing	137,683	110,436	87,410
Research and development	30,571	35,171	33,068
General and administrative	60,933	49,514	45,813

Total operating expenses	229,187	195,121	166,291

Income from continuing operations before financing and other income and income taxes	67,800	89,711	102,443

Financing and other income:
Interest income, net	2,266	3,674	2,820
Other income (expense), net	705	(866)	(1,571)

Total financing and other income	2,971	2,808	1,249

Income from continuing operations before taxes	70,771	92,519	103,692
Provision for income taxes	29,003	33,311	31,520

Income from continuing operations	41,768	59,208	72,172
Income (loss) from discontinued operations, net of tax provision (benefit) ($534, ($591) and ($1,035), respectively)	65	(740)	(1,296)

Net Income	$41,833	$58,468	$70,876

Basic earnings (loss) per share (1):
From continuing operations	$3.51	$4.80	$5.56
From discontinued operations	$0.01	$(0.06)	$(0.10)

Basic earnings per share	$3.52	$4.74	$5.46

Weighted average shares outstanding used in computing basic earnings per share	11,886	12,325	12,987

Diluted earnings (loss) per share (1):
From continuing operations	$3.39	$4.61	$5.29
From discontinued operations	$0.01	$(0.06)	$(0.09)

Diluted earnings per share	$3.40	$4.55	$5.20

Weighted average shares outstanding used in computing diluted earnings per share	12,303	12,853	13,633

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2006	13,270	$13	3,258	$3	$428,062	(2,675)	$(136,817)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	482	—	(482)	—	—	—	—
Issuance of class A common stock under stock option plans	220	1	(1)	—	6,095	—	—
Purchases of treasury stock	—	—	—	—	—	(1,379)	(131,959)
Tax effect of stock option exercises	—	—	—	—	5,270	—	—
Stock option compensation expense					1,341

Balance at December 31, 2006	13,972	$14	2,775	$3	$440,768	(4,054)	$(268,776)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Adoption of FIN 48	—	—	—	—	—	—	—
Conversion of class B to class A common stock	5	—	(5)	—	—	—	—
Issuance of class A common stock under stock option plans	136	—	—	—	3,291	—	—
Purchases of treasury stock	—	—	—	—	—	(875)	(89,028)
Tax effect of stock option exercises	—	—	—	—	3,622	—	—
Stock option compensation expense					548

Balance at December 31, 2007	14,113	$14	2,770	$3	$448,229	(4,929)	$(357,804)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Issuance of class A common stock under stock option plans	54	—	—	—	2,104	—	—
Purchases of treasury stock	—	—	—	—	—	(118)	(8,387)
Tax effect of stock option exercises	—	—	—	—	563	—	—
Stock option compensation expense					57

Balance at December 31, 2008	14,167	$14	2,770	$3	$450,953	(5,047)	$(366,191)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2006	$18	$2,300	$(112,857)	$180,722

Net income	—	—	70,876	70,876
Change in unrealized gain on investments, net of applicable taxes	(19)	—	—	(19)
Foreign currency translation adjustment	—	824	—	823

Comprehensive income	—	—	—	71,681
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	6,096
Purchases of treasury stock	—	—	—	(131,959)
Tax effect of stock option exercises	—	—	—	5,270
Stock option compensation expense	—	—	—	1,341

Balance at December 31, 2006	$(1)	$3,124	$(41,981)	$133,151

Net income	—	—	58,468	58,468
Change in unrealized gain on investments, net of applicable taxes	(8)	—	—	(8)
Foreign currency translation adjustment	—	(186)	—	(186)

Comprehensive income	—	—	—	58,274
Adoption of FIN 48	—	—	(6,529)	(6,529)
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	3,291
Purchases of treasury stock	—	—	—	(89,028)
Tax effect of stock option exercises	—	—	—	3,622
Stock option compensation expense	—	—	—	548

Balance at December 31, 2007	$(9)	$2,938	$9,958	$103,329

Net income	—	—	41,833	41,833
Change in unrealized gain on investments, net of applicable taxes	(5)	—	—	(5)
Foreign currency translation adjustment	—	(1,453)	—	(1,453)

Comprehensive income	—	—	—	40,375
Issuance of class A common stock under stock option plans	—	—	—	2,104
Purchases of treasury stock	—	—	—	(8,387)
Tax effect of stock option exercises	—	—	—	563
Stock option compensation expense	—	—	—	57

Balance at December 31, 2008	$(14)	$1,485	$51,791	$138,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$41,833	$58,468	$70,876
Plus: Loss (income) from discontinued operations, net	(65)	$740	$1,296

Income from continuing operations	41,768	$59,208	$72,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,399	7,557	7,595
Bad debt expense	2,029	1,370	1,020
Deferred taxes	20,925	26,137	26,528
Stock-based compensation	46	528	1,321
Excess tax benefits from stock-based payment arrangements	(422)	(3,270)	(4,479)
Other, net	72	160	158
Changes in operating assets and liabilities:
Accounts receivable	(3,862)	4,879	(10,165)
Prepaid expenses and other current assets	1,643	(3,301)	(2,087)
Deposits and other assets	157	(1,434)	(117)
Accounts payable and accrued expenses, accrued compensation and employee benefits	10,676	3,382	7,867
Deferred revenue and advance payments	5,278	4,119	7,449
Other long-term liabilities	190	1,244	(706)

Net cash provided by operating activities from continuing operations	84,899	100,579	106,556
Net cash provided by (used in) operating activities from discontinued operations	4,019	(2,683)	(2,139)

Net cash provided by operating activities	88,918	97,896	104,417

Investing activities:
Proceeds from sales and maturities of investments	—	—	112,666
Purchases of short-term investments	—	—	(58,900)
Advance deposits on purchases of property and equipment	(25,000)	(7,500)	—
Purchases of property and equipment	(5,167)	(3,426)	(4,483)
Capitalized software development costs	(13,575)	(2,650)	(310)
Decrease in restricted cash and investments	1,100	931	1,372

Net cash (used in) provided by investing activities from continuing operations	(42,642)	(12,645)	50,345
Net cash (used in) investing activities from discontinued operations	(160)	(50)	(13)

Net cash (used in) provided by investing activities	(42,802)	(12,695)	50,332

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,104	3,293	6,096
Excess tax benefits from stock-based payment arrangements	422	3,270	4,479
Purchases of treasury stock	(8,387)	(89,028)	(131,959)

Net cash used in financing activities from continuing activities	(5,861)	(82,465)	(121,384)

Net cash used in financing activities	(5,861)	(82,465)	(121,384)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,534)	3,478	3,297

Net increase in cash and cash equivalents	37,721	6,214	36,662
Cash and cash equivalents, beginning of period	85,194	78,980	42,318

Cash and cash equivalents, end of period	$122,915	$85,194	$78,980

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$98	$23	$30

Cash paid during the year for income taxes	$5,787	$5,217	$5,012

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

MicroStrategy’s current software platform, MicroStrategy 8, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. The web-based architecture of MicroStrategy 8 provides reporting, security, performance and standards that are critical for web deployment. MicroStrategy’s products can be deployed on company intranets to provide employees with information to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for its customers and strategic partners.

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

(b) Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, intangible assets, commissions, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2008 and 2007, the Company had $1.0 million and $1.9 million, respectively, in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments in the accompanying balance sheets.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized software development costs, net of accumulated amortization, were $14.8 million and $2.3 million as of December 31, 2008 and 2007, respectively. Amortization expense related to software development costs was $1.1 million, $2.2 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2008, 2007, and 2006, the Company capitalized software development costs of $13.6 million, $2.7 million and $0.3 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

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

The Company has also entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, product support or other services through 2013 totaling approximately $52.5 million. As of December 31, 2007, the future minimum commitments by the Company’s customers to purchase products, product support or other services through 2012, totaled approximately $39.2 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

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

The Company recognizes revenue from sales of software licenses to end users upon:

1)

persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties (other than certain customer specific instances in

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the Company has a customary and historical business practice of accepting orders without signed agreements);

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection of a fixed or determinable fee is reasonably assured.

For reseller transactions, we generally require evidence of sell-through to the end-user prior to recognition of revenue, in addition to the four criteria listed above.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using the vendor specific objective evidence of the fair value (“VSOE”) of the elements.

Product support or post-contract support (PCS) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate.

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

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2008, 2007 and 2006.

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

During the last three fiscal years, the Company has not paid any amounts with regards to a return, price protection or similar rights clause. Therefore no allowance for returns, price protection or similar rights has been recorded in the Company’s financial statements from continuing operations for the last three fiscal years.

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

(i) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $1.8 million, $0.5 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, the Company had no prepaid advertising costs.

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

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value, when appropriate.

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain in 2008 of $0.8 million and a net loss of $0.9 million and $1.5 million in 2007 and 2006, respectively, and are included in other income (expense) on the accompanying statements of operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2008 and 2007, no individual customer accounted for 10% or more of net accounts receivable or 10% or more of revenue.

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices.

(o) Recent Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 will not have an impact on the Company’s consolidated results of operations and financial position.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Accounts Receivable

Accounts receivable, net of allowances, consist of the following, as of December 31, (in thousands):

	2008	2007
Billed and billable	$115,316	$106,605
Less: billed and unpaid deferred revenue	(62,648)	(55,434)

	52,668	51,171
Less: allowance for doubtful accounts	(2,998)	(1,779)

	$49,670	$49,392

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(4) Property and Equipment

Property and equipment consist of the following, as of December 31, (in thousands):

	2008	2007
Computer equipment and purchased software	$30,205	$28,801
Furniture and equipment	13,443	13,687
Leasehold improvements	11,106	10,716
Internally developed software	4,444	4,444

	59,198	57,648
Less: accumulated depreciation and amortization	(50,220)	(48,175)

	$8,978	$9,473

Depreciation and amortization expense related to property and equipment was $5.3 million, $5.3 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consist of the following, as of December 31, (in thousands):

	2008	2007
Current:
Deferred product licenses revenue	$6,024	$3,523
Deferred product support revenue	105,124	99,885
Deferred other services revenue	13,249	15,692

	124,396	119,100
Less: billed and unpaid deferred revenue	(57,901)	(54,866)

	$66,495	$64,234

Non-current:
Deferred product licenses revenue	$696	$290
Deferred product support revenue	5,690	1,587
Deferred other services revenue	40	59

	6,426	1,936
Less: billed and unpaid deferred revenue	(4,747)	(568)

	$1,679	$1,368

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures pursuant to Federal Rule of Civil Procedure 26(a) served on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has not yet set a trial date. This case had been stayed in its entirety pending resolution of a writ of mandamus filed by DSC in the United States Court of Appeals for the Federal Circuit challenging an order by the District Court compelling DSC to produce documents to defendants in discovery that DSC alleges are privileged. The Federal Circuit denied DSC’s request for a writ of mandamus at the end of 2008, and the District Court has lifted the stay on the litigation. A revised schedule for the litigation has not yet been set by the Court. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of approximately $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses after March 14, 2005 defending against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. Business Objects was required to submit a detailed summary of the hours spent after March 14, 2005, the hourly rate charged, and the expenses incurred defending against the ‘796 patent, the ‘033 patent, and claims 1, 2, 4 and 5 of the ‘432 patent. On April 15, 2008, Business Objects submitted its fee petition seeking $2.3 million. On May 15, 2008, MicroStrategy submitted its opposition to the petition. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. The Company has filed a notice of appeal of the order. During the first quarter of 2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in its consolidated balance sheets, and has been recorded as a general and administrative expense in the Company’s consolidated statements of operations. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

The Company also is involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. The Company has the option to accelerate the delivery date under

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. The Company expects to meet its payment obligations under this purchase commitment using funds from operations, but may consider using conventional aircraft financing or other lending arrangements.

The Company made payments of $5.0 million, $2.5 million and $25.0 million with regards to this aircraft in January 2007, September 2007 and October 2008, respectively, and recorded the amount of the payments in deposits and other assets.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of December 31, 2008 or 2007. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

On February 13, 2009, MicroStrategy consummated the sale of its equity interest in its majority-owned Alarm.com Incorporated subsidiary (“Alarm.com”). The sale is subject to a Purchase Agreement that contains customary seller representations, warranties, covenants and indemnification provisions, including obligations to provide indemnification for specified intellectual property matters.

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

Year	Amount
2009	$26,407
2010	7,943
2011	3,699
2012	2,912
2013	2,514
Thereafter	2,351

$45,826

Total rental expenses for the years ended December 31, 2008, 2007, and 2006 were $16.2 million, $14.5 million, and $12.9 million, respectively.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

U.S. and international components of income from operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2008	2007	2006
U.S.	$49,209	$66,364	$72,213
Foreign	21,562	26,155	31,479

Total	$70,771	$92,519	$103,692

For the years ended December 31, the provision (benefit) for income taxes from operations consists of the following, (in thousands):

	2008	2007	2006
Current:
Federal	$1,636	$1,243	$(1,517)
State	967	1,131	583
Foreign	5,760	4,041	4,090

	$8,363	$6,415	$3,156

Deferred:
Federal	$14,067	$22,773	$24,636
State	4,711	3,687	3,830
Foreign	1,862	436	(102)

	$20,640	$26,896	$28,364

Total provision	$29,003	$33,311	$31,520

For the years ended December 31, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	2008	2007	2006
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.1%	2.7%	2.6%
Impact of international operations	-4.6%	-6.4%	-10.0%
Change in valuation allowance	1.4%	1.8%	2.0%
Deferred tax adjustments and rate changes	2.6%	1.0%	0.1%
Other permanent differences and federal credits	3.5%	1.9%	0.7%

Total	41.0%	36.0%	30.4%

The Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries, in accordance with APB 23, “Accounting for Income Taxes, Special Areas.” Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $57.5 million of undistributed earnings of its foreign subsidiaries at December 31, 2008, because such earnings are intended to be reinvested indefinitely. It is not practicable to

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine the amount of applicable taxes that would be due if such earnings were distributed. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. Previously taxed foreign income of $1.0 million and $3.0 million were repatriated in 2008 and 2007, respectively. No income was repatriated in 2006.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2008	2007
Deferred tax assets, net:
Net operating loss carryforwards	$24,134	$46,973
Tax credit/capital loss carryforwards	10,133	8,804
Amortization	8,105	9,560
Deferred revenue adjustment	1,440	1,120
Allowances and other accruals	11,981	3,662
Depreciation	3,390	—
Restructuring and other	2,332	3,180

	61,515	73,299
Valuation allowance	(5,670)	(6,679)

Deferred tax assets, net of valuation allowance	55,845	66,620

Deferred tax liabilities:
Prepaid expenses and other	1,662	216
Capitalized software development costs	5,781	914
Method changes	4,554	—
Depreciation	—	491

Total deferred tax liabilities	11,997	1,621

Total net deferred tax asset	$43,848	$64,999

The change in unrecognized tax benefits under FIN 48 is shown in the table below (in thousands).

2008
Unrecognized tax benefits at January 1, 2008	$7,762
Decrease related to positions taken in prior period	(680)
Increase related to positions taken in current period	1,356

Unrecognized tax benefits at December 31, 2008	$8,438

If recognized, the entire balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits shown above is expected to increase by $1.4 million related to tax complexities of international operations. The amount of interest expense and penalties related to the above unrecognized tax benefits is not material.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. Due to the Company’s net operating loss carryforward position in the U.S., its tax years from 1999 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years. The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany for tax years 2000 to 2008, Spain for tax years 2005 to 2008, and the United Kingdom for tax years 2003 to 2008.

The Company is currently under examination in Germany and the United Kingdom. To date there have been no material assessments related to any of these audits.

The Company has domestic net operating loss carryforwards of $50.5 million and $102.2 million for 2008 and 2007, respectively, that begin to expire in 2023. The Company has $15.8 million and $22.0 million of foreign net operating loss carryforwards as of December 31, 2008 and 2007, respectively, of which $2.2 million expired in 2008. The Company has federal research and development tax credit carryforward tax assets of $4.6 million and $4.5 million, which begin to expire in 2018, domestic foreign tax credit assets of $3.2 million and $2.6 million which begin to expire in 2014, and $1.3 million and $1.1 million of alternative minimum tax credit carryforward tax assets, which have no expiration date for 2008 and 2007, respectively. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $5.7 million and $6.7 million at December 31, 2008 and December 31, 2007, respectively, primarily related to certain foreign net operating loss carryforward tax assets that the Company expects to expire unused.

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

Pursuant to the provisions of §382 of the Internal Revenue Code, an “ownership change” involving 5% or greater shareholders occurred in May 2003. Section 382 provides an annual limitation on the amount of Federal net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on, among other things, the value of the company as of the change date multiplied by a U.S. federal long-term tax exempt interest rate. The Company does not currently expect the limitations under the §382 ownership change rules to impact the Company’s ability to use its net operating loss carryforwards or tax credits. Accordingly, the Company has not established a valuation allowance related to the §382 limitation related to the Company’s remaining net operating loss carryforward deferred tax asset or other tax credit assets.

(9) Share-Based Compensation

The Company adopted SFAS No. 123 (revised) (“SFAS 123R”), “Share-Based Payment” as of January 1, 2006 using the modified prospective method. SFAS 123R eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for share-based awards. SFAS 123R also clarifies earlier guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow and a reduction of taxes paid within operating cash flows. Under the modified prospective method, the Company has not restated its prior period financial statements for the related share-based compensation amounts. The Company has applied SFAS 123R for any portion of awards that were granted and have not fully vested prior to December 31, 2005 and any new awards granted after January 1, 2006.

Prior to adoption of SFAS 123R, the Company used the graded vesting method for determining compensation expense, and has carried that method over and continues to apply the graded vesting method for any portion of awards that were granted and have not fully vested prior to December 31, 2005. Upon adoption of SFAS 123R on January 1, 2006, the Company elected the straight-line method for any share-based awards that may be granted subsequent to adoption.

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.4 million shares of class A common stock authorized for option grants as of December 31, 2008.

In addition, as of December 31, 2008, a subsidiary of the Company maintained a share-based compensation plan for its employees that is based upon the equity of the subsidiary. The share-based awards and related expense under SFAS 123R for this subsidiary have not been significant through December 31, 2008.

Since the adoption of SFAS 123R and through December 31, 2008, the Company has not granted any new share-based awards. In addition, the Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004, and does not have any current plans to issue additional stock option awards on its equity. Certain subsidiaries of the Company may issue equity awards or equity-based awards on equity of the applicable subsidiary in the future.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the related compensation expense is amortized over the requisite service period (generally the vesting period) using the graded-vesting method that recognizes compensation cost for each separately vesting tranche of the award as though the award were, in substance, multiple awards. During years ended December 31, 2008, 2007 and 2006, the Company recognized total share-based compensation expense of $57,000, $0.5 million and $1.3 million, respectively, and an insignificant amount of related income tax benefits in the Consolidated Statement of Operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2006, the Company’s Board of Directors approved an amendment to the stock option granted on June 7, 2001 to F. David Fowler, a former member of the Company's Board of Directors until his retirement from the Board on May 31, 2006. The option provided Mr. Fowler the right to purchase an aggregate of 10,000 shares of the Company's class A common stock, vesting in five equal annual installments beginning on the first anniversary of the grant date. The amendment provided that the final 2,000 share installment of this award, which was scheduled to vest on June 7, 2006, instead vested in full as of May 26, 2006. On May 26, 2006 the Company recognized $0.1 million in share-based compensation to reflect the amendment of this award. All other terms and conditions applicable to the stock option remain unchanged.

The Company’s share-based compensation expense is included in the following areas in the Consolidated Statement of Operations for the periods indicated (in thousands):

	2008	2007	2006
Cost of services	$1	$7	$18
Sales and marketing	11	135	288
Research and development	7	75	188
General and administrative	28	311	813
Income (loss) from discontinued operations, net of tax provision (benefit)	10	20	34

Total share-based compensation expense	$57	$548	$1,341

At December 31, 2008, all of the Company’s outstanding stock options have fully vested and the Company will not incur any share-based compensation expense in future periods relating to these outstanding options. The windfall tax benefits realized from the exercise of stock options was $0.4 million, $3.3 million and $4.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the status of MicroStrategy’s stock option plans is presented (in thousands, except per share data):

	Options Outstanding					Options Exercisable
		Price per Share
	Shares	Range	Weighted Average	Aggregate Intrinsic Value		Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance, January 1, 2006	1,559	$2.50 - 3,130.00	$90.22			919	$138.52
Granted	—	— - —	—
Exercised	(219)	2.50 - 118.75	27.83	$16,759
Canceled	(67)	11.91 - 1,698.75	133.42

Balance, December 31, 2006	1,273	$2.50 - 3,130.00	$98.63	$90,482	(1)	922	$128.08	$57,937
Granted	—	— - —	—
Exercised	(136)	4.70 - 107.50	24.29	$11,607
Canceled	(24)	7.50 - 1,880.00	286.61

Balance, December 31, 2007	1,113	$2.50 - 3,130.00	$103.64	$61,879	(1)	942	$118.51	$49,320
Granted	—	— - —	—
Exercised	(55)	5.00 - 61.15	38.59	$1,992
Canceled	(31)	23.00 - 2,920.00	267.33

Balance, December 31, 2008	1,027	$2.50 - 3,130.00	$103.63	$13,413	(1)	1,027	$103.63	$13,413

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option on in-the-money options only. The aggregate intrinsic value is based upon the closing price of $37.13, $95.10 and $114.01 for the Company’s class A common stock on the Nasdaq Global Market on December 31, 2008, 2007 and 2006, respectively.

	Options Outstanding at December 31, 2008			Options Exercisable at December 31, 2008
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.50 - 5.00	68	3.6	$4.70	68	$4.70
5.01 - 10.00	2	3.8	7.62	2	7.62
10.01 - 20.00	3	3.2	13.68	3	13.68
20.01 - 35.00	698	3.9	21.26	698	21.26
35.01 - 60.00	1	3.2	39.55	1	39.55
60.01 - 125.00	15	1.1	100.92	15	100.92
125.01 - 250.00	128	1.6	202.35	128	202.35
250.01 - 500.00	87	1.4	384.02	87	384.02
500.01 - 1,000.00	11	1.0	793.11	11	793.11
1,000.01 - 3,130.00	14	1.1	1,508.58	14	1,508.58

	1,027	3.3	$103.63	1,027	$103.63

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net income	$41,833	$58,468	$70,876
Foreign currency translation adjustment	(1,453)	(186)	824
Unrealized loss on short-term investments, net of applicable taxes	(5)	(8)	(19)

Comprehensive income	$40,375	$58,274	$71,681

(11) Basic and Diluted Earnings per Share

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options and warrants are computed using the treasury stock method.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Income (loss) from:
Continuing operations, net of tax	$41,768	$59,208	$72,172
Discontinued operations, net of tax	65	(740)	(1,296)

Net income	$41,833	$58,468	$70,876

Denominator:
Weighted average common shares of class A common stock	9,116	9,555	9,819
Weighted average common shares of class B common stock	2,770	2,770	3,168

Total weighted average common stock shares outstanding	11,886	12,325	12,987
Effect of dilutive securities:
Employee stock options	417	528	646

Adjusted weighted average shares	12,303	12,853	13,633

Earnings per share:
Basic earnings (loss) per share
From continuing operations	$3.51	$4.80	$5.56
From discontinued operations	0.01	(0.06)	(0.10)

Basic earnings per share	$3.52	$4.74	$5.46

Diluted earnings (loss) per share:
From continuing operations	$3.39	$4.61	$5.29
From discontinued operations	0.01	(0.06)	(0.09)

Diluted earnings per share	$3.40	$4.55	$5.20

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been antidilutive, were 256,000, 272,000, and 282,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(12) Stockholders’ Equity

(a) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. Through

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, the Company repurchased an aggregate of 2,469,473 shares of class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

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

During 2008, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and at an aggregate cost of $8.4 million. During 2007, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 874,606 shares of class A common stock at an average price per share of $101.79 and at an aggregate cost of $89.0 million. During 2006, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 1,379,266 shares of class A common stock at an average price per share of $95.67 and at an aggregate cost of $132.0 million.

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

(13) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company determined to make a matching contribution to each plan participant of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan of $1.3 million during the year ended December 31, 2008. No contributions were made during 2007 or 2006.

(14) Discontinued Operations

In March 2008, in connection with its consideration of strategic alternatives relating to its non-core Alarm.com business, the Company committed to a plan to sell this business. The Company made the decision to sell Alarm.com in order to focus its resources on its core competency of business intelligence software and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services. Accordingly, the financial results for Alarm.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for aggregate consideration to the Company of approximately $27.7 million in cash. The purchase price is subject to post-closing adjustments that will be based on Alarm.com’s working capital as of the closing date of the transaction. As of December 31, 2008, the associated assets and liabilities of the Alarm.com business were classified as held-for-sale in accordance with SFAS 144, and are presented in the following table.

(in thousands)	December 31, 2008	December 31, 2007
Assets:
Accounts Receivable	$4,522	$3,625
Prepaid Expenses & Other Current Assets	222	576
Property and equipment, net	220	71

Total assets	$4,964	$4,272

Liabilities:
Accounts payable and accrued expenses	$1,868	$1,385
Accrued compensation and employee benefits	1,008	610
Deferred revenue and advance payments	3,449	1,441

Total liabilities	$6,325	$3,436

Net assets and liabilities of disposal group	$(1,361)	$836

The following table summarizes the revenues and pre-tax income generated by the Alarm.com business during the years ended December 31, (amounts in thousands):

(in thousands)	2008	2007	2006
Revenues	$20,676	$15,301	$3,537
Pre-tax income (loss)	$599	$(1,331)	$(2,331)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information

The Company operates in one reportable segment with two business units — business intelligence software and services and other. The business unit “Other” includes the Company’s Angel.com business. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other Domestic	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions
Year ended December 31, 2008
Total revenues	$204,016	$113,861	$31,707	$10,809	$360,393
Long-lived assets	54,113	3,498	2,181	813	60,605
Year ended December 31, 2007
Total revenues	$200,813	$101,441	$26,007	$7,112	$335,373
Long-lived assets	17,311	3,683	1,771	481	23,246
Year ended December 31, 2006
Total revenues	$191,237	$88,707	$25,355	$4,988	$310,287
Long-lived assets	10,179	3,030	1,700	497	15,406

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2008, 2007, and 2006, no individual foreign country accounted for 10% or more of consolidated total revenues.

Domestic intercompany software fee charges to international operations of $44.3 million, $44.5 million and $48.2 million for 2008, 2007 and 2006, respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2008, 2007, and 2006, no individual customer accounted for 10% or more of consolidated total revenues.

For the years ended December 31, 2008 and 2007, total assets in Germany exceeded 10% of consolidated assets. For the year ended December 31, 2006, no individual country outside the United States accounted for 10% or more of the Company’s total consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2008 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2008
Revenues	$85,904	$88,856	$90,628	$95,005	$360,393
Gross profit	71,398	72,747	73,902	78,940	296,987
Net income from continuing operations	8,961	7,898	11,072	13,837	41,768
Income (loss) from discontinued operations, net of tax	(663)	228	52	448	65

Net income	8,298	8,126	11,124	14,285	41,833

Basic earnings (loss) per share:
From continuing operations	0.75	0.66	0.93	1.16	3.51
From discontinued operations	(0.05)	0.02	0.01	0.04	0.01

Basic earnings per share	0.70	0.68	0.94	1.20	3.52

Weighted average shares outstanding used in computing basic earnings per share	11,927	11,870	11,887	11,889	11,886
Diluted earnings (loss) per share:
From continuing operations	0.72	0.64	0.90	1.13	3.39
From discontinued operations	(0.05)	0.02	0.00	0.04	0.01

Diluted earnings per share	0.67	0.66	0.90	1.17	3.40

Weighted average shares outstanding used in computing diluted earnings per share	12,381	12,324	12,306	12,226	12,303

2007
Revenues	$70,862	$78,052	$91,232	$95,227	$335,373
Gross profit	58,903	65,427	78,735	81,767	284,832
Net income from continuing operations	9,798	11,536	19,402	18,472	59,208
Income (loss) from discontinued operations, net of tax	48	77	(67)	(798)	(740)

Net income	9,846	11,613	19,335	17,674	58,468

Basic earnings (loss) per share:
From continuing operations	0.78	0.93	1.58	1.54	4.80
From discontinued operations	0.00	0.01	(0.01)	(0.07)	(0.06)

Basic earnings per share	0.78	0.94	1.57	1.47	4.74

Weighted average shares outstanding used in computing basic earnings per share	12,567	12,404	12,286	12,055	12,325
Diluted earnings (loss) per share:
From continuing operations	0.75	0.89	1.52	1.47	4.61
From discontinued operations	0.00	0.01	(0.01)	(0.06)	(0.06)

Diluted earnings per share	0.75	0.90	1.51	1.41	4.55

Weighted average shares outstanding used in computing diluted earnings per share	13,159	12,940	12,771	12,556	12,853

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Subsequent Events

On February 13, 2009, the Company completed the sale of their equity interest in Alarm.com for aggregate consideration to the Company of approximately $27.7 million in cash. The purchase price is subject to post-closing adjustments that will be based on Alarm.com’s working capital as of the closing date of the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED (Registrant)

By:	/s/ MICHAEL J. SAYLOR
Name:	Michael J. Saylor
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date:	February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/s/ ARTHUR S. LOCKE, III Arthur S. Locke, III	Executive Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2009

/s/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President & Chief Operating Officer	February 23, 2009

/s/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 23, 2009

/s/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 23, 2009

/s/ DAVID W. LARUE David W. Larue	Director	February 23, 2009

/s/ JARROD M. PATTEN Jarrod M. Patten	Director	February 23, 2009

/s/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 23, 2009

/s/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 23, 2009

SCHEDULE II (NEEDS TO BE UPDATED)

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007, and 2006

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:
December 31, 2008	1,779	2,029	(810)	2,998
December 31, 2007	1,841	1,370	(1,432)	1,779
December 31, 2006	1,515	1020	(694)	1,841
Deferred tax valuation allowance:
December 31, 2008	6,679	942	(1,951)	5,670
December 31, 2007	7,728	2,736	(3,785)	6,679
December 31, 2006	8,130	2,162	(2,564)	7,728

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Amended and Restated 1996 Stock Plan of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.2	Amended and Restated 1997 Stock Option Plan for French Employees of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.3	1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4	Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.6	Form of Stock Option Agreement entered into by non-employee directors under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.7	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.8	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.9	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.10	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

Exhibit Number	Description
10.11	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.12	Summary of Compensation for Named Executive Officers.*

10.13	Summary of Compensation for Non-Employee Directors.*

10.14	Sublease Agreement, dated February 25, 2005, by and between the Company and Alcantara LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 25, 2005 and incorporated by reference herein).*

10.15	Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.16	First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.17	Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

10.18	Third Amendment of Deed of Lease for Second Additional Space, dated September 20, 2006, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24435) and incorporated by reference herein).

10.19	Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24435) and incorporated by reference herein).*

10.20	Aircraft Purchase Agreement, dated January 31, 2007, by and between the Registrant and Bombardier, Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 1, 2007 and incorporated by reference herein).

10.21	Executive Vice President Compensation Plan 2008 (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on May 2, 2008 and incorporated by reference herein).*

10.22	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*

10.23	Executive Vice President, Worldwide Sales and Operations Bonus Plan Q3 and Q4 2008 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on December 15, 2008 and incorporated by reference herein).*

10.24†	Purchase Agreement, dated February 13, 2009, by and among the registrant, Backbone Partners, LLC, David B. Sherwood, Jr. and Alarm.com Holdings, Inc.

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

Exhibit Number	Description
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.