Form 10-Q
period 2009-03-31
MICROSTRATEGY INC
filed 2009-05-07
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 30, 2009 was 9,120,602 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$162,193	$122,915
Restricted cash and investments	542	619
Accounts receivable, net	37,971	49,670
Prepaid expenses and other current assets	9,881	9,518
Deferred tax assets, net	14,442	26,743
Assets held-for-sale	—	4,964

	225,029	214,429

Property and equipment, net	8,611	8,978
Capitalized software development costs, net	18,619	14,823
Deposits and other assets	36,288	36,804
Deferred tax assets, net	15,368	17,105

Total assets	$303,915	$292,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,187	$27,697
Accrued compensation and employee benefits	27,761	42,634
Deferred revenue and advance payments	78,690	66,495
Liabilities held-for-sale	—	6,325

Total current liabilities	130,638	143,151

Deferred revenue and advance payments	3,467	1,679
Other long-term liabilities	9,246	9,268

Total liabilities	143,351	154,098

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,168 shares issued and 9,121 shares outstanding, and 14,167 shares issued and 9,120 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	450,919	450,953
Treasury stock, at cost, 5,047 shares	(366,191)	(366,191)
Accumulated other comprehensive income	1,053	1,471
Retained earnings	74,766	51,791

Total stockholders’ equity	160,564	138,041

Total liabilities and stockholders’ equity	$303,915	$292,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product licenses	$16,971	$22,127
Product support and other services	63,269	63,777

Total revenues	80,240	85,904

Cost of revenues:
Product licenses	596	559
Product support and other services	14,065	13,947

Total cost of revenues	14,661	14,506

Gross profit	65,579	71,398

Operating expenses:
Sales and marketing	30,530	29,688
Research and development	7,839	10,324
General and administrative	14,344	17,310

Total operating expenses	52,713	57,322

Income from continuing operations before financing and other income and income taxes	12,866	14,076

Financing and other income (expense):
Interest income, net	145	800
Other income (expense), net	536	(861)

Total financing and other income (expense)	681	(61)

Income from continuing operations before taxes	13,547	14,015
Provision for income taxes	4,888	5,054

Income from continuing operations	8,659	8,961

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision of $11,121	14,423	—
Loss from discontinued operations, net of tax benefit ($54 and $74, respectively)	(107)	(663)

Discontinued operations, net of tax	14,316	(663)

Net Income	$22,975	$8,298

Basic earnings (loss) per share (1):
From continuing operations	$0.73	$0.75
From discontinued operations	$1.20	$(0.05)

Basic earnings per share	$1.93	$0.70

Weighted average shares outstanding used in computing basic earnings per share	11,890	11,927

Diluted earnings (loss) per share (1):
From continuing operations	$0.71	$0.72
From discontinued operations	$1.17	$(0.05)

Diluted earnings per share	$1.88	$0.67

Weighted average shares outstanding used in computing diluted earnings per share	12,219	12,381

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$22,975	$8,298
Plus: (Income) loss from discontinued operations, net	(14,316)	663

Income from continuing operations	8,659	8,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,770	1,642
Bad debt expense	222	632
Deferred taxes	2,823	2,753
Stock-based compensation	—	44
Excess tax benefits from stock-based payment arrangements	—	(56)
Other, net	—	10
Changes in operating assets and liabilities:
Accounts receivable	9,281	4,485
Prepaid expenses and other current assets	(609)	(1,301)
Deposits and other assets	354	191
Accounts payable and accrued expenses, compensation and employee benefits, accrued interest	(16,328)	(13,239)
Deferred revenue and advance payments	16,960	13,283
Other long-term liabilities	(23)	890

Net cash provided by operating activities from continuing operations	23,109	18,295
Net cash used in operating activities from discontinued operations	(472)	(206)

Net cash provided by operating activities	22,637	18,089

Investing activities:
Purchases of property and equipment	(1,131)	(699)
Capitalized software development costs	(4,218)	—
Decrease in restricted cash and investments	23	56

Net cash used in investing activities from continuing operations	(5,326)	(643)
Net cash provided by (used in) investing activities from discontinued operations	24,546	(24)

Net cash provided by (used in) investing activities	19,220	(667)

Financing activities:
Distribution to Alarm.com minority shareholders	(60)	—
Proceeds from sale of class A common stock under exercise of employee stock options	19	124
Excess tax benefits from stock-based payment arrangements	—	56
Purchases of treasury stock	—	(5,366)

Net cash used in financing activities from continuing activities	(41)	(5,186)
Net cash used in financing activities from discontinued activities	—	—

Net cash used in financing activities	(41)	(5,186)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,538)	2,447

Net increase in cash and cash equivalents	39,278	14,683
Cash and cash equivalents, beginning of period	122,915	85,194

Cash and cash equivalents, end of period	$162,193	$99,877

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2008, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of SFAS 160 did not have a material impact on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 161 did not have a material impact on its consolidated results of operations and financial position.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both March 31, 2009 and December 31, 2008, the Company had $1.0 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	March 31, 2009	December 31, 2008
Billed and billable	$87,528	$115,316
Less: billed and unpaid deferred revenue	(46,511)	(62,648)

	41,017	52,668
Less: allowance for doubtful accounts	(3,046)	(2,998)

	$37,971	$49,670

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	March 31, 2009	December 31, 2008
Current:
Deferred product licenses revenue	$5,014	$6,024
Deferred product support revenue	105,003	105,123
Deferred other services revenue	11,916	13,249

	121,933	124,396
Less: billed and unpaid deferred revenue	(43,243)	(57,901)

	$78,690	$66,495

Non-current:
Deferred product licenses revenue	$322	$696
Deferred product support revenue	6,300	5,690
Deferred other services revenue	113	40

	6,735	6,426
Less: billed and unpaid deferred revenue	(3,268)	(4,747)

	$3,467	$1,679

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and amended counterclaims, adding Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation as counterclaim defendants. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. On December 17, 2008, the Company filed a notice of appeal. On April 24, 2009, the Company filed its opening brief in the Federal Circuit. A mediation session with the Chief Federal Circuit Mediator was held on May 1, 2009. During the first quarter of 2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in the Company’s consolidated balance sheets, and was recorded as a general and administrative expense in the Company’s consolidated statements of operations for the first quarter of 2008. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

The Company also is involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. To date, the Company has made payments totaling $32.5 million toward the purchase price of the aircraft. The Company expects to pay the remaining $13.6 million of the purchase price upon delivery of the aircraft, which is expected to occur during the third quarter of 2009. The Company has the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. The Company expects to meet its payment obligations under this purchase commitment using funds from operations, but may consider using conventional aircraft financing or other borrowing arrangements.

The Company made payments of $5.0 million, $2.5 million and $25.0 million with regards to this aircraft in January 2007, September 2007 and October 2008, respectively, and recorded the amount of these payments in deposits and other assets.

In March 2009, the Company arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of March 31, 2009 or December 31, 2008. The Company carries coverage under certain insurance policies for certain of these liabilities; however, this coverage may not be sufficient.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2009, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2009, the Company had repurchased an aggregate of 2,469,473 shares of its class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 forward that were used in later tax years. The Company is currently under tax audit in Germany and the United Kingdom.

As of March 31, 2009, the Company has recorded a liability for uncertain income tax positions in the amount of $8.8 million. If recognized, the entire balance of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits could increase between $1.0 and $2.0 million related to our international operations. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income taxes accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of March 31, 2009, the amount of accrued interest expense on unrecognized income tax benefits was not material.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	March 31, 2009	December 31, 2008
Deferred tax assets, net of deferred tax liabilities	$35,482	$49,518
Valuation allowance	(5,672)	(5,670)

Deferred tax assets, net of valuation allowance	$29,810	$43,848

Short-term deferred tax assets, net	$14,442	$26,743
Long-term deferred tax assets, net	15,368	17,105

Total deferred tax assets, net	$29,810	$43,848

The valuation allowance as of March 31, 2009 and December 31, 2008 relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized in accordance with the rules under SFAS No. 109, “Accounting for Income Taxes”.

The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2009. The Company also records discrete items in each respective period as appropriate. For the three months ended March 31, 2009 and 2008, the Company’s consolidated annualized effective tax rate from continuing operations was 36.1% and 36.1%, respectively. The Company’s effective tax rate from continuing operations during the three months ended March 31, 2009 remained unchanged as compared to the three months ended March 31, 2008.

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

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of both net operating loss carryforwards and capital loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is not more likely than not that such deferred tax assets are realizable.

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.4 million shares of class A common stock available for issuance under its share-based compensation plans as of March 31, 2009. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

Share-based compensation expense during the three months ended March 31, 2009 and 2008 was not significant.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$22,975	$8,298
Foreign currency translation adjustment	(418)	1,057
Unrealized loss on short-term investments, net of applicable taxes	—	(2)

Comprehensive income	$22,557	$9,353

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

(unaudited)

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

On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for consideration to the Company of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. As of December 31, 2008, the associated assets and liabilities of the Alarm.com business were classified as held-for-sale in accordance with SFAS 144, and are presented in the following table.

(in thousands)	December 31, 2008
Assets:
Accounts Receivable	$4,522
Prepaid Expenses & Other Current Assets	222
Property and equipment, net	220

Total assets	$4,964

Liabilities:
Accounts payable and accrued expenses	$1,868
Accrued compensation and employee benefits	1,008
Deferred revenue and advance payments	3,449

Total liabilities	$6,325

Net assets and liabilities of disposal group	$(1,361)

The following table summarizes the revenues, pre-tax gain on sale and pre-tax loss generated by the Alarm.com business during the three months ended March 31, 2009 and 2008, respectively, (amounts in thousands):

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenues	$2,217	$2,581

Pre-tax gain on sale	$25,544	$—

Pre-tax loss	$(161)	$(737)

(14) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
	Domestic	EMEA	Other Regions	Domestic	Consolidated
Geographic regions:
Three months ended March 31, 2009
Total revenues	$45,016	$25,584	$6,981	$2,659	$80,240
Long-lived assets	57,066	2,917	1,981	1,554	$63,518
Three months ended March 31, 2008
Total revenues	$49,855	$26,389	$7,295	$2,365	$85,904
Long-lived assets	16,211	4,540	1,790	642	$23,183

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2009 and 2008, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of March 31, 2009, no more than 10% of consolidated assets were concentrated in any one country outside of the United States. As of March 31, 2008, total assets in Germany exceeded 10% of consolidated assets. For the three months ended March 31, 2009 and 2008, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

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

Our core business intelligence (“BI”) business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 9 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

During the three months ended March 31, 2009, we operated two non-core businesses, Alarm.com and Angel.com, which focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, in connection with our consideration of strategic alternatives relating to our non-core Alarm.com and Angel.com businesses, we committed to a plan to sell these businesses. We made the decision to sell these businesses in order to focus our resources on our core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com and Angel.com were reclassified as discontinued operations in the quarter ended March 31, 2008.

Although we explored strategic alternatives for the Angel.com business, based on changes in market conditions that occurred in the quarter ended June 30, 2008, we determined that Angel.com no longer met the criteria to permit discontinued operations treatment and held-for-sale classification. Accordingly, amounts related to Angel.com were reclassified to continuing operations in the second quarter of 2008 and since then have been reflected in continuing operations for all periods presented.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144. In our Consolidated Statement of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from this business after the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights for the three months ended March 31, 2009 and 2008 (in thousands):

	Core BI Business		Angel.com			Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	2009	2008		2009	2008
Revenues
Product licenses	$16,971	$22,127	$—	$—		$16,971	$22,127
Product support and other services	60,610	61,412	—	—		60,610	61,412
Angel.com telephony services	—	—	2,659	2,365		2,659	2,365

Total revenues	77,581	83,539	2,659	2,365		80,240	85,904

Cost of revenues
Product licenses	596	559	—	—		596	559
Product support and other services	13,027	13,487	—	—		13,027	13,487
Angel.com telephony services	—	—	1,038	460		1,038	460

Total cost of revenues	13,623	14,046	1,038	460		14,661	14,506

Gross profit	63,958	69,493	1,621	1,905		65,579	71,398

Operating expenses
Sales and marketing	29,358	28,132	1,172	1,556		30,530	29,688
Research and development	6,827	9,736	1,012	588		7,839	10,324
General and administrative	13,907	17,250	437	60	(a)	14,344	17,310

Total operating expenses	50,092	55,118	2,621	2,204		52,713	57,322

Income (loss) from operations	$13,866	$14,375	$(1,000)	$(299)		$12,866	$14,076

(a)	An insignificant amount of general and administrative services was allocated to the Angel.com business unit by MicroStrategy’s core business operations.

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

•	realigning our global sales and services organizations, focusing on building new customer relationships, as well as expanding and strengthening our existing customer base.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2008. Since December 31, 2008, there have been no significant changes to our critical accounting estimates and policies.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro and British pound sterling. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) in revenues or expenses, as applicable, from the prior year.

	Three Months Ended March 31,
	2009	2008
International product licenses revenues	$(1,131)	$1,057
International product support revenues	(3,427)	2,004
International other services revenues	(1,211)	650

Cost of product support revenues	(201)	74
Cost of other services revenues	(1,001)	490
Sales and marketing expenses	(2,579)	1,469
General and administrative expenses	(678)	415

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2008 to 2009, international product licenses revenues would have been $9.8 million rather than $8.7 million for the three months ended March 31, 2009. If there had been no change to foreign currency exchange rates from 2008 to 2009, sales and marketing expenses for our core BI business would have been $31.9 million rather than $29.4 million for the three months ended March 31, 2009.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Product Licenses Revenues:
Domestic	$8,284	$13,655	-39.3%
International	8,687	8,472	2.5%

Total product licenses revenues	$16,971	$22,127	-23.3%

	Three Months Ended March 31,
	2009	2008
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	1	2
From $500,000 to $1.0 million of licenses revenue recognized	4	4

Total	5	6

Domestic:
Above $1.0 million of licenses revenue recognized	0	2
From $500,000 to $1.0 million of licenses revenue recognized	2	1

Total	2	3

International:
Above $1.0 million of licenses revenue recognized	1	0
From $500,000 to $1.0 million of licenses revenue recognized	2	3

Total	3	3

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$2,177	$5,010	-56.5%
From $500,000 to $1.0 million of licenses revenue recognized	2,401	2,386	0.6%
Below $500,000 of licenses revenue recognized	12,393	14,731	-15.9%

Total	16,971	22,127	-23.3%

Domestic:
Above $1.0 million of licenses revenue recognized	—	5,010	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,104	649	70.1%
Below $500,000 of licenses revenue recognized	7,180	7,996	-10.2%

Total	8,284	13,655	-39.3%

International:
Above $1.0 million of licenses revenue recognized	2,177	—	n/a
From $500,000 to $1.0 million of licenses revenue recognized	1,297	1,737	-25.3%
Below $500,000 of licenses revenue recognized	5,213	6,735	-22.6%

Total	$8,687	$8,472	2.5%

For the three months ended March 31, 2009 and 2008, product licenses transactions with above $500,000 in recognized revenue represented 27.0% and 33.4%, respectively, of our product licenses revenues. During the three months ended March 31, 2009, our top three product licenses transactions totaled $3.5 million of recognized revenue, compared to $5.7 million during the three months ended March 31, 2008, or 20.5%, and 25.6% of total product licenses revenues, respectively.

Product licenses revenues decreased 23.3% during the three months ended March 31, 2009, as compared to the same period in the prior year, due to decreases in both the number and average deal size of product licenses transactions with recognized revenue above $1.0 million and a decrease in the number of product licenses transactions with recognized revenue below $500,000.

Domestic product licenses revenues. Domestic product licenses revenues decreased 39.3% during the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to a decrease in the number of domestic transactions and average deal size. Domestic product licenses revenue recognized during the three months ended March 31, 2008 included one transaction totaling $4.0 million of recognized revenue.

International product licenses revenues. International product licenses revenues increased 2.5% during the three months ended March 31, 2009, as compared to the same period in the prior year, due to an increase in the average deal size of international transactions, an increase in the number of international transactions with above $1.0 million of recognized revenue, partially offset by unfavorable changes in foreign currency exchange rates. International product licenses revenues for the three months ended March 31, 2009 included one transaction totaling $2.2 million of recognized revenue.

Product support and other services revenues. The following table sets forth product support revenues and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Product Support and Other Services Revenues:
Domestic	$26,782	$25,260	6.0%
International	17,751	18,727	-5.2%

Total product support revenues	44,533	43,987	1.2%

Consulting	12,799	13,671	-6.4%
Education	3,278	3,754	-12.7%

Total product support and other services revenues	$60,610	$61,412	-1.3%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Domestic product support revenues increased during the three months ended March 31, 2009, as compared to the same period in the prior year. Contributing to this increase was a 15.8% growth in the number of technical support contracts which includes a high percentage of maintenance renewals from existing contracts partially offset by a decrease in average annual prices.

International product support revenues decreased during the three months ended March 31, 2009, as compared to the same period in the prior year, due to unfavorable changes in foreign exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during the three months ended March 31, 2009, as compared to the same period in the prior year, due to a decrease in the average hourly rate and unfavorable foreign exchange rates, partially offset by an increase in billable systems integration hours provided to our customers.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues decreased during the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to a decrease in average training prices and unfavorable exchange rates, partially offset by an increase in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage change for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Angel.com telephony services	2,659	2,365	12.4%

Angel.com telephony services revenues increased during the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to an increase in the number of customers and additional telephony services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Cost of Revenues:
Product licenses	$596	$559	6.6%
Product support	2,602	3,159	-17.6%
Consulting	9,091	8,611	5.6%
Education	1,334	1,717	-22.3%
Angel.com telephony services	1,038	460	125.7%

Total cost of revenues	$14,661	$14,506	1.1%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The increase in cost of product licenses revenues during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize $17.8 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the three year period following the release.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The decrease in cost of product support revenues during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a decrease in staffing levels and a reduction in travel and entertainment expenditures. Product support headcount decreased 5.9% to 112 at March 31, 2009 from 119 at March 31, 2008.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The increase in cost of consulting revenues during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to the expenses related to an increase in staffing levels partially offset by a decrease in recruiting costs and a reduction in travel and entertainment expenditures. Consulting headcount increased 28.2% to 309 at March 31, 2009 from 241 at March 31, 2008.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The decrease in cost of education revenues during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a decrease in staffing levels. Education headcount decreased 14.0% to 43 at March 31, 2009 from 50 at March 31, 2008.

Cost of Angel.com revenues. Cost of Angel.com revenues includes hardware, telephony costs, personnel and related overhead costs. The increase in cost of Angel.com telephony services revenues during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily due to an increase in staffing levels and increased costs related to additional consulting services offered. Angel.com consulting and technical support headcount increased to 10 at March 31, 2009 from no employees at March 31, 2008.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Sales and marketing	$29,358	$28,132	4.4%
General and administrative	13,907	17,250	-19.4%

Total	$43,265	$45,382	-4.7%

Sales and marketing expenses for core BI business. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased during the three months ended March 31, 2009, as compared to the same period in the prior year. Excluding a $0.5 million decrease in recruiting costs and a $0.4 million decrease in travel and entertainment expenses, sales and marketing expenses increased by a total of $2.1 million during the three months ended March 31, 2009 as compared with the same period in the prior year, with 78.9% of such increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 8.3% of such increase attributable to increases in facility and other related support costs, 5.1% of such increase attributable to increases in net marketing costs primarily as a result of a decrease in registration and sponsorship fees charged by us for MicroStrategy World 2009, and 4.8% of such increase attributable to an increase in transaction taxes. Sales and marketing headcount increased 11.3% to 610 at March 31, 2009 from 548 at March 31, 2008.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses decreased during the three months ended March 31, 2009, as compared to the same period in the prior year, with 72.8% of the decrease attributable to a decrease in legal costs due to a non-recurring $2.3 million expense accrual related to a litigation matter made during the three months ended March 31, 2008, 24.4% of the decrease attributable to a decrease in recruiting costs, 14.2% of the decrease attributable to a decrease in facility and other related support costs and 7.3% of the decrease attributable to a reduction in travel and entertainment expenditures, partially offset by higher compensation and related costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended March 31,		%
	2009	2008	Change
Sales and marketing	$1,172	$1,556	-24.7%
General and administrative	437	60	628.3%

Total	$1,609	$1,616	-0.4%

The decrease in Angel.com sales and marketing expenses during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a decrease in compensation and related costs due to a decrease in staffing levels. Sales and marketing headcount decreased 28.1% to 23 at March 31, 2009 from 32 at March 31, 2008. The increase in Angel.com general and administrative expenses during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to Angel.com’s entry into a new services agreement with the Company pursuant to which Angel.com is charged a fee for general and administrative services provided on its behalf by our core BI business. Our core BI business allocated an insignificant amount of general and administrative services expenses to Angel.com during the three months ended March 31, 2008.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended March 30,		%
	2009	2008	Change
Gross research and development expenses:
Core research and development activities	$11,045	$9,736	13.4%
Angel.com research and development activities	1,012	588	72.1%

Total research and development expenses before capitalized software development costs	12,057	10,324	16.8%
Capitalized software development costs	(4,218)	—	n/a

Total research and development expenses	$7,839	$10,324	-24.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$422	$352	19.9%

Research and development expenses decreased during the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to $4.2 million of software development costs that were capitalized in the three months ended March 31, 2009 as compared to no software development costs capitalized in the same period in the prior year. During the three months ended March 31, 2009, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that do not qualify for capitalization. We expect research and development expenses to significantly increase during the remainder of 2009 following the general release of our MicroStrategy 9 software product in March 2009, after which release we no longer capitalize software development costs associated with MicroStrategy 9. Excluding capitalized software development costs, core research development expenses increased 13.4% during the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center. Research and development headcount increased 17.7% to 365 at March 31, 2009 from 310 at March 31, 2008.

As of March 31, 2009, our research and development resources were allocated to the following projects: 74.0% to MicroStrategy 9, 2.6% to MicroStrategy 8, 8.8% to new project initiatives, and 14.6% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During the three months ended March 31, 2009 and 2008, we recorded a provision for income taxes from continuing operations of $4.9 million and $5.0 million, respectively, resulting in an effective tax rate for each such period of 36.1%.

As of March 31, 2009, we had domestic and foreign net operating loss carryforwards of $35.1 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $29.8 million. We have domestic net operating loss carryforwards of $18.2 million that will begin to expire in 2023, and $16.9 million of foreign net operating loss carryforwards. Also, as of March 31, 2009, we had a valuation allowance of $19.0 million (pre-tax) primarily related to certain foreign net operating loss carryforward and other deferred tax assets that we have concluded are not more likely than not of being realized.

We intend to indefinitely reinvest the undistributed 2009 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended March 31, 2009 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2009 foreign earnings. U.S. federal tax laws require us to include in our U.S. income tax return certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. On February 13, 2009, we completed the sale of our equity interest in Alarm.com and received consideration of $24.5 million in cash net of after taking into account post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. SFAS 144 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not have continuing involvement in, or cash flows from, this operation after its divestiture.

As such, we reclassified revenues and costs associated with the Alarm.com business to discontinued operations for all periods represented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Three Months Ended March 31,		% Change
	2009	2008
Gain on sale of discontinued operations, net of tax	$14,423	$—	n/a

Loss from discontinued operations, net of tax:	(107)	(663)	-83.9%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Current:
Deferred product licenses revenue	$5,014	$6,024	$2,386
Deferred product support revenue	105,003	105,123	88,181
Deferred other services revenue	11,916	13,249	14,111

	121,933	124,396	104,678
Less: billed and unpaid deferred revenue	(43,243)	(57,901)	(39,701)

	$78,690	$66,495	$64,977

Non-current:
Deferred product licenses revenue	$322	$696	$369
Deferred product support revenue	6,300	5,690	2,015
Deferred other services revenue	113	40	61

	6,735	6,426	2,445
Less: billed and unpaid deferred revenue	(3,268)	(4,747)	(641)

	$3,467	$1,679	$1,804

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of March 31, 2009, as compared to December 31, 2008, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2008 that subsequently were paid. The increase in deferred revenue and advance payments as of March 31, 2009, as compared to March 31, 2008, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

Including billed and unpaid deferred revenue, we expect to recognize $121.9 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three months ended March 31, 2009, we entered into certain agreements that include future minimum commitments by our customers to purchase products, product support or other services over multi-year periods through 2013 totaling $55.9 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On March 31, 2009 and December 31, 2008, we had $162.2 million and $122.9 million, respectively, in cash and cash equivalents. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. Management believes that, despite the significant downturn in general worldwide economic conditions, existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2009, we had $1.0 million of cash collateral posted under the security agreement, all invested in money market funds. In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claims discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.”

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2009, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for delivery in mid-2009, which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing of the aircraft and the delivery of the aircraft. We have the option to accelerate the delivery date under certain circumstances if the manufacturer is able to offer the aircraft prior to the scheduled delivery date. We expect to meet our payment obligations under this purchase agreement using funds from operations, but may consider using conventional aircraft financing and other borrowing arrangements. To date, we have made payments totaling $32.5 million toward the purchase price of the aircraft. We expect to pay the remaining $13.6 million of the purchase price upon delivery of the aircraft, which is expected to occur during the third quarter of 2009.

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

	Twelve Months Ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations:
Operating leases:	$12,382	$6,021	$3,364	$2,789	$2,291	$1,670	$28,517
Purchase obligations:	13,608	—	—	—	—	—	13,608

Total	$25,990	$6,021	$3,364	$2,789	$2,291	$1,670	$42,125

As of March 31, 2009, we had $8.8 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $23.1 million and $18.1 million during the three months ended March 31, 2009 and 2008, respectively. The major components of net cash provided by operating activities for the three months ended March 31, 2009 were $8.7 million of net income, a $2.8 million decrease in deferred taxes, $1.8 million of non-cash depreciation and amortization charges, a $17.0 million increase in deferred revenue and advance payments and a $9.3 million decrease in accounts receivable. The increase in net cash provided by operating activities during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a $4.8 million decrease in accounts receivable.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $19.2 million during the three months ended March 31, 2009. Net cash used in investing activities was $0.7 million during the three months ended March 31, 2008. The major components of net cash provided by investing activities for the three months ended March 31, 2009 consisted primarily of $1.1 million of purchases of property and equipment, a $4.2 million increase in capitalized software development costs, and a $24.5 million increase in cash provided by discontinued operations. The increase in net cash provided by investing activities during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a $24.5 million increase in cash provided by discontinued operations related to the proceeds from the February 2009 sale of our equity interest in Alarm.com.

Net Cash Used in Financing Activities. Net cash used in financing activities was $41,000 and $5.2 million during the three months ended March 31, 2009 and 2008, respectively. Net cash used in financing activities for the three months ended March 31, 2009 resulted primarily from a distribution to minority shareholders of our former Alarm.com subsidiary of $60,000, partially offset by proceeds from the sale of class A common stock from the exercise of stock options of $19,000. The decrease in net cash used in financing activities during the three months ended March 31, 2009, as compared to the same period in the prior year, was primarily attributable to a reduction in the purchases of treasury stock of $5.4 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2009, we had $1.0 million of cash collateral posted under the security agreement.

In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.” As of March 31, 2009, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Our adoption of SFAS 160 did not have a material impact on our consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Our adoption of SFAS 161 did not have a material impact on our consolidated results of operations and financial position.

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

As of March 31, 2009, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 40.6% and 39.2% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2009, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.4%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and amended counterclaims, adding Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation as counterclaim defendants. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. On December 17, 2008, we filed a notice of appeal. On April 24, 2009, we filed our opening brief in the Federal Circuit. A mediation session with the Chief Federal Circuit Mediator was held on May 1, 2009. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and was recorded as a general and administrative expense in our consolidated statements of operations for the first quarter of 2008. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new license transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business, which is highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements, such as the MicroStrategy 9 suite of products that we made generally available in March 2009, will achieve market acceptance. Moreover, even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the three months ended March 31, 2009, transactions by channel partners for which we recognized revenues accounted for 16.4% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $128.7 million as of March 31, 2009. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $46.5 million, resulting in net deferred revenue and advance payments of $82.2 million as of March 31, 2009. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2013 totaling $55.9 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2009 and 2008; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. As of March 31, 2009, we had $29.8 million of deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.6%, and 39.2% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. Our international operations require significant management attention and financial resources.

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

On May 4, 2009, President Obama’s administration announced several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a material adverse effect on our operating results and financial condition.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which could reduce our revenues

To date, our customers have typically invested substantial time, money and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the three months ended March 31, 2009, our top three product license transactions totaled $3.5 million of recognized revenue, or 20.5% of total product licenses revenues, compared to $5.7 million of recognized revenue, or 25.6% of total product licenses revenues, during the three months ended March 31, 2008. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS and SuSE Linux Enterprise Server. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

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

For example, on November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Technology Group, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The

case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and amended counterclaims, adding Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation as counterclaim defendants. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 30, 2009, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 66.3% of the total voting power, as of April 30, 2009. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

During the three months ended March 31, 2009, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of March 31, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of March 31, 2009, $563.7 million of our class A common stock remained available for repurchase under the 2005 Share Repurchase Program.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors,
President and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede
Interim Chief Financial Officer

Date: May 7, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of Changes to Compensation of Non-employee Directors.

10.2	Executive Vice President, Worldwide Sales & Operations Bonus Plan 2009 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on May 1, 2009 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Interim Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.