Form 10-Q
period 2009-06-30
MICROSTRATEGY INC
filed 2009-08-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

51-0323571

(I.R.S. Employer

Identification Number)

1861 International Drive, McLean, VA

(Address of Principal Executive Offices)

22102

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 24, 2009 was 9,130,589 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$176,167	$122,915
Restricted cash and investments	1,523	619
Accounts receivable, net	41,604	49,670
Prepaid expenses and other current assets	8,053	9,518
Deferred tax assets, net	15,975	26,743
Assets held-for-sale	—	4,964

Total current assets	243,322	214,429

Property and equipment, net	7,799	8,978
Capitalized software development costs, net	16,890	14,823
Deposits and other assets	35,518	36,804
Deferred tax assets, net	10,737	17,105

Total assets	$314,266	$292,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,708	$27,697
Accrued compensation and employee benefits	33,284	42,634
Deferred revenue and advance payments	75,258	66,495
Deferred tax liabilities	524	—
Liabilities held-for-sale	—	6,325

Total current liabilities	130,774	143,151

Deferred revenue and advance payments	3,013	1,679
Other long-term liabilities	9,744	9,268

Total liabilities	143,531	154,098

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,176 shares issued and 9,129 shares outstanding, and 14,167 shares issued and 9,120 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	451,162	450,953
Treasury stock, at cost, 5,047 shares	(366,191)	(366,191)
Accumulated other comprehensive income	1,014	1,471
Retained earnings	84,733	51,791

Total Stockholders’ Equity	170,735	138,041

Total Liabilities and Stockholders’ Equity	$314,266	$292,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product licenses	$20,483	$21,052
Product support and other services	67,276	67,804

Total revenues	87,759	88,856

Cost of revenues:
Product licenses	1,980	461
Product support and other services	13,957	15,648

Total cost of revenues	15,937	16,109

Gross profit	71,822	72,747

Operating expenses:
Sales and marketing	31,357	34,484
Research and development	11,168	8,203
General and administrative	12,800	15,001

Total operating expenses	55,325	57,688

Income from continuing operations before financing and other income and income taxes	16,497	15,059

Financing and other (expense) income:
Interest income, net	251	660
Other expense, net	(1,740)	(102)

Total financing and other (expense) income	(1,489)	558

Income from continuing operations before income taxes	15,008	15,617
Provision for income taxes	5,056	7,719

Income from continuing operations	9,952	7,898

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($69 and $0, respectively)	15	—
Income from discontinued operations, net of tax provision ($0 and $197, respectively)	—	228

Discontinued operations, net of tax	15	228

Net Income	$9,967	$8,126

Basic earnings per share (1):
From continuing operations	$0.84	$0.66
From discontinued operations	$—	$0.02

Basic earnings per share	$0.84	$0.68

Weighted average shares outstanding used in computing basic earnings per share	11,895	11,870

Diluted earnings per share (1):
From continuing operations	$0.81	$0.64
From discontinued operations	$—	$0.02

Diluted earnings per share	$0.81	$0.66

Weighted average shares outstanding used in computing diluted earnings per share	12,256	12,324

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product licenses	$37,454	$43,179
Product support and other services	130,546	131,581

Total revenues	168,000	174,760

Cost of revenues:
Product licenses	2,576	1,020
Product support and other services	28,022	29,594

Total cost of revenues	30,598	30,614

Gross profit	137,402	144,146

Operating expenses:
Sales and marketing	61,887	64,172
Research and development	19,007	18,527
General and administrative	27,144	32,311

Total operating expenses	108,038	115,010

Income from continuing operations before financing and other income and income taxes	29,364	29,136

Financing and other (expense) income:
Interest income, net	395	1,458
Other expense, net	(1,204)	(963)

Total financing and other (expense) income	(809)	495

Income from continuing operations before income taxes	28,555	29,631
Provision for income taxes	9,943	12,772

Income from continuing operations	18,612	16,859

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($11,190 and $0, respectively)	14,437	—
Loss from discontinued operations, net of tax (benefit) provision (($54) and $123, respectively)	(107)	(435)

Discontinued operations, net of tax	14,330	(435)

Net Income	$32,942	$16,424

Basic earnings (loss) per share (1):
From continuing operations	$1.57	$1.42
From discontinued operations	$1.20	$(0.04)

Basic earnings per share	$2.77	$1.38

Weighted average shares outstanding used in computing basic earnings per share	11,893	11,897

Diluted earnings (loss) per share (1):
From continuing operations	$1.52	$1.36
From discontinued operations	$1.17	$(0.03)

Diluted earnings per share	$2.69	$1.33

Weighted average shares outstanding used in computing diluted earnings per share	12,237	12,351

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$32,942	$16,424
Plus: (Income) loss from discontinued operations, net	(14,330)	435

Income from continuing operations	18,612	16,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,761	3,102
Bad debt expense	484	561
Deferred taxes	7,917	8,539
Stock-based compensation	—	45
Excess tax benefits from stock-based payment arrangements	—	(178)
Other, net	(9)	32
Changes in operating assets and liabilities:
Accounts receivable	6,485	10,656
Prepaid expenses and other current assets	1,495	(1,142)
Deposits and other assets	137	(334)
Accounts payable and accrued expenses, compensation and employee benefits	(15,777)	(6,091)
Deferred revenue and advance payments	9,692	8,345
Other long-term liabilities	464	1,198

Net cash provided by operating activities from continuing operations	34,261	41,592
Net cash (used in) provided by operating activities from discontinued operations	(472)	472

Net cash provided by operating activities	33,789	42,064

Investing activities:
Purchases of property and equipment	(1,362)	(1,770)
Capitalized software development costs	(4,218)	(2,862)
Decrease in restricted cash and investments	238	758

Net cash used in investing activities from continuing operations	(5,342)	(3,874)
Net cash provided by (used in) investing activities from discontinued operations	24,546	(84)

Net cash provided by (used in) investing activities	19,204	(3,958)

Financing activities:
Distribution to Alarm.com minority shareholders	(60)	—
Proceeds from sale of class A common stock under exercise of employee stock options	261	1,986
Excess tax benefits from stock-based payment arrangements	—	178
Purchases of treasury stock	—	(8,387)

Net cash provided by (used in) financing activities from continuing operations	201	(6,223)
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	201	(6,223)
Effect of foreign exchange rate changes on cash and cash equivalents	58	2,526

Net increase in cash and cash equivalents from continuing operations	53,252	34,409
Cash and cash equivalents, beginning of period	122,915	85,194

Cash and cash equivalents, end of period	$176,167	$119,603

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

(2) Recent Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 3, 2009, the date the financial statements were issued. Other than the adoption of a stock incentive plan discussed in Note 15, Subsequent Events, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP, but reorganizes the literature. SFAS 168 is effective for interim and annual financial reporting periods ending after September 15, 2009. SFAS 168 will not have an impact on the Company’s consolidated results of operations or financial position.

(3) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both June 30, 2009 and December 31, 2008, the Company had $1.0 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	June 30, 2009	December 31, 2008
Billed and billable	$98,149	$115,316
Less: billed and unpaid deferred revenue	(53,127)	(62,648)

	45,022	52,668
Less: allowance for doubtful accounts	(3,418)	(2,998)

	$41,604	$49,670

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	June 30, 2009	December 31, 2008
Current:
Deferred product licenses revenue	$9,376	$6,024
Deferred product support revenue	103,572	105,123
Deferred other services revenue	11,269	13,249

	124,217	124,396
Less: billed and unpaid deferred revenue	(48,959)	(57,901)

	$75,258	$66,495

Non-current:
Deferred product licenses revenue	$363	$696
Deferred product support revenue	6,542	5,690
Deferred other services revenue	276	40

	7,181	6,426
Less: billed and unpaid deferred revenue	(4,168)	(4,747)

	$3,013	$1,679

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 (the ‘590 patent) directly, contributorily and by inducement by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. Discovery is underway. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. On December 17, 2008, the Company filed a notice of appeal. On April 24, 2009, the Company filed its opening brief in the Federal Circuit. A mediation session with the Chief Federal Circuit Mediator was held on May 1, 2009. The case was not settled. Business Objects’ response brief was filed on July 23, 2009. During the first quarter of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in the Company’s consolidated balance sheets, and was recorded as a general and administrative expense in the Company’s consolidated statements of operations for the first quarter of 2008. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

The Company also is involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. To date, the Company has made payments totaling $32.5 million toward the purchase price of the aircraft. The Company expects to pay the remaining $13.6 million of the purchase price upon delivery of the aircraft, which is expected to occur during the third quarter of 2009. The Company expects to meet its payment obligations under this purchase commitment using working capital, but may consider using conventional aircraft financing or other borrowing arrangements.

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

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of June 30, 2009 or December 31, 2008. In July 2009, the Company received a letter from a customer asserting that the customer was entitled to indemnification from the Company in connection with patent infringement claims brought against the customer by a third party. The litigation is in its earliest stages, and the Company has not yet received information sufficient to allow the Company to determine whether the customer may be entitled to indemnification.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the six months ended June 30, 2009, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2009, the Company had repurchased an aggregate of 2,469,473 shares of its class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to tax in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its federal and state net operating loss (“NOL”) carryovers, the federal and state tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 and forward that were used in later tax years. The Company is currently under tax audit in Germany and the United Kingdom.

As of June 30, 2009, the Company has recorded in other long term liabilities an amount for uncertain income tax positions in the amount of $9.5 million. If recognized, the entire balance of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits could increase between $1.0 and $2.0 million related to our international operations. The Company recognizes estimated accrued interest related primarily to unrecognized income tax benefits in the provision for income taxes accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of June 30, 2009, the amount of accrued interest expense on unrecognized income tax benefits was not material.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	June 30, 2009	December 31, 2008
Deferred tax assets, net of deferred tax liabilities	$31,881	$49,518
Valuation allowance	(5,693)	(5,670)

Deferred tax assets, net of valuation allowance	$26,188	$43,848

The valuation allowance as of June 30, 2009 and December 31, 2008 relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized in accordance with the rules under SFAS No. 109, “Accounting for Income Taxes”.

The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2009. The Company also records discrete items in each respective period as appropriate. For the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

six months ended June 30, 2009 and 2008, the Company’s consolidated annualized effective tax rate from continuing operations was 34.8% and 43.1%, respectively. The Company’s effective tax rate from continuing operations during the six months ended June 30, 2009 decreased as compared to the six months ended June 30, 2008, due to an increased proportion of foreign income taxed at lower rates and the absence in the 2009 period of a correction to the carrying value of the Company’s deferred tax asset for state net operating losses of $1.1 million that the Company recognized in the second quarter of 2008.

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

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use the net operating loss carryforwards, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is not more likely than not that such deferred tax assets are realizable.

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.4 million shares of class A common stock available for issuance under its share-based compensation plans as of June 30, 2009. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

Share-based compensation expense during the three and six months ended June 30, 2009 and 2008 was not significant.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$9,967	$8,126	$32,942	$16,424
Foreign currency translation adjustment	(40)	(248)	(458)	809
Unrealized loss on short-term investments, net of applicable taxes	1	8	1	6

Comprehensive income	$9,928	$7,886	$32,485	$17,239

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

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding employee stock options are computed using the treasury stock method.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for consideration to the Company of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. As of December 31, 2008, the associated assets and liabilities of the Alarm.com business were classified as held-for-sale in accordance with SFAS 144, and are presented in the following table (in thousands):

December 31, 2008
Assets:
Accounts receivable	$4,522
Prepaid expenses and other current assets	222
Property and equipment, net	220

Total assets	$4,964

Liabilities:
Accounts payable and accrued expenses	$1,868
Accrued compensation and employee benefits	1,008
Deferred revenue and advance payments	3,449

Total liabilities	$6,325

Net assets and liabilities of disposal group	$(1,361)

The following table summarizes the revenues, pre-tax gain on sale and pre-tax (loss) income generated by the Alarm.com business during the three and six months ended June 30, 2009 and 2008, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$7,869	$2,217	$10,450
Pre-tax gain on sale	$84	$—	$25,628	$—
Pre-tax (loss) income	$—	$425	$(161)	$(312)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(14) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business, which provides interactive voice response services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended June 30, 2009
Total revenues	$50,547	$26,579	$7,475	$3,158	$87,759
Long-lived assets	53,381	3,417	1,993	1,416	$60,207
Three months ended June 30, 2008
Total revenues	$49,711	$28,826	$7,579	$2,740	$88,856
Long-lived assets	18,374	4,445	1,938	708	$25,465

Six months ended June 30, 2009
Total revenues	$95,565	$52,163	$14,456	$5,816	$168,000
Long-lived assets	53,381	3,417	1,993	1,416	$60,207
Six months ended June 30, 2008
Total revenues	$99,566	$55,216	$14,873	$5,105	$174,760
Long-lived assets	18,374	4,445	1,938	708	$25,465

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2009 and 2008, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of June 30, 2009 and 2008, no more than 10% of consolidated assets were concentrated in any one country outside of the United States. For the three and six months ended June 30, 2009 and 2008, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

(15) Subsequent Events

On July 10, 2009, Angel.com Incorporated (“Angel.com”), a wholly owned subsidiary of the Company, adopted (i) a 2009 Stock Incentive Plan (the “Plan”) and (ii) a form of stock option agreement (the “Form Agreement”) for use in granting stock options pursuant to the Plan. Under the Plan, employees, officers, directors, consultants and advisors of Angel.com are eligible to be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. During July 2009, options to purchase 686,200 shares of class A common stock of Angel.com, representing 5.1% of the outstanding equity of Angel.com on a fully diluted basis, were granted to employees of Angel.com.

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

Our core business intelligence (“BI”) business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 9™ business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end-user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

During the six months ended June 30, 2009, we operated two non-core businesses, Alarm.com and Angel.com, which focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response services. In March 2008 we committed to a plan to sell our Alarm.com business. Accordingly, the financial results for Alarm.com were classified as discontinued operations in the six months ended June 30, 2008.

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

The following table sets forth certain operating highlights for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Core BI Business		Angel.com			Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008	2009	2008		2009	2008
Revenues
Product licenses	$20,483	$21,052	$—	$—		$20,483	$21,052
Product support and other services	64,118	65,064	—	—		64,118	65,064
Angel.com telephony services	—	—	3,158	2,740		3,158	2,740

Total revenues	84,601	86,116	3,158	2,740		87,759	88,856

Cost of revenues
Product licenses	1,980	461	—	—		1,980	461
Product support and other services	12,705	15,208	—	—		12,705	15,208
Angel.com telephony services	—	—	1,252	440		1,252	440

Total cost of revenues	14,685	15,669	1,252	440		15,937	16,109

Gross profit	69,916	70,447	1,906	2,300		71,822	72,747

Operating expenses
Sales and marketing	30,289	32,063	1,068	2,421		31,357	34,484
Research and development	10,312	7,259	856	944		11,168	8,203
General and administrative	12,353	14,911	447	90	(a)	12,800	15,001

Total operating expenses	52,954	54,233	2,371	3,455		55,325	57,688

Income (loss) from operations	$16,962	$16,214	$(465)	$(1,155)		$16,497	$15,059

(a)	An insignificant amount of general and administrative services was allocated to the Angel.com business unit by MicroStrategy’s core business operations.

	Core BI Business		Angel.com			Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009	2008		2009	2008
Revenues
Product licenses	$37,454	$43,179	$—	$—		$37,454	$43,179
Product support and other services	124,730	126,476	—	—		124,730	126,476
Angel.com telephony services	—	—	5,816	5,105		5,816	5,105

Total revenues	162,184	169,655	5,816	5,105		168,000	174,760

Cost of revenues
Product licenses	2,576	1,020	—	—		2,576	1,020
Product support and other services	25,732	28,694	—	—		25,732	28,694
Angel.com telephony services	—	—	2,290	900		2,290	900

Total cost of revenues	28,308	29,714	2,290	900		30,598	30,614

Gross profit	133,876	139,941	3,526	4,205		137,402	144,146

Operating expenses
Sales and marketing	59,648	60,195	2,239	3,977		61,887	64,172
Research and development	17,139	16,995	1,868	1,532		19,007	18,527
General and administrative	26,260	32,161	884	150	(a)	27,144	32,311

Total operating expenses	103,047	109,351	4,991	5,659		108,038	115,010

Income (loss) from operations	$30,829	$30,590	$(1,465)	$(1,454)		$29,364	$29,136

(a)	An insignificant amount of general and administrative services was allocated to the Angel.com business unit by MicroStrategy’s core business operations.

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

•

widening the availability of our business intelligence software through the launch of MicroStrategy Reporting Suite™, a free reporting software bundle targeted at departmental reporting applications, which features sophisticated reporting capabilities that enable the rapid deployment and delivery of operational and analytical reports. We have also adopted new licensing and product configuration policies to give small and departmental users an easy point of entry into MicroStrategy tools; and

•	realigning our global sales and services organizations and focusing on building new customer relationships, as well as expanding and strengthening our existing customer base.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
International product licenses revenues	$(1,020)	$699	$(2,151)	$1,755
International product support revenues	(3,389)	2,363	(6,816)	4,367
International other services revenues	(1,110)	928	(2,321)	1,579

Cost of product support revenues	(182)	84	(383)	158
Cost of other services revenues	(983)	703	(1,984)	1,192
Sales and marketing expenses	(2,284)	1,561	(4,864)	3,030
General and administrative expenses	(533)	427	(1,211)	842

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2008 to 2009, international product licenses revenues would have been $8.9 million rather than $7.9 million and $18.7 million rather than $16.6 million for the three and six months ended June 30, 2009, respectively. If there had been no change to foreign currency exchange rates from 2008 to 2009, sales and marketing expenses for our core BI business would have been $33.6 million rather than $31.4 million and $66.8 million rather than $61.9 million for the three and six months ended June 30, 2009, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2009 and 2008

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Product Licenses Revenues:
Domestic	$12,596	$13,873	-9.2%	$20,880	$27,528	-24.1%
International	7,887	7,179	9.9%	16,574	15,651	5.9%

Total product licenses revenues	$20,483	$21,052	-2.7%	$37,454	$43,179	-13.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	1	2	2	4
From $500,000 to $1.0 million of licenses revenue recognized	6	5	10	9

Total	7	7	12	13

Domestic:
Above $1.0 million of licenses revenue recognized	1	2	1	4
From $500,000 to $1.0 million of licenses revenue recognized	5	4	7	5

Total	6	6	8	9

International:
Above $1.0 million of licenses revenue recognized	0	0	1	0
From $500,000 to $1.0 million of licenses revenue recognized	1	1	3	4

Total	1	1	4	4

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$2,143	$2,048	4.6%	$4,320	$7,058	-38.8%
From $500,000 to $1.0 million of licenses revenue recognized	4,189	3,835	9.2%	6,589	6,221	5.9%
Below $500,000 of licenses revenue recognized	14,151	15,169	-6.7%	26,545	29,900	-11.2%

Total	20,483	21,052	-2.7%	37,454	43,179	-13.3%

Domestic:
Above $1.0 million of licenses revenue recognized	2,143	2,048	4.6%	2,143	7,058	-69.6%
From $500,000 to $1.0 million of licenses revenue recognized	3,363	2,880	16.8%	4,466	3,529	26.6%
Below $500,000 of licenses revenue recognized	7,090	8,945	-20.7%	14,271	16,941	-15.8%

Total	12,596	13,873	-9.2%	20,880	27,528	-24.1%

International:
Above $1.0 million of licenses revenue recognized	—	—	n/a	2,177	—	n/a
From $500,000 to $1.0 million of licenses revenue recognized	826	955	-13.5%	2,123	2,692	-21.1%
Below $500,000 of licenses revenue recognized	7,061	6,224	13.4%	12,274	12,959	-5.3%

Total	$7,887	$7,179	9.9%	$16,574	$15,651	5.9%

For the three months ended June 30, 2009 and 2008, product licenses transactions with above $500,000 in recognized revenue represented 30.9% and 27.9%, respectively, of our product licenses revenues. During the six months ended June 30, 2009, our top three product licenses transactions totaled $5.1 million of recognized revenue, compared to $6.1 million during the six months ended June 30, 2008, or 13.6%, and 14.1% of total product licenses revenues, respectively.

Product licenses revenues decreased 2.7% during the three months ended June 30, 2009, as compared to the same period in the prior year, due to a decrease in the average deal size of product licenses transactions with recognized revenue below $1.0 million, partially offset by an increase in the average deal size of product licenses transactions with recognized revenue above $1.0 million and an increase in the number of product licenses transactions with recognized revenue from $500,000 to $1.0 million.

Product licenses revenues decreased 13.3% during the six months ended June 30, 2009, as compared to the same period in the prior year, due to a decrease in the number and average deal size of product license transactions with below $500,000 of recognized revenue and a decrease in the number of product license transactions with recognized revenue above $1.0 million.

Domestic product licenses revenues. Domestic product licenses revenues decreased 9.2% during the three months ended June 30, 2009, as compared to the same period in the prior year, primarily due to a decrease in the number of domestic transactions.

Domestic product licenses revenues decreased 24.1% during the six months ended June 30, 2009, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of domestic transactions.

International product licenses revenues. International product licenses revenues increased 9.9% during the three months ended June 30, 2009, as compared to the same period in the prior year, due to an increase in the number of international transactions with below $500,000 of recognized revenue, partially offset by unfavorable changes in foreign currency exchange rates.

International product licenses revenues increased 5.9% during the six months ended June 30, 2009, as compared to the same period in the prior year, due to an increase in the average deal size of international transactions and an increase in the number of international transactions with above $1.0 million of recognized revenue, partially offset by unfavorable changes in foreign currency exchange rates.

International product licenses revenues for the six months ended June 30, 2009 included one transaction totaling $2.2 million of recognized revenue.

Product support and other services revenues. The following table sets forth product support revenues and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Product Support and Other Services Revenues:
Domestic	$27,589	$26,242	5.1%	$54,372	$51,502	5.6%
International	19,485	21,134	-7.8%	37,236	39,861	-6.6%

Total product support revenues	47,074	47,376	-0.6%	91,608	91,363	0.3%

Consulting	13,204	13,661	-3.3%	26,004	27,332	-4.9%
Education	3,840	4,027	-4.6%	7,118	7,781	-8.5%

Total product support and other services revenues	$64,118	$65,064	-1.5%	$124,730	$126,476	-1.4%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Domestic product support revenues increased during the three months ended June 30, 2009, as compared to the same period in the prior year. Contributing to this increase was a 15.7% growth in the number of technical support contracts which includes a high percentage of maintenance renewals from existing contracts partially offset by a decrease in average annual prices.

Domestic product support revenues increased during the six months ended June 30, 2009, as compared to the same period in the prior year. Contributing to this increase was a 16.0% growth in the number of technical support contracts which includes a high percentage of maintenance renewals from existing contracts partially offset by a decrease in average annual prices.

International product support revenues decreased during the three months ended June 30, 2009, as compared to the same period in the prior year, due to unfavorable changes in foreign exchange rates partially offset by an increase in the number of technical support contracts.

International product support revenues decreased during the six months ended June 30, 2009, as compared to the same period in the prior year, due to unfavorable changes in foreign exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, due to a decrease in the average hourly rate and unfavorable changes in foreign exchange rates, partially offset by an increase in billable systems integration hours provided to our customers.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues decreased during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, primarily due to a decrease in average training prices and unfavorable changes in exchange rates, partially offset by an increase in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage change for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Angel.com telephony services	3,158	2,740	15.3%	5,816	5,105	13.9%

Angel.com telephony services revenues increased during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and additional services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Cost of Revenues:
Product licenses	$1,980	$461	329.5%	$2,576	$1,020	152.5%
Product support	2,545	3,516	-27.6%	5,147	6,675	-22.9%
Consulting	8,626	9,781	-11.8%	17,717	18,391	-3.7%
Education	1,534	1,911	-19.7%	2,868	3,628	-20.9%
Angel.com telephony services	1,252	440	184.5%	2,290	900	154.4%

Total cost of revenues	$15,937	$16,109	-1.1%	$30,598	$30,614	-0.1%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The increase in cost of product licenses revenues during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009 of $1.5 million and $1.7 million, respectively. We expect to amortize the balance of $16.1 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the three year period following the release.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The decrease in cost of product support revenues during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in staffing levels. Product support headcount decreased 9.0% to 111 at June 30, 2009 from 122 at June 30, 2008.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The decrease in cost of consulting revenues during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to the decrease in expenses related to greater utilization of personnel in lower cost regions than higher cost regions and a reduction in travel and entertainment expenditures.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The decrease in cost of education revenues during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in staffing levels. Education headcount decreased 21.2% to 41 at June 30, 2009 from 52 at June 30, 2008.

Cost of Angel.com revenues. Cost of Angel.com revenues includes hardware, telephony costs, personnel and related overhead costs. The increase in cost of Angel.com telephony services revenues during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels and increased costs related to additional consulting services offered. Angel.com consulting and technical support headcount increased to 12 at June 30, 2009 from no employees at June 30, 2008.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Sales and marketing	$30,289	$32,063	-5.5%	$59,648	$60,195	-0.9%
General and administrative	12,353	14,911	-17.2%	26,260	32,161	-18.3%

Total	$42,642	$46,974	-9.2%	$85,908	$92,356	-7.0%

Sales and marketing expenses for core BI business. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses decreased during the three months ended June 30, 2009, as compared to the same period in the prior year, with 55.5% of the decrease attributable to a reduction in travel and entertainment expenditures, 36.1% of the decrease attributable to a decrease in marketing costs from decreased sponsorships and a reduction in advertising campaigns, and 6.6% of the decrease attributable to a decrease in compensation and related costs. Sales and marketing headcount decreased 3.0% to 573 at June 30, 2009 from 591 at June 30, 2008.

Sales and marketing expenses decreased during the six months ended June 30, 2009, as compared to the same period in the prior year. Excluding a $1.4 million increase in compensation and related costs due to an increase in the hiring of upper level management personnel in order to focus our sales efforts and a $0.5 million increase in facility and other related support costs, sales and marketing expenses decreased by a total of $2.5 million during the six months ended June 30, 2009, as compared to the same period in the prior year, with 52.2% of such decrease attributable to a reduction in travel and entertainment expenditures, 28.2% of the decrease attributable to decreases in recruiting costs, and 19.6% of the decrease attributable to a decrease in marketing costs from decreased sponsorships and a reduction in advertising campaigns.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses decreased during the three months ended June 30, 2009, as compared to the same period in the prior year, with 30.8% of the decrease attributable to a decrease in compensation and related costs, 21.7% of the decrease attributable to a decrease in transaction taxes, 14.5% of the decrease attributable to a decrease in consulting and advisory costs, 8.8% of the decrease attributable to a reduction in travel and entertainment expenditures, 12.9% of the decrease attributable to a decrease in transaction taxes and 8.0% of the decrease attributable to a decrease in facility and other related support costs. General and administrative headcount decreased 5.1% to 315 at June 30, 2009 from 332 at June 30, 2008.

General and administrative expenses decreased during the six months ended June 30, 2009, as compared to the same period in the prior year, with 39.6% of the decrease attributable to a decrease in legal costs due to a non-recurring $2.3 million expense accrual related to a litigation matter made during the six months ended June 30, 2008, 23.0% of the decrease attributable to a decrease in recruiting costs, 16.9% of the decrease attributable to a decrease in facility and other related support costs, 8.0% of the decrease attributable to a reduction in travel and entertainment expenditures, 7.8% of the decrease attributable to a decrease in bad debt expense and 3.6% of the decrease attributable to a decrease in compensation and related costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Sales and marketing	$1,068	$2,421	-55.9%	$2,239	$3,977	-43.7%
General and administrative	447	90	396.7%	884	150	489.3%

Total	$1,515	$2,511	-39.7%	$3,123	$4,127	-24.3%

The decrease in Angel.com sales and marketing expenses during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in compensation and related costs due to a decrease in staffing levels and to certain non-recurring compensation costs from compensation paid to Angel.com management in connection with the exploration of strategic alternatives for the Angel.com business during the three and six months ended June 30, 2008. Sales and marketing headcount decreased 39.4% to 20 at June 30, 2009 from 33 at June 30, 2008. The increase in Angel.com general and administrative expenses during the three and six months ended June 30, 2009, as compared to the same periods in the prior year, was primarily attributable to Angel.com’s entry into a new services agreement with the Company pursuant to which Angel.com is charged a fee for general and administrative services provided on its behalf by our core BI business. Our core BI business allocated an insignificant amount of general and administrative services expenses to Angel.com during the three and six months ended June 30, 2008.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Gross research and development expenses:
Core research and development activities	$10,312	$10,121	1.9%	$21,357	$19,857	7.6%
Angel.com research and development activities	856	944	-9.3%	1,868	1,532	21.9%

Total research and development expenses before capitalized software development costs	11,168	11,065	0.9%	23,225	21,389	8.6%
Capitalized software development costs	—	(2,862)	-100.0%	(4,218)	(2,862)	47.4%

Total research and development expenses	$11,168	$8,203	36.1%	$19,007	$18,527	2.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,729	$246	602.8%	$2,151	$598	259.7%

Research and development expenses increased during the three months ended June 30, 2009, as compared to the same period in the prior year, primarily since no software development costs were capitalized in the three months ended June 30, 2009 due to the general release of our MicroStrategy 9 software in March 2009 as compared to $2.9 million in software development costs that were capitalized in the same period in the prior year. Excluding capitalized software development costs, core research development expenses increased 1.9% during the three months ended June 30, 2009, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center. Research and development headcount increased 8.4% to 360 at June 30, 2009 from 332 at June 30, 2008.

Research and development expenses increased during the six months ended June 30, 2009, as compared to the same period in the prior year, due primarily to increases in expenses relating to the hiring of staff in our China technology center, offset by $4.2 million in software development costs that were capitalized in the six months ended June 30, 2009 as compared to $2.9 million in software development costs that were capitalized in the same period in the prior year. During the six months ended June 30, 2009, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that do not qualify for capitalization. We expect research and development expenses to continue to significantly increase during the remainder of 2009 as we will no longer capitalize software development costs associated with MicroStrategy 9 due to its general release in March 2009. Excluding capitalized software development costs, core research development expenses increased 7.6% during the six months ended June 30, 2009, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center.

As of June 30, 2009, our research and development resources were allocated to the following projects: 70.4% to MicroStrategy 9, 3.1% to MicroStrategy 8, 12.3% to new project initiatives, and 14.2% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During the six months ended June 30, 2009 and 2008, we recorded a provision for income taxes from continuing operations of $9.9 million and $12.8 million, respectively, resulting in an effective tax rate for such periods of 34.8% and 43.1%, respectively. Our effective tax rate from continuing operations decreased during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to an increased proportion of foreign income taxed at lower rates and the absence of a correction to the carrying value of our deferred tax asset for state net operating losses of $1.1 million in the second quarter of 2008.

As of June 30, 2009, we had domestic and foreign net operating loss carryforwards of $21.9 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $26.2 million. We have domestic net operating loss carryforwards of $7.5 million that will begin to expire in

2023, and $14.4 million of foreign net operating loss carryforwards. Also, as of June 30, 2009, we had a valuation allowance of $18.0 million (pre-tax) primarily related to certain foreign net operating loss carryforward and other deferred tax assets that we have concluded are not more likely than not of being realized.

We intend to indefinitely reinvest the undistributed 2009 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended June 30, 2009 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2009 foreign earnings. U.S. federal tax laws require us to include in our U.S. income tax return certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. On February 13, 2009, we completed the sale of our equity interest in Alarm.com and received consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. SFAS 144 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not have continuing involvement in, or cash flows from, this operation after its divestiture.

As such, we reclassified revenues and costs associated with the Alarm.com business to discontinued operations for all periods represented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Gain on sale of discontinued operations, net of tax	$15	$—	n/a	$14,437	$—	n/a

Income (loss) from discontinued operations, net of tax:	—	228	-100.0%	(107)	(435)	-75.4%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Current:
Deferred product licenses revenue	$9,376	$6,024	$5,591
Deferred product support revenue	103,572	105,123	94,278
Deferred other services revenue	11,269	13,249	14,529

	124,217	124,396	114,398
Less: billed and unpaid deferred revenue	(48,959)	(57,901)	(38,573)

	$75,258	$66,495	$75,825

Non-current:
Deferred product licenses revenue	$363	$696	$687
Deferred product support revenue	6,542	5,690	1,843
Deferred other services revenue	276	40	325

	7,181	6,426	2,855
Less: billed and unpaid deferred revenue	(4,168)	(4,747)	(1,728)

	$3,013	$1,679	$1,127

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of June 30, 2009, as compared to December 31, 2008, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2008 that subsequently were paid. The increase in deferred revenue and advance payments as of June 30, 2009, as compared to June 30, 2008, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

Including billed and unpaid deferred revenue, we expect to recognize $124.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three and six months ended June 30, 2009, we entered into certain agreements that include future minimum commitments by our customers to purchase products, product support or other services over multi-year periods through 2013 totaling $60.2 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On June 30, 2009 and December 31, 2008, we had $176.2 million and $122.9 million, respectively, in cash and cash equivalents. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. Management believes that, despite the significant downturn in general worldwide economic conditions, existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2009, we had $1.0 million of cash collateral posted under the security agreement, all invested in money market funds. In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.”

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the six months ended June 30, 2009, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft which we expect to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.1 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. We expect to meet our payment obligations under this purchase agreement using working capital, but may consider using conventional aircraft financing and other borrowing arrangements. To date, we have made payments totaling $32.5 million toward the purchase price of the aircraft. We expect to pay the remaining $13.6 million of the purchase price upon delivery of the aircraft, which is expected to occur during the third quarter of 2009.

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

	Twelve Months Ended June 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations:
Operating leases:	$12,948	$4,552	$3,295	$2,713	$2,450	$4,173	$30,131
Purchase obligations:	13,608	—	—	—	—	—	13,608

Total	$26,556	$4,552	$3,295	$2,713	$2,450	$4,173	$43,739

As of June 30, 2009, we had $9.5 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $33.8 million and $42.1 million during the six months ended June 30, 2009 and 2008, respectively. The major components of net cash provided by operating activities for the six months ended June 30, 2009 were $18.6 million of net income from continuing operations, a $7.9 million decrease in deferred taxes, $4.8 million of non-cash depreciation and amortization charges, a $9.7 million increase in deferred revenue and advance payments and a $6.5 million decrease in accounts receivable. The decrease in net cash provided by operating activities during the six months ended June 30, 2009, as compared to the same period in the prior year, was primarily attributable to a $9.7 million decrease in accounts payable and accrued expenses, compensation and employee benefits, partially offset by a $1.8 million increase in net income from continuing operations.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $19.2 million during the six months ended June 30, 2009. Net cash used in investing activities was $4.0 million during the six months ended June 30, 2008. The major components of net cash provided by investing activities for the six months ended June 30, 2009 consisted primarily of $1.4 million of purchases of property and equipment, a $4.2 million increase in capitalized software development costs, and a $24.5 million increase in cash provided by discontinued operations. The increase in net cash provided by investing activities during the six months ended June 30, 2009, as compared to the same period in the prior year, was primarily attributable to a $24.5 million increase in cash provided by discontinued operations consisting of the proceeds from the February 2009 sale of our equity interest in Alarm.com.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $201,000 during the six months ended June 30, 2009. Net cash used in financing activities was $6.2 million during the six months ended June 30, 2008. Net cash provided by financing activities for the six months ended June 30, 2009 consisted of proceeds from the sale of class A common stock from the exercise of stock options of $261,000, offset by a distribution to minority shareholders of our former Alarm.com subsidiary of $60,000. The increase in net cash provided by financing activities during the six months ended June 30, 2009, as compared to the same period in the prior year, was primarily attributable to a decrease in the purchases of treasury stock of $8.4 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2009, we had $1.0 million of cash collateral posted under the security agreement.

In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.” As of June 30, 2009, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. Our adoption of SFAS 165 did not have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual financial reporting periods ending after September 15, 2009. SFAS 168 will not have an impact on our consolidated results of operations or financial position.

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

As of June 30, 2009, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 38.8% and 41.0% of our total revenues for the three months ended June 30, 2009 and 2008, respectively, and 39.7% and 40.1% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2009, a 10% adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.5%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 (the ‘590 patent) directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. Discovery is underway. No provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. On December 17, 2008, we filed a notice of appeal. On April 24, 2009, we filed our opening brief in the Federal Circuit. A mediation session with the Chief Federal Circuit Mediator was held on May 1, 2009. The case was not settled.

Business Objects’ response brief was filed on July 23, 2009. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and was recorded as a general and administrative expense in our consolidated statements of operations for the first quarter of 2008. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

The trading price for our class A common stock has been and may continue to be volatile

The trading price of our class A common stock historically has been volatile and may continue to be volatile. The trading price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, IBM acquired Cognos in January 2008 and announced in

July 2009 an agreement to acquire SPSS, and SAP acquired Business Objects in January 2008. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2009, transactions by channel partners for which we recognized revenues accounted for 22.5% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $131.4 million as of June 30, 2009. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $53.1 million, resulting in net deferred revenue and advance payments of $78.3 million as of June 30, 2009. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2013 totaling $60.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2009 and 2008; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. As of June 30, 2009, we had $26.7 million of deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 38.8%, and 41.0% of our total revenues for the three months ended June 30, 2009 and 2008, respectively, and 39.7% and 40.1% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the six months ended June 30, 2009, our top three product licenses transactions totaled $5.1 million of recognized revenue, or 13.6% of total product licenses revenues, compared to $6.1 million of recognized revenue, or 14.0% of total product licenses revenues, during the six months ended June 30, 2008. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example, on November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. At a scheduling conference held on April 13, 2009, the Court set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and amended counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 24, 2009, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 66.3% of the total voting power, as of July 24, 2009. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

During the three months ended June 30, 2009, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of June 30, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of June 30, 2009, $563.7 million of our class A common stock remained available for repurchase under the 2005 Share Repurchase Program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 13, 2009. The following proposals were adopted by the votes specified below.

	For	Withheld/ Against	Abstain	Broker Non-votes
1. To elect eight (8) directors for the next year:
Michael J. Saylor	32,073,429	3,724,059	—	—
Sanju K. Bansal	32,073,309	3,724,179	—	—
Matthew W. Calkins	35,505,730	291,758	—	—
Robert H. Epstein	35,512,984	284,504	—	—
David W. LaRue	35,512,486	285,002	—	—
Jarrod M. Patten	33,067,898	2,729,590	—	—
Carl J. Rickertsen	33,071,154	2,726,334	—	—
Thomas P. Spahr	35,511,101	286,387	—	—

2. To ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.	35,779,508	11,813	6,167	—

Item 6.	Exhibits

We hereby file as part of this Quarterly Report on Form 10-Q the exhibits listed in the Index to Exhibits.

All other items not included in this Quarterly Report on Form 10-Q are omitted because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede
Interim Chief Financial Officer

Date: August 3, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of Changes to Compensation of Non-employee Directors (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (File No. 000-24435) and incorporated by reference herein).

10.2	Executive Vice President, Worldwide Sales & Operations Bonus Plan 2009 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on May 1, 2009 and incorporated by reference herein).

10.3	Angel.com Incorporated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 16, 2009 and incorporated by reference herein).

10.4	Form of Stock Option Agreement under Angel.com Incorporated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on July 16, 2009 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Interim Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.