Form 10-Q
period 2009-09-30
MICROSTRATEGY INC
filed 2009-11-02
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 23, 2009 was 9,144,731 and 2,770,244, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$200,670	$122,915
Restricted cash and investments	321	619
Accounts receivable, net	56,010	49,670
Prepaid expenses and other current assets	10,145	9,518
Deferred tax assets, net	14,857	26,743
Assets held-for-sale	—	4,964

Total current assets	282,003	214,429

Property and equipment, net	7,220	8,978
Capitalized software development costs, net	15,161	14,823
Deposits and other assets	36,414	36,804
Deferred tax assets, net	5,767	17,105

Total assets	$346,565	$292,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,191	$27,697
Accrued compensation and employee benefits	39,607	42,634
Deferred revenue and advance payments	73,045	66,495
Deferred tax liabilities	556	—
Liabilities held-for-sale	—	6,325

Total current liabilities	139,399	143,151

Deferred revenue and advance payments	3,848	1,679
Other long-term liabilities	10,869	9,268

Total liabilities	154,116	154,098

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,192 shares issued and 9,145 shares outstanding, and 14,167 shares issued and 9,120 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,770 issued and outstanding	3	3
Additional paid-in capital	451,705	450,953
Treasury stock, at cost; 5,047 shares	(366,191)	(366,191)
Accumulated other comprehensive income	831	1,471
Retained earnings	106,087	51,791

Total Stockholders’ Equity	192,449	138,041

Total Liabilities and Stockholders’ Equity	$346,565	$292,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product licenses	$34,443	$24,787
Product support and other services	69,574	65,841

Total revenues	104,017	90,628

Cost of revenues:
Product licenses	1,947	422
Product support and other services	14,592	16,304

Total cost of revenues	16,539	16,726

Gross profit	87,478	73,902

Operating expenses:
Sales and marketing	31,489	35,888
Research and development	11,400	5,922
General and administrative	14,204	14,744

Total operating expenses	57,093	56,554

Income from continuing operations before financing and other income and income taxes	30,385	17,348

Financing and other (expense) income:
Interest income, net	121	623
Other (expense) income, net	(422)	694

Total financing and other (expense) income	(301)	1,317

Income from continuing operations before income taxes	30,084	18,665
Provision for income taxes	8,730	7,593

Income from continuing operations	21,354	11,072

Discontinued operations:
Income from discontinued operations, net of tax provision ($0 and $53, respectively)	—	52

Discontinued operations, net of tax	—	52

Net Income	$21,354	$11,124

Basic earnings per share (1):
From continuing operations	$1.79	$0.93
From discontinued operations	$—	$0.01

Basic earnings per share	$1.79	$0.94

Weighted average shares outstanding used in computing basic earnings per share	11,909	11,887

Diluted earnings per share (1):
From continuing operations	$1.73	$0.90
From discontinued operations	$—	$—

Diluted earnings per share	$1.73	$0.90

Weighted average shares outstanding used in computing diluted earnings per share	12,311	12,306

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues:
Product licenses	$71,897	$67,966
Product support and other services	200,120	197,422

Total revenues	272,017	265,388

Cost of revenues:
Product licenses	4,523	1,442
Product support and other services	42,614	45,898

Total cost of revenues	47,137	47,340

Gross profit	224,880	218,048

Operating expenses:
Sales and marketing	93,376	100,060
Research and development	30,407	24,449
General and administrative	41,348	47,055

Total operating expenses	165,131	171,564

Income from continuing operations before financing and other income and income taxes	59,749	46,484

Financing and other (expense) income:
Interest income, net	516	2,081
Other expense, net	(1,626)	(269)

Total financing and other (expense) income	(1,110)	1,812

Income from continuing operations before income taxes	58,639	48,296
Provision for income taxes	18,673	20,365

Income from continuing operations	39,966	27,931

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($11,190 and $0, respectively)	14,437	—
Loss from discontinued operations, net of tax (benefit) provision (($54) and $176, respectively)	(107)	(383)

Discontinued operations, net of tax	14,330	(383)

Net Income	$54,296	$27,548

Basic earnings (loss) per share (1):
From continuing operations	$3.36	$2.35
From discontinued operations	$1.20	$(0.03)

Basic earnings per share	$4.56	$2.32

Weighted average shares outstanding used in computing basic earnings per share	11,898	11,890

Diluted earnings (loss) per share (1):
From continuing operations	$3.26	$2.26
From discontinued operations	$1.17	$(0.03)

Diluted earnings per share	$4.43	$2.23

Weighted average shares outstanding used in computing diluted earnings per share	12,262	12,332

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$54,296	$27,548
Plus: (Income) loss from discontinued operations, net	(14,330)	383

Income from continuing operations	39,966	27,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,681	4,825
Bad debt expense	1,153	1,074
Deferred taxes	14,294	13,655
Stock-based compensation	—	45
Excess tax benefits from stock-based payment arrangements	(200)	(241)
Other, net	(10)	49
Changes in operating assets and liabilities:
Accounts receivable	(7,900)	3,617
Prepaid expenses and other current assets	(445)	176
Deposits and other assets	254	(218)
Accounts payable and accrued expenses	(1,948)	2,034
Accrued compensation and employee benefits	(4,224)	(1,740)
Deferred revenue and advance payments	7,085	6,071
Other long-term liabilities	1,572	568

Net cash provided by operating activities from continuing operations	57,278	57,846
Net cash (used in) provided by operating activities from discontinued operations	(472)	1,399

Net cash provided by operating activities	56,806	59,245

Investing activities:
Purchases of property and equipment	(1,860)	(2,972)
Capitalized software development costs	(4,218)	(8,078)
Decrease in restricted cash and investments	504	1,062

Net cash used in investing activities from continuing operations	(5,574)	(9,988)
Net cash provided by (used in) investing activities from discontinued operations	24,546	(158)

Net cash provided by (used in) investing activities	18,972	(10,146)

Financing activities:
Distribution to Alarm.com minority shareholders	(60)	—
Proceeds from sale of class A common stock under exercise of employee stock options	565	2,073
Excess tax benefits from stock-based payment arrangements	200	241
Purchases of treasury stock	—	(8,387)

Net cash provided by (used in) financing activities from continuing operations	705	(6,073)
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	705	(6,073)
Effect of foreign exchange rate changes on cash and cash equivalents	1,272	(933)

Net increase in cash and cash equivalents	77,755	42,093
Cash and cash equivalents, beginning of period	122,915	85,194

Cash and cash equivalents, end of period	$200,670	$127,287

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

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluated its September 30, 2009 financial statements for subsequent events through October 30, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360. “Property, Plant and Equipment” (“ASC 360”) (formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144). In March 2008, the Company committed to a plan to sell its Alarm.com business, which focused outside of the business intelligence software and services market. The Alarm.com business provided web-enabled residential and commercial security and activity monitoring technology. Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Recent Accounting Standards

Effective July 1, 2009, the Company adopted ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Codification superseded all existing non-SEC accounting and reporting standards and all references in this Quarterly Report on Form 10-Q now reflect corresponding topics of the Codification.

(3) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for the Company’s corporate headquarters, as well as collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both September 30, 2009 and December 31, 2008, the Company had $1.0 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of (in thousands):

	September 30, 2009	December 31, 2008
Billed and billable	$114,868	$115,316
Less: billed and unpaid deferred revenue	(55,094)	(62,648)

	59,774	52,668
Less: allowance for doubtful accounts	(3,764)	(2,998)

	$56,010	$49,670

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of (in thousands):

	September 30, 2009	December 31, 2008
Current:
Deferred product licenses revenue	$9,414	$6,024
Deferred product support revenue	103,750	105,123
Deferred other services revenue	12,357	13,249

	125,521	124,396
Less: billed and unpaid deferred revenue	(52,476)	(57,901)

	$73,045	$66,495

Non-current:
Deferred product licenses revenue	$291	$696
Deferred product support revenue	6,073	5,690
Deferred other services revenue	102	40

	6,466	6,426
Less: billed and unpaid deferred revenue	(2,618)	(4,747)

	$3,848	$1,679

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 (the’590 patent) directly, contributorily and by inducement by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. Discovery is underway. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. On December 17, 2008, the Company filed a notice of appeal. On April 24, 2009, the Company filed its opening brief in the Federal Circuit. A mediation session with the Chief Federal Circuit Mediator was held on May 1, 2009. The case was not settled. Business Objects’ response brief was filed on July 23, 2009. The Company filed its reply brief on August 27, 2009, and briefing is now complete. The Federal Circuit has not yet scheduled oral argument. During the first quarter of 2008, the Company recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in the Company’s consolidated balance sheets, and was recorded as a general and administrative expense in the Company’s consolidated statements of operations for the first quarter of 2008. The ultimate liability to the Company resulting from this proceeding may differ materially from the accrued amount.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft which it expects to begin operating during the 2009 calendar year. The aggregate purchase price for the aircraft is $46.3 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. To date, the Company has made payments totaling $32.5 million toward the purchase price of the aircraft. The Company expects to pay the remaining $13.8 million of the purchase price upon delivery of the aircraft, which is expected to occur during the fourth quarter of 2009. The Company expects to meet its payment obligations under this purchase commitment using working capital.

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

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of September 30, 2009 or December 31, 2008. In July 2009, the Company received a letter from a customer asserting that the customer was entitled to indemnification from the Company in connection with patent infringement claims brought against the customer by a third party. The Company has not yet received information sufficient to allow the Company to determine whether the customer may be entitled to indemnification.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time-to-time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the nine months ended September 30, 2009, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2009, the Company had repurchased an aggregate of 2,469,473 shares of its class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of September 30, 2009, the Company has recorded in other long term liabilities an amount for uncertain income tax positions in the amount of $10.4 million. If recognized, the entire balance of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits could increase between $1.0 and $2.0 million related to our international operations. The Company recognizes estimated accrued interest related primarily to unrecognized income tax benefits in the provision for income taxes accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of September 30, 2009, the amount of accrued interest expense on unrecognized income tax benefits was not material.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance, as of (in thousands):

	September 30, 2009	December 31, 2008
Deferred tax assets, net of deferred tax liabilities	$26,052	$49,518
Valuation allowance	(5,984)	(5,670)

Deferred tax assets, net of valuation allowance	$20,068	$43,848

The valuation allowance as of September 30, 2009 and December 31, 2008 relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized in accordance with the rules under ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”).

The Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2009. The Company also records discrete items in each respective period as appropriate. For the nine months ended September 30, 2009 and 2008, the Company’s consolidated annualized effective tax rate from continuing operations was 31.8% and 42.2%, respectively. The Company’s effective tax rate from continuing operations during the nine months ended September 30, 2009 decreased as compared to the nine months ended September 30, 2008, due to an increased proportion of foreign income taxed at lower rates, a decrease in foreign withholding taxes, an increase in research and development credits, and the absence in the 2009 period of a correction to the carrying value of the Company’s deferred tax asset for state net operating losses of $1.1 million that the Company recognized in the second quarter of 2008.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries, in accordance with ASC 740 (formerly APB 23, “Accounting for Income Taxes, Special Areas”). Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution.

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

(10) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. Upon exercise, the Company generally issues new shares in the amount of the award exercised. The Company had 2.4 million shares of class A common stock available for issuance under its share-based compensation plans as of September 30, 2009. The Company has not issued any material stock option or other share-based compensation awards since the first quarter of 2004.

On July 10, 2009, Angel.com Incorporated (“Angel.com”), a wholly owned subsidiary of the Company, adopted a 2009 Stock Incentive Plan. On September 2, 2009, Angel.com amended and restated such plan (as amended and restated, the “Amended Plan”) to modify the categories of participants eligible to receive awards under such plan. Under the Amended Plan, employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent and subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest are eligible to be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. During the quarter ended September 30, 2009, options to purchase 904,500 shares of class A common stock of Angel.com, representing 6.6% of the outstanding equity of Angel.com on a fully diluted basis, were granted to eligible participants under the Amended Plan.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share-based compensation expense during the three and nine months ended September 30, 2009 and 2008 was not significant.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$21,354	$11,124	$54,296	$27,548
Foreign currency translation adjustment	(181)	(1,213)	(639)	(404)
Unrealized loss on short-term investments,net of applicable taxes	(2)	(8)	(1)	(2)

Comprehensive income	$21,171	$9,903	$53,656	$27,142

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for consideration to the Company of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. As of December 31, 2008, the associated assets and liabilities of the Alarm.com business were classified as held-for-sale in accordance with ASC 360, and are presented in the following table (in thousands):

December 31, 2008
Assets:
Accounts receivable	$4,522
Prepaid expenses and other current assets	222
Property and equipment, net	220

Total assets	$4,964

Liabilities:
Accounts payable and accrued expenses	$1,868
Accrued compensation and employee benefits	1,008
Deferred revenue and advance payments	3,449

Total liabilities	$6,325

Net assets and liabilities of disposal group	$(1,361)

The following table summarizes the revenues, pre-tax gain on sale and pre-tax income (loss) generated by the Alarm.com business during the three and nine months ended September 30, 2009 and 2008, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$—	$5,941	$2,217	$16,391
Pre-tax gain on sale	$—	$—	$25,628	$—
Pre-tax income (loss)	$—	$105	$(161)	$(207)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Business Intelligence Software and Services			Other
	Domestic	EMEA	Other Regions	Domestic	Consolidated
Geographic regions:
Three months ended September 30, 2009
Total revenues	$60,742	$30,706	$8,716	$3,853	$104,017
Long-lived assets	52,535	3,029	1,972	1,259	$58,795
Three months ended September 30, 2008
Total revenues	$48,408	$31,460	$8,072	$2,688	$90,628
Long-lived assets	47,608	5,012	2,122	687	$55,429

Nine months ended September 30, 2009
Total revenues	$156,307	$82,869	$23,172	$9,669	$272,017
Long-lived assets	52,535	3,029	1,972	1,259	$58,795
Nine months ended September 30, 2008
Total revenues	$147,974	$86,676	$22,945	$7,793	$265,388
Long-lived assets	47,608	5,012	2,122	687	$55,429

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30, 2009 and 2008, no individual country outside the United States accounted for 10% or more of total consolidated revenues.

As of September 30, 2009 and 2008, no more than 10% of consolidated assets were concentrated in any one country outside of the United States. For the three and nine months ended September 30, 2009 and 2008, no individual customer accounted for 10% or more of the Company’s total consolidated revenues.

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

During the nine months ended September 30, 2009, we operated two non-core businesses, Alarm.com and Angel.com, which focus outside of the BI software and services market. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response services. In March 2008 we committed to a plan to sell our Alarm.com business. Accordingly, the financial results for Alarm.com were classified as discontinued operations in the nine months ended September 30, 2008.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment”, or ASC 360 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 144,

“Accounting for the Impairment of Long-Lived Assets”, or SFAS 144). In our Consolidated Statements of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we do not expect to have significant continuing involvement or cash flows from this business after the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Core BI Business		Angel.com			Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008	2009	2008		2009	2008
Revenues
Product licenses	$34,443	$24,787	$—	$—		$34,443	$24,787
Product support and other services	65,721	63,153	—	—		65,721	63,153
Angel.com services	—	—	3,853	2,688		3,853	2,688

Total revenues	100,164	87,940	3,853	2,688		104,017	90,628

Cost of revenues
Product licenses	1,947	422	—	—		1,947	422
Product support and other services	13,048	15,908	—	—		13,048	15,908
Angel.com services	—	—	1,544	396		1,544	396

Total cost of revenues	14,995	16,330	1,544	396		16,539	16,726

Gross profit	85,169	71,610	2,309	2,292		87,478	73,902

Operating expenses
Sales and marketing	30,364	33,767	1,125	2,121		31,489	35,888
Research and development	10,443	5,234	957	688		11,400	5,922
General and administrative	13,817	14,679	387	65	(a)	14,204	14,744

Total operating expenses	54,624	53,680	2,469	2,874		57,093	56,554

Income (loss) from operations	$30,545	$17,930	$(160)	$(582)		$30,385	$17,348

(a)	An insignificant amount of general and administrative services was provided to the Angel.com business unit by MicroStrategy’s core business operations during the three months ended September 30, 2008.

	Core BI Business		Angel.com			Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	2009	2008		2009	2008

Revenues
Product licenses	$71,897	$67,966	$—	$—		$71,897	$67,966
Product support and other services	190,451	189,629	—	—		190,451	189,629
Angel.com services	—	—	9,669	7,793		9,669	7,793

Total revenues	262,348	257,595	9,669	7,793		272,017	265,388

Cost of revenues
Product licenses	4,523	1,442	—	—		4,523	1,442
Product support and other services	38,780	44,602	—	—		38,780	44,602
Angel.com services	—	—	3,834	1,296		3,834	1,296

Total cost of revenues	43,303	46,044	3,834	1,296		47,137	47,340

Gross profit	219,045	211,551	5,835	6,497		224,880	218,048

Operating expenses
Sales and marketing	90,012	93,962	3,364	6,098		93,376	100,060
Research and development	27,582	22,229	2,825	2,220		30,407	24,449
General and administrative	40,077	46,840	1,271	215	(a)	41,348	47,055

Total operating expenses	157,671	163,031	7,460	8,533		165,131	171,564

Income (loss) from operations	$61,374	$48,520	$(1,625)	$(2,036)		$59,749	$46,484

(a)	An insignificant amount of general and administrative services was provided to the Angel.com business unit by MicroStrategy’s core business operations during the nine months ended September 30, 2008.

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

•

widening the availability of our business intelligence software through the launch of MicroStrategy Reporting Suite™, a free reporting software bundle targeted at departmental reporting applications, which features sophisticated reporting capabilities that enable the rapid deployment and delivery of operational and analytical reports, and also adopting new licensing and product configuration policies to give small and departmental users an easy point of entry into MicroStrategy tools; and

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

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft with an aggregate purchase price of $46.3 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. To date, we have made payments totaling $32.5 million toward the purchase price of the aircraft. We expect to pay the remaining $13.8 million of the purchase price upon delivery of the aircraft, which is expected to occur during the fourth quarter of 2009. We intend to utilize this aircraft to assist us in, among other purposes, managing our global business, and believe that such use will facilitate more effective communication and more rapid coordination with our employees, partners, and customers around the world. Upon delivery of the aircraft, the depreciation expense of the capitalized cost of acquiring the aircraft and operating expenses relating to the aircraft will be included in general and administrative expenses. As a result, assuming the aircraft is delivered in the fourth quarter of 2009, we expect our general and administrative expenses to increase in future periods beginning in the fourth quarter of 2009.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under ASC 850, “Related Party Disclosures” (formerly SFAS No. 57, “Related Party Disclosures.”)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

International product licenses revenues	$(513)	$463	$(2,664)	$2,218
International product support revenues	(1,693)	1,265	(8,509)	5,632
International other services revenues	(489)	444	(2,810)	2,023

Cost of product support revenues	(97)	33	(480)	190
Cost of other services revenues	(534)	512	(2,518)	1,704
Sales and marketing expenses	(840)	747	(5,704)	3,777
General and administrative expenses	(308)	284	(1,519)	1,126

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to foreign currency exchange rates from 2008 to 2009, international product licenses revenues would have been $12.1 million rather than $11.6 million and $30.9 million rather than $28.2 million for the three and nine months ended September 30, 2009, respectively. If there had been no change to foreign currency exchange rates from 2008 to 2009, sales and marketing expenses for our core BI business would have been $31.2 million rather than $30.4 million and $95.7 million rather than $90.0 million for the three and nine months ended September 30, 2009, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2009 and 2008

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Product Licenses Revenues:
Domestic	$22,819	$12,220	86.7%	$43,699	$39,748	9.9%
International	11,624	12,567	-7.5%	28,198	28,218	-0.1%

Total product licenses revenues	$34,443	$24,787	39.0%	$71,897	$67,966	5.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	4	2	6	6
From $500,000 to $1.0 million of licenses revenue recognized	11	8	21	17

Total	15	10	27	23

Domestic:
Above $1.0 million of licenses revenue recognized	3	1	4	5
From $500,000 to $1.0 million of licenses revenue recognized	7	3	14	8

Total	10	4	18	13

International:
Above $1.0 million of licenses revenue recognized	1	1	2	1
From $500,000 to $1.0 million of licenses revenue recognized	4	5	7	9

Total	5	6	9	10

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated (in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$8,549	$5,102	67.6%	$12,869	$12,160	5.8%
From $500,000 to $1.0 million of licenses revenue recognized	7,642	5,065	50.9%	14,231	11,286	26.1%
Below $500,000 of licenses revenue recognized	18,252	14,620	24.8%	44,797	44,520	0.6%

Total	34,443	24,787	39.0%	71,897	67,966	5.8%

Domestic:
Above $1.0 million of licenses revenue recognized	7,472	2,332	220.4%	9,615	9,390	2.4%
From $500,000 to $1.0 million of licenses revenue recognized	4,936	1,977	149.7%	9,402	5,506	70.8%
Below $500,000 of licenses revenue recognized	10,411	7,911	31.6%	24,682	24,852	-0.7%

Total	22,819	12,220	86.7%	43,699	39,748	9.9%

International:
Above $1.0 million of licenses revenue recognized	1,077	2,770	-61.1%	3,254	2,770	17.5%
From $500,000 to $1.0 million of licenses revenue recognized	2,706	3,088	-12.4%	4,829	5,780	-16.5%
Below $500,000 of licenses revenue recognized	7,841	6,709	16.9%	20,115	19,668	2.3%

Total	$11,624	$12,567	-7.5%	$28,198	$28,218	-0.1%

For the three months ended September 30, 2009 and 2008, product licenses transactions with at least $500,000 in recognized revenue represented 47.0% and 41.0%, respectively, of our product licenses revenues. During the nine months ended September 30, 2009, our top three product licenses transactions totaled $8.3 million of recognized revenue, compared to $9.1 million during the nine months ended September 30, 2008, or 11.6%, and 13.4% of total product licenses revenues, respectively.

Product licenses revenues increased 39.0% during the three months ended September 30, 2009, as compared to the same period in the prior year, primarily due to an increase in the average deal size of domestic transactions and an increase in the number of large domestic transactions, partially offset by a decrease in the number of large international transactions, a decrease in the average deal size of international transactions, and unfavorable changes in foreign currency exchange rates.

Product licenses revenues increased 5.8% during the nine months ended September 30, 2009, as compared to the same period in the prior year, due to an increase in the number of product licenses transactions with between $500,000 and $1.0 million of recognized revenue and an increase in the average deal size of product licenses transactions with at least $500,000 of recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased 86.7% during the three months ended September 30, 2009, as compared to the same period in the prior year, primarily due to an increase in the average deal size of domestic transactions and an increase in the number of domestic transactions with at least $500,000 of recognized revenue.

Domestic product licenses revenues increased 9.9% during the nine months ended September 30, 2009, as compared to the same period in the prior year, primarily due to an increase in the average deal size of domestic transactions and an increase in the number of domestic transactions with at least $500,000 of recognized revenue.

International product licenses revenues. International product licenses revenues decreased 7.5% during the three months ended September 30, 2009, as compared to the same period in the prior year, due to a decrease in the number of international transactions with at least $500,000 of recognized revenue, and unfavorable changes in foreign currency exchange rates.

International product licenses revenues remained relatively flat during the nine months ended September 30, 2009, as compared to the same period in the prior year, primarily due to an increase in the number of international transactions with more than $1.0 million of recognized revenue, offset by a decrease in the number of international transactions between $500,000 and $1.0 million of recognized revenue and unfavorable changes in foreign currency exchange rates.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Product Support and Other Services Revenues:
Domestic	$27,963	$26,480	5.6%	$82,335	$77,982	5.6%
International	21,114	20,060	5.3%	58,350	59,921	-2.6%

Total product support revenues	49,077	46,540	5.5%	140,685	137,903	2.0%

Consulting	13,164	12,818	2.7%	39,168	40,150	-2.4%
Education	3,480	3,795	-8.3%	10,598	11,576	-8.4%

Total product support and other services revenues	$65,721	$63,153	4.1%	$190,451	$189,629	0.4%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Domestic product support revenues increased during the three months ended September 30, 2009, as compared to the same period in the prior year. Contributing to this increase was a 14.8% growth in the number of technical support contracts which includes a high percentage of maintenance renewals from existing contracts partially offset by a decrease in average annual prices.

Domestic product support revenues increased during the nine months ended September 30, 2009, as compared to the same period in the prior year. Contributing to this increase was a 15.6% growth in the number of technical support contracts which includes a high percentage of maintenance renewals from existing contracts partially offset by a decrease in average annual prices.

International product support revenues increased during the three months ended September 30, 2009, as compared to the same period in the prior year, due to an increase in the number of technical support contracts, partially offset by unfavorable changes in foreign currency exchange rates.

International product support revenues decreased during the nine months ended September 30, 2009, as compared to the same period in the prior year, due to unfavorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during the three months ended September 30, 2009, as compared to the same period in the prior year, due to an increase in billable systems integration hours, partially offset by a decrease in the average hourly rate and unfavorable changes in foreign currency exchange rates.

Consulting revenues decreased during the nine months ended September 30, 2009, as compared to the same period in the prior year, due to a decrease in the average hourly rate and unfavorable changes in foreign currency exchange rates, partially offset by an increase in billable systems integration hours provided to our customers.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues decreased during the three months ended September 30, 2009, as compared to the same period in the prior year, primarily due to a decrease in the number of students trained partially offset by an increase in average training prices and unfavorable changes in foreign currency exchange rates.

Education revenues decreased during the nine months ended September 30, 2009, as compared to the same period in the prior year, primarily due to a decrease in average training prices and unfavorable changes in foreign currency exchange rates.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage change for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

Angel.com services	3,853	2,688	43.3%	9,669	7,793	24.1%

Angel.com services revenues increased during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and additional services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Cost of Revenues:
Product licenses	$1,947	$422	361.4%	$4,523	$1,442	213.7%
Product support	2,410	3,326	-27.5%	7,557	10,001	-24.4%
Consulting	9,137	10,678	-14.4%	26,854	29,069	-7.6%
Education	1,501	1,904	-21.2%	4,369	5,532	-21.0%
Angel.com services	1,544	396	289.9%	3,834	1,296	195.8%

Total cost of revenues	$16,539	$16,726	-1.1%	$47,137	$47,340	-0.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The increase in cost of product licenses revenues during the three and nine months ended September 30, 2009 of $1.5 million and $3.2 million, respectively, as compared to the same periods in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize the balance of $14.6 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the three year period following the release.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The decrease in cost of product support revenues during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in staffing levels. Product support headcount decreased 14.5% to 106 at September 30, 2009 from 124 at September 30, 2008.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. The decrease in cost of consulting revenues during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily attributable to the decrease in expenses related to greater utilization of personnel in lower cost regions and a decrease in travel and entertainment expenditures. Consulting headcount decreased 4.0% to 312 at September 30, 2009 from 325 at September 30, 2008.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The decrease in cost of education revenues during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in staffing levels. Education headcount decreased 36.1% to 39 at September 30, 2009 from 61 at September 30, 2008.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware, telephony costs, personnel and related overhead costs. The increase in cost of Angel.com services revenues during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels and increased costs related to additional consulting services offered. Angel.com consulting and technical support headcount increased to 10 at September 30, 2009 from no employees at September 30, 2008.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

Sales and marketing	$30,364	$33,767	-10.1%	$90,012	$93,962	-4.2%
General and administrative	13,817	14,679	-5.9%	40,077	46,840	-14.4%

Total	$44,181	$48,446	-8.8%	$130,089	$140,802	-7.6%

Sales and marketing expenses for core BI business. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses decreased during the three months ended September 30, 2009, as compared to the same period in the prior year, with 30.2% of the decrease attributable to a reduction in travel and entertainment expenditures, 24.6% of the decrease attributable to a decrease in marketing costs from decreased sponsorships and a reduction in advertising campaigns, 13.1% of the decrease attributable to a decrease in compensation and related costs, 11.5% of the decrease attributable to decreases in recruiting costs, 11.5% of the decrease attributable to a decrease in facility and other related support costs, and 7.7% of the decrease attributable to the release of a reserve for sales taxes. Sales and marketing headcount decreased 11.6% to 557 at September 30, 2009 from 630 at September 30, 2008.

Sales and marketing expenses decreased during the nine months ended September 30, 2009, as compared to the same period in the prior year. Excluding a $1.0 million increase in compensation and related costs due to an increase in the hiring of upper level management personnel in order to focus our sales efforts, sales and marketing expenses decreased by a total of $4.9 million during the nine months ended September 30, 2009, as compared to the same period in the prior year, with 47.2% of such decrease attributable to a reduction in travel and entertainment expenditures, 26.9% of the decrease attributable to a decrease in marketing costs from decreased sponsorships and a reduction in advertising campaigns, and 22.2% of the decrease attributable to decreases in recruiting costs.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses decreased during the three months ended September 30, 2009, as compared to the same period in the prior year. Excluding a $0.6 million increase in consulting and advisory services, general and administrative expenses decreased by a total of $1.5 million during the three months ended September 30, 2009, as compared to the same period in the prior year, with 64.4% of the decrease attributable to a decrease in recruiting costs, 21.4% of the decrease attributable to a decrease in facility and other related support costs, and 11.2% of the decrease attributable to a reduction in travel and entertainment expenditures. General and administrative headcount decreased 8.0% to 324 at September 30, 2009 from 352 at September 30, 2008.

General and administrative expenses decreased during the nine months ended September 30, 2009, as compared to the same period in the prior year, with 34.3% of the decrease attributable to a decrease in recruiting costs, 33.9% of the decrease attributable to a decrease in legal costs due to a non-recurring $2.3 million expense accrual related to a litigation matter made during the nine months ended September 30, 2008, 19.7% of the decrease attributable to a decrease in facility and other related support costs, and 9.4% of the decrease attributable to a reduction in travel and entertainment expenditures.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

Sales and marketing	$1,125	$2,121	-47.0%	$3,364	$6,098	-44.8%
General and administrative	387	65	495.4%	1,271	215	491.2%

Total	$1,512	$2,186	-30.8%	$4,635	$6,313	-26.6%

The decrease in Angel.com sales and marketing expenses during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily attributable to a decrease in compensation and related costs due to a decrease in staffing levels, partially offset by the absence in 2009 of certain costs related to compensation paid to Angel.com management in connection with the exploration of strategic alternatives for the Angel.com business during the three and nine months ended September 30, 2008. Sales and marketing headcount decreased 45.9% to 20 at September 30, 2009 from 37 at September 30, 2008. The increase in Angel.com general and administrative expenses during the three and nine months ended September 30, 2009, as compared to the same periods in the prior year, was primarily attributable to Angel.com’s entry into a new services agreement with the Company pursuant to which Angel.com is charged a fee for general and administrative services provided on its behalf by our core BI business. Our core BI business allocated an insignificant amount of general and administrative services expenses to Angel.com during the three and nine months ended September 30, 2008.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

Gross research and development expenses:
Core research and development activities	$10,443	$10,450	-0.1%	$31,800	$30,307	4.9%
Angel.com research and development activities	957	688	39.1%	2,825	2,220	27.3%

Total research and development expenses before capitalized software development costs	11,400	11,138	2.4%	34,625	32,527	6.5%
Capitalized software development costs	—	(5,216)	-100.0%	(4,218)	(8,078)	-47.8%

Total research and development expenses	$11,400	$5,922	92.5%	$30,407	$24,449	24.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,729	$247	600.0%	$3,881	$845	359.3%

Research and development expenses increased during the three months ended September 30, 2009, as compared to the same period in the prior year, primarily since no software development costs were capitalized during the period after the general release of our MicroStrategy 9 software in March 2009 as compared to $5.2 million in software development costs that were capitalized in the same period in the prior year. Excluding capitalized software development costs, core research and development expenses remained flat during the three months ended September 30, 2009, as compared to the same period in the prior year. Research and development headcount increased 6.7% to 382 at September 30, 2009 from 358 at September 30, 2008.

Research and development expenses increased during the nine months ended September 30, 2009, as compared to the same period in the prior year, due primarily to increases in expenses relating to the hiring of staff in our China technology center and staff for our Angel.com research and development activities, offset by $4.2 million in software development costs that were capitalized in the nine months ended September 30, 2009 as compared to $8.1 million in software development costs that were capitalized in the same period in the prior year. During the nine months ended September 30, 2009, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on developments that do not qualify for capitalization compared to the nine months ended September 30, 2008. We expect research and development expenses to continue to increase during the remainder of 2009 as compared to 2008 as we will no longer capitalize software development costs associated with MicroStrategy 9 due to its general release in March 2009. Excluding capitalized software development costs, core research and development expenses increased 4.9% during the nine months ended September 30, 2009, as compared to the same period in the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center and staff for our Angel.com research and development activities.

As of September 30, 2009, our research and development resources were allocated to the following projects: 68.7% to MicroStrategy 9, 3.1% to MicroStrategy 8, 13.0% to new project initiatives, and 15.2% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During the nine months ended September 30, 2009 and 2008, we recorded a provision for income taxes from continuing operations of $18.7 million and $20.4 million, respectively, resulting in an effective tax rate for such periods of 31.8% and 42.2%, respectively. Our effective tax rate from continuing operations decreased during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to an increased proportion of foreign income taxed at lower rates, a decrease in foreign withholding taxes, an increase in research and development credits, and the absence of a correction to the carrying value of our deferred tax asset for state net operating losses of $1.1 million in the second quarter of 2008.

As of September 30, 2009, we had fully utilized our U.S. Federal net operating loss carryforwards and had foreign net operating loss carryforwards of $13.5 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $20.1 million. Also, as of September 30, 2009, we had a valuation allowance of $19.2 million (pre-tax) primarily related to certain foreign net operating loss carryforward and other deferred tax assets that we have concluded are not more likely than not of being realized.

We intend to indefinitely reinvest the undistributed 2009 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended September 30, 2009 did not include any provision for U.S. federal and state taxes on the projected amount of these undistributed 2009 foreign earnings. U.S. federal tax laws require us to include in our U.S. income tax return certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, Subpart F deemed dividends are distributed currently; however, no additional tax is incurred on the distribution.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. On February 13, 2009, we completed the sale of our equity interest in Alarm.com and received consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. ASC 360 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not have continuing involvement in, or cash flows from, this operation after its divestiture.

As such, we reclassified revenues and costs associated with the Alarm.com business to discontinued operations for all periods represented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and income (loss) from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008

Gain on sale of discontinued operations, net of tax	$—	$—	n/a	$14,437	$—	n/a

Income (loss) from discontinued operations, net of tax	—	52	-100.0%	(107)	(383)	72.1%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Current:
Deferred product licenses revenue	$9,414	$6,024	$4,524
Deferred product support revenue	103,750	105,123	92,321
Deferred other services revenue	12,357	13,249	13,345

	125,521	124,396	110,190
Less: billed and unpaid deferred revenue	(52,476)	(57,901)	(40,433)

	$73,045	$66,495	$69,757

Non-current:
Deferred product licenses revenue	$291	$696	$713
Deferred product support revenue	6,073	5,690	1,595
Deferred other services revenue	102	40	180

	6,466	6,426	2,488
Less: billed and unpaid deferred revenue	(2,618)	(4,747)	(919)

	$3,848	$1,679	$1,569

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The decrease in billed and unpaid deferred revenue as of September 30, 2009, as compared to December 31, 2008, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2008 that subsequently were paid. The increase in deferred revenue and advance payments as of September 30, 2009, as compared to September 30, 2008, was primarily attributable to the growth in the number of technical support customers and a high percentage of technical support renewals from our existing customers.

Including billed and unpaid deferred revenue, we expect to recognize $125.5 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

During the three and nine months ended September 30, 2009, we entered into certain agreements that include future minimum commitments by our customers to purchase products, product support or other services over multi-year periods through 2013 totaling $76.5 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On September 30, 2009 and December 31, 2008, we had $200.7 million and $122.9 million, respectively, in cash and cash equivalents. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate, resulting in a gain of $14.4 million, net of tax. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2009, we had $1.0 million of cash collateral posted under the security agreement, all invested in money market funds. In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.”

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the nine months ended September 30, 2009, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft which we expect to begin operating during the fourth quarter of 2009. The aggregate purchase price for the aircraft is $46.3 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. We expect to meet our payment obligations under this purchase agreement using working capital. To date, we have made payments totaling $32.5 million toward the purchase price of the aircraft. We expect to pay the remaining $13.8 million of the purchase price upon delivery of the aircraft, which is expected to occur during the fourth quarter of 2009.

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

	Twelve Months Ended September 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations:
Operating leases	$11,530	$4,315	$3,247	$2,762	$2,115	$3,814	$27,783
Purchase obligations	13,823	—	—	—	—	—	13,823

Total	$25,353	$4,315	$3,247	$2,762	$2,115	$3,814	$41,606

As of September 30, 2009, we had $10.4 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $56.8 million and $59.2 million during the nine months ended September 30, 2009 and 2008, respectively. The major components of net cash provided by operating activities for the nine months ended September 30, 2009 were $40.0 million of net income from continuing operations, a $14.3 million decrease in deferred taxes, a $7.9 million increase in accounts receivable, $7.7 million of non-cash depreciation and amortization charges, a $7.1 million increase in deferred revenue and advance payments, a $4.2 million decrease in accrued compensation and employee benefits, and a $1.9 million decrease in accounts payable and accrued expenses. The decrease in net cash provided by operating activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to an $11.5 million increase in accounts receivable and a $2.5 million decrease in accrued compensation and employee benefits, partially offset by a $12.0 million increase in net income from continuing operations.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $19.0 million during the nine months ended September 30, 2009. Net cash used in investing activities was $10.1 million during the nine months ended September 30, 2008. The major components of net cash provided by investing activities for the nine months ended September 30, 2009 consisted of $1.9 million of purchases of property and equipment, a $4.2 million increase in capitalized software development costs, and a $24.5 million increase in cash provided by discontinued operations. The increase in net cash provided by investing activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to the $24.5 million increase in cash provided by discontinued operations, which consisted of the proceeds from the February 2009 sale of our equity interest in Alarm.com.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $0.7 million during the nine months ended September 30, 2009. Net cash used in financing activities was $6.1 million during the nine months ended September 30, 2008. Net cash provided by financing activities for the nine months ended September 30, 2009 consisted of proceeds from the sale of class A common stock from the exercise of stock options of $0.6 million and a $0.2 million increase in excess tax benefits from stock-based arrangements, partially offset by a distribution to minority shareholders of our former Alarm.com subsidiary of $60,000. The increase in net cash provided by financing activities during the nine months ended September 30, 2009, as compared to the same period in the prior year, was primarily attributable to a decrease in the purchases of treasury stock of $8.4 million.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2009, we had $1.0 million of cash collateral posted under the security agreement.

In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part II, “Other Information”, Item 1. “Legal Proceedings.” As of September 30, 2009, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards and all references in this Quarterly Report on Form 10-Q now reflect corresponding topics of the Codification.

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

As of September 30, 2009, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 37.9% and 43.6% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 39.0% and 41.3% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2009, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.4%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 (the ‘590 patent) directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. Discovery is underway. No provision for this matter has been made in the accompanying consolidated financial statements.

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

Business Objects’ response brief was filed on July 23, 2009. We filed our reply brief on August 27, 2009, and briefing is now complete. The Federal Circuit has not yet scheduled oral argument. During the first quarter of 2008, we recorded a $2.3 million accrued liability related to this claim. The $2.3 million accrual is included in accounts payable and accrued expense in our consolidated balance sheets, and was recorded as a general and administrative expense in our consolidated statements of operations for the first quarter of 2008. The ultimate liability to us resulting from this proceeding may differ materially from the accrued amount.

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

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product license transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business, which is highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•

increases or decreases in our liability for unrecognized tax benefits under ASC 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”); and

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits under ASC 740, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, IBM acquired Cognos in January 2008 and SPSS in October 2009, and SAP acquired Business Objects in January 2008. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2009, transactions by channel partners for which we recognized revenues accounted for 16.7% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

In addition, we rely on our strategic channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of product licenses transactions sold through to end user customers. If our strategic channel partners do not comply with their contractual obligations to us, our business, results of operations and financial condition may be materially and adversely affected.

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $132.0 million as of September 30, 2009. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $55.1 million, resulting in net deferred revenue and advance payments of $76.9 million as of September 30, 2009. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2013 totaling $76.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2009 and 2008; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. As of September 30, 2009, we had $20.1 million of net deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 37.9%, and 43.6% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 39.0% and 41.3% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During the nine months ended September 30, 2009, our top three product licenses transactions totaled $8.3 million of recognized revenue, or 11.6% of total product licenses revenues, compared to $9.1 million of recognized revenue, or 13.4% of total product licenses revenues, including one transaction with $4.0 million of recognized revenue, during the nine months ended September 30, 2008. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example, on November 8, 2007 Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case has been consolidated with Case No. SA CV 07-896 AG (MLGx) pending against other unrelated defendants. The consolidated complaint accuses MicroStrategy of infringing U.S. Patent No. 5,537,590 directly, contributorily and by inducement by making, using, selling and offering for sale in the United States MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accuses MicroStrategy of willful infringement and seeks damages, a finding that the case is exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. In its initial disclosures on December 28, 2007, DSC declined to disclose the amount of its alleged damages, but disclosed that its alleged damages are based on a reasonable royalty theory. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent is not infringed, is invalid, and is unenforceable. The Court has set a trial date of February 23, 2010. On April 27, 2009, MicroStrategy filed an amended answer and amended counterclaims, asserting that it is entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. The outcome of this litigation is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 23, 2009, holders of our class B common stock owned 2,770,244 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 399,800 shares of class A common stock and 2,429,582 shares of class B common stock, or 66.3% of the total voting power, as of October 23, 2009. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

During the three months ended September 30, 2009, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of September 30, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of September 30, 2009, $563.7 million remained available for repurchase of our class A common stock under the 2005 Share Repurchase Program.

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: October 30, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

10.2	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

10.3	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.