Form 10-K
period 2009-12-31
MICROSTRATEGY INC
filed 2010-02-24
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2009 on the Nasdaq Global Market) was approximately $455.0 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 16, 2010 was 9,220,522 and 2,694,362, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

MICROSTRATEGY INCORPORATED

MicroStrategy, MicroStrategy 8, MicroStrategy 9, MicroStrategy Business Intelligence Platform, MicroStrategy Dynamic Enterprise Dashboards, MicroStrategy Mobile, MicroStrategy Intelligence Server, MicroStrategy Report Services, MicroStrategy OLAP Services, MicroStrategy Web, MicroStrategy Distribution Services, MicroStrategy Office, MicroStrategy Desktop, MicroStrategy Architect, MicroStrategy SDK, MicroStrategy Mobile, MicroStrategy Command Manager, MicroStrategy Enterprise Manager, MicroStrategy Object Manager, MicroStrategy MultiSource Option, and MicroStrategy Integrity Manager are either trademarks or registered trademarks of MicroStrategy Incorporated in the United States and certain other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

Our software platform, MicroStrategy 9, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. Our web-based architecture provides reporting, security, performance and standards that are critical for web deployment. Our products can be deployed on company intranets to provide employees with information to make better, more cost-effective business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers and executives the critical insight they need to make better business and management decisions and to optimize their operations. With extranet deployments, enterprises can use MicroStrategy 9 to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for our customers and strategic partners.

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

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and monitoring of real-time business information. The platform provides reliable and maintainable solutions with a low total cost of ownership and can be used in departmental, enterprise or extranet deployments. The MicroStrategy business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs and increase profitability. Since businesses combine information from across the enterprise, solutions built on the MicroStrategy platform give analysts, managers and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery and real-time alerting capabilities can enable the entire enterprise to work smarter and faster.

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable and easy to administer. With one platform, users are able to report, analyze and monitor their business with all of the five most popular styles of business intelligence, which consist of:

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

Specific benefits of the MicroStrategy 9 business intelligence platform include:

Flexibility to Report, Analyze and Monitor. MicroStrategy 9 unifies reporting, analysis and real-time business monitoring into one experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

Industrial-Strength Business Intelligence. The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber technology, high user scalability and high database scalability. It enables centralized administration, operations and operations maintenance in a unified interface and from a unified backplane. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero footprint web product, where business intelligence can expand across and grow with the enterprise.

Five Styles of Business Intelligence. Through MicroStrategy 9’s integration of the five styles of business intelligence, users are no longer bound to departmental reporting or solutions that offer only one style of business intelligence or combine individual styles of business intelligence. The need for multiple business intelligence or reporting tools is minimized when users have access to all five styles for their enterprise business intelligence needs.

Easy-to-use Interface for Business Users. MicroStrategy 9 exposes all the sophisticated business intelligence applications to end users through easy to use intuitive what-you-see-is-what-you-get (WYSIWYG) web interfaces. This enables deployment to large user populations with minimal training required. The user interface includes an array of “one-click” actions embedded throughout the interface. It uses dialog boxes, mouse-over tool tips, and undo/redo buttons to make it easy for business users to explore the software without prior training.

Interactive Reporting. MicroStrategy 9 makes all reports and scorecards fully interactive. Business users can rearrange the organization of any report with simple drag-n-drop actions or by clicking on the toolbar icons to get views of the data, all from the same report and without requiring assistance from IT.

Integration of Analysis in Every Report or Scorecard. MicroStrategy 9 makes the same powerful analytic capability available directly from enterprise reports or scorecards automatically. MicroStrategy 9 delivers analytic integration to reporting users in two ways. The first is by providing OLAP capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second way is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Direct Access to SAP BW, Microsoft Analysis Services and Hyperion Essbase. MicroStrategy 9 incorporates a dynamic data access engine designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Warehouse (BW), Microsoft Analysis Services and Hyperion Essbase.

MicroStrategy 9’s Dynamic Multi-Dimensional Expressions (MDX) Engine generates MDX syntax that is fully certified with SAP BW using SAP’s high performance Business API interfaces. Because MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in SAP InfoCubes, QueryCubes and ODS databases, users can automatically and transparently drill back into SAP BW for more data, without any prior programming or prior design of drill paths. MicroStrategy 9 can also join data across SAP Infocubes and QueryCubes as well as access multiple instances of SAP BW and non-SAP sources at once.

In addition, MicroStrategy 9’s Dynamic MDX Engine generates MDX syntax against Microsoft Analysis Services and Hyperion Essbase using the XMLA (XML for Analysis) standard for communication. XMLA is a standard for accessing multidimensional data jointly developed by members of the XMLA council. As with SAP BW, MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in Microsoft Analysis Services and Hyperion Essbase cubes. Because of this, users can automatically drill back to underlying source data without any additional programming or drill-path design.

Users of SAP BW, Microsoft Analysis Services and Hyperion Essbase databases can access this data through all of the MicroStrategy interfaces, including MicroStrategy Web, Office, Desktop and Mobile, just like any other MicroStrategy report.

Direct Access to Operational Data From Enterprise Resource Planning (ERP) Systems. MicroStrategy 9’s metadata architecture includes attributes and facts accessed directly from non-modeled databases instantly on a query-by-query basis. MicroStrategy’s Operational SQL Engine enables MicroStrategy reports to include data from any operational system using either completely free-form structured query language (SQL) or a graphical query builder interface, including stored procedures and views. Since the attributes and facts from operational database sources are managed by the MicroStrategy metadata architecture, MicroStrategy’s security architecture and other reusable objects such as prompts can be applied automatically.

Heterogeneous Joining of Data From Across the Enterprise. The MicroStrategy 9 platform extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from different sources within the MicroStrategy object model, MicroStrategy 9 can automatically join data from multiple different sources in the same report. Data can come from any source accessible by MicroStrategy 9, including the data warehouse, data marts, SAP BW, Microsoft Analysis Services, Hyperion Essbase and other operational system databases.

Integrating Data Mining into Mainstream Reporting and Analyses. MicroStrategy 9’s analytic engine includes predictive capabilities in every MicroStrategy report or analysis. The analytic engine can calculate many of the primary data mining functions, including neural network algorithms, clustering algorithms, regression algorithms, and tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 9 also includes the ability to import data mining models directly from data mining products from vendors like IBM, Teradata and SAS using the predictive modeling mark-up language (PMML) standard. With this capability, data mining models can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Service extension enables these metrics to be used freely and calculated quickly in reports, analyses and alerts.

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms commonly used for business intelligence systems as well as multi-dimensional databases like SAP BW. Important features of our solution in this area include:

•	SQL optimization drivers that improve performance of each major database in a customized way;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support thirteen languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that the MicroStrategy 9 platform incorporates one of the most sophisticated analysis engines available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer- and transaction- levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics and campaign management. The MicroStrategy 9 platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company’s databases.

Powerful Personalization Engine. The MicroStrategy 9 platform includes a customer- and transaction-level personalization engine. The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers’ transactions, customer clickstream information, stated user preferences and demographic information. In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information, which can be used in fraud detection and homeland security applications.

Powerful Distribution Engine for Information Delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via Internet, e-mail, wireless devices, printer and fax. The distribution engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

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

Marketing Strategy. Our business intelligence platform marketing strategy is designed to increase our footprint in the business intelligence market by increasing awareness of the MicroStrategy platform. Our marketing programs target five principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers in Fortune Global 500 enterprises;

•	Corporate and departmental technology buyers in mid-sized enterprises, with annual revenues between $250 million and $1 billion;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors that want to embed analytical tools in their solutions; and

•	System integrators that have technology relationships with the largest 2,500 enterprises, governments and information intensive businesses.

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

Technology Strategy. Our technology strategy is focused on expanding support for large information stores, enhancing our analysis capabilities, and enhancing report delivery to all commonly used devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We are working to further differentiate our product offerings by increasing:

•	Data Capacity — the volume of information that can be efficiently analyzed and utilized;

•	User Concurrency — the number of users that can be supported simultaneously;

•	Sophistication — the range of analytical methods available to the application designer;

•	Performance — the response time of the system;

•	Database Flexibility — the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness — the reliability and availability of the software in mission critical environments;

•	Deployability — the ease with which applications can be deployed, modified, upgraded and tuned;

•	Personalization — the quality and sophistication of a one-to-one user experience;

•	Content Flexibility — the range of content, both structured and unstructured, that can be efficiently utilized; and

•	Media Channel and Interface Flexibility — the range of media channels, interface options and display features supported.

Sales Strategy. We primarily sell through our dedicated sales force, and additionally through indirect channel partners in order to increase market coverage in both domestic and international markets. We provide financial incentives for our indirect channel partners to market and distribute our products and services. Furthermore, we offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software.

Products

We currently offer an integrated business intelligence platform, known as MicroStrategy 9, which is designed to enable businesses to make more effective business decisions.

MicroStrategy 9. MicroStrategy 9 was introduced in January 2009 at the Company’s annual user conference and was made generally available on March 20, 2009.

MicroStrategy 9 delivers technology and features designed to:

•	Extend enterprise BI with enhancements for greater scalability, performance and efficiency;

•	Enable rapid development and deployment of departmental BI applications; and

•	Provide a seamless consolidation path from departmental BI to enterprise BI.

Extending Enterprise BI

As BI systems grow to thousands of users and hundreds of terabytes of data, maintaining fast query performance can be a tremendous challenge. MicroStrategy 9 includes adaptive caching technology called In-memory ROLAP, which takes advantage of the large addressable memory now available on 64-bit Unix®, Linux® and Windows® computer servers. MicroStrategy 9 also provides SQL generation optimizations that can greatly improve performance for sophisticated queries involving complex metrics.

As companies merge and expand, there is an increased urgency for business intelligence to span all operations, across business units, across departments and across the globe. This expansion requires BI systems to support global deployments.

MicroStrategy 9 offers the ability to present reports, dashboards or OLAP analyses to business users who can view the information in most major local languages. In addition, MicroStrategy 9 offers numerous capabilities to streamline coordination between development teams working around the globe on the same BI applications.

Enabling Rapid Development and Deployment of Departmental BI

MicroStrategy 9 also includes significant architectural components and features designed to support the needs of smaller-scale BI systems for departments and workgroups. MicroStrategy 9 enables departmental BI applications to be set up quickly, providing end users with the ability to create reports and dashboards and distribute information among themselves with little or no IT support.

Business users can quickly create their own dashboards using features in MicroStrategy 9, including out-of-the-box dashboard templates, support for custom-designed templates and design assistants that aid novice users in creating their own dashboards.

Because of its ROLAP architecture, the MicroStrategy business intelligence platform has allowed business users to freely investigate the data or “surf” through the data warehouse without having to design a new report for each new combination of data they want to see. MicroStrategy 9 extends this ability by allowing users to perform these same OLAP manipulations such as pivoting and drilling directly on graphs.

MicroStrategy 9 provides users greater control of report and dashboard distribution with its Distribution Services product. Users can set up report distributions for themselves or for other users, sending reports via e-mail, networked printers, or directly to recipients’ computers or servers. Business users are empowered to create and manage their own information subscriptions without the intervention of a centralized IT administrator.

Providing Seamless Consolidation from Departmental BI to Enterprise BI

MicroStrategy 9 is designed to enable the easy merger of independent workgroup and departmental BI implementations into a larger, more expansive enterprise BI system. Metadata and reports from departmental BI islands can be gradually merged into larger enterprise BI metadata, without having to move any of the original data into data warehouses or data marts. MicroStrategy 9 is also designed to allow companies to gradually move their data from disparate databases into a consolidated data warehouse simply by “re-pointing” the metadata to access the same data, but at its new location, with no disruption to reports or redesign required.

The MicroStrategy 9 platform consists of the following product components:

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

MicroStrategy Intelligence Server has been built with the scalability and fault tolerance required for analysis of multi-terabyte databases and can be deployed to thousands of users. It contains specific optimizations for all major relational databases and multi-dimensional databases like SAP BW and includes the load distribution, prioritization and system tuning capabilities demanded by large-scale implementations.

MicroStrategy Intelligence Server contains an analytical engine with over 240 different mathematical, financial and statistical data mining functions with the flexibility for further function extensions. MicroStrategy Intelligence Server combines the power of its analytical engine with the scalability of a relational database to perform complex data analysis with maximum efficiency.

MicroStrategy Intelligence Server is designed to be fault-tolerant to help ensure system availability and high performance. MicroStrategy Intelligence Server provides an array of enterprise management tools, such as caching and query prioritization, which helps to maintain disparate and diverse user communities. Administrators can automate the dynamic adjustments of system and user governing settings to smooth the database workload and help ensure the high performance that large user communities require. MicroStrategy Intelligence Server Universal Edition runs on 64-bit Unix and Windows platforms for even greater performance.

MicroStrategy Report Services. MicroStrategy Report Services is the reporting engine of the MicroStrategy business intelligence platform that delivers production and operational reports, managed metrics reports and interactive dashboards. The WYSIWYG design capabilities on the web provide the precision necessary to deliver these reports with desktop publishing quality and drag-and-drop simplicity. Users can create reports using intuitive design features without programming or outside help.

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

MicroStrategy OLAP Services. MicroStrategy 9 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web and Desktop users to manipulate Intelligent Cube databases. End users can add or remove report objects, add derived metrics and modify the filter, all with “speed-of-thought” response time against Intelligent Cubes. MicroStrategy OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse.

MicroStrategy Web and MicroStrategy Web Universal. MicroStrategy Web is a proprietary, zero-footprint, browser-independent web interface providing query, reporting and analysis through a platform independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, one-click tool bars, dialogue boxes, spreadsheet formatting, advanced printing and exporting, and right-click menus for drilling, pivoting and sorting. All of this is accomplished without ActiveX, Java Applets or client side installations or downloads, helping to ensure the highest levels of security.

MicroStrategy Web provides users with a highly interactive environment and low maintenance interface for reporting and analysis. Using this intuitive web solution, users access, analyze and share corporate data. MicroStrategy Web provides ad hoc querying, analysis, quick deployment and rapid customizability, making it even easier for users to make informed business and management decisions on virtually any web browser.

MicroStrategy Web Universal features the same powerful functionality that users are familiar with in MicroStrategy Web with the added benefit of working with all major operating systems, application servers and web servers.

MicroStrategy Distribution Services. MicroStrategy Distribution Services provides high-volume, high-performance, automated report and dashboard distribution via email, file servers and networked printers. From small departments to enterprise-wide BI deployments, MicroStrategy Distribution Services can deliver business performance reporting to tens or thousands of people. MicroStrategy Distribution Services places control over information distribution into the hands of the business user. Business users can subscribe themselves or others to receive reports or dashboards on a schedule, event, or alert basis, all without any assistance from IT administrators. Notably, business users can set up their own “personal alert” conditions that, when met, will trigger report or dashboard distributions. With personal alerts, MicroStrategy Distribution Services monitors business performance for the business user, helping to ensure the latest critical information promptly reaches key decision makers.

MicroStrategy Office. MicroStrategy Office lets every Microsoft Office user create, run, edit and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint and Word. MicroStrategy Office is designed using Microsoft .NET technology and accesses the MicroStrategy business intelligence platform using XML and web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform — all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool bar in Microsoft.

MicroStrategy Desktop. MicroStrategy Desktop is the BI development environment in the MicroStrategy platform, providing users with access to data through powerful analytical applications. These BI applications can address any business problem or process in order to make cost-cutting decisions and improve business performance. Within MicroStrategy Desktop’s intuitive Windows-based interface, users can interactively build reports, retrieve and display formatted results, and navigate through information to areas of interest. Data investigation is extended through drilling, pivoting and data slicing. Although MicroStrategy Desktop is a comprehensive development and reporting interface, it can also be customized for different users’ skill levels and security profiles.

MicroStrategy Architect. MicroStrategy Architect is the MicroStrategy 9 product in which applications are modeled through an intuitive graphical user interface. MicroStrategy Architect provides a unified environment for creating and maintaining business modules and their relations to underlying data for business intelligence applications. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which can greatly reduce the cost and time required to implement and maintain systems.

MicroStrategy SDK. MicroStrategy SDK is a comprehensive development environment that enables integration of MicroStrategy 9 features and functionality into any application on multiple platforms, including Unix-based systems using a Java-based web API. Through sample code, documentation and reference guides, the MicroStrategy SDK enables an application developer to quickly learn to use the APIs to implement easy-to-use web reporting and powerful business intelligence applications.

All API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK’s Portal Integration Kit includes pre-built samples for embedding MicroStrategy 9 analysis into a corporate portal. The Web Services Development Kit provides sample code that enables MicroStrategy 9 functionality to be accessed via standard web services.

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

MicroStrategy Integrity Manager. MicroStrategy Integrity Manager automatically compares and verifies the consistency of reports as changes are made to the BI ecosystem, and then highlights issues and discrepancies to monitor the overall reliability of the BI content used by business decision makers. MicroStrategy Integrity Manager reduces the need for resource-intensive manual testing by comparing versions of reports after data updates and throughout the BI development cycle, thereby automating report regression testing. Data inconsistencies can be captured much sooner in the development cycle, saving time in report testing, end user support and issue resolution.

MicroStrategy Command Manager. MicroStrategy Command Manager automates MicroStrategy administrative tasks and allows administrators to build, test and execute automated scripts to complete administrative tasks faster, more reliably and with minimal IT resources. Deployable on Windows, UNIX and Linux, the MicroStrategy Command Manager development console provides hundreds of prebuilt script outlines that can be easily modified to automate manual tasks. Scripts can be scheduled to run at specific times and can be triggered by third-party software to increase the value of all products. Multiple scripts can be combined into one or more procedures, which can affect multiple users and objects, eliminating unnecessary work and further automating administrative tasks.

MicroStrategy Enterprise Manager. MicroStrategy Enterprise Manager provides prebuilt reports and dashboards that comprehensively monitor all MicroStrategy user and system activity. Project managers, system administrators and report developers can achieve a detailed understanding of their BI system by monitoring system, user and group activity in order to optimize and tune the BI system performance and resource utilization.

MicroStrategy Object Manager. MicroStrategy Object Manager allows administrators to manage disparate and distributed environments for change management, versioning and internationalization from a single interface. MicroStrategy Object Manager gives administrators a holistic view of an object’s lifecycle as it is migrated from a development environment to a production environment. Whether objects are migrated from a testing environment to a production environment or the entire system is upgraded, MicroStrategy Object Manager helps ensure that object definitions are consistent and accurate across all environments. It provides full object lifecycle management from development and testing, to production and even deployment to users in multiple countries and speaking disparate languages.

MicroStrategy MultiSource Option. MicroStrategy MultiSource Option allows users to seamlessly report, analyze and monitor data across multiple data sources. With MicroStrategy MultiSource Option, BI architects and developers can build a single multidimensional model spanning multiple data sources including data warehouses, data marts, operational databases and departmental databases. Since MicroStrategy MultiSource Option is transparent to users and developers, each can benefit from a unified view of the business, regardless of the underlying data stores. MicroStrategy MultiSource Option represents the next logical evolution of MicroStrategy ROLAP technology, extending its scalability, analytical depth and query performance to heterogeneous data source environments.

MicroStrategy 9 Release 2. MicroStrategy’s latest software release was made generally available on January 22, 2010, and announced at MicroStrategy’s annual user conference in Las Vegas on January 26, 2010. MicroStrategy 9 Release 2 specifically supports the emerging and demanding needs of the new generation of mobile intelligence applications. Mobile intelligence is being driven by the growth of the mobile Internet and by the accelerating growth in mobile devices such as the Apple iPhone®, iTouch® and iPad®; RIM’s Blackberry®; Motorola’s Droid®; and Google’s Nexus One®. Mobile intelligence applications demand much faster performance and serve much larger user populations than traditional wired Internet applications.

MicroStrategy 9 Release 2 includes significant enhancements that make information flow much faster to business users, even at the highest scale of usage:

•	MicroStrategy’s enhanced in-memory BI technology can deliver up to four times the performance of MicroStrategy 9 Release 1.

•

Testing done in MicroStrategy’s high performance benchmark laboratory has shown that MicroStrategy’s enhanced technology can deliver better than two-second average response times for mobile intelligence applications supporting one million users.

•	Business users will see up to two times faster performance for their common report manipulations such as sorting, filtering, slicing, and calculations; and faster navigation, browsing, and searching.

•	Dashboard users will experience faster dashboard load times and faster dashboard interactivity as a result of enhanced data compression algorithms and new rendering algorithms.

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

MicroStrategy Consulting. MicroStrategy Consulting offers customers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise and extranet applications across various types of databases. MicroStrategy consultants identify the optimal design and implementation strategy that includes detailed business requirements, user interface requirements and performance tuning. By leveraging our best practices, strategic vision, project planning and platform expertise, we assist customers’ technical staff in completing projects and developing solutions that business users will most easily adopt.

MicroStrategy Education. MicroStrategy Education offers goal-oriented, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that helps meet our customers’ specific education needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers and analysts. MicroStrategy offers the Perennial Education Pass Program which allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses under this annual program.

Angel.com and Alarm.com. We also have a non-core business, Angel.com, which is a provider of interactive voice response telephony systems. In periods prior to February 13, 2009, we also operated Alarm.com, a provider of web-enabled residential and commercial security and activity monitoring technology. In March 2008, we committed to a plan to sell our

Alarm.com business. Accordingly, the financial results for Alarm.com were reclassified as discontinued operations at that time. For all periods presented, financial results for Alarm.com are classified as discontinued operations. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash, net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax.

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

Below is a representative list of companies and organizations that use the MicroStrategy business intelligence platform:

•

Retail: Aeropostale, Ahold, Burlington Coat Factory, Cabela’s, The Container Store, Dick’s Sporting Goods, GUESS?, Hard Rock Café, Limited Brands, Lowe’s Companies, McDonald’s, Netflix, Ross Stores, Starbucks, and Whole Foods Market

•	Telecommunications: AT&T, Bell Canada, Comcast Corporation, Telefónica, Time Warner Cable, and Verizon Services Corp.

•

Financial Services: Austria Bank, Bank of America, Bank of the West, Citigroup Fund Services Canada, Inc., First American Financial Corp., H&R Block Financial Advisors, Republic Bank Limited, and Wells Fargo Bank

•

Insurance: 21st Century Insurance, Amica Mutual Insurance, GEICO, Grange Insurance, Guy Carpenter & Company, La Capitale Assurances Generales, Mercury Insurance, Nationwide Mutual Insurance Company, and Pacific Life Insurance

•

Pharmaceutical and Healthcare: Bayer HealthCare Pharmaceuticals, Dana-Farber Cancer Institute, Emory Healthcare, Inc., GE Healthcare, Lloydspharmacy, Premier, Sanofi Pasteur, VHA, Wyeth Pharmaceuticals, and Upsher-Smith Laboratories

•	Manufacturing: Chevron Products Company, HD Supply, Interstate Batteries, Michelin North America, Porsche Cars North America, Rite-Hite Corporation, Sanmina SCI Corporation, and Wilton Industries

•	Technology/Internet: Classmates Online, eBay, Electronic Arts, LinkedIn Corporation, McAfee, Netflix, Priceline, Sony Media Software and Services, and Yahoo!

•

Government/Public Services: Air National Guard, Centers for Medicare and Medicaid Services, Department of Homeland Security, Department of Housing and Urban Development, Department of Veterans Affairs, National Aeronautics and Space Administration, National Institutes of Health, Ohio Department of Education, Texas Department of Agriculture, Transportation Security Administration, U.S. Air Force and U.S. Army, U.S. Department of Defense, U.S. Department of Education, U.S. House of Representatives, and U.S. Postal Service

Customer Case Studies

AIM Healthcare Services, Inc.

A national leader in healthcare business solutions, AIM expanded its use of MicroStrategy by providing enhanced reporting capabilities to business users. MicroStrategy is AIM’s business intelligence standard, and AIM relies on our technology for multiple business intelligence applications across the organization. AIM users produce more than 10,000 MicroStrategy-based reports each month for enhanced insights into key areas of the business, including accounting, operations and client management.

Grange Insurance

Grange Insurance, with $2 billion in assets and $1.3 billion in annual revenue, is an insurance provider based in Columbus, Ohio, and has been a MicroStrategy customer since 2001. MicroStrategy supports 15 BI applications at Grange for various operational functions, including agency analysis and risk pool business analysis. Grange expanded its use of MicroStrategy to leverage MicroStrategy Distribution Services to provide high-volume, high-performance, automated report distribution. With the new capabilities, Grange expects to notify adjusters with critical information in order to reduce claim cycle time and better monitor their business.

Heartland Payment Systems

Heartland Payment Systems is the nation’s fifth largest payments processor, providing card processing, payroll, check management, and other payments solutions. A new MicroStrategy customer, Heartland selected MicroStrategy to enhance reporting and analysis capabilities for its merchants, giving them greater insights into their businesses. After conducting an extensive evaluation of BI products, MicroStrategy was selected because of its integrated platform, scalability for large volumes of data, and easy-to-use reporting capabilities for Heartland’s diverse user population.

Lund Food Holdings

Lund Food Holdings expanded its deployment of MicroStrategy for enhanced sales and financial reporting at its upscale supermarkets in the Minneapolis-St. Paul region. Store general managers and merchandising personnel at Lund Food Holdings use MicroStrategy for detailed insights into product sales at Lund Food Holdings’ 21 locations. MicroStrategy-based BI applications also provide Lund Food Holdings’ financial analysts with visibility into the company’s business and financial operations. MicroStrategy’s strong expertise in retail business intelligence and its integration with Teradata were key factors in Lund Food Holdings’ selection of MicroStrategy.

Spartan Stores

Spartan Stores, the nation’s tenth largest grocery distributor, has expanded its deployment of MicroStrategy to provide enhanced reporting capabilities for its retail operations and distribution network. Spartan Stores uses MicroStrategy’s software across the company for a broad range of BI applications, including sales and profitability reports to monitor business performance, merchandising reports for detailed insights into gross margins and category management, marketing reports to evaluate sales promotion trends and opportunities, and supply chain reports to manage supplier delivery performance. Spartan Stores recently expanded its deployment of MicroStrategy to enable store directors and department managers to evaluate and manage individual store and department performance.

Sales and Marketing

Direct Sales Organization. We market our software and services primarily through our direct sales force. We have sales offices in locations throughout the world. We are represented by distributors in several countries where we do not have sales offices.

Indirect Sales Channels. We have entered into relationships with resellers, value-added resellers, system integrators, original equipment manufacturers (“OEM”) and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training and direct sales force for field level assistance. In addition, we offer product discounts to our sales partners. Favorable product recommendations to potential customers, which include leading system integration, application development and platform manufacturers, facilitate the sale of our products. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage.

Reseller/System Integration Alliances. Our resellers/systems integration alliances include marketing partners who resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers. These marketing partners include:

24x7esi	2finity	Accenture
Adastra	AIM Computer Consultants	Alliance Consulting
Annams Systems Corporation	ASAP – Dell	Aster Data
Aviana Global	AZ Dimensional	BI-Basics
BI Source	Biltmore Technologies	Brightlight Consulting
Broadview	CapGemini	Carpio
Cerkitek	Champs Software	Cherokee Consulting
Chicago Business Intelligence Group	CIBER	Cognizant
CompuExcel Consulting	Comsys	CSC
DataFactz	Datric	DBWorks
e2e Technologies	EC Data	Exigent Partners
Express Analytics	Fujitsu Consulting	Fujitsu Transaction Solutions
Glenridge Solutions	High Impact Technologies	IBM
InfoCepts	Information Control Corporation	Infostep
Infosys	Inspironix	Integrant
iOLAP	IT Illuminations	Jaitech Systems
Jelecos	Johnston McLamb	Keane
Kenzel	Keyrus	Lancet Software
Lodestar Systems	Lunexa	Manageforce
Marketwell	Marlabs	mLogica
Mobile Software	Momentum Consulting	MResult
NCS	Ockham Knowledge Group	Odyssey Information Services
Ontime BI	PBI Research	Persistent Systems
Prithvi Solutions	Project x	Pros Revenue Management
Quadrant	QuantiSense	RazorKnowledge
SAIC	Sense Corp.	SGBIZ Services
Software by Design	Software House International	Soluciones
Southport Services	Strategic Enterprise Solutions	Sybase
Syntel	Systech Solutions	Tahoe Partners
TCS	Teradata	Thaxton Consulting Group
Titan Solutions	TML Solutions	VeNi Consulting
Visiologic Systems	WCI Consulting	Wipro
Z Y Solutions

OEM Partners. Our OEM partners integrate the MicroStrategy Business Intelligence Platform or some of its components into their applications. Our OEM partners include:

4R Systems	Activant Solutions	Adchemy
Affiliated Computer Services, Inc.	AFS Technologies	Agdata
Agentrics	Alloso	Alpha Bay Corporation
Amdocs	Angel.com	Aperio CI
Apptera	ArrowStream	Attensity
Autologue	BigMachines	Billeo
BI Retail	Blazent, Inc.	Brickstream
CadenceQuest	CarrierIQ	CCS Software
Cegedim | Target Software	Clarabridge	Conclusive Marketing
Constellation Software	Coradiant	Correlix
DECIMAL	Decision Logic	DemandTec
Edifice	Eloqua	EmpowerMx
EnvisionWare	Escalate Retail	Fastech
FreeWheel Media	GapBuster	Harris
HMI, Inc.	Hubwoo	IBM | iPhrase
Improvement Interactive	Infopia	Information Unlimited
InQuira	Invexer	IQS
Iron Horse Interactive	iTradeNetwork	Ketera Technologies
Keystone Logic Technology	KNOA Software	Kurt Salmon Associates
LexisNexis Examen	Maple Lake	Marketing Direct
Marketing Software Company	MarketStance	MedAssets
MI9 Business Intelligence Systems	Neohapsis	OATSystems
Oracle | JD Edwards	Oracle | ProfitLogic	Oracle | Retek
Peak Performance	Pinnacle Corporation	PointRight
Prescient	Primatics Financial	Profitable Channels Management
Railinc	RapidMetrix	Risk Management Solutions
Rivermine Software	RS Software	Run.It
Sabre	SAND Technology	ScriptSwitch
SignalDemand	Siperian	SirsiDynix
SmartOps	SQLiaison	Suncoast Solutions
Symantec	Tradescape	Trizetto
Veramark	Vestmark	VideoMining
Vision Chain	Xtiva	Zilliant
ZS Associates

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

Ab Initio	Adastra	Adobe
AMD	Attunity	Avnet
Aster Data	Clarabridge	Composite Software
ESRI	Goldengate	Google
Greenplum Software	Hewlett-Packard	HyperRoll
IBM	Informatica	Intel
Kognitio	KXEN	Longview Solutions
Microsoft	Netezza	Novell
Oracle	Pitney Bowes MapInfo	PostgreSQL
Quadrant	QuantiSense	Red Hat
SAP	SPSS	Sun Microsystems
Sybase	Teradata	Vertica
Visual Crossing	VMWare	WhereScape

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical applications, dashboarding tools, visualization tools, query tools, web-based reporting tools, and report delivery technology. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Qliktech, Tibco Spotfire, Board International, Arcplan, Tableau Software, Panorama, Information Builders and the SAS Institute. We also compete with large software corporations including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, and greater name recognition than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, many of our competitors have strong relationships with current and potential customers, extensive knowledge of the business intelligence industry and corresponding proprietary technologies such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts due to their greater influence.

Increased competition may lead to price cuts, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. Examples of consolidation in the BI market include Oracle’s acquisition of Hyperion Solutions in April 2007, SAP’s acquisition of Business Objects in January 2008 and IBM’s acquisitions of Cognos in January 2008 and SPSS in October 2009. Large IT conglomerates may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2009, our research and product development staff consisted of 385 employees, 363 of whom were working on our core business intelligence projects and 22 of whom were working on research and development relating to our Angel.com business.

Employees

As of December 31, 2009, we had a total of 1,816 employees, of whom 1,006 were based in the United States and 810 were based internationally. Of the total of 1,816 employees, 584 were engaged in sales and marketing, 385 in research and development, 506 in technical support, consulting and education services, and 341 in finance, administration and corporate operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

Newly hired technical and sales professionals participate in an orientation program that can include completion of a training course that can last up to four weeks. The curriculum may consist of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures may also deal with general business practices and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

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

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product licenses transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business, which is highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•

increases or decreases in our liability for unrecognized tax benefits under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”) (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”); and

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

Current economic uncertainties, and particularly the downturn in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant downturn. Challenging economic times make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

We have a significant number of customers in the financial services and retail industries. A significant downturn in these industries may cause firms to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in the financial services industry may result in reduced overall spending on our products.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax audit in the UK, Germany and Denmark. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, IBM acquired SPSS in October 2009. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

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

If we are required to write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the recent collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of December 31, 2009 includes as part of property and equipment, net, an asset of $47.6 million representing the capitalized costs of the aircraft and aircraft-related equipment. We had expected to amortize the cost of the aircraft over a useful life of 10 years with an estimated salvage value of 70%.

On February 6, 2010, the corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We carry property insurance on the aircraft. However, we are in the earliest stages of assessing the extent of damage to the aircraft and, as a result, we are not able at this time to estimate the potential loss or any potential insurance recovery related to this event. If in the future we determine that the value of this asset has decreased as a result of this event, we may be required to record an impairment charge. If that impairment charge is not offset by equivalent amounts of insurance proceeds or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs would be adversely affected. In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the year ended December 31, 2009, transactions by channel partners for which we recognized revenues accounted for 14.3% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners. There can be no assurance that our strategic channel partners will continue to cooperate with us. In addition, there can be no assurance that actions taken or omitted to be taken by such parties will not adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $152.4 million as of December 31, 2009. We offset our accounts receivable and deferred revenue for any billed and unpaid items, which totaled $70.8 million, resulting in net deferred revenue and advance payments of $81.6 million as of December 31, 2009. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations. We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2014 totaling $82.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the years ended December 31, 2009, 2008 and 2007; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. As of December 31, 2009, we had $19.1 million of net deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.0%, 40.4% and 38.0% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Our international operations require significant management attention and financial resources.

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

On February 1, 2010, President Obama’s administration submitted its fiscal year 2011 budget to Congress. Included in the submission were several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits and tax “excess returns” associated with offshore intangibles. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a material adverse effect on our operating results and financial condition.

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

These factors may have a material adverse effect on our future sales and, consequently, on our business, operating results and financial condition.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. During 2009, our top three product licenses transactions totaled $8.3 million of recognized revenue, or 8.2% of total product licenses revenues, compared to $9.1 million of recognized revenue, or 9.5% of total product licenses revenues, including one transaction with $4.0 million of recognized revenue, during 2008. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 16, 2010, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 74.5% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 65.6% of the total voting power, as of February 16, 2010. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

Our principal offices are located in Northern Virginia and, as of December 31, 2009, consisted of approximately 152,000 square feet of leased facilities. The term of the lease expires in June 2010. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia. The term of the new lease expires in December 2020.

In addition, we lease approximately 38,000 square feet of sales, research and development and administrative offices in the U.S. and approximately 131,000 square feet of sales, research and development and administrative offices in a variety of locations outside of the U.S.

ITEM 3.	LEGAL PROCEEDINGS

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case was consolidated with Case No. SA CV 07-896 AG (MLGx) which was pending against other unrelated defendants. The consolidated complaint accused MicroStrategy of infringing U.S. Patent No. 5,537,590 (the ‘590 patent) directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accused MicroStrategy of willful infringement and sought damages, a finding that the case was exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent was not infringed, was invalid, and was unenforceable. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it was entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. The parties reached a settlement with respect to the consolidated complaint and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. No provision for this matter has been made in the accompanying consolidated financial statements.

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of

$2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. During the first quarter of 2008, we recorded a $2.4 million accrued liability related to this claim in general and administrative expenses in our consolidated statement of operations. In December 2009, while the case was pending on appeal in the United States Court of Appeals for the Federal Circuit, the parties reached a settlement of this matter. As part of the settlement, we made a payment in the amount of $1.0 million. The remaining accrual of $1.4 million was released in the fourth quarter of 2009 and has been recorded as a reduction in general and administrative expense.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is traded on the Nasdaq Global Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2009
First Quarter	$42.58	$32.45
Second Quarter	52.45	33.68
Third Quarter	73.03	47.01
Fourth Quarter	96.59	68.70

Year ended December 31, 2008
First Quarter	$96.15	$64.25
Second Quarter	90.98	64.68
Third Quarter	67.59	53.50
Fourth Quarter	59.95	30.55

There is no established public trading market for our class B common stock. As of February 16, 2010, there were approximately 1,872 stockholders of record of our class A common stock and 5 stockholders of record of our class B common stock.

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

During the three months ended December 31, 2009, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of December 31, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million under the 2005 Share Repurchase Program. As of December 31, 2009, $563.7 million remained available under the 2005 Share Repurchase Program to repurchase our class A common stock.

Subsequent to December 31, 2009, and through February 16, 2010, the Company repurchased an aggregate of 35,000 shares of class A common stock at an average price per share of $79.53 and an aggregate cost of $2.8 million pursuant to the 2005 Share Repurchase Program.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 31, 2004 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2009 (the last trading day of the fiscal year ended December 31, 2009) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index (the “NASDAQ Computer Index”). The graph assumes the investment of $100.00 on December 31, 2004 in the class A common stock of the Company, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 31, 2004, December 31, 2005, December 30, 2006, December 29, 2007, December 31, 2008 and December 31, 2009.

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
MicroStrategy Incorporated	$100.00	$137.24	$189.29	$157.88	$61.62	$156.05
NASDAQ Composite Index	$100.00	$102.12	$112.73	$124.73	$74.87	$108.83
NASDAQ Computer Index	$100.00	$103.30	$110.32	$134.44	$71.67	$122.43

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations Data
Revenues:
Product licenses	$101,856	$95,924	$100,344	$107,383	$99,926
Product support and other services	275,932	264,469	235,029	202,903	167,157

Total revenues	377,788	360,393	335,373	310,286	267,083

Cost of revenues:
Product licenses	6,607	1,877	3,055	2,763	3,886
Product support and other services	59,996	61,529	47,486	38,789	31,201

Total cost of revenues	66,603	63,406	50,541	41,552	35,087

Gross profit	311,185	296,987	284,832	268,734	231,996

Operating expenses:
Sales and marketing	128,472	137,683	110,436	87,410	69,961
Research and development	41,796	30,571	35,171	33,068	30,777
General and administrative	54,613	60,933	49,514	45,813	35,645

Total operating expenses	224,881	229,187	195,121	166,291	136,383

Income from continuing operations before financing and other income and income taxes	86,304	67,800	89,711	102,443	95,613

Financing and other (expense) income:
Interest income, net	955	2,266	3,674	2,820	2,880
Other (expense) income, net	(1,459)	705	(866)	(1,571)	1,140

Total financing and other (expense) income	(504)	2,971	2,808	1,249	4,020

Income from continuing operations before income taxes	85,800	70,771	92,519	103,692	99,633
Provision for income taxes	25,293	29,003	33,311	31,520	34,107

Income from continuing operations	60,507	41,768	59,208	72,172	65,526
Discontinued operations:
Gain from sale of discontinued operations, net of tax	14,437	—	—	—	—
(Loss) income from discontinued operations, net of tax	(107)	65	(740)	(1,296)	(783)

Discontinued operations, net of tax	14,330	65	(740)	(1,296)	(783)

Net income	$74,837	$41,833	$58,468	$70,876	$64,743

Basic earnings (loss) per share (1):
From continuing operations	$5.08	$3.51	$4.80	$5.56	$4.44
From discontinued operations	1.20	0.01	(0.06)	(0.10)	(0.06)

Basic earnings per share	$6.28	$3.52	$4.74	$5.46	$4.38

Weighted average shares outstanding used in computing basic earnings per share	11,906	11,886	12,325	12,987	14,768

Diluted earnings (loss) per share (1):
From continuing operations	$4.92	$3.39	$4.61	$5.29	$4.24
From discontinued operations	1.17	0.01	(0.06)	(0.09)	(0.05)

Diluted earnings per share	$6.09	$3.40	$4.55	$5.20	$4.19

Weighted average shares outstanding used in computing diluted earnings per share	12,284	12,303	12,853	13,633	15,436

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$224,769	$122,915	$85,194	$78,980	$42,318
Restricted cash	549	619	2,982	3,799	5,076
Short-term investments	—	3	8	16	53,761
Assets held-for-sale	—	4,964	4,272	995	438
Net working capital (2)	152,585	71,278	55,241	62,639	80,792
Long-term investments	—	—	—	—	—
Deferred tax assets, net, short-term	12,642	26,743	29,652	29,510	22,971
Deferred tax assets, net, long-term	6,490	17,105	35,347	57,944	86,393
Total assets	383,330	292,139	242,191	249,344	277,890
Liabilities held-for-sale	—	6,325	3,436	1,396	358
Deferred revenue and advance payments, short-term	77,783	66,495	64,234	56,547	45,874
Deferred revenue and advance payments, long-term	3,845	1,679	1,368	1,127	1,554
Long-term liabilities, excluding deferred revenue and advance payments	12,622	9,268	9,137	1,710	2,815
Total stockholders’ equity	214,228	138,041	103,329	133,151	180,722

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	Net working capital is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingencies from terminated contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to develop solutions to manage their business effectively. Our software delivers this information to workgroups, the enterprise and extranet communities via e-mail, web, fax, wireless and voice communication channels. Businesses can use our software platform to develop user-friendly solutions, refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships.

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

Our core business intelligence (“BI”) business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 9 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and OEMs. Our arrangements with customers typically include: (a) an end user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

In 2009, we operated two non-core businesses that focused outside of the BI software and services market – Alarm.com, which we operated during a portion of 2009, and Angel.com which we operated during all of 2009. Alarm.com is a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response telephony systems. In March 2008, we committed to a plan to sell our Alarm.com business. Accordingly, the financial results for Alarm.com were reclassified as discontinued operations at that time. For all periods presented, financial results for Alarm.com are classified as discontinued operations.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale in accordance with ASC 360, “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144). In our Consolidated Statements of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we have not had significant continuing involvement or cash flows from this business following the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following tables set forth certain operating highlights for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2009
Revenues
Product licenses	$101,856	$—	$101,856
Product support and other services	261,956	—	261,956
Angel.com services	—	13,976	13,976

Total revenues	363,812	13,976	377,788

Cost of Revenues
Product licenses	6,607	—	6,607
Product support and other services	54,625	—	54,625
Angel.com services	—	5,371	5,371

Total cost of revenues	61,232	5,371	66,603

Gross profit	302,580	8,605	311,185

Operating Expenses
Sales and marketing	123,690	4,782	128,472
Research and development	38,042	3,754	41,796
General and administrative	52,741	1,872	54,613

Total operating expenses	214,473	10,408	224,881

Income (loss) from continuing operations before financing and other income and income taxes	$88,107	$(1,803)	$86,304

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2008
Revenues
Product licenses	$95,924	$—	$95,924
Product support and other services	253,660	—	253,660
Angel.com services	—	10,809	10,809

Total revenues	349,584	10,809	360,393

Cost of Revenues
Product licenses	1,877	—	1,877
Product support and other services	59,331	—	59,331
Angel.com services	—	2,198	2,198

Total cost of revenues	61,208	2,198	63,406

Gross profit	288,376	8,611	296,987

Operating Expenses
Sales and marketing	129,721	7,962	137,683
Research and development	27,546	3,025	30,571
General and administrative	60,651	282	60,933

Total operating expenses	217,918	11,269	229,187

Income (loss) from continuing operations before financing and other income and income taxes	$70,458	$(2,658)	$67,800

	Core BI Business	Angel.com	Consolidated
	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2007
Revenues
Product licenses	$100,344	$—	$100,344
Product support and other services	227,917	—	227,917
Angel.com services	—	7,112	7,112

Total revenues	328,261	7,112	335,373

Cost of Revenues
Product licenses	3,055	—	3,055
Product support and other services	45,662	—	45,662
Angel.com services	—	1,824	1,824

Total cost of revenues	48,717	1,824	50,541

Gross profit	279,544	5,288	284,832

Operating Expenses
Sales and marketing	104,525	5,911	110,436
Research and development	32,464	2,707	35,171
General and administrative	49,402	112	49,514

Total operating expenses	186,391	8,730	195,121

Income (loss) from continuing operations before financing and other income and income taxes	$93,153	$(3,442)	$89,711

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and risks for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the risk that we may not be able to penetrate accounts where a competitor currently is or may become the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM and SAP, have incorporated business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers and supporting the emerging and demanding needs of the new generation of mobile intelligence applications, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces;

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

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for an aggregate purchase price of $46.3 million. On December 21, 2009, we took delivery of the aircraft. The capitalized costs of the aircraft are being amortized over a useful life of 10 years with an estimated 70% salvage value. We intend to utilize this aircraft for, among other purposes, managing our enterprise software business on a worldwide basis, and we believe that it will facilitate more effective communication and more rapid coordination with our global employees, partners and customer base. We expect an increase in operating expenses in future periods of approximately $5.5 million annually due to the operation of the aircraft, including depreciation and other operating costs, assuming the corporate aircraft is operational for substantially all of the given year.

On February 6, 2010, our aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington DC metropolitan area. We carry property insurance on the aircraft. However, we are in the earliest stages of assessing the extent of damage to the aircraft and, as a result, we are not able at this time to estimate the potential loss or any potential insurance recovery related to this event.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies and valuation of net deferred tax assets, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under ASC 850, “Related Party Disclosures” (formerly SFAS No. 57, “Related Party Disclosures”).

Revenue Recognition. MicroStrategy’s software revenue recognition policies are in accordance with the ASC 985, “Software” (formerly American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended). Where applicable and in the case of software arrangements that require significant production, modification or customization of software, we follow the guidance in ASC 605, “Revenue Recognition” (formerly SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts, SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB 104, “Revenue Recognition”).

We recognize revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders or other arrangements, generally executed by both parties;

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection is reasonably assured.

For reseller transactions, we require evidence of sell-through to the end-user prior to recognition of revenue, in addition to the four criteria listed above.

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

In accordance with ASC 985, for new offerings of services other than PCS or service offerings that have not had a sufficient history of sales activity, we initially establish VSOE based on the list price as determined by management with the relevant authority. Each service offering has a single list price in each country where sold.

If VSOE exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in ASC 985.

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2009, 2008, and 2007.

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

License revenue derived from sales to resellers or OEMs who purchase our products for resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met. Our standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under our standard product warranties, which we account for in accordance with ASC 450, “Contingencies” (formerly SFAS No. 5. “Accounting for Contingencies”). During the last three fiscal years, we have not experienced any product returns related to warranty claims.

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

The application of ASC 985, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and the corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. We periodically evaluate the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value will be treated as a change in estimate and accounted for prospectively in the period of change and future periods.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain activities related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on a time period and/or use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense we recognize in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA.

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

We recently settled a lawsuit with Business Objects Americas, Inc. relating to claims involving patent infringement. During the first quarter of 2008, we had recorded a $2.4 million accrued liability related to this claim in general and administrative expenses in our consolidated statement of operations. In December 2009, we reached a settlement and made a payment in the amount of $1.0 million. The remaining accrual of $1.4 million was released in December 2009 and has been recorded as a reduction in general and administrative expense.

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

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the increase (decrease) in revenues or expenses, as applicable, from the prior year.

	Years Ended December 31,
	2009	2008	2007
International product licenses revenues	$(1,402)	$732	$2,872
International product support revenues	(6,153)	3,098	4,927
International other services revenues	(1,987)	887	1,509
Cost of product support revenues	(443)	89	189
Cost of other services revenues	(1,820)	856	936
Sales and marketing expenses	(3,895)	1,452	3,217
General and administrative expenses	(1,535)	743	688

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2008 to 2009, international product licenses revenues for 2009 would have been $43.5 million rather than $42.1 million. If there had been no change to foreign currency exchange rates from 2008 to 2009, sales and marketing expenses for 2009 would have been $132.4 million rather than $128.5 million.

Results of Operations

Comparison of the years ended December 31, 2009, 2008 and 2007

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Product Licenses Revenues:
Domestic	$59,749	$57,848	$61,294	3.3%	-5.6%
International	42,107	38,076	39,050	10.6%	-2.5%

Total product licenses revenues	$101,856	$95,924	$100,344	6.2%	-4.4%

	Years Ended December 31,
	2009	2008	2007
Product Licenses Transactions with Revenue Recognized in the Applicable Period:
Above $1.0 million of licenses revenue recognized	10	10	13
From $500,000 to $1.0 million of licenses revenue recognized	26	20	23

Total	36	30	36

Domestic:
Above $1.0 million of licenses revenue recognized	6	9	8
From $500,000 to $1.0 million of licenses revenue recognized	17	11	19

Total	23	20	27

International:
Above $1.0 million of licenses revenue recognized	4	1	5
From $500,000 to $1.0 million of licenses revenue recognized	9	9	4

Total	13	10	9

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, during the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$17,864	$17,757	$18,541	0.6%	-4.2%
From $500,000 to $1.0 million of licenses revenue recognized	16,335	13,430	15,421	21.6%	-12.9%
Below $500,000 of licenses revenue recognized	67,657	64,737	66,382	4.5%	-2.5%

Total	101,856	95,924	100,344	6.2%	-4.4%

Domestic:
Above $1.0 million of licenses revenue recognized	$12,021	$14,987	12,206	-19.8%	22.8%
From $500,000 to $1.0 million of licenses revenue recognized	11,506	7,650	13,014	50.4%	-41.2%
Below $500,000 of licenses revenue recognized	36,222	35,211	36,074	2.9%	-2.4%

Total	59,749	57,848	61,294	3.3%	-5.6%

International:
Above $1.0 million of licenses revenue recognized	5,843	2,770	6,335	110.9%	-56.3%
From $500,000 to $1.0 million of licenses revenue recognized	4,829	5,780	2,407	-16.5%	140.1%
Below $500,000 of licenses revenue recognized	31,435	29,526	30,308	6.5%	-2.6%

Total	$42,107	$38,076	$39,050	10.6%	-2.5%

For the years ended December 31, 2009, 2008 and 2007, product licenses transactions with at least $500,000 in recognized revenue represented 33.6%, 32.5%, and 33.8%, respectively, of our product licenses revenues. During 2009, our top three product licenses transactions totaled $8.3 million in recognized revenue, or 8.2% of total product licenses revenues, compared to $9.1 million and $5.7 million during 2008 and 2007, respectively, or 9.5% and 5.7% of total product licenses revenues during 2008 and 2007, respectively.

Product licenses revenues increased during 2009, as compared to the prior year, due primarily to an increase in the number of product licenses transactions with between $500,000 and $1.0 million in recognized revenue and an increase in the average deal size of product licenses transactions with less than $500,000 in recognized revenue.

Product licenses revenues decreased during 2008, as compared to the prior year, due primarily to decreases in both the number and the average deal size of product licenses transactions. During 2008, product licenses transactions included one atypically large transaction in which $4.0 million of revenue was recognized.

Domestic product licenses revenues. Domestic product licenses revenues increased during 2009, as compared to the prior year, due primarily to an increase in the number of product licenses transactions with between $500,000 and $1.0 million in recognized revenue.

Domestic product licenses revenues decreased during 2008, as compared to the prior year, due primarily to a significant decrease in the number of product licenses transactions with between $500,000 and $1.0 million of recognized revenue.

International product licenses revenues. International product licenses revenues increased during 2009, as compared to the prior year, due primarily to an increase in the number of product licenses transactions with more than $1.0 million of recognized revenue.

International product licenses revenues decreased during 2008, as compared to the prior year, due primarily to a decrease in the number of product licenses transactions with more than $1.0 million of recognized revenue.

Product support and services revenues. The following table sets forth product support revenues (in thousands) and percentage changes for our core BI business for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Product Support and Services Revenues:
Domestic	$111,470	$105,685	$97,760	5.5%	8.1%
International	81,609	78,348	67,848	4.2%	15.5%

Total product support revenues	193,079	184,033	165,608	4.9%	11.1%

Consulting	54,142	54,132	48,045	0.0%	12.7%
Education	14,735	15,495	14,264	-4.9%	8.6%

Total product support and services revenues	$261,956	$253,660	$227,917	3.3%	11.3%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during 2009, as compared to the prior year. Contributing to this increase was a 10.5% growth in the number of technical support contracts, totaling $38.5 million, partially offset by a decrease in the average annual prices totaling $20.4 million and unfavorable changes in foreign currency exchange rates of $6.2 million.

Both domestic and international product support revenues increased during 2008, as compared to the prior year. Contributing to this increase was a 23.0% growth in the number of technical support contracts, totaling $37.3 million and favorable changes in foreign currency exchange rates of $3.1 million, partially offset by a decrease in the average annual prices totaling $22.0 million.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software.

Consulting revenues remained flat during 2009, as compared to the prior year, due to an increase in the number of billable systems integration hours provided to our customers totaling $7.7 million, offset by a decrease in the average hourly rate totaling $7.6 million.

Consulting revenues increased during 2008, as compared to the prior year, due to an increase in the number of billable systems integration hours provided to our customers totaling $18.0 million, partially offset by a decrease in the average hourly rate totaling $11.9 million.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues decreased during 2009, as compared to the prior year, due primarily to a decrease in the number of students trained. Education revenues increased during 2008, as compared to the prior year, due primarily to an increase in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Angel.com services	$13,976	$10,809	$7,112	29.3%	52.0%

Angel.com services revenues increased during each of 2009 and 2008, as compared to the prior year, primarily due to an increase in the number of customers, an increase in the number of higher-value contracts and additional services offered.

Costs and Expenses

Cost of Revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Cost of Revenues:
Product licenses	$6,607	$1,877	$3,055	252.0%	-38.6%
Product support	9,933	12,839	10,824	-22.6%	18.6%
Consulting	38,463	39,058	28,309	-1.5%	38.0%
Education	6,229	7,434	6,529	-16.2%	13.9%
Angel.com services	5,371	2,198	1,824	144.4%	20.5%

Total cost of revenues	$66,603	$63,406	$50,541	5.0%	25.5%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

Cost of product licenses revenues increased during 2009, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize the balance of $13.2 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the three year period following the release.

Cost of product licenses revenues decreased during 2008, as compared to the prior year, primarily due to the decrease in amortization of capitalized software development costs because development costs attributable to MicroStrategy 8.0 software product became fully amortized during 2007.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The decrease in cost of product support revenues during 2009, as compared to the prior year, was primarily attributable to a decrease in compensation costs due to lower staffing levels during the second and third quarters of 2009. Product support headcount decreased 4.4% to 109 at December 31, 2009 from 114 at December 31, 2008.

The increase in cost of product support revenues during 2008, as compared to the prior year, was primarily attributable to the expenses related to an increase in variable compensation costs to support our growing customer base and higher compensation levels. Product support headcount decreased 1.7% to 114 at December 31, 2008 from 116 at December 31, 2007.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $0.6 million during 2009, as compared to the prior year. Excluding a $1.5 million increase in billable subcontractor costs, cost of consulting revenues decreased by a total of $2.1 million during 2009, as compared to the prior year, with 33.9% of the decrease attributable to a decrease in travel and entertainment expenditures, 23.2% of the decrease attributable to decreases in facility and other related support costs, 22.1% of the decrease attributable to a decrease in recruiting costs and 20.8% of the decrease attributable to a decrease in compensation and related costs. Consulting headcount increased 4.9% to 345 at December 31, 2009 from 329 at December 31, 2008.

The increase in cost of consulting revenues during 2008, as compared to the prior year, was primarily attributable to expenses related to increases in staffing levels and variable compensation costs to support our growing customer base. Consulting headcount increased 43.0% to 329 at December 31, 2008 from 230 at December 31, 2007.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The decrease in cost of education revenues during 2009, as compared to the prior year, was primarily attributable to the expenses related to a decrease in staffing levels. The increase in cost of education revenues during 2008, as compared to the prior year, was primarily attributable to the expenses related to an increase in staffing levels and variable compensation to support our growing customer base. Education headcount decreased 31.0% to 40 at December 31, 2009 from 58 at December 31, 2008. Education headcount increased 26.1% to 58 at December 31, 2008 from 46 at December 31, 2007.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and telephony costs, personnel and related overhead costs. The increases in cost of Angel.com services revenues during 2009 and 2008, as compared to the prior years, were the result of increases in customer demand, which required us to purchase additional telecommunications capacity.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Sales and marketing	$123,690	$129,721	$104,525	-4.6%	24.1%
General and administrative	52,741	60,651	49,402	-13.0%	22.8%

Total	$176,431	$190,372	$153,927	-7.3%	23.7%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses decreased during 2009, as compared to the prior year, with 41.3% of the decrease attributable to a decrease in travel and entertainment expenditures, 27.4% of the decrease attributable to decreases in marketing costs from a reduction in advertising campaigns, 21.5% of the decrease attributable to a decrease in recruiting costs, 4.4% of the decrease attributable to a decrease in shipping, printing and office supplies costs and 2.4% of the decrease attributable to a decrease in transaction taxes. Sales and marketing headcount decreased 13.6% to 560 at December 31, 2009 from 648 at December 31, 2008.

Sales and marketing expenses increased during 2008, as compared to the prior year, with 85.9% of the increase attributable to an increase in staffing levels and higher compensation levels, including changes in bonus plans and commission rate structures in 2008, 7.2% of the increase attributable to increases in marketing costs from new advertising campaigns and increased sponsorships, and 4.8% of the increase attributable to increases in facility and other related support costs. Sales and marketing headcount increased 24.6% to 648 at December 31, 2008 from 520 at December 31, 2007.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses decreased $7.9 million during 2009, as compared to the prior year. Excluding a $1.5 million increase in general and administrative expenses — of which 41.1% was attributable to consulting and advisory costs related to the acquisition of a corporate aircraft, 32.7% was attributable to increased tax advisory fees and 19.5% was attributable to increased legal fees — general and administrative expenses decreased by $9.4 million. Of this $9.4 million decrease in general and administrative expenses, 25.5% was attributable to a decrease in recruiting costs, 25.4% was related to a decrease in legal costs due primarily to a non-recurring $2.4 million expense related to a litigation matter recognized during 2008, 14.8% was attributable to the release of a $1.4 million legal accrual on account of a litigation settlement, 14.1% was attributable to a decrease in transaction taxes, 12.0% was attributable to a decrease in facility and other related support costs, and 7.1% was attributable to a decrease in travel and entertainment expenditures. General and administrative headcount decreased 0.6% during 2009 to 337 at December 31, 2009 from 339 at December 31, 2008.

General and administrative expenses increased during 2008, as compared to the prior year, with 46.3% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 31.8% of the increase related to an increase in legal costs due to a $2.4 million accrual related to a litigation matter made during the first quarter of

2008 and a settlement and reduction of an accrual for legal services of $0.8 million during the three months ended June 30, 2007, 8.7% of the increase attributable to an increase in recruiting costs, 5.2% of the increase attributable to an increase in facility and other related support costs, and 4.6% of the increase related to increases in transaction taxes. The increase in transaction taxes was primarily due to a change in the tax law related to our subsidiary in Brazil which resulted in a one-time tax credit during the three months ended September 30, 2007. General and administrative headcount increased 10.1% during 2008 to 339 at December 31, 2008 from 308 at December 31, 2007.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Sales and marketing	$4,782	$7,962	$5,911	-39.9%	34.7%
General and administrative	1,872	282	112	563.8%	151.8%

Total operating expenses	$6,654	$8,244	$6,023	-19.3%	36.9%

The decrease in Angel.com sales and marketing expenses during 2009, as compared to the prior year, was primarily attributable to a decrease in compensation and related costs due to a decrease in staffing levels and the absence in 2009 of certain costs related to compensation paid to Angel.com management in connection with the exploration of strategic alternatives for the Angel.com business during 2008. Angel.com sales and marketing headcount decreased 22.6% to 24 at December 31, 2009 from 31 at December 31, 2008. The increase in Angel.com general and administrative expenses during 2009, as compared to the prior year, was primarily attributable to Angel.com’s entry into a new services agreement with the Company pursuant to which Angel.com is charged a fee for general and administrative services provided to Angel.com by our core BI business. Our core BI business allocated an insignificant amount of general and administrative services expenses to Angel.com during 2008 and 2007.

The increase in Angel.com sales and marketing and general and administrative expenses during 2008, as compared to the prior year, was primarily attributable to an increase in compensation costs related to certain compensation paid to Angel.com management in connection with the exploration of strategic alternatives for the Angel.com business and to an increase in expenses related to growing revenues streams of our Angel.com services.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Gross research and development expenses:
Core research and development activities	$42,260	$41,121	$35,114	2.8%	17.1%
Angel.com research and development activities	3,754	3,025	2,707	24.1%	11.7%

Total research and development expenses before capitalized software development costs	$46,014	$44,146	$37,821	4.2%	16.7%
Capitalized software development costs	(4,218)	(13,575)	(2,650)	-68.9%	412.3%

Total research and development expenses	$41,796	$30,571	$35,171	36.7%	-13.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$5,610	$1,091	$2,212	414.2%	-50.7%

Research and development expenses increased during 2009, as compared to the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center and staff for our Angel.com research and development activities, partially offset by the capitalization of $4.2 million of software development costs in 2009 as compared to $13.6 million of software development costs capitalized in 2008. During 2009, our development efforts relating to new products resulted in a higher percentage of our research and development costs being expended on development efforts that did not qualify for capitalization, as compared to the prior year. Excluding capitalized software development costs, core research and development expenses increased 2.8% during 2009, as compared to the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center and staff for our Angel.com research and development activities. Research and development headcount increased 6.4% to 385 at December 31, 2009 from 362 at December 31, 2008.

Research and development expenses decreased during 2008, as compared to the prior year, primarily due to the capitalization of $13.6 million of software development costs in 2008 as compared to $2.7 million of software development costs capitalized in 2007. During 2008, our development efforts relating to new products resulted in a higher percentage of our research and development costs being expended on developments in preparation for commercial release as compared to costs associated with other development efforts that did not qualify for capitalization. Excluding capitalized software development costs, core research development expenses increased 17.1% during 2008, as compared to the prior year, primarily due to the increase in expenses relating to the hiring of staff in our China technology center. Research and development headcount increased 20.7% to 362 at December 31, 2008 from 300 at December 31, 2007.

As of December 31, 2009, our research and development resources were allocated to the following projects: 69.3% to MicroStrategy 9, 1.1% to MicroStrategy 8, 15.8% to new project initiatives, and 13.8% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During 2009 and 2008, we recorded a provision for income taxes from continuing operations of $25.3 million and $29.0 million, respectively, resulting in an effective tax rate from continuing operations of 29.5% and 41.0%, respectively. The decrease in the effective tax rate with respect to 2009, as compared to the prior year, is primarily due to stronger results outside the U.S., a decrease in cross-border withholding taxes, an increase in research and development credits, and the absence in 2009 of a correction to the carrying value of our deferred tax assets for state net operating losses recognized in 2008. The $25.3 million provision for income taxes from continuing operations in 2009 included $15.0 million of taxes that were deferred and are primarily related to the non-cash use of domestic net operating loss carryforwards.

As of December 31, 2009, we had fully utilized our domestic net operating loss carryforwards, but still had foreign net operating loss carryforwards of $11.8 million that will begin to expire in 2011 and other temporary differences, carryforwards, and credits, which resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities of $19.0 million. As of December 31, 2009, we had a valuation allowance of $4.9 million primarily related to certain foreign net operating loss carryforward tax assets, that more likely than not, in our present estimation, will not be realized.

With the exception of previously taxed “Subpart F” income, we intend to indefinitely reinvest our undistributed earnings of certain foreign subsidiaries, in accordance with ASC 740 (formerly APB 23, “Accounting for Income Taxes, Special Areas”). Therefore, the annualized effective tax rate applied to our pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of these undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. No previously taxed foreign income was repatriated in 2009. Previously taxed foreign income of $1.0 million and $3.0 million was repatriated in 2008 and 2007, respectively.

During 2007, we recorded a provision for income taxes from continuing operations of $33.3 million, resulting in an effective tax rate of 36.0%. Our effective tax rate increased during 2008, as compared to 2007, primarily as a result of an increase in cross-border withholding taxes and certain adjustments to our U.S. and foreign deferred tax assets.

Discontinued Operations. In March 2008, we committed to a plan to sell our Alarm.com business, which focuses outside of the business intelligence software and services market. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. ASC 360 requires that we report this business as “discontinued” on our Consolidated Statements of Operations, because we do not have continuing involvement in, or cash flows from, this operation following its divestiture.

As such, revenues and expenses associated with the Alarm.com business are classified as discontinued operations for all periods represented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and income (loss) from discontinued operations, net of tax, (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
Gain on sale of discontinued operations, net of tax	$14,437	$—	$—	n/a	n/a
Income (loss) from discontinued operations, net of tax	(107)	65	(740)	-264.6%	108.8%

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represents product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2009	2008	2007
Current:
Deferred product licenses revenue	$11,726	$6,024	$3,523
Deferred product support revenue	120,389	105,123	99,885
Deferred other services revenue	14,363	13,249	15,692

	146,478	124,396	119,100
Less: billed and unpaid deferred revenue	(68,695)	(57,901)	(54,866)

	$77,783	$66,495	$64,234

Non-current:
Deferred product licenses revenue	$542	$696	$290
Deferred product support revenue	5,090	5,690	1,587
Deferred other services revenue	279	40	59

	5,911	6,426	1,936
Less: billed and unpaid deferred revenue	(2,066)	(4,747)	(568)

	$3,845	$1,679	$1,368

We offset our accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2009 and 2008, as compared to the prior years, was primarily attributable to the growth in the number of technical support contracts in our installed customer base and a high percentage of technical support renewals from our existing contracts.

Including billed and unpaid deferred revenue, we expect to recognize approximately $146.5 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2009, we have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2014, totaling approximately $82.2 million. As of December 31, 2008, the future minimum commitments by our customers to purchase products, product support or other services through 2013, totaled approximately $52.5 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On December 31, 2009 and 2008, we had $224.8 million and $122.9 million, respectively, in cash and cash equivalents. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases and collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2009, we had $1.0 million in cash collateral posted under the security agreement, all of which is invested in money market funds. In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part I, Item 3. “Legal Proceedings.” As a result of the settlement of the Business Objects litigation in December 2009, the standby letter of credit was cancelled in January 2010.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. As of December 31, 2009, we had repurchased an aggregate of 2,469,473 shares of our class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

During 2009, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. During 2008, we repurchased an aggregate of 118,408 shares of our class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program.

Subsequent to December 31, 2009, and through February 16, 2010, we repurchased an aggregate of 35,000 shares of class A common stock at an average price per share of $79.53 and an aggregate cost of $2.8 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

On January 31, 2007, we entered into an agreement to purchase a corporate aircraft for an aggregate purchase price of $46.3 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. On December 21, 2009, we made the final payment of $13.8 million upon delivery of the aircraft.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia. The term of the new lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements, based on the currently expected due dates of the various installments (in thousands):

	Year ending December 31,					Thereafter	Total
	2010	2011	2012	2013	2014
Contractual Obligations:
Operating leases	10,190	10,412	10,976	10,382	9,526	55,323	106,809

Total	$10,190	$10,412	$10,976	$10,382	$9,526	$55,323	$106,809

As of December 31, 2009, we had $12.2 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $96.4 million, $88.9 million and $97.9 million during 2009, 2008 and 2007, respectively. The major components of net cash provided by operating activities for 2009 were net income of $60.5 million, a $16.1 million decrease in net deferred tax assets, a $12.1 million increase in deferred revenue and advance payments, non-cash depreciation and amortization charges of $10.6 million, a $2.0 million increase in accrued compensation and employee benefits, a bad debt expense of $1.9 million and a $1.1 million increase in accounts payable and accrued expenses, partially offset by a $9.3 million increase in accounts receivable. The increase in net cash provided by operating activities during 2009, as compared to the prior year, was primarily attributable to an $18.7 million increase in net income from continuing operations, a $6.8 million increase in deferred revenue and advance payments, a $5.4 million increase in accounts receivable, a $4.8 million increase in net deferred tax assets, a $4.0 million decrease in accounts payable and accrued expenses, a $3.5 million decrease in accrued compensation and employee benefits and a $2.8 million increase in prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities of $2.6 million in 2009 consisted primarily of a $24.5 million increase in cash provided by discontinued operations, partially offset by $18.3 million in purchases of property and equipment and $4.2 million of capitalized software development costs. The increase in net cash provided by investing activities during 2009, as compared to the prior year, was primarily attributable to the $24.7 million increase in cash provided by discontinued operations, which consisted of the proceeds from the February 2009 sale of our equity interest in Alarm.com, a $25.0 million decrease in advance deposits attributable to the corporate aircraft, a $13.1 million increase in purchases of property and equipment and a $9.4 million decrease in capitalized software development costs.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $2.1 million during 2009. Net cash used in financing activities was $5.9 million and $82.5 million during 2008 and 2007, respectively. Net cash provided by financing activities for 2009 consisted of proceeds from the sale of class A common stock from the exercise of stock options of $1.2 million and a $0.9 million increase in excess tax benefits from stock-based arrangements, partially offset by a distribution to minority shareholders of our former Alarm.com subsidiary of $60,000. The increase in net cash provided by financing activities during 2009, as compared to 2008, was primarily attributable to a decrease in purchases of treasury stock of $8.4 million, partially offset by a $0.9 million decrease in proceeds from the sale of class A common stock from the exercise of stock options.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2009, we had $1.0 million in cash collateral posted under the security agreement.

In March 2009, we arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim discussed in Part I, Item 3. “Legal Proceedings.” As a result of the settlement of the Business Objects litigation in December 2009, the standby letter of credit was cancelled in January 2010. As of December 31, 2009, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards and all references in this Annual Report on Form 10-K now reflect corresponding topics of the Codification.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate investments are subject to interest rate risk and may fall in value if interest rates increase.

As of December 31, 2009, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 40.0%, 40.4% and 38.0% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. Further information on the impact of foreign currency exchange rate fluctuations on current and comparable periods is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2009 and 2008, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.5% and 1.1%, respectively. The reduction in exposure as of December 31, 2009 as compared to December 31, 2008 was primarily due to our reduction of cash balances in non-U.S. dollar based bank accounts. If average exchange rates in 2009 had changed unfavorably by 10%, our 2009 revenues would have decreased by 2.8%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors — Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees — Compensation Committee” in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

			Page
		Report of Independent Registered Public Accounting Firm	56
		Consolidated Financial Statements:
		Balance Sheets	57
		Statements of Operations	58
		Statements of Stockholders’ Equity	59
		Statements of Cash Flows	61
		Notes to Consolidated Financial Statements	62

	2.	Consolidated Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	83

	3.	Exhibits

(b)	Exhibits

	We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

(c)	Financial Statement Schedule

	The following financial statement schedule is filed herewith:

	Schedule II — Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

In our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/    Grant Thornton LLP

McLean, Virginia

February 24, 2010

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$224,769	$122,915
Restricted cash and investments	549	619
Accounts receivable, net	56,399	49,670
Prepaid expenses and other current assets	10,861	9,518
Deferred tax assets, net	12,642	26,743
Assets held-for-sale	—	4,964

Total current assets	305,220	214,429
Property and equipment, net	54,906	8,978
Capitalized software development costs, net	13,431	14,823
Deposits and other assets	3,283	36,804
Deferred tax assets, net	6,490	17,105

Total assets	$383,330	$292,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,460	$27,697
Accrued compensation and employee benefits	46,277	42,634
Deferred revenue and advance payments	77,783	66,495
Deferred tax liabilities	115	—
Liabilities held-for-sale	—	6,325

Total current liabilities	152,635	143,151
Deferred revenue and advance payments	3,845	1,679
Other long-term liabilities	12,622	9,268

Total liabilities	169,102	154,098

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,302 shares issued and 9,255 shares outstanding, and 14,167 shares issued and 9,120 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,694 and 2,770 shares issued and outstanding, respectively	3	3
Additional paid-in capital	453,170	450,953
Treasury stock, at cost; 5,047 shares	(366,191)	(366,191)
Accumulated other comprehensive income	604	1,471
Retained earnings	126,628	51,791

Total Stockholders’ Equity	214,228	138,041

Total Liabilities and Stockholders’ Equity	$383,330	$292,139

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product licenses	$101,856	$95,924	$100,344
Product support and other services	275,932	264,469	235,029

Total revenues	377,788	360,393	335,373

Cost of revenues:
Product licenses	6,607	1,877	3,055
Product support and other services	59,996	61,529	47,486

Total cost of revenues	66,603	63,406	50,541

Gross profit	311,185	296,987	284,832

Operating expenses:
Sales and marketing	128,472	137,683	110,436
Research and development	41,796	30,571	35,171
General and administrative	54,613	60,933	49,514

Total operating expenses	224,881	229,187	195,121

Income from continuing operations before financing and other income and income taxes	86,304	67,800	89,711

Financing and other (expense) income:
Interest income, net	955	2,266	3,674
Other (expense) income, net	(1,459)	705	(866)

Total financing and other (expense) income	(504)	2,971	2,808

Income from continuing operations before taxes	85,800	70,771	92,519
Provision for income taxes	25,293	29,003	33,311

Income from continuing operations	60,507	41,768	59,208

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($11,190, $0 and $0, respectively)	14,437	—	—
(Loss) income from discontinued operations, net of tax (benefit) provision (($54), $534 and ($591), respectively)	(107)	65	(740)

Discontinued operations, net of tax	14,330	65	(740)

Net Income	$74,837	$41,833	$58,468

Basic earnings (loss) per share (1):
From continuing operations	$5.08	$3.51	$4.80
From discontinued operations	$1.20	$0.01	$(0.06)

Basic earnings per share	$6.28	$3.52	$4.74

Weighted average shares outstanding used in computing basic earnings per share	11,906	11,886	12,325

Diluted earnings (loss) per share (1):
From continuing operations	$4.92	$3.39	$4.61
From discontinued operations	$1.17	$0.01	$(0.06)

Diluted earnings per share	$6.09	$3.40	$4.55

Weighted average shares outstanding used in computing diluted earnings per share	12,284	12,303	12,853

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2007	13,972	$14	2,775	$3	$440,768	(4,054)	$(268,776)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Adoption of FIN 48	—	—	—	—	—	—	—
Conversion of class B to class A common stock	5	—	(5)	—	—	—	—
Issuance of class A common stock under stock option plans	136	—	—	—	3,291	—	—
Purchases of treasury stock	—	—	—	—	—	(875)	(89,028)
Tax effect of stock option exercises	—	—	—	—	3,622	—	—
Stock option compensation expense	—	—	—	—	548	—	—

Balance at December 31, 2007	14,113	$14	2,770	$3	$448,229	(4,929)	$(357,804)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Issuance of class A common stock under stock option plans	54	—	—	—	2,104	—	—
Purchases of treasury stock	—	—	—	—	—	(118)	(8,387)
Tax effect of stock option exercises	—	—	—	—	563	—	—
Stock option compensation expense	—	—	—	—	57	—	—

Balance at December 31, 2008	14,167	$14	2,770	$3	$450,953	(5,047)	$(366,191)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	76	—	(76)	—	—	—	—
Issuance of class A common stock under stock option plans	59	—	—	—	1,216	—	—
Tax effect of stock option exercises	—	—	—	—	1,055	—	—
Stock option compensation expense	—	—	—	—	6	—	—
Distribution to Alarm.com minority shareholders	—	—	—	—	(60)	—	—

Balance at December 31, 2009	14,302	$14	2,694	$3	$453,170	(5,047)	$(366,191)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2007	$(1)	$3,124	$(41,981)	$133,151

Net income	—	—	58,468	58,468
Change in unrealized gain on investments, net of applicable taxes	(8)	—	—	(8)
Foreign currency translation adjustment	—	(186)	—	(186)

Comprehensive income	—	—	—	58,274
Adoption of FIN 48	—	—	(6,529)	(6,529)
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	3,291
Purchases of treasury stock	—	—	—	(89,028)
Tax effect of stock option exercises	—	—	—	3,622
Stock option compensation expense	—	—	—	548

Balance at December 31, 2007	$(9)	$2,938	$9,958	$103,329

Net income	—	—	41,833	41,833
Change in unrealized gain on investments, net of applicable taxes	(5)	—	—	(5)
Foreign currency translation adjustment	—	(1,453)	—	(1,453)

Comprehensive income	—	—	—	40,375
Issuance of class A common stock under stock option plans	—	—	—	2,104
Purchases of treasury stock	—	—	—	(8,387)
Tax effect of stock option exercises	—	—	—	563
Stock option compensation expense	—	—	—	57

Balance at December 31, 2008	$(14)	$1,485	$51,791	$138,041

Net income	—	—	74,837	74,837
Change in unrealized gain on investments, net of applicable taxes	15	—	—	15
Foreign currency translation adjustment	—	(882)	—	(882)

Comprehensive income	—	—	—	73,970
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	1,216
Tax effect of stock option exercises	—	—	—	1,055
Stock option compensation expense	—	—	—	6
Distribution to Alarm.com minority shareholders	—	—	—	(60)

Balance at December 31, 2009	$1	$603	$126,628	$214,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$74,837	$41,833	$58,468
Plus: (Income) loss from discontinued operations, net	(14,330)	(65)	740

Income from continuing operations	60,507	41,768	59,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,631	6,399	7,557
Bad debt expense	1,863	2,029	1,370
Deferred taxes	16,146	20,925	26,137
Stock-based compensation	—	46	528
Excess tax benefits from stock-based payment arrangements	(907)	(422)	(3,270)
Other, net	10	72	160
Changes in operating assets and liabilities:
Accounts receivable	(9,264)	(3,862)	4,879
Prepaid expenses and other current assets	(1,168)	1,643	(3,301)
Deposits and other assets	553	157	(1,434)
Accounts payable and accrued expenses	1,076	5,102	(2,402)
Accrued compensation and employee benefits	2,041	5,574	5,784
Deferred revenue and advance payments	12,108	5,278	4,119
Other long-term liabilities	3,319	190	1,244

Net cash provided by operating activities from continuing operations	96,915	84,899	100,579
Net cash (used in) provided by operating activities from discontinued operations	(472)	4,019	(2,683)

Net cash provided by operating activities	96,443	88,918	97,896

Investing activities:
Advance deposits on purchases of property and equipment	—	(25,000)	(7,500)
Purchases of property and equipment	(18,265)	(5,167)	(3,426)
Capitalized software development costs	(4,218)	(13,575)	(2,650)
Decrease in restricted cash and investments	575	1,100	931

Net cash used in investing activities from continuing operations	(21,908)	(42,642)	(12,645)
Net cash provided by (used in) investing activities from discontinued operations	24,546	(160)	(50)

Net cash provided by (used in) investing activities	2,638	(42,802)	(12,695)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,216	2,104	3,293
Excess tax benefits from stock-based payment arrangements	907	422	3,270
Purchases of treasury stock	—	(8,387)	(89,028)
Distribution to Alarm.com minority shareholders	(60)	—	—

Net cash provided by (used in) financing activities from continuing operations	2,063	(5,861)	(82,465)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by (used in) financing activities	2,063	(5,861)	(82,465)
Effect of foreign exchange rate changes on cash and cash equivalents	710	(2,534)	3,478

Net increase in cash and cash equivalents	101,854	37,721	6,214
Cash and cash equivalents, beginning of period	122,915	85,194	78,980

Cash and cash equivalents, end of period	$224,769	$122,915	$85,194

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$48	$98	$23

Cash paid during the year for income taxes	$9,689	$5,787	$5,217

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

MicroStrategy’s current software platform, MicroStrategy 9, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports and alerts about the users’ business processes. The web-based architecture of MicroStrategy 9 provides reporting, security, performance and standards that are critical for web deployment. MicroStrategy’s products can be deployed on company intranets to provide employees with information to make better, more cost-effective business decisions. With extranet deployments, enterprises can use the MicroStrategy software platform to build stronger relationships by linking customers and suppliers via the Internet. MicroStrategy facilitates customer success with a comprehensive offering of consulting, education, technical support and technical advisory services for its customers and strategic partners.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company evaluated its December 31, 2009 financial statements for subsequent events through February 24, 2010, the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition. The Company has disclosed a required subsequent event in Note 17.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business, as determined pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 360, “Property, Plant and Equipment” (“ASC 360”) (formerly Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, or SFAS 144). In March 2008, the Company committed to a plan to sell its Alarm.com business, which focused outside of the business intelligence software and services market and completed the sale of this business in February 2009. The Alarm.com business provided web-enabled residential and commercial security and activity monitoring technology. Historical financial information presented in the consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current year presentation.

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases and collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of both December 31, 2009 and 2008, the Company had $1.0 million in cash collateral posted under the security agreement, all invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(d) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and the corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. The Company periodically evaluates the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value will be treated as a change in estimate and accounted for prospectively in the period of change and future periods.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain activities related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on a time period and/or use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense recognized in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product have been completed. Capitalized software development costs are amortized over the estimated product life of three years, on a straight-line basis.

Capitalized software development costs, net of accumulated amortization, were $13.4 million and $14.8 million as of December 31, 2009 and 2008, respectively. Amortization expense related to software development costs was $5.6 million, $1.1 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2009, 2008, and 2007, the Company capitalized software development costs of $4.2 million, $13.6 million and $2.7 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as future sales are adequate to support amortization costs.

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

As of December 31, 2009, the Company has also entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, product support or other services through 2014 totaling approximately $82.2 million. As of December 31, 2008, the future minimum commitments by the Company’s customers to purchase products, product support or other services through 2013, totaled approximately $52.5 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

(h) Revenue Recognition

MicroStrategy’s software revenue recognition policies are in accordance with ASC 985, “Software” (formerly the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended). Where applicable and in the case of software arrangements that require significant production, modification or customization of software, the Company follows the guidance in ASC 605, “Revenue Recognition” (formerly SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and SAB No. 104, “Revenue Recognition”).

The Company recognizes revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties;

2)	existence of a fixed or determinable fee;

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)	delivery of the software; and

4)	determination that collection of a fixed or determinable fee is reasonably assured.

For reseller transactions, we require evidence of sell-through to the end-user prior to recognition of revenue, in addition to the four criteria listed above.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using the vendor specific objective evidence of the fair value (“VSOE”) of the elements.

Product support revenue or post-contract support (PCS) is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate.

Revenue from consulting, education and other services is recognized as the services are performed. The Company’s VSOE for services other than PCS is determined based upon an analysis of its historical sales of each element when sold separately from software.

In accordance with ASC 985, for new offerings of services other than PCS or service offerings that have not had a sufficient history of sales activity, the Company initially establishes VSOE based on the list price as determined by management with the relevant authority. Each service offering has a single list price in each country where sold.

If VSOE exists for all undelivered elements and there is no such evidence of fair value established for delivered elements, the arrangement fee is first allocated to the elements where evidence of fair value has been established and the residual amount is allocated to the delivered elements. If evidence of fair value for any undelivered element of an arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain limited exceptions set forth in ASC 985.

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2009, 2008 and 2007.

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

License revenue derived from sales to resellers or original equipment manufacturers (“OEMs”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users provided all other revenue recognition criteria have been met. The Company’s standard software license and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under its standard product warranties, which the Company accounts for in accordance with ASC 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). During the last three fiscal years, the Company has not experienced any product returns related to warranty claims.

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

The application of ASC 985, as amended, requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

(i) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $0.3 million, $1.8 million, and $0.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009 and 2008, the Company had no prepaid advertising costs.

(j) Income Taxes

The Company is subject to federal, state, and local income taxes in many foreign countries and recognizes deferred taxes in accordance with ASC 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”) clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements. It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company is required to evaluate its tax positions taken pursuant to the guidelines contained in ASC 740. The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, would also be recognized as a component of income tax expense.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net loss of $1.6 million and $1.5 million in 2009 and 2007, respectively, and a net gain of $0.8 million in 2008, and are included in other (expense) income on the accompanying statements of operations.

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2009 and 2008, no individual customer accounted for 10% or more of net accounts receivable or 10% or more of revenue.

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair value. The fair market value for marketable securities is based on quoted market prices.

(o) Recent Accounting Standards

Effective July 1, 2009, the Company adopted ASC 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Codification superseded all existing non-SEC accounting and reporting standards and all references in this Annual Report on Form 10-K now reflect corresponding topics of the Codification.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Accounts Receivable

Accounts receivable, net of allowances, consisted of the following, as of December 31, (in thousands):

	2009	2008
Billed and billable	$130,714	$115,316
Less: billed and unpaid deferred revenue	(70,761)	(62,648)

	59,953	52,668
Less: allowance for doubtful accounts	(3,554)	(2,998)

	$56,399	$49,670

The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(4) Property and Equipment

Property and equipment consisted of the following, as of December 31, (in thousands):

	2009	2008
Transportation equipment	$48,085	$495
Computer equipment and purchased software	31,763	30,205
Furniture and equipment	13,221	12,948
Leasehold improvements	11,683	11,106
Internally developed software	4,444	4,444

	109,196	59,198
Less: accumulated depreciation and amortization	(54,290)	(50,220)

	$54,906	$8,978

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft with an aggregate purchase price of $46.3 million. On December 21, 2009, the Company took delivery of the aircraft. The capitalized costs of the aircraft are reflected in transportation equipment.

Depreciation and amortization expense related to property and equipment was $5.0 million, $5.3 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments from customers consisted of the following, as of December 31, (in thousands):

	2009	2008
Current:
Deferred product licenses revenue	$11,726	$6,024
Deferred product support revenue	120,389	105,123
Deferred other services revenue	14,363	13,249

	146,478	124,396
Less: billed and unpaid deferred revenue	(68,695)	(57,901)

	$77,783	$66,495

Non-current:
Deferred product licenses revenue	$542	$696
Deferred product support revenue	5,090	5,690
Deferred other services revenue	279	40

	5,911	6,426
Less: billed and unpaid deferred revenue	(2,066)	(4,747)

	$3,845	$1,679

The Company offsets accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

(6) Litigation

On November 8, 2007, Diagnostic Systems Corp. (DSC), a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against MicroStrategy and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The case was consolidated with Case No. SA CV 07-896 AG (MLGx) which was pending against other unrelated defendants. The consolidated complaint accused MicroStrategy of infringing U.S. Patent No. 5,537,590 (the ‘590 patent) directly, contributorily and by inducement, by making, using, selling and offering for sale in the United States the MicroStrategy 8 Business Intelligence Platform, when used with an appropriate database. The consolidated complaint accused MicroStrategy of willful infringement and sought damages, a finding that the case was exceptional and an award of attorneys’ fees, and preliminary and permanent injunctive relief. MicroStrategy answered the consolidated complaint on December 28, 2007, denied infringement, asserted affirmative defenses of non-infringement, invalidity and unenforceability, among others, and counter-claimed for declaratory judgment that the ‘590 patent was not infringed, was invalid, and was unenforceable. On April 27, 2009, MicroStrategy filed an amended answer and counterclaims, asserting that it was entitled to relief against Acacia Research Corporation, Acacia Patent Acquisition Corporation, and Acacia Technology Services Corporation, as well as Diagnostic Systems Corp. The parties reached a settlement with respect to the consolidated complaint and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. No provision for this matter has been made in the accompanying consolidated financial statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 9, 2006, Business Objects filed a motion seeking reimbursement from MicroStrategy of Business Objects’ attorneys’ fees and costs in the amount of $4.7 million. On March 25, 2008, the Court issued a memorandum opinion and an order. The Court awarded partial fees and expenses to Business Objects as the prevailing party. Business Objects was awarded reasonable fees and expenses for its defense after March 14, 2005 against the ‘796 patent, the ‘033 patent and claims 1, 2, 4, and 5 of the ‘432 patent. Business Objects’ motion for fees and expenses related to claims 6, 9, 10 and 13 of the ‘432 patent was denied. On November 20, 2008, the Court awarded Business Objects attorneys’ fees and costs of $2,245,263.87 for its defense of the ‘796 patent, the ‘033 patent and claims 1, 2, 4 and 5 of the ‘432 patent after March 14, 2005 and $138,399.02 for the preparation of the petition. During the first quarter of 2008, the Company recorded a $2.4 million accrued liability related to this claim in general and administrative expenses in the Company’s consolidated statement of operations. In December 2009, the parties reached a settlement. As part of the settlement, we made a payment in the amount of $1.0 million. The remaining accrual of $1.4 million was released in December 2009 and has been recorded as a reduction in general and administrative expense.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(7) Commitments and Contingencies

On January 31, 2007, the Company entered into an agreement to purchase a corporate aircraft with an aggregate purchase price of $46.3 million, payable in installments on various dates related to the completion of manufacturing and delivery of the aircraft. On December 21, 2009, the Company made the final payment of $13.8 million upon delivery of the aircraft.

Prior to making the final payment, the Company made payments of $5.0 million, $2.5 million and $25.0 million with regards to the aircraft in January 2007, September 2007 and October 2008, respectively, and recorded the amount of the payments in deposits and other assets. Upon delivery of the aircraft on December 21, 2009, these payments were reclassified to property and equipment.

In March 2009, the Company arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim. As a result of the settlement of the Business Objects litigation in December 2009 (Refer to Note 6), the standby letter of credit was cancelled in January 2010.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of December 31, 2009 or 2008. In July 2009, the Company received a letter from a customer asserting that the customer was entitled to indemnification from the Company in connection with patent infringement claims brought against the customer by a third party. The Company has not yet received information sufficient to allow the Company to determine whether the customer may be entitled to indemnification.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. Our principal offices are located in Northern Virginia and, as of December 31, 2009, consisted of approximately 152,000 square feet of leased facilities. The term of the lease expires in June 2010. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia. The term of the new lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements, based on the currently expected due dates of the various installments (in thousands):

Year	Amount
2010	$10,190
2011	10,412
2012	10,976
2013	10,382
2014	9,526
Thereafter	55,323

$106,809

Total rental expenses for the years ended December 31, 2009, 2008, and 2007 were $15.5 million, $16.2 million, and $14.5 million, respectively.

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

(8) Income Taxes

U.S. and international components of income from operations before income taxes were comprised of the following, for the years ended December 31, (in thousands):

	2009	2008	2007
U.S.	$49,362	$49,209	$66,364
Foreign	36,438	21,562	26,155

Total	$85,800	$70,771	$92,519

For the years ended December 31, the provision for income taxes from operations consisted of the following, (in thousands):

	2009	2008	2007
Current:
Federal	$2,853	$1,636	$1,243
State	2,737	967	1,131
Foreign	4,705	5,760	4,041

	$10,295	$8,363	$6,415

Deferred:
Federal	$13,352	$14,067	$22,773
State	1,429	4,711	3,687
Foreign	217	1,862	436

	$14,998	$20,640	$26,896

Total provision	$25,293	$29,003	$33,311

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, the provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows:

	2009	2008	2007
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	3.2%	3.1%	2.7%
Impact of international operations	-8.0%	-4.6%	-6.4%
Change in valuation allowance	-1.6%	1.4%	1.8%
Deferred tax adjustments and rate changes	-0.2%	2.6%	1.0%
Other permanent differences and federal credits	1.1%	3.5%	1.9%

Total	29.5%	41.0%	36.0%

The Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries, in accordance with ASC 740 (formerly APB 23, “Accounting for Income Taxes, Special Areas”). Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $86.3 million of undistributed earnings of its foreign subsidiaries at December 31, 2009, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. No previously taxed foreign income was repatriated in 2009. Previously taxed foreign income of $1.0 million and $3.0 million were repatriated in 2008 and 2007, respectively.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows, as of December 31, (in thousands):

	2009	2008
Deferred tax assets, net:
Net operating loss carryforwards	$3,784	$24,134
Tax credit/capital loss carryforwards	4,078	10,133
Amortization	8,962	8,105
Deferred revenue adjustment	2,276	1,440
Allowances and other accruals	12,006	11,981
Property and equipment	1,913	3,390
Other	3,952	2,332

	36,971	61,515
Valuation allowance	(4,910)	(5,670)

Deferred tax assets, net of valuation allowance	32,061	55,845

Deferred tax liabilities:
Prepaid expenses and other	2,487	1,662
Capitalized software development costs	7,424	5,781
Method changes	3,133	4,554

Total deferred tax liabilities	13,044	11,997

Total net deferred tax asset	$19,017	$43,848

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in unrecognized tax benefits is shown in the table below (in thousands).

Unrecognized tax benefits at January 1, 2009	$8,438
Increase (decrease) related to positions taken in prior period	2,408
Increase (decrease) related to positions taken in current period	1,978
Increase (decrease) related to settlement with tax authorities	(626)

Unrecognized tax benefits at December 31, 2009	$12,198

If recognized, $11.4 million of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits shown above is expected to increase by $2.0 to $3.0 million, inclusive of applicable interest and penalties, related to tax complexities of international operations. The amount of interest expense and penalties related to the above unrecognized tax benefits is not material.

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. Due to the Company’s net operating loss carryforward position in the U.S. until 2009, its tax years from 1999 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany for tax years 2005 to 2008, Spain for tax years 2005 to 2008, and the United Kingdom for tax years 2003 to 2008. The Company is currently under examination in Germany and the United Kingdom. The German audit for years 2000 through 2004 closed during 2009 with an audit assessment of approximately $0.6 million. To date there have been no other material audit assessments related to these audits in the U.S. or any of the applicable foreign jurisdictions.

The Company fully utilized its domestic net operating loss carryforwards in 2009. The Company had $11.8 million and $15.8 million of foreign net operating loss carryforwards as of December 31, 2009 and 2008, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $4.1 million and $10.1 million at December 31, 2009 and 2008, respectively, which begin to expire in 2015. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $4.9 million and $5.7 million at December 31, 2009 and 2008, respectively, primarily related to certain foreign net operating loss carryforward tax assets.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(9) Share-Based Compensation

(a) Company Stock Option Plans

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards to purchase the Company’s class A common stock. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over 5 years. The Company had 2.4 million shares of class A common stock authorized for option grants as of December 31, 2009. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

The fair value of each grant has been estimated using the Black-Scholes option-valuation model, and the related compensation expense is amortized over the requisite service period (generally the vesting period). Share-based compensation for the years ended December 31, 2009, 2008, and 2007 was not significant.

At December 31, 2009, all of the Company’s outstanding stock options had fully vested. The windfall tax benefit realized from the exercise of stock options was $0.9 million, $0.4 million and $3.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the status of MicroStrategy’s stock option plans is presented (in thousands, except per share data):

	Options Outstanding					Options Exercisable
		Price per Share					Weighted Average Exercise Price per Share
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Balance, January 1, 2007	1,273	$4.70	3,130.00	$98.63	$90,482	922	$128.08	$57,937
Granted	—	—	—	—
Exercised	(136)	4.70	107.50	24.29	$11,607
Canceled	(24)	7.50	1,880.00	286.61

Balance, December 31, 2007	1,113	$4.70	3,130.00	$103.64	$61,879	942	$118.51	$49,320
Granted	—	—	—	—
Exercised	(55)	5.00	61.15	38.59	$1,992
Canceled	(31)	23.00	2,920.00	267.33

Balance, December 31, 2008	1,027	$4.70	3,130.00	$103.63	$13,413	1,027	$103.63	$13,413
Granted	—	—	—	—
Exercised	(60)	4.70	41.99	19.39	$3,280
Canceled	(66)	11.91	1,769.40	342.97

Balance, December 31, 2009	901	$4.70	3,130.00	$92.96	$52,750	901	$92.96	$52,750

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of Exercise Prices per Share	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 4.70 - 5.00	62	2.6	$4.70	62	$4.70
5.01 - 10.00	—	0.0	—	—	—
10.01 - 20.00	2	2.7	14.67	2	14.67
20.01 - 35.00	646	2.9	21.23	646	21.23
35.01 - 60.00	—	2.7	38.21	—	38.21
60.01 - 125.00	3	1.1	102.15	3	102.15
125.01 - 250.00	100	0.8	209.25	100	209.25
250.01 - 500.00	76	0.5	381.29	76	381.29
500.01 - 1,000.00	—	0.2	868.28	—	868.28
1,000.01 - 3,130.00	12	0.1	1,644.71	12	1,644.71

	901	2.4	$92.96	901	$92.96

(b) Angel.com Stock Incentive Plan

MicroStrategy Incorporated’s wholly owned subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent and subsidiary corporations of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com.

During the year ended December 31, 2009, options to purchase 904,500 shares of class A common stock of Angel.com, representing 6.6% of the outstanding equity of Angel.com on a fully diluted basis, were granted to eligible participants under this plan. The stock options vest based on the satisfaction of both a performance and a continued service condition and expire ten years after grant. Compensation cost is recognized over the requisite service period of the award based on the probability of the achievement of the performance condition, reduced by the number of awards that are not expected to vest due to not meeting the continued service condition. For the year ended December 31, 2009, no share-based compensation expense was recognized for these awards.

The grant date fair value of the stock options was estimated using the Black-Scholes option-valuation model. The following ranges of assumptions were used in computing the fair value of the stock options for accounting purposes for the year ended December 31, 2009:

Black-Scholes assumptions:
Expected term of options in years	3.78 - 5.00
Expected volatility	62.8% - 63.9%
Risk-free interest rate	1.51% - 3.04%
Expected dividend yield	0.0%

The expected term was calculated using the “simplified” method because Angel.com’s equity shares are not traded in a public market and Angel.com does not have historical exercise data, volatility was estimated based on historical peer group industry data, and the risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant for the expected term.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Angel.com’s stock option plans is presented (in thousands, except per share data):

	Options Outstanding					Options Exercisable
		Price per Share					Weighted Average Exercise Price per Share
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Balance, December 31, 2008	—	$—	—	$—	$—	—	$—	$—
Granted	905	1.80	1.80	1.80
Exercised	—	—	—	—	$—
Canceled	(52)	1.80	1.80	1.80

Balance, December 31, 2009	853	$1.80	1.80	$1.80	$—	—	$—	$—

As of December 31, 2009, the outstanding stock options to purchase class A common stock of Angel.com had a weighted average remaining contractual life of 9.6 years and a weighted average exercise price of $1.80. Upon satisfaction of both the performance and continued service conditions, up to $0.5 million of share-based compensation expense would be recorded.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net income	$74,837	$41,833	$58,468
Foreign currency translation adjustment	(882)	(1,453)	(186)
Unrealized loss on short-term investments, net of applicable taxes	15	(5)	(8)

Comprehensive income	$73,970	$40,375	$58,274

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Income (loss) from:
Continuing operations, net of tax	$60,507	$41,768	$59,208
Discontinued operations, net of tax	14,330	65	(740)

Net income	$74,837	$41,833	$58,468

Denominator:
Weighted average common shares of class A common stock	9,212	9,116	9,555
Weighted average common shares of class B common stock	2,694	2,770	2,770

Total weighted average common stock shares outstanding	11,906	11,886	12,325
Effect of dilutive securities:
Employee stock options	378	417	528

Adjusted weighted average shares	12,284	12,303	12,853

Earnings per share:
Basic earnings (loss) per share
From continuing operations	$5.08	$3.51	$4.80
From discontinued operations	1.20	0.01	(0.06)

Basic earnings per share	$6.28	$3.52	$4.74

Diluted earnings (loss) per share:
From continuing operations	$4.92	$3.39	$4.61
From discontinued operations	1.17	0.01	(0.06)

Diluted earnings per share	$6.09	$3.40	$4.55

Stock options to purchase 191,000, 256,000, and 272,000 shares were excluded from the diluted loss per share computation for the years ended December 31, 2009, 2008, and 2007, respectively because the effect of their inclusion would have been anti-dilutive.

(12) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300 million to $800 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. As of December 31, 2009, the Company had repurchased an aggregate of 2,469,473 shares of class A common stock at an average price per share of $95.69 and an aggregate cost of $236.3 million pursuant to the 2005 Share Repurchase Program.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, the Company did not repurchase any shares of class A common stock pursuant to the 2005 Share Repurchase Program. During 2008, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and at an aggregate cost of $8.4 million. During 2007, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 874,606 shares of class A common stock at an average price per share of $101.79 and at an aggregate cost of $89.0 million.

Subsequent to December 31, 2009, and through February 16, 2010, the Company repurchased an aggregate of 35,000 shares of class A common stock at an average price per share of $79.53 and an aggregate cost of $2.8 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(13) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement and incidental benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company determined to make a matching contribution to each plan participant of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan of $1.9 million and $1.3 million during the years ended December 31, 2009 and 2008, respectively. No contributions were made during 2007.

(14) Discontinued Operations

In March 2008, in connection with its consideration of strategic alternatives relating to its non-core Alarm.com business, the Company committed to a plan to sell this business. The Company made the decision to sell Alarm.com in order to focus its resources on its core competency of business intelligence software and services. Accordingly, the financial results for Alarm.com were reclassified as discontinued operations at that time. For all periods presented, financial results for Alarm.com are classified as discontinued operations.

On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for consideration to the Company of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. As of December 31, 2008, the associated assets and liabilities of the Alarm.com business were classified as held-for-sale in accordance with ASC 360, and are presented in the following table (in thousands):

December 31, 2008
Assets:
Accounts receivable	$4,522
Prepaid expenses and other current assets	222
Property and equipment, net	220

Total assets	$4,964

Liabilities:
Accounts payable and accrued expenses	$1,868
Accrued compensation and employee benefits	1,008
Deferred revenue and advance payments	3,449

Total liabilities	$6,325

Net assets and liabilities of disposal group	$(1,361)

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenues, pre-tax gain on sale and pre-tax income (loss) generated by the Alarm.com business during the years ended December 31, (amounts in thousands):

	2009	2008	2007
Revenues	$2,217	$20,676	$15,301
Pre-tax gain on sale	$25,628	$—	$—
Pre-tax (loss) income	$(161)	$599	$(1,331)

(15) Segment Information

The Company operates in one reportable segment with two business units — business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business, which provides interactive voice response services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, according to geographic region (in thousands):

	Business Intelligence Software and Services			Other Domestic	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions
Year ended December 31, 2009
Total revenues	$212,604	$117,924	$33,284	$13,976	$377,788
Long-lived assets	65,594	2,835	1,988	1,203	71,620
Year ended December 31, 2008
Total revenues	$204,016	$113,861	$31,707	$10,809	$360,393
Long-lived assets	54,113	3,498	2,181	813	60,605
Year ended December 31, 2007
Total revenues	$200,813	$101,441	$26,007	$7,112	$335,373
Long-lived assets	17,311	3,683	1,771	481	23,246

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2009, 2008, and 2007, no individual foreign country accounted for 10% or more of consolidated total revenues.

Intercompany software fee charges to international operations of $48.4 million, $44.3 million and $44.5 million for 2009, 2008 and 2007 respectively, have been excluded from the above tables and eliminated in the consolidated financial statements.

For the years ended December 31, 2009, 2008, and 2007, no individual customer accounted for 10% or more of consolidated total revenues.

For the year ended December 31, 2009, no more than 10% of the Company’s consolidated assets were concentrated in any one country outside of the United States. For the years ended December 31, 2008 and 2007, total assets in Germany exceeded 10% of consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2009 and 2008. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2009
Revenues	$80,240	$87,759	$104,017	$105,772	$377,788
Gross profit	65,579	71,822	87,478	86,306	311,185
Net income from continuing operations	8,659	9,953	21,354	20,541	60,507
Income from discontinued operations, net of tax	14,316	14	—	—	14,330

Net income	22,975	9,967	21,354	20,541	74,837

Basic earnings per share:
From continuing operations	0.73	0.84	1.79	1.72	5.08
From discontinued operations	1.20	—	—	—	1.20

Basic earnings per share	1.93	0.84	1.79	1.72	6.28

Weighted average shares outstanding used in computing basic earnings per share	11,890	11,895	11,909	11,929	11,906
Diluted earnings per share:
From continuing operations	0.71	0.81	1.73	1.66	4.92
From discontinued operations	1.17	—	—	—	1.17

Diluted earnings per share	1.88	0.81	1.73	1.66	6.09

Weighted average shares outstanding used in computing diluted earnings per share	12,219	12,256	12,311	12,350	12,284

2008
Revenues	$85,904	$88,856	$90,628	$95,005	$360,393
Gross profit	71,398	72,747	73,902	78,940	296,987
Net income from continuing operations	8,961	7,898	11,072	13,837	41,768
Income (loss) from discontinued operations, net of tax	(663)	228	52	448	65

Net income	8,298	8,126	11,124	14,285	41,833

Basic earnings (loss) per share:
From continuing operations	0.75	0.66	0.93	1.16	3.51
From discontinued operations	(0.05)	0.02	0.01	0.04	0.01

Basic earnings per share	0.70	0.68	0.94	1.20	3.52

Weighted average shares outstanding used in computing basic earnings per share	11,927	11,870	11,887	11,889	11,886
Diluted earnings (loss) per share:
From continuing operations	0.72	0.64	0.90	1.13	3.39
From discontinued operations	(0.05)	0.02	—	0.04	0.01

Diluted earnings per share	0.67	0.66	0.90	1.17	3.40

Weighted average shares outstanding used in computing diluted earnings per share	12,381	12,324	12,306	12,226	12,303

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Subsequent Events

On February 6, 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company carries property insurance on the aircraft. However, the Company is in the earliest stages of assessing the extent of damage to the aircraft and, as a result, the Company is not able at this time to estimate the potential loss or any potential insurance recovery related to this event.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED (Registrant)

By:	/s/ MICHAEL J. SAYLOR
Name:	Michael J. Saylor
Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date:	February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/s/ DOUGLAS K. THEDE Douglas K. Thede	Executive Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	February 24, 2010

/s/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 24, 2010

/s/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 24, 2010

/s/ DAVID W. LARUE David W. Larue	Director	February 24, 2010

/s/ JARROD M. PATTEN Jarrod M. Patten	Director	February 24, 2010

/s/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 24, 2010

/s/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 24, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:
December 31, 2009	2,998	1,863	(1,307)	3,554
December 31, 2008	1,779	2,029	(810)	2,998
December 31, 2007	1,841	1,370	(1,432)	1,779
Deferred tax valuation allowance:
December 31, 2009	5,670	361	(1,121)	4,910
December 31, 2008	6,679	942	(1,951)	5,670
December 31, 2007	7,728	2,736	(3,785)	6,679

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Amended and Restated 1996 Stock Plan of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.2	Amended and Restated 1997 Stock Option Plan for French Employees of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.3	1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4	Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.6	Form of Stock Option Agreement entered into by non-employee directors under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.7	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.8	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.9	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.10	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.11	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.12	Summary of Compensation for Named Executive Officers.*

10.13	Summary of Compensation for Non-Employee Directors.*

10.14	Sublease Agreement, dated February 25, 2005, by and between the Company and Alcantara LLC (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on February 25, 2005 and incorporated by reference herein).*

Exhibit Number	Description
10.15	Deed of Lease, dated January 7, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).

10.16	First Amendment to Lease, dated August 9, 2000, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.17	Second Amendment to Lease, dated October 31, 2002, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

10.18	Third Amendment of Deed of Lease for Second Additional Space, dated September 20, 2006, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-24435) and incorporated by reference herein).

10.19	Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 000-24435) and incorporated by reference herein).*

10.20	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*
10.21†	Purchase Agreement, dated February 13, 2009, by and among the registrant, Backbone Partners, LLC, David B. Sherwood, Jr. and Alarm.com Holdings, Inc. (filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 000-24435) and incorporated by reference herein).

10.22	Executive Vice President, Worldwide Sales & Operations Bonus Plan 2009 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on May 1, 2009 and incorporated by reference herein).

10.23	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.24	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.25	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to our Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.