Form 10-Q
period 2010-03-31
MICROSTRATEGY INC
filed 2010-05-04
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 26, 2010 was 9,088,066 and 2,694,362, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$231,862	$224,769
Restricted cash and investments	1,026	549
Accounts receivable, net	43,317	56,399
Prepaid expenses and other current assets	12,363	10,861
Deferred tax assets, net	12,778	12,642

Total current assets	301,346	305,220

Property and equipment, net	54,793	54,906
Capitalized software development costs, net	11,724	13,431
Deposits and other assets	2,420	3,283
Deferred tax assets, net	5,214	6,490

Total assets	$375,497	$383,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,414	$28,460
Accrued compensation and employee benefits	30,306	46,277
Deferred revenue and advance payments	96,680	77,783
Deferred tax liabilities	189	115

Total current liabilities	150,589	152,635

Deferred revenue and advance payments	3,550	3,845
Other long-term liabilities	15,496	12,622

Total liabilities	169,635	169,102

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,305 shares issued and 9,088 shares outstanding, and 14,302 shares issued and 9,255 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,694 shares issued and outstanding	3	3
Additional paid-in capital	453,248	453,170
Treasury stock, at cost; 5,217 and 5,047 shares, respectively	(380,744)	(366,191)
Accumulated other comprehensive (loss) income	(188)	604
Retained earnings	133,529	126,628

Total Stockholders’ Equity	205,862	214,228

Total Liabilities and Stockholders’ Equity	$375,497	$383,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product licenses	$17,954	$16,971
Product support and other services	75,436	63,269

Total revenues	93,390	80,240

Cost of revenues:
Product licenses	1,915	596
Product support and other services	19,709	14,065

Total cost of revenues	21,624	14,661

Gross profit	71,766	65,579

Operating expenses:
Sales and marketing	33,387	30,530
Research and development	12,331	7,839
General and administrative	18,460	14,344

Total operating expenses	64,178	52,713

Income from continuing operations before financing and other income and income taxes	7,588	12,866

Financing and other income:
Interest income, net	102	145
Other income, net	2,849	536

Total financing and other income	2,951	681

Income from continuing operations before income taxes	10,539	13,547
Provision for income taxes	3,638	4,888

Income from continuing operations	6,901	8,659

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $11,121, respectively)	—	14,423
Loss from discontinued operations, net of tax benefit ($0 and $54, respectively)	—	(107)

Discontinued operations, net of tax	—	14,316

Net Income	$6,901	$22,975

Basic earnings per share (1):
From continuing operations	$0.58	$0.73
From discontinued operations	$—	$1.20

Basic earnings per share	$0.58	$1.93

Weighted average shares outstanding used in computing basic earnings per share	11,890	11,890

Diluted earnings per share (1):
From continuing operations	$0.56	$0.71
From discontinued operations	$—	$1.17

Diluted earnings per share	$0.56	$1.88

Weighted average shares outstanding used in computing diluted earnings per share	12,303	12,219

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$6,901	$22,975
Less: Income from discontinued operations, net	—	(14,316)

Income from continuing operations	6,901	8,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182	1,770
Bad debt expense	691	222
Deferred taxes	1,162	2,823
Excess tax benefits from stock-based payment arrangements	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	11,185	9,281
Prepaid expenses and other current assets	(2,473)	(609)
Deposits and other assets	781	354
Accounts payable and accrued expenses	(4,435)	(1,651)
Accrued compensation and employee benefits	(15,276)	(14,677)
Deferred revenue and advance payments	20,293	16,960
Other long-term liabilities	2,878	(23)

Net cash provided by operating activities from continuing operations	24,877	23,109
Net cash used in operating activities from discontinued operations	—	(472)

Net cash provided by operating activities	24,877	22,637

Investing activities:
Purchases of property and equipment	(1,411)	(1,131)
Capitalized software development costs	—	(4,218)
Decrease in restricted cash and investments	275	23

Net cash used in investing activities from continuing operations	(1,136)	(5,326)
Net cash provided by investing activities from discontinued operations	—	24,546

Net cash (used in) provided by investing activities	(1,136)	19,220

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	60	19
Excess tax benefits from stock-based payment arrangements	12	—
Purchases of treasury stock	(14,553)	—
Distribution to Alarm.com minority shareholders	—	(60)

Net cash used in financing activities from continuing operations	(14,481)	(41)
Net cash provided by financing activities from discontinued operations	—	—

Net cash used in financing activities	(14,481)	(41)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,167)	(2,538)

Net increase in cash and cash equivalents	7,093	39,278
Cash and cash equivalents, beginning of period	224,769	122,915

Cash and cash equivalents, end of period	$231,862	$162,193

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2009, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases and collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2010 and December 31, 2009, the Company had $0.7 million and $1.0 million, respectively, in cash collateral posted under the security agreement, all of which was invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(3) Accounts Receivable

Accounts receivable, net of allowances, (in thousands) consisted of the following, as of:

	March 31, 2010	December 31, 2009
Billed and billable	$97,378	$130,714
Less: unpaid deferred revenue	(50,288)	(70,761)

	47,090	59,953
Less: allowance for doubtful accounts	(3,773)	(3,554)

	$43,317	$56,399

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31, 2010	December 31, 2009
Current:
Deferred product licenses revenue	$12,269	$11,726
Deferred product support revenue	118,714	120,389
Deferred other services revenue	13,786	14,363

	144,769	146,478
Less: unpaid deferred revenue	(48,089)	(68,695)

	$96,680	$77,783

Non-current:
Deferred product licenses revenue	$535	$542
Deferred product support revenue	4,965	5,090
Deferred other services revenue	249	279

	5,749	5,911
Less: unpaid deferred revenue	(2,199)	(2,066)

	$3,550	$3,845

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(5) Litigation

The Company is involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(6) Commitments and Contingencies

In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The new lease provides for an abatement of base rent until March 2011. The term of the new lease expires in December 2020.

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC metropolitan area. The Company carries property insurance on the aircraft. The Company’s ability to assess the damage to the aircraft has been impeded due to the state of the collapsed hangar in which the aircraft remains detained. As a result, the Company is not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of March 31, 2010 or December 31, 2009.

(7) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. For the three months ended March 31, 2010, the Company repurchased an aggregate of 169,547 shares of its class A common stock at an average price per share of $85.83 and an aggregate cost of $14.6 million pursuant to the 2005 Share Repurchase Program. As of March 31, 2010, the Company had repurchased an aggregate of 2,639,020 shares of its class A common stock at an average price per share of $95.05 and an aggregate cost of $250.9 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 1999 and forward that were used in later tax years. The Company is currently under tax examination in Germany and the United Kingdom.

As of March 31, 2010, the Company has recorded in other long term liabilities an amount for uncertain income tax positions in the amount of $13.2 million. If recognized, $12.4 million of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits could increase between $2.0 and $3.0 million due to the Company’s international operations. The Company recognizes estimated accrued interest related primarily to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of March 31, 2010, the amount of accrued interest expense on unrecognized income tax benefits was not significant.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance (in thousands), as of:

	March 31, 2010	December 31, 2009
Deferred tax assets	$22,354	$23,927
Valuation allowance	(4,551)	(4,910)

Deferred tax assets, net of valuation allowance	$17,803	$19,017

The valuation allowance as of March 31, 2010 and December 31, 2009 primarily relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2010. The Company also records discrete items in each respective period as appropriate. For the three months ended March 31, 2010 and 2009, the Company’s consolidated effective tax rate from continuing operations was 34.5% and 36.1%, respectively. The Company’s effective tax rate from continuing operations for the three months ended March 31, 2010 decreased as compared to the three months ended March 31, 2009, due primarily to an increased proportion of foreign income taxed at lower rates and the benefit derived from the release of foreign valuation allowances.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution.

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is not more likely than not that such deferred tax assets are realizable.

(9) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. The Company had 2.5 million shares of class A common stock authorized for option grants as of March 31, 2010. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy Incorporated’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. During the three months ended March 31, 2010 and 2009, Angel.com did not grant any options to purchase shares of class A common stock of Angel.com. Angel.com had 0.6 million shares of its class A common stock authorized for option grants as of March 31, 2010.

Share-based compensation expense for the three months ended March 31, 2010 and 2009 was not significant.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net income	$6,901	$22,975
Foreign currency translation adjustment	(791)	(418)
Unrealized loss on short-term investments, net of applicable taxes	(1)	—

Comprehensive income	$6,109	$22,557

(11) Common Equity and Earnings per Share

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

(12) Discontinued Operations

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

The following table summarizes the revenues, pre-tax gain on sale and pre-tax loss (in thousands) generated by the Alarm.com business for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
Revenues	$2,217
Pre-tax gain on sale	$25,544
Pre-tax loss	$(161)

(13) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” includes the Company’s Angel.com business, which provides interactive voice response services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets (in thousands), according to geographic region:

	Business Intelligence Software and Services			Other
	Domestic	EMEA	Other Regions	Domestic	Consolidated
Geographic regions:
Three months ended March 31, 2010
Total revenues	$52,565	$27,577	$9,150	$4,098	$93,390
Long-lived assets	63,055	2,743	2,008	1,131	$68,937
Three months ended March 31, 2009
Total revenues	$45,016	$25,584	$6,981	$2,659	$80,240
Long-lived assets	57,066	2,917	1,981	1,554	$63,518

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2010 and 2009, no individual foreign country accounted for 10% or more of total consolidated revenues.

As of March 31, 2010 and 2009, no more than 10% of the Company’s consolidated assets were concentrated in any one country outside of the United States. For the three months ended March 31, 2010 and 2009, no individual customer accounted for 10% or more of total consolidated revenues.

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

For the three months ended March 31, 2010, we operated one non-core business, Angel.com, which focuses outside of the BI software and services market. For the three months ended March 31, 2009, we operated two non-core businesses which focused outside of the BI software and services market – Alarm.com, which we operated during a portion of such period, and Angel.com, which we operated during all of such period. Alarm.com was a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response services.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, in our consolidated statements of operations, we classified the operations of the Alarm.com business as income from discontinued operations, net of tax, because we did not have significant continuing involvement or cash flows from this business following the divestiture.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2010 and 2009:

	Core BI Business		Angel.com		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Revenues
Product licenses	$17,954	$16,971	$—	$—	$17,954	$16,971
Product support and other services	71,338	60,610	—	—	71,338	60,610
Angel.com services	—	—	4,098	2,659	4,098	2,659

Total revenues	89,292	77,581	4,098	2,659	93,390	80,240

Cost of revenues
Product licenses	1,915	596	—	—	1,915	596
Product support and other services	18,155	13,027	—	—	18,155	13,027
Angel.com services	—	—	1,554	1,038	1,554	1,038

Total cost of revenues	20,070	13,623	1,554	1,038	21,624	14,661

Gross profit	69,222	63,958	2,544	1,621	71,766	65,579

Operating expenses
Sales and marketing	31,887	29,358	1,500	1,172	33,387	30,530
Research and development	11,658	6,827	673	1,012	12,331	7,839
General and administrative	17,946	13,907	514	437	18,460	14,344

Total operating expenses	61,491	50,092	2,687	2,621	64,178	52,713

Income (loss) from operations	$7,731	$13,866	$(143)	$(1,000)	$7,588	$12,866

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

•

forming a “High Performance and Scalability Lab”, creating a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes;

•	developing and offering mobile application platforms for creating and deploying BI applications to users of mobile devices;

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

As part of these initiatives, we anticipate significantly increasing our headcount during 2010 to expand our research and development, sales, consulting and product support organizations. As a result, we expect our cost of revenues and operating expenses will continue to increase during 2010.

General worldwide economic conditions have experienced a significant prolonged downturn and, despite some signs of economic recovery, remain uncertain. These conditions have caused some of our customers and potential customers to slow spending on our products and services, which may delay and lengthen sales cycles. In addition, customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may seek to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers.

In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The lease provided for the prepayment of the first month’s base rent upon execution of the lease, and granted an abatement of base rent until March 2011. Notwithstanding the rent abatement, we will recognize lease expense ratably over the term of the lease. As we will continue to pay rent and recognize lease expense on our existing corporate headquarters until late 2010, we expect a one-time increase in operating expenses of approximately $5.1 million for the remainder of the year.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC metropolitan area. We carry property insurance on the aircraft. Our ability to assess the damage to the aircraft has been impeded due to the state of the collapsed hangar in which the aircraft remains detained. As a result, we are not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to software development costs, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 850, “Related Party Disclosures”.

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009. Since December 31, 2009, there have been no significant changes to our critical accounting estimates and policies.

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

	Three Months Ended March 31,
	2010	2009
International product licenses revenues	$567	$(1,131)
International product support revenues	1,685	(3,427)
International other services revenues	621	(1,211)

Cost of product support revenues	69	(201)
Cost of other services revenues	647	(1,001)
Sales and marketing expenses	1,159	(2,579)
General and administrative expenses	344	(678)

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2009 to 2010, international product licenses revenues would have been $7.4 million rather than $8.0 million for the three months ended March

31, 2010. If there had been no change to foreign currency exchange rates from 2009 to 2010, sales and marketing expenses for our core BI business would have been $30.7 million rather than $31.9 million for the three months ended March 31, 2010.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Product Licenses Revenues:
Domestic	$9,986	$8,284	20.5%
International	7,968	8,687	-8.3%

Total product licenses revenues	$17,954	$16,971	5.8%

	Three Months Ended
	March 31,
	2010	2009
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	0	1
From $500,000 to $1.0 million of licenses revenue recognized	2	4

Total	2	5

Domestic:
Above $1.0 million of licenses revenue recognized	0	0
From $500,000 to $1.0 million of licenses revenue recognized	2	2

Total	2	2

International:
Above $1.0 million of licenses revenue recognized	0	1
From $500,000 to $1.0 million of licenses revenue recognized	0	2

Total	0	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$—	$2,177	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,538	2,401	-35.9%
Below $500,000 of licenses revenue recognized	16,416	12,393	32.5%

Total	17,954	16,971	5.8%

Domestic:
Above $1.0 million of licenses revenue recognized	—	—	0.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,538	1,104	39.3%
Below $500,000 of licenses revenue recognized	8,448	7,180	17.7%

Total	9,986	8,284	20.5%

International:
Above $1.0 million of licenses revenue recognized	—	2,177	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	—	1,297	-100.0%
Below $500,000 of licenses revenue recognized	7,968	5,213	52.8%

Total	$7,968	$8,687	-8.3%

For the three months ended March 31, 2010 and 2009, product licenses transactions with at least $500,000 of recognized revenue represented 8.6% and 27.0%, respectively, of our product licenses revenues. For the three months ended March 31, 2010, our top three product licenses transactions totaled $2.0 million of recognized revenue, compared to $3.5 million for the three months ended March 31, 2009, or 11.3% and 20.5% of total product licenses revenues, respectively.

Product licenses revenues increased 5.8% for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to an increase in the average deal size of transactions below $500,000 of recognized revenue and favorable changes in foreign currency exchange rates partially offset by a decrease in international transactions with at least $500,000 of recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased 20.5% for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to an increase in the average deal size of domestic transactions.

International product licenses revenues. International product licenses revenues decreased 8.3% for the three months ended March 31, 2010, as compared to the same period in the prior year, due to a decrease in the number of international transactions with at least $500,000 of recognized revenue, partially offset by favorable changes in foreign currency exchange rates and an increase in the average deal size of transactions below $500,000 of recognized revenue.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and percentage changes for the periods indicated:

	March 31,		%
	2010	2009	Change
Product Support and Other Services Revenues:
Domestic	$28,888	$26,782	7.9%
International	21,101	17,751	18.9%

Total product support revenues	49,989	44,533	12.3%

Consulting	17,726	12,799	38.5%
Education	3,623	3,278	10.5%

Total product support and other services revenues	$71,338	$60,610	17.7%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three months ended March 31, 2010, as compared to the same period in the prior year. Contributing to this increase was a 12.6% growth in the number of technical support contracts, which includes a high percentage of maintenance renewals from existing contracts, and favorable changes in foreign currency exchange rates, partially offset by a decrease in average annual prices.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three months ended March 31, 2010, as compared to the same period in the prior year, due to an increase in billable hours and favorable changes in foreign currency exchange rates, partially offset by a decrease in the average hourly rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to an increase in average training prices and favorable changes in foreign currency exchange rates, partially offset by a decrease in the number of students trained.

Angel.com revenues. The following table sets forth Angel.com revenues (in thousands) and percentage change for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Angel.com services	4,098	2,659	54.1%

Angel.com services revenues increased for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to an increase in the number of customers, an increase in the number of higher-value contracts and additional services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Cost of Revenues:
Product licenses	$1,915	$596	221.3%
Product support	2,805	2,602	7.8%
Consulting	13,638	9,091	50.0%
Education	1,712	1,334	28.3%
Angel.com services	1,554	1,038	49.7%

Total cost of revenues	$21,624	$14,661	47.5%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The increase in cost of product licenses revenues for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize the remaining balance of $11.7 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the three-year period following the release.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in staffing levels. Product support headcount increased 8.0% to 121 at March 31, 2010 from 112 at March 31, 2009.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased for the three months ended March 31, 2010, as compared to the same period in the prior year, with 53.3% of the increase attributable to an increased usage in billable subcontractors, 33.2% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels and 7.3% of the increase attributable to an increase in travel and entertainment expenditures. Consulting headcount increased 45.0% to 448 at March 31, 2010 from 309 at March 31, 2009.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in staffing levels and an increase in translation services for our education materials. Education headcount increased 14.0% to 49 at March 31, 2010 from 43 at March 31, 2009.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and telephony costs, personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three months ended March 31, 2010, as compared to the same period in the prior year, was due primarily to an increase in staffing levels. Angel.com consulting and technical support headcount increased 90.0% to 19 at March 31, 2010 from 10 at March 31, 2009.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Sales and marketing	$31,887	$29,358	8.6%
General and administrative	17,946	13,907	29.0%

Total	$49,833	$43,265	15.2%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased for the three months ended March 31, 2010, as compared to the same period in the prior year, with 93.8% of the increase attributable to an increase in compensation and related costs due to higher compensation levels and increased variable compensation. Sales and marketing headcount decreased 2.5% to 595 at March 31, 2010 from 610 at March 31, 2009.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased $4.0 million for the three months ended March 31, 2010, as compared to the same period in the prior year, with 33.4% of the increase attributable to an increase in compensation and related costs due to higher compensation levels, 27.3% of the increase attributable to an increase in rent expense related to the new headquarters lease, 23.9% of the increase attributable to an increase in recruiting costs, 8.1% of the increase attributable to an increase in depreciation expense related to the corporate aircraft, and 4.6% of the increase attributable to an increase in shipping, printing and office supply costs. General and administrative headcount increased 4.9% to 341 at March 31, 2010 from 325 at March 31, 2009.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Sales and marketing	$1,500	$1,172	28.0%
General and administrative	514	437	17.6%

Total	$2,014	$1,609	25.2%

The increase in Angel.com sales and marketing expenses for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in marketing and compensation and related costs due to the increase in sales. Sales and marketing headcount increased 4.3% to 24 at March 31, 2010 from 23 at March 31, 2009. The increase in Angel.com general and administrative expenses for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in compensation and related costs due to an increase in staffing levels. General and administrative headcount increased 100.0% to 4 at March 31, 2010 from 2 at March 31, 2009.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes in those costs for the periods indicated:

	Three Months Ended March 31,		%
	2010	2009	Change
Gross research and development expenses:
Core research and development activities	$11,658	$11,045	5.6%
Angel.com research and development activities	673	1,012	-33.5%

Total research and development expenses before capitalized software development costs	12,331	12,057	2.3%
Capitalized software development costs	—	(4,218)	-100.0%

Total research and development expenses	$12,331	$7,839	57.3%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,707	$422	304.5%

Research and development expenses increased for the three months ended March 31, 2010, as compared to the same period in the prior year, primarily since no software development costs were capitalized during the period after the general release of our MicroStrategy 9 software in March 2009 as compared to $4.2 million in software development costs that were capitalized in the same period in the prior year. Excluding capitalized software development costs, core research and development expenses increased by 5.6% for the three months ended March 31, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels. Research and development headcount increased 6.3% to 388 at March 31, 2010 from 365 at March 31, 2009.

As of March 31, 2010, our research and development resources were allocated to the following projects: 68.5% to MicroStrategy 9, 0.8% to MicroStrategy 8, 17.6% to new project initiatives, and 13.1% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. For the three months ended March 31, 2010 and 2009, we recorded a provision for income taxes from continuing operations of $3.6 million and $4.9 million, respectively, resulting in an effective tax rate for such periods of 34.5% and 36.1%, respectively. Our effective tax rate from continuing operations decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to an increased proportion of foreign income taxed at lower rates and benefit derived from the release of foreign valuation allowances.

As of March 31, 2010, we had fully utilized our U.S. federal net operating loss carryforwards and had foreign net operating loss carryforwards of $11.2 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $17.8 million. Also, as of March 31, 2010, we had a valuation allowance of $4.6 million (pre-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the undistributed 2010 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended March 31, 2010 did not include any provision for U.S. federal and state taxes on the amount of the undistributed 2010 foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution.

Discontinued Operations. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, we report this business as “discontinued” on our consolidated statements of operations, because we do not have continuing involvement in, or cash flows from, this operation following its divestiture.

The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
Gain on sale of discontinued operations, net of tax	$14,423

Loss from discontinued operations, net of tax	(107)

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Current:
Deferred product licenses revenue	$12,269	$11,726	$5,014
Deferred product support revenue	118,714	120,389	105,003
Deferred other services revenue	13,786	14,363	11,916

	144,769	146,478	121,933
Less: unpaid deferred revenue	(48,089)	(68,695)	(43,243)

	$96,680	$77,783	$78,690

Non-current:
Deferred product licenses revenue	$535	$542	$322
Deferred product support revenue	4,965	5,090	6,300
Deferred other services revenue	249	279	113

	5,749	5,911	6,735
Less: unpaid deferred revenue	(2,199)	(2,066)	(3,268)

	$3,550	$3,845	$3,467

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The decrease in unpaid deferred revenue as of March 31, 2010, as compared to December 31, 2009, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2009 that subsequently were paid during the three months ended March 31, 2010. The increase in deferred revenue and advance payments as of March 31, 2010, as compared to March 31, 2009, was primarily attributable to the growth in the number of technical support contracts in our installed customer base and a high percentage of technical support renewals from our existing contracts.

Including unpaid deferred revenue, we expect to recognize approximately $144.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2010, we had agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2014, totaling approximately $78.7 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On March 31, 2010 and December 31, 2009, we had $231.9 million and $224.8 million, respectively, in cash and cash equivalents. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2010, we had $0.7 million in cash collateral posted under the security agreement, all of which is invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2010, we repurchased an aggregate of 169,547 shares of our class A common stock at an average price per share of $85.83 and an aggregate cost of $14.6 million pursuant to the 2005 Share Repurchase Program. As of March 31, 2010, we had repurchased an aggregate of 2,639,020 shares of our class A common stock at an average price per share of $95.05 and an aggregate cost of $250.9 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The new lease provides for an abatement of base rent until March 2011. The initial term of the new lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands), based on the currently expected due dates of the various installments:

	Twelve Months Ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations:
Operating leases	$12,012	$11,967	$11,473	$10,740	$9,829	$60,400	$116,421

Total	$12,012	$11,967	$11,473	$10,740	$9,829	$60,400	$116,421

As of March 31, 2010, we had $13.2 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $24.9 million and $22.6 million for the three months ended March 31, 2010 and 2009, respectively. The major components of net cash provided by operating activities for the three months ended March 31, 2010 were $6.9 million of net income from continuing operations, a $20.3 million increase in deferred revenue and advance payments, a $15.3 million decrease in accrued compensation and employee benefits, an $11.2 million decrease in accounts receivable, a $4.4 million decrease in accounts payable and accrued expenses, $3.2 million of non-cash depreciation and amortization charges and a $1.2 million decrease in deferred taxes. The increase in net cash provided by operating activities for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase of $3.3 million in deferred revenue and advance payments, an increase of $2.9 million in other long term liabilities, a decrease in accounts receivable of $1.9 million, a $0.5 million decrease in net cash used in operating activities from discontinued operations, partially offset by a decrease of $2.8 million in accounts payable and accrued expenses, an increase of $1.9 million in prepaid expenses and other current assets and a decrease of $1.8 million in net income from continuing operations.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2010. Net cash provided by investing activities was $19.2 million for the three months ended March 31, 2009. The major components of net cash used in investing activities for the three months ended March 31, 2010 consisted of $1.4 million of purchases of property and equipment and a $0.3 million decrease in restricted cash and investments. The increase in net cash used in investing activities for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to the $24.5 million decrease in cash provided by discontinued operations, since the proceeds from the February 2009 sale of our equity interest in Alarm.com were included for the three months ended March 31, 2009, as well as a $4.2 million decrease in capitalized software development costs.

Net Cash Used in Financing Activities. Net cash used in financing activities was $14.5 million and $41,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in net cash used in financing activities for the three months ended March 31, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in the purchases of treasury stock of $14.6 million for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of March 31, 2010, we had $0.7 million of cash collateral posted under the security agreement.

As of March 31, 2010, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2010, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 39.3% and 40.6% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. Further information on the impact of foreign currency exchange rate fluctuations on current and comparable periods is described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of March 31, 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.5%. If average exchange rates had changed unfavorably by 10%, our total revenues for the three months ended March 31, 2010 would have decreased by 2.8%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations or cash flows.

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

•	the timing of the release or delivery of new or enhanced products, which may affect the period in which we are able to recognize revenue;

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product licenses transactions in the summer;

•	changes in our operating expenses;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business, which is highly variable and particularly difficult to forecast;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits under ASC Topic No. 740, “Income Taxes” (“ASC 740”); and

•	changes in customer budgets.

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

The trading price for our class A common stock has been and may continue to be volatile

The trading price of our class A common stock historically has been volatile and may continue to be volatile. The trading price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market and deliver new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

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

Current economic uncertainties, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant prolonged downturn and remain uncertain. Challenging economic times make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, we have a significant number of customers in the financial services and retail industries. A significant downturn in these industries may cause firms to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in the financial services industry may result in reduced overall spending on our products.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in the financial services and retail industries. If a downturn in the general economy or markets in which we operate worsens from present levels, our business, financial condition and results of operations could be materially and adversely affected.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in Germany and the United Kingdom. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

If we are required to write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the recent collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of March 31, 2010 includes as part of property and equipment, net, an asset of $47.2 million representing the capitalized costs of the aircraft and aircraft-related equipment. We had expected to amortize the cost of the aircraft over a useful life of 10 years with an estimated salvage value of 70%.

In February 2010, the corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC metropolitan area. We carry property insurance on the aircraft. Our ability to assess the damage to the aircraft has been impeded due to the state of the collapsed hangar in which the aircraft remains detained. As a result, we are not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event. If in the future we are able to reasonably estimate the amount of any decrease in the value of this asset as a result of this event, we may be required to record an impairment charge. If that impairment charge is not offset by insurance proceeds of an equivalent amount or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected. In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the three months ended March 31, 2010, transactions by channel partners for which we recognized revenues accounted for 19.6% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and long-term deferred revenue and advance payments totaled $150.5 million as of March 31, 2010. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $50.3 million, resulting in net deferred revenue and advance payments of $100.2 million as of March 31, 2010. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2014 totaling $78.7 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2010 and 2009; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If operating expenses exceed our expectations or cannot be adjusted accordingly or revenues fall below our expectations, we may cease to be profitable and our business, results of operations and financial condition may be materially and adversely affected. As part of our initiatives to focus specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes and to develop and offer mobile application platforms, we anticipate significantly increasing our headcount during 2010. As a result, we expect our cost of revenues and operating expenses will continue to increase during 2010. Our revenues may not increase as quickly as our cost of revenues and operating expenses in 2010 and, therefore, our operating margins and net income may significantly decrease for the remainder of 2010 compared to the same periods in 2009.

As of March 31, 2010, we had $18.0 million of deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 39.3% and 40.6% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2010, our top three product licenses transactions with recognized revenue totaled $2.0 million, or 11.3% of total product licenses revenues, compared to $3.5 million of recognized revenue, or 20.5% of total product licenses revenues, for the three months ended March 31, 2009. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 26, 2010, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 74.8% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 65.8% of the total voting power, as of April 26, 2010. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2010 – January 31, 2010	—	N/A	—	$563,701,471

February 1, 2010 – February 28, 2010	45,000	$81.53	45,000	$560,032,693

March 1, 2010 – March 31, 2010	124,547	$87.39	124,547	$549,148,509

Total:	169,547	$85.83	169,547	$549,148,509

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of March 31, 2010, we had repurchased an aggregate of 2,639,020 shares of our class A common stock at an average price per share of $95.05 and an aggregate cost of $250.9 million under the 2005 Share Repurchase Program. As of March 31, 2010, $549.1 million of our class A common stock remained available for repurchase under the 2005 Share Repurchase Program.

Item 6.	Exhibits

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: May 4, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Executive Vice President, Worldwide Sales & Operations 2010 Bonus Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 29, 2010 and incorporated by reference herein).

10.2	Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 5, 2010 and incorporated by reference herein).

10.3	Summary of Compensation for Named Executive Officers (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 5, 2010 and incorporated by reference herein).

10.4	Fourth Amendment of Deed of Lease and First Extension of Term, dated April 26, 2010, between Tysons Corner Property LLC and the registrant.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.