Form 10-Q
period 2010-06-30
MICROSTRATEGY INC
filed 2010-08-04
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 28, 2010 was 8,722,213 and 2,694,362, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$202,682	$224,769
Restricted cash and investments	1,054	549
Accounts receivable, net	52,608	56,399
Prepaid expenses and other current assets	15,306	10,861
Deferred tax assets, net	15,153	12,642

Total current assets	286,803	305,220

Property and equipment, net	58,945	54,906
Capitalized software development costs, net	12,407	13,431
Deposits and other assets	3,974	3,283
Deferred tax assets, net	3,151	6,490

Total assets	$365,280	$383,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,370	$28,460
Accrued compensation and employee benefits	39,225	46,277
Deferred revenue and advance payments	86,149	77,783
Deferred tax liabilities	201	115

Total current liabilities	152,945	152,635

Deferred revenue and advance payments	3,708	3,845
Other long-term liabilities	19,344	12,622

Total liabilities	175,997	169,102

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,307 shares issued and 8,722 shares outstanding, and 14,302 shares issued and 9,255 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,694 shares issued and outstanding	3	3
Additional paid-in capital	453,299	453,170
Treasury stock, at cost; 5,585 and 5,047 shares, respectively	(407,865)	(366,191)
Accumulated other comprehensive (loss) income	(1,315)	604
Retained earnings	145,147	126,628

Total Stockholders’ Equity	189,283	214,228

Total Liabilities and Stockholders’ Equity	$365,280	$383,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product licenses	$28,930	$20,483
Product support and other services	78,607	67,276

Total revenues	107,537	87,759

Cost of revenues:
Product licenses	1,860	1,980
Product support and other services	22,489	13,957

Total cost of revenues	24,349	15,937

Gross profit	83,188	71,822

Operating expenses:
Sales and marketing	39,361	31,357
Research and development	10,812	11,168
General and administrative	18,674	12,800

Total operating expenses	68,847	55,325

Income from continuing operations before financing and other income and income taxes	14,341	16,497

Financing and other income (expense):
Interest income, net	15	251
Other income (expense), net	2,144	(1,740)

Total financing and other income (expense)	2,159	(1,489)

Income from continuing operations before income taxes	16,500	15,008
Provision for income taxes	4,882	5,056

Income from continuing operations	11,618	9,952

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $69, respectively)	—	15

Discontinued operations, net of tax	—	15

Net Income	$11,618	$9,967

Basic earnings per share (1):
From continuing operations	$1.00	$0.84
From discontinued operations	$—	$—

Basic earnings per share	$1.00	$0.84

Weighted average shares outstanding used in computing basic earnings per share	11,629	11,895

Diluted earnings per share (1):
From continuing operations	$0.97	$0.81
From discontinued operations	$—	$—

Diluted earnings per share	$0.97	$0.81

Weighted average shares outstanding used in computing diluted earnings per share	12,029	12,256

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product licenses	$46,884	$37,454
Product support and other services	154,043	130,546

Total revenues	200,927	168,000

Cost of revenues:
Product licenses	3,775	2,576
Product support and other services	42,198	28,022

Total cost of revenues	45,973	30,598

Gross profit	154,954	137,402

Operating expenses:
Sales and marketing	72,748	61,887
Research and development	23,143	19,007
General and administrative	37,134	27,144

Total operating expenses	133,025	108,038

Income from continuing operations before financing and other income and income taxes	21,929	29,364

Financing and other income (expense):
Interest income, net	117	395
Other income (expense), net	4,993	(1,204)

Total financing and other income (expense)	5,110	(809)

Income from continuing operations before income taxes	27,039	28,555
Provision for income taxes	8,520	9,943

Income from continuing operations	18,519	18,612

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $11,190, respectively)	—	14,437
Loss from discontinued operations, net of tax benefit ($0 and $54, respectively)	—	(107)

Discontinued operations, net of tax	—	14,330

Net Income	$18,519	$32,942

Basic earnings per share (1):
From continuing operations	$1.57	$1.57
From discontinued operations	$—	$1.20

Basic earnings per share	$1.57	$2.77

Weighted average shares outstanding used in computing basic earnings per share	11,759	11,893

Diluted earnings per share (1):
From continuing operations	$1.52	$1.52
From discontinued operations	$—	$1.17

Diluted earnings per share	$1.52	$2.69

Weighted average shares outstanding used in computing diluted earnings per share	12,165	12,237

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$18,519	$32,942
Less: Income from discontinued operations, net	—	(14,330)

Income from continuing operations	18,519	18,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,119	4,761
Bad debt expense	1,648	484
Deferred taxes	776	7,917
Excess tax benefits from stock-based payment arrangements	(12)	—
Other, net	16	(9)
Changes in operating assets and liabilities:
Accounts receivable	(402)	6,485
Prepaid expenses and other current assets	(5,727)	1,495
Deposits and other assets	(882)	137
Accounts payable and accrued expenses	(2,564)	(5,319)
Accrued compensation and employee benefits	(5,439)	(10,458)
Deferred revenue and advance payments	12,606	9,692
Other long-term liabilities	6,724	464

Net cash provided by operating activities from continuing operations	31,382	34,261
Net cash used in operating activities from discontinued operations	—	(472)

Net cash provided by operating activities	31,382	33,789

Investing activities:
Purchases of property and equipment	(4,307)	(1,362)
Capitalized software development costs	(2,185)	(4,218)
Decrease in restricted cash and investments	223	238

Net cash used in investing activities from continuing operations	(6,269)	(5,342)
Net cash provided by investing activities from discontinued operations	—	24,546

Net cash (used in) provided by investing activities	(6,269)	19,204

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	111	261
Excess tax benefits from stock-based payment arrangements	12	—
Purchases of treasury stock	(41,674)	—
Distribution to Alarm.com minority shareholders	—	(60)

Net cash (used in) provided by financing activities from continuing operations	(41,551)	201
Net cash provided by financing activities from discontinued operations	—	—

Net cash (used in) provided by financing activities	(41,551)	201
Effect of foreign exchange rate changes on cash and cash equivalents	(5,649)	58

Net (decrease) increase in cash and cash equivalents	(22,087)	53,252
Cash and cash equivalents, beginning of period	224,769	122,915

Cash and cash equivalents, end of period	$202,682	$176,167

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,849	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2009, which was audited, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases and collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2010 and December 31, 2009, the Company had $0.8 million and $1.0 million, respectively, in cash collateral posted under the security agreement, all of which was invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(3) Accounts Receivable

Accounts receivable, net of allowances, (in thousands) consisted of the following, as of:

	June 30, 2010	December 31, 2009
Billed and billable	$106,665	$130,714
Less: unpaid deferred revenue	(50,669)	(70,761)

	55,996	59,953
Less: allowance for doubtful accounts	(3,388)	(3,554)

	$52,608	$56,399

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30, 2010	December 31, 2009
Current:
Deferred product licenses revenue	$10,785	$11,726
Deferred product support revenue	109,323	120,389
Deferred other services revenue	12,387	14,363

Gross current deferred revenue	132,495	146,478
Less: unpaid deferred revenue	(46,346)	(68,695)

Net current deferred revenue	$86,149	$77,783

Non-current:
Deferred product licenses revenue	$1,876	$542
Deferred product support revenue	5,856	5,090
Deferred other services revenue	299	279

Gross non-current deferred revenue	8,031	5,911
Less: unpaid deferred revenue	(4,323)	(2,066)

Net non-current deferred revenue	$3,708	$3,845

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(5) Litigation

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research Corporation, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint, and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC, an affiliate of Acacia Research Corporation, alleging that the Company infringes U.S. Patent Number 5,444,842. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

On February 6, 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 13, 2010, the USAU Group filed suit against the Company and two subsidiaries of the Company, MicroStrategy Services Corporation (“MSC”) and 821,393, LLC (the “LLC”) (the Company, MSC and the LLC, collectively, the “MicroStrategy Group”) in the United States District Court for the Eastern District of Virginia (the “Federal Court”). The suit sought a declaration from the court that: (1) the USAU Group has the right to inspect the aircraft and determine if repairs are possible; (2) the aircraft has not sustained a total loss and the MicroStrategy Group is not entitled to the $50.0 million physical damage limit of the policy; (3) the “war, hijacking” endorsement of the policy is not applicable to the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

current situation; (4) any dispute between the parties about the amount of the loss must proceed to binding arbitration; and (5) the USAU Group has not breached any duty to the MicroStrategy Group, including its duties of good faith and fair dealing. On June 24, 2010, the MicroStrategy Group notified the USAU Group that the USAU Group had improperly invoked the jurisdiction of the Federal Court and demanded that the USAU Group immediately dismiss the lawsuit. On June 28, 2010, the USAU Group voluntarily dismissed the lawsuit without prejudice.

On May 26, 2010, the LLC filed a complaint against the Insurance Carriers in the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint seeks damages from the Insurance Carriers resulting from their alleged: (1) breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft; (2) breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft; and (3) bad faith. On July 1, 2010, the LLC, together with the Company and MSC as new parties, filed an amended complaint, which added (1) the USAU Group as defendants and (2) new allegations in support of the MicroStrategy Group’s bad faith claim against all of the defendants. On July 26, 2010, the defendants answered the complaint and filed a motion to dismiss. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

(6) Commitments and Contingencies

In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The new lease provides for an abatement of base rent until March 2011. In May 2010, the Company entered into an amendment to the new lease pursuant to which the Company has leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The initial term of the new lease expires in December 2020.

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC metropolitan area. The Company carries property insurance on the aircraft. The Company’s ability to assess the damage to the aircraft was impeded for several months due to the state of the collapsed hangar and disputes with its insurance carriers. The aircraft was extracted from the hangar in July 2010. The Company is in the early stages of assessing the extent of the damage. As a result, the Company is not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of June 30, 2010 or December 31, 2009.

(7) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended June 30, 2010, the Company repurchased an aggregate of 368,055 shares of its class A common stock at an average price per share of $73.69 and an aggregate cost of $27.1 million pursuant to the 2005 Share Repurchase Program. During the six months ended June 30, 2010, the Company repurchased an aggregate of 537,602 shares of its class A common stock at an average price per share of $77.52 and an aggregate cost of $41.7 million pursuant to the 2005 Share Repurchase Program. As of June 30, 2010, the Company had repurchased an aggregate of 3,007,075 shares of its class A common stock at an average price per share of $92.44 and an aggregate cost of $278.0 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ending in 2000 and forward that were used in later tax years. The Company is currently under tax examination in Germany and the Netherlands.

As of June 30, 2010, the Company has recorded in other long-term liabilities an amount for uncertain income tax positions in the amount of $13.7 million. If recognized, $13.0 million of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits could increase between $2.0 and $3.0 million due to the Company’s international operations. The Company recognizes estimated accrued interest related primarily to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of June 30, 2010, the amount of accrued interest expense on unrecognized income tax benefits was not significant.

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance (in thousands), as of:

	June 30, 2010	December 31, 2009
Net deferred tax assets	$22,369	$23,927
Valuation allowance	(4,266)	(4,910)

Deferred tax assets, net of valuation allowance	$18,103	$19,017

The valuation allowance as of June 30, 2010 and December 31, 2009 primarily relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2010. The Company also records discrete items in each respective period as appropriate. For the six months ended June 30, 2010 and 2009, the Company’s consolidated effective tax rate from continuing operations was 31.5% and 34.8%, respectively. The Company’s effective tax rate from continuing operations for the six months ended June 30, 2010 decreased as compared to the six months ended June 30, 2009, due primarily to an increased proportion of foreign income taxed at lower rates and the benefit derived from the release of foreign valuation allowances.

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

(9) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. The Company had 2.5 million shares of class A common stock authorized for option grants as of June 30, 2010. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy Incorporated’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. During the three months ended June 30, 2010, Angel.com granted options to purchase 475,100 shares of class A common stock of Angel.com. During the three months ended June 30, 2009, Angel.com did not grant any options to purchase shares of class A common stock of Angel.com. Angel.com had 0.2 million shares of its class A common stock authorized for option grants as of June 30, 2010.

Share-based compensation expense for each of the three and six months ended June 30, 2010 and 2009 was not significant.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$11,618	$9,967	$18,519	$32,942
Foreign currency translation adjustment	(1,121)	(40)	(1,912)	(458)
Unrealized (loss) gain on short-term investments, net of applicable taxes	(6)	1	(7)	1

Comprehensive income	$10,491	$9,928	$16,600	$32,485

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock are the same as basic and fully diluted earnings per share for class B common stock. The Company has never declared or paid any cash dividends on either class A or class B common stock.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

software and services. On February 13, 2009, the Company completed the sale of its equity interest in Alarm.com for consideration to the Company of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax.

The following table summarizes the revenues, pre-tax gain on sale and pre-tax loss (in thousands) generated by the Alarm.com business for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Revenues	$—	$2,217
Pre-tax gain on sale	$84	$25,628
Pre-tax loss	$—	$(161)

(13) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” consists of the Company’s Angel.com business, which provides interactive voice response services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets (in thousands), according to geographic region:

	Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended June 30, 2010
Total revenues	$63,915	$29,032	$10,510	$4,080	$107,537
Long-lived assets	69,250	2,812	1,968	1,296	$75,326
Three months ended June 30, 2009
Total revenues	$50,547	$26,579	$7,475	$3,158	$87,759
Long-lived assets	53,381	3,417	1,993	1,416	$60,207
Six months ended June 30, 2010
Total revenues	$116,480	$56,608	$19,661	$8,178	$200,927
Long-lived assets	69,250	2,812	1,968	1,296	$75,326
Six months ended June 30, 2009
Total revenues	$95,565	$52,163	$14,456	$5,816	$168,000
Long-lived assets	53,381	3,417	1,993	1,416	$60,207

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2010 and 2009, no individual foreign country accounted for 10% or more of total consolidated revenues.

As of each of June 30, 2010 and 2009, no more than 10% of the Company’s consolidated assets were concentrated in any one country outside of the United States. For each of the three and six months ended June 30, 2010 and 2009, no individual customer accounted for 10% or more of total consolidated revenues.

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

Overview

We are a worldwide provider of business intelligence software that enables companies to analyze the raw data stored across their enterprise to reveal the trends and insights needed to make better business decisions. MicroStrategy’s business intelligence software platform delivers actionable information to business users via e-mail, web, and mobile devices, including the iPhone®, iPadTM and BlackBerry®.

The MicroStrategy software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering boardroom quality reports, at-a-glance dashboards and alerts about the users’ business processes. Businesses can use our software platform to optimize operations, refine revenue-generating strategies, enhance cost-efficiency and productivity and improve customer relationships. We engineer our software for reliability, scalability, security and ease of administration. We offer a comprehensive set of consulting, education, technical support and technical advisory services for our customers and strategic partners.

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

For the six months ended June 30, 2010, we operated one non-core business, Angel.com. For the six months ended June 30, 2009, we operated two non-core businesses – Alarm.com, which we operated during a portion of such period, and Angel.com, which we operated during all of such period. Alarm.com was a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response services.

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

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2010 and 2009:

	Core BI Business		Angel.com		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009

Revenues
Product licenses	$28,930	$20,483	$—	$—	$28,930	$20,483
Product support and other services	74,527	64,118	—	—	74,527	64,118
Angel.com services	—	—	4,080	3,158	4,080	3,158

Total revenues	103,457	84,601	4,080	3,158	107,537	87,759

Cost of revenues
Product licenses	1,860	1,980	—	—	1,860	1,980
Product support and other services	20,399	12,705	—	—	20,399	12,705
Angel.com services	—	—	2,090	1,252	2,090	1,252

Total cost of revenues	22,259	14,685	2,090	1,252	24,349	15,937

Gross profit	81,198	69,916	1,990	1,906	83,188	71,822

Operating expenses
Sales and marketing	37,776	30,289	1,585	1,068	39,361	31,357
Research and development	9,985	10,312	827	856	10,812	11,168
General and administrative	18,246	12,353	428	447	18,674	12,800

Total operating expenses	66,007	52,954	2,840	2,371	68,847	55,325

Income (loss) from continuing operations before financing and other income and income taxes	$15,191	$16,962	$(850)	$(465)	$14,341	$16,497

	Core BI Business		Angel.com		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009

Revenues
Product licenses	$46,884	$37,454	$—	$—	$46,884	$37,454
Product support and other services	145,865	124,730	—	—	145,865	124,730
Angel.com services	—	—	8,178	5,816	8,178	5,816

Total revenues	192,749	162,184	8,178	5,816	200,927	168,000

Cost of revenues
Product licenses	3,775	2,576	—	—	3,775	2,576
Product support and other services	38,554	25,732	—	—	38,554	25,732
Angel.com services	—	—	3,644	2,290	3,644	2,290

Total cost of revenues	42,329	28,308	3,644	2,290	45,973	30,598

Gross profit	150,420	133,876	4,534	3,526	154,954	137,402

Operating expenses
Sales and marketing	69,663	59,648	3,085	2,239	72,748	61,887
Research and development	21,643	17,139	1,500	1,868	23,143	19,007
General and administrative	36,192	26,260	942	884	37,134	27,144

Total operating expenses	127,498	103,047	5,527	4,991	133,025	108,038

Income (loss) from continuing operations before financing and other income and income taxes	$22,922	$30,829	$(993)	$(1,465)	$21,929	$29,364

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

•	offering mobile application platforms for creating and deploying BI applications to users of mobile devices;

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

As part of these initiatives we anticipate significantly increasing our headcount during 2010 to expand our research and development, sales, consulting and product support organizations. As a result, we expect our cost of revenues and operating expenses will continue to increase during 2010.

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

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The new lease provided for the prepayment of the first month’s base rent upon execution of the lease, and granted an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the new lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. Notwithstanding the rent abatements, we will recognize lease expense ratably over the term of the lease. As we will continue to pay rent and recognize lease expense on our existing corporate headquarters until late 2010, we expect a one-time increase in operating expenses of approximately $6.3 million for 2010, with approximately $4.3 million remaining to be recognized in the third and fourth quarters of 2010.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC metropolitan area. We carry property insurance on the aircraft. Our ability to assess the damage to the aircraft was impeded for several months due to the state of the collapsed hangar and disputes with our insurance carriers. The aircraft was extracted from the hangar in July 2010. We are in the early stages of assessing the extent of the damage. As a result, we are not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
International product licenses revenues	$(126)	$(1,020)	$441	$(2,151)
International product support revenues	(473)	(3,389)	1,212	(6,816)
International other services revenues	(154)	(1,110)	467	(2,321)

Cost of product support revenues	8	(182)	77	(383)
Cost of other services revenues	(36)	(983)	610	(1,984)
Sales and marketing expenses	(178)	(2,284)	981	(4,864)
General and administrative expenses	(69)	(533)	274	(1,211)

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2009 to 2010, international product licenses revenues would have been $10.0 million rather than $9.9 million and $17.4 million rather than $17.8 million for the three and six months ended June 30, 2010, respectively. If there had been no change to foreign currency exchange rates from 2009 to 2010, sales and marketing expenses for our core BI business would have been $38.0 million rather than $37.8 million and $68.7 million rather than $69.7 million for the three and six months ended June 30, 2010, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2010 and 2009

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Product Licenses Revenues:
Domestic	$19,058	$12,596	51.3%	$29,044	$20,880	39.1%
International	9,872	7,887	25.2%	17,840	16,574	7.6%

Total product licenses revenues	$28,930	$20,483	41.2%	$46,884	$37,454	25.2%

The following table sets forth a summary, grouped by size, of recognized product license transactions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	3	1	3	2
From $500,000 to $1.0 million of licenses revenue recognized	3	6	5	10

Total	6	7	8	12

Domestic:
Above $1.0 million of licenses revenue recognized	3	1	3	1
From $500,000 to $1.0 million of licenses revenue recognized	1	5	3	7

Total	4	6	6	8

International:
Above $1.0 million of licenses revenue recognized	0	0	0	1
From $500,000 to $1.0 million of licenses revenue recognized	2	1	2	3

Total	2	1	2	4

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$6,872	$2,143	220.7%	$6,872	$4,320	59.1%
From $500,000 to $1.0 million of licenses revenue recognized	2,050	4,189	-51.1%	3,588	6,589	-45.5%
Below $500,000 of licenses revenue recognized	20,008	14,151	41.4%	36,424	26,545	37.2%

Total	28,930	20,483	41.2%	46,884	37,454	25.2%

Domestic:
Above $1.0 million of licenses revenue recognized	6,872	2,143	220.7%	6,872	2,143	220.7%
From $500,000 to $1.0 million of licenses revenue recognized	521	3,363	-84.5%	2,059	4,466	-53.9%
Below $500,000 of licenses revenue recognized	11,665	7,090	64.5%	20,113	14,271	40.9%

Total	19,058	12,596	51.3%	29,044	20,880	39.1%

International:
Above $1.0 million of licenses revenue recognized	—	—	n/a	—	2,177	-100.0%
From $500,000 to $1.0 million of licenses revenue recognized	1,529	826	85.1%	1,529	2,123	-28.0%
Below $500,000 of licenses revenue recognized	8,343	7,061	18.2%	16,311	12,274	32.9%

Total	$9,872	$7,887	25.2%	$17,840	$16,574	7.6%

For the three months ended June 30, 2010 and 2009, product licenses transactions with at least $500,000 of recognized revenue represented 30.8% and 30.9%, respectively, of our product licenses revenues. For the six months ended June 30, 2010, our top three product licenses transactions totaled $6.9 million of recognized revenue, compared to $5.1 million for the six months ended June 30, 2009, or 14.7% and 13.6% of total product licenses revenues, respectively.

Product licenses revenues increased 41.2% and 25.2% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year, due primarily to an increase in the number of transactions with at least $1.0 million of recognized revenue and an increase in the average deal size of transactions below $500,000 of recognized revenue, partially offset by a decrease in the number of transactions with recognized revenue from $500,000 to $1.0 million.

Domestic product licenses revenues. Domestic product licenses revenues increased 51.3% and 39.1% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year, due primarily to an increase in the number of transactions with at least $1.0 million of recognized revenue and an increase in the average deal size of transactions below $500,000 of recognized revenue, partially offset by a decrease in the number of transactions with recognized revenue from $500,000 to $1.0 million.

International product licenses revenues. International product licenses revenues increased 25.2% for the three months ended June 30, 2010, as compared to the same period in the prior year, due primarily to an increase in the average deal size of transactions.

International product licenses revenues increased 7.6% for the six months ended June 30, 2010, as compared to the same period in the prior year, due primarily to an increase in the average deal size of transactions and favorable changes in foreign currency exchange rates.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$30,045	$27,589	8.9%	$58,933	$54,372	8.4%
International	21,208	19,485	8.8%	42,309	37,236	13.6%

Total product support revenues	51,253	47,074	8.9%	101,242	91,608	10.5%

Consulting	19,066	13,204	44.4%	36,792	26,004	41.5%
Education	4,208	3,840	9.6%	7,831	7,118	10.0%

Total product support and other services revenues	$74,527	$64,118	16.2%	$145,865	$124,730	16.9%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three months ended June 30, 2010, as compared to the same period in the prior year, primarily due to an increase in the number of technical support contracts.

Both domestic and international product support revenues increased for the six months ended June 30, 2010, as compared to the same period in the prior year, with 85.1% of the increase attributable to an increase in the number of technical support contracts, 8.6% of the increase attributable to an increase in average annual prices and 6.3% of the increase attributable to favorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and six months ended June 30, 2010, as compared to the same periods in the prior year, due primarily to an increase in billable hours, partially offset by a decrease in the average hourly rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three and six months ended June 30, 2010, as compared to the same periods in the prior year, due primarily to an increase in average training prices, partially offset by a decrease in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change

Angel.com services	4,080	3,158	29.2%	8,178	5,816	40.6%

Angel.com services revenues increased for the three months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 73.4% of the increase due to increased usage of Angel.com’s interactive voice response services, 17.2% of the increase due to an increase in professional services rendered and 5.9% of the increase due to an increase in support services provided.

Angel.com services revenues increased for the six months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 73.6% of the increase due to increased usage of Angel.com’s interactive voice response services and 24.5% of the increase due to an increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Cost of Revenues:
Product licenses	$1,860	$1,980	-6.1%	$3,775	$2,576	46.5%
Product support	2,595	2,545	2.0%	5,400	5,147	4.9%
Consulting	15,885	8,626	84.2%	29,523	17,717	66.6%
Education	1,919	1,534	25.1%	3,631	2,868	26.6%
Angel.com services	2,090	1,252	66.9%	3,644	2,290	59.1%

Total cost of revenues	$24,349	$15,937	52.8%	$45,973	$30,598	50.2%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are amortized over a useful life of three years.

The decrease in cost of product licenses revenues for the three months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to the decrease in amortization of capitalized software development costs related to MicroStrategy 8.1 as these costs were fully amortized in March 2010. The increase in cost of product licenses revenues for the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize the remaining balance of $10.0 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the remaining amortization period of 21 months.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three and six months ended June 30, 2010, as compared to the same periods in the prior year, was primarily attributable to an increase in staffing levels. Product support headcount increased 8.1% to 120 at June 30, 2010 from 111 at June 30, 2009.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased for the three months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 40.9% of the increase attributable to an increased usage of billable subcontractors, 40.5% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels and 12.7% of the increase attributable to an increase in travel and entertainment expenditures. Consulting headcount increased 75.8% to 531 at June 30, 2010 from 302 at June 30, 2009.

Cost of consulting revenues increased for the six months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 45.7% of the increase attributable to an increased usage of billable subcontractors, 37.7% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels and 10.6% of the increase attributable to an increase in travel and entertainment expenditures.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased for the three months ended June 30, 2010, as compared to the same period in the prior year, with 85.0% of the increase attributable to an increase in staffing levels and 15.0% of the increase attributable to an increased usage of subcontractors. Education headcount increased 19.5% to 49 at June 30, 2010 from 41 at June 30, 2009.

Cost of education revenues increased for the six months ended June 30, 2010, as compared to the same period in the prior year, with 81.0% of the increase attributable to an increase in staffing levels, 10.2% of the increase attributable to an increase in translation services for our education materials and 8.8% of the increase attributable to an increased usage of subcontractors.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and telephony costs, personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three and six months ended June 30, 2010, as compared to the same periods in the prior year, was due primarily to an increase in staffing levels. Angel.com consulting and technical support headcount increased 83.3% to 22 at June 30, 2010 from 12 at June 30, 2009.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth (in thousands) sales and marketing, general and administrative and other operating expenses for our core BI business and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Sales and marketing	$37,776	$30,289	24.7%	$69,663	$59,648	16.8%
General and administrative	18,246	12,353	47.7%	36,192	26,260	37.8%

Total	$56,022	$42,642	31.4%	$105,855	$85,908	23.2%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased for the three months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 77.6% of the increase attributable to an increase in compensation and related costs due to higher compensation levels and increased variable compensation, 14.4% of the increase attributable to an increase in travel and entertainment expenditures and 7.0% of the increase attributable to an increase in marketing costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile™ for the iPhone and iPad. Sales and marketing headcount increased 8.9% to 624 at June 30, 2010 from 573 at June 30, 2009.

Sales and marketing expenses increased for the six months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 81.7% of the increase attributable to an increase in compensation and related costs due to higher compensation levels and increased variable compensation and 16.0% of the increase attributable to an increase in travel and entertainment expenditures.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased for the three months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 31.0% of the increase attributable to an increase in compensation and related costs, 27.3% of the increase attributable to an increase in rent expense related to the new headquarters lease, 16.1% of the increase attributable to an increase in recruiting costs, 7.9% of the increase attributable to an increase in facility and other related support costs, 6.1% of the increase attributable to an increase in depreciation expense related to the corporate aircraft, 5.1% of the increase attributable to an increase in transaction taxes and 3.6% of the increase attributable to an increase in travel and entertainment expenditures. General and administrative headcount increased 16.5% to 367 at June 30, 2010 from 315 at June 30, 2009.

General and administrative expenses increased for the six months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 32.0% of the increase attributable to an increase in compensation and related costs, 26.4% of the increase attributable to an increase in rent expense related to the new headquarters lease, 19.3% of the increase attributable to an increase in recruiting costs, 10.9% of the increase attributable to facility and other related support costs and 7.2% of the increase attributable to an increase in depreciation expense related to the corporate aircraft.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Sales and marketing	$1,585	$1,068	48.4%	$3,085	$2,239	37.8%
General and administrative	428	447	-4.3%	942	884	6.6%

Total	$2,013	$1,515	32.9%	$4,027	$3,123	28.9%

Angel.com sales and marketing expenses increased for the three months ended June 30, 2010, as compared to the same period in the prior year, due to various factors, with 58.1% of the increase attributable to an increase in compensation costs due to increased staffing levels, 16.1% of the increase attributable to an increase in travel and entertainment expenditures, 15.5% of the increase attributable to an increase in marketing costs related to increased agency fees, and 8.9% of the increase attributable to an increase in facility and other support related costs. Sales and marketing headcount increased 60.0% to 32 at June 30, 2010 from 20 at June 30, 2009.

Angel.com sales and marketing expenses increased for the six months ended June 30, 2010, as compared to the same period in the prior year, with 45.0% of the increase attributable to an increase in compensation costs due to increased staffing levels, 22.1% of the increase attributable to an increase in marketing costs related to increased sponsorships and agency fees, 13.6% of the increase attributable to an increase in travel and entertainment expenditures, 11.1% of the increase attributable to an increase in facility and other support related costs and 8.2% of the increase attributable to increased consulting and advisory costs.

The decrease in Angel.com general and administrative expenses for the three months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to a decrease in facility and other support related costs, partially offset by an increase in compensation and related costs due to increased staffing levels. The increase in Angel.com general and administrative expenses for the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in compensation and related costs due to an increase in staffing levels, partially offset by a decrease in facility and other support related costs. General and administrative headcount increased 150.0% to 5 at June 30, 2010 from 2 at June 30, 2009.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change

Gross research and development expenses:
Core research and development activities	$12,170	$10,312	18.0%	$23,828	$21,357	11.6%
Angel.com research and development activities	827	856	-3.4%	1,500	1,868	-19.7%

Total research and development expenses before capitalized software development costs	12,997	11,168	16.4%	25,328	23,225	9.1%
Capitalized software development costs	(2,185)	—	n/a	(2,185)	(4,218)	-48.2%

Total research and development expenses	$10,812	$11,168	-3.2%	$23,143	$19,007	21.8%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,502	$1,729	-13.1%	$3,209	$2,151	49.2%

Research and development expenses decreased for the three months ended June 30, 2010, as compared to the same period in the prior year, primarily due to the $2.2 million in software development costs related to MicroStrategy Mobile for the iPhone and iPad that were capitalized during the three months ended June 30, 2010, partially offset by increased research and development costs. Excluding capitalized software development costs, core research and development expenses increased by 18.0% for the three months ended June 30, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels. Research and development headcount increased 18.1% to 425 at June 30, 2010 from 360 at June 30, 2009.

Research and development expenses increased for the six months ended June 30, 2010, as compared to the same period in the prior year, primarily due to $2.2 million in software development costs that were capitalized during the six months ended June 30, 2010 as compared to $4.2 million in software development costs that were capitalized in the same period in the prior year. Excluding capitalized software development costs, core research and development expenses increased by 11.6% for the six months ended June 30, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels.

As of June 30, 2010, our research and development resources were allocated to the following projects: 73.9% to MicroStrategy 9, 0.4% to MicroStrategy 8, 8.6% to new project initiatives, and 17.1% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. For the six months ended June 30, 2010 and 2009, we recorded a provision for income taxes from continuing operations of $8.5 million and $9.9 million, respectively, resulting in an effective tax rate for such periods of 31.5% and 34.8%, respectively. Our effective tax rate from continuing operations decreased for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, primarily due to an increased proportion of foreign income taxed at lower rates and benefit derived from the release of foreign valuation allowances.

As of June 30, 2010, we had fully utilized our U.S. federal net operating loss carryforwards and had foreign net operating loss carryforwards of $10.0 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $18.1 million. Also, as of June 30, 2010, we had a valuation allowance of $4.3 million (after-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the undistributed 2010 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended June 30, 2010 did not include any provision for U.S. federal and state taxes on the amount of the undistributed 2010 foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution.

Other income. Other income increased $3.9 million to $2.1 million for the three months ended June 30, 2010 from other expense of $1.7 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, other income was comprised of foreign exchange transaction gains. Other expense for the three months ended June 30, 2009 was primarily comprised of foreign exchange transaction losses. The gain during the three months ended June 30, 2010 was the result of the strengthening of the U.S. dollar during this period compared to the weakening of the U.S. dollar during the three months ended June 30, 2009.

Other income increased $6.2 million to $5.0 million for the six months ended June 30, 2010 from other expense of $1.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, other income was primarily comprised of foreign exchange transaction gains and a receipt of $1.4 million, net of expenses, from a litigation settlement. For the six months ended June 30, 2009, other expense was primarily comprised of foreign exchange transaction losses. The gain during the six months ended June 30, 2010 was the result of the strengthening of the U.S. dollar during this period.

Discontinued Operations. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, we report this business as “discontinued” on our consolidated statements of operations, because we have not had continuing involvement in, or cash flows from, this operation following its divestiture.

The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Gain on sale of discontinued operations, net of tax	$15	$14,437

Loss from discontinued operations, net of tax	—	(107)

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Current:
Deferred product licenses revenue	$10,785	$11,726	$9,376
Deferred product support revenue	109,323	120,389	103,572
Deferred other services revenue	12,387	14,363	11,269

Gross current deferred revenue	132,495	146,478	124,217
Less: unpaid deferred revenue	(46,346)	(68,695)	(48,959)

Net current deferred revenue	$86,149	$77,783	$75,258

Non-current:
Deferred product licenses revenue	$1,876	$542	$363
Deferred product support revenue	5,856	5,090	6,542
Deferred other services revenue	299	279	276

Gross non-current deferred revenue	8,031	5,911	7,181
Less: unpaid deferred revenue	(4,323)	(2,066)	(4,168)

Net non-current deferred revenue	$3,708	$3,845	$3,013

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The decrease in gross current deferred revenue as of June 30, 2010, as compared to December 31, 2009, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2009. The increase in gross current deferred revenue and advance payments as of June 30, 2010, as compared to June 30, 2009, was primarily attributable to the increase in the number of technical support contracts in our installed customer base and an increase in the deferral of product licenses revenues for which revenue recognition criteria have not been satisfied.

Including unpaid deferred revenue, we expect to recognize approximately $132.5 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2010, we had agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2015 totaling approximately $81.2 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On June 30, 2010 and December 31, 2009, we had $202.7 million and $224.8 million, respectively, in cash and cash equivalents. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2010, we had $0.8 million in cash collateral posted under the security agreement, all of which is invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended June 30, 2010, we repurchased an aggregate of 368,055 shares of our class A common stock at an average price per share of $73.69 and an aggregate cost of $27.1 million pursuant to the 2005 Share Repurchase Program. During the six months ended June 30, 2010, we repurchased an aggregate of 537,602 shares of our class A common stock at an average price per share of $77.52 and an aggregate cost of $41.7 million pursuant to the 2005 Share Repurchase Program. As of June 30, 2010, we had repurchased an aggregate of 3,007,075 shares of our class A common stock at an average price per share of $92.44 and an aggregate cost of $278.0 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that will serve as our new corporate headquarters. The new lease provides for an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the new lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The initial term of the new lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands), based on the currently expected due dates of the various installments:

	Twelve Months Ended June 30,					Thereafter	Total
	2011	2012	2013	2014	2015
Contractual Obligations:
Operating leases	$10,575	$14,944	$14,107	$13,195	$12,204	$66,149	$131,174

Total	$10,575	$14,944	$14,107	$13,195	$12,204	$66,149	$131,174

As of June 30, 2010, we had $13.7 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $31.4 million and $33.8 million for the six months ended June 30, 2010 and 2009, respectively. The major components of net cash provided by operating activities for the six months ended June 30, 2010 were $18.5 million of net income from continuing operations, a $12.6 million increase in deferred revenue and advance payments, a $6.7 million increase in other long-term liabilities, $6.1 million of non-cash depreciation and amortization charges and a $0.8 million decrease in deferred taxes, partially offset by a $5.7 million increase in prepaid expenses and other current assets and a $5.4 million decrease in accrued compensation and employee benefits. The increase in net cash provided by operating activities for the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to an increase of $6.3 million in other long-term liabilities, an increase of $5.0 million in accrued compensation and employee benefits, an increase of $2.9 million in deferred revenue and advance payments, an increase of $2.8 million in accounts payable and accrued expenses, an increase of $1.4 million in non-cash depreciation and amortization charges and a $0.5 million decrease in net cash used in operating activities from discontinued operations, partially offset by an increase of $7.2 million in prepaid expenses and other current assets, a decrease of $7.1 million in deferred taxes and an increase in accounts receivable of $6.9 million.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $6.3 million for the six months ended June 30, 2010. Net cash provided by investing activities was $19.2 million for the six months ended June 30, 2009. The major components of net cash used in investing activities for the six months ended June 30, 2010 consisted of $4.3 million of purchases of property and equipment, $2.2 million of capitalized software development costs, partially offset by a $0.2 million decrease in restricted cash and investments. The increase in net cash used in investing activities for the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to a $24.5 million decrease in cash provided by discontinued operations, since the proceeds from the February 2009 sale of our equity interest in Alarm.com were included for the six months ended June 30, 2009, as well as a $2.9 million increase in purchases of property and equipment, partially offset by a $2.0 million decrease in capitalized software development costs.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $41.6 million for the six months ended June 30, 2010. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2009. The increase in net cash used in financing activities for the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in the purchases of treasury stock of $41.7 million for the six months ended June 30, 2010.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of June 30, 2010, we had $0.8 million of cash collateral posted under the security agreement.

As of June 30, 2010, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2010, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 36.8% and 38.8% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and 38.0% and 39.7% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.4%. If average exchange rates had changed unfavorably by 10%, our total revenues for the six months ended June 30, 2010 would have decreased by 1.0%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research Corporation, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint, and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC, an affiliate of Acacia Research Corporation, alleging that the Company infringes U.S. Patent Number 5,444,842. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

On February 6, 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 13, 2010, the USAU Group filed suit against the Company and two subsidiaries of the Company, MicroStrategy Services Corporation (“MSC”) and 821,393, LLC (the “LLC”) (the Company, MSC and the LLC collectively, the “MicroStrategy Group”) in the United States District Court for the Eastern District of Virginia (the “Federal Court”). The suit sought a declaration from the court that: (1) the USAU Group has the right to inspect the aircraft and determine if repairs are possible; (2) the aircraft has not sustained a total loss and the MicroStrategy Group is not entitled to the $50.0 million physical damage limit of the policy; (3) the “war, hijacking” endorsement of the policy is not applicable to the current situation; (4) any dispute between the parties about the amount of the loss must proceed to binding arbitration and (5) the USAU Group has not breached any duty to the MicroStrategy Group, including its duties of good faith and fair dealing. On June 24, 2010, the MicroStrategy Group notified the USAU Group that the USAU Group had improperly invoked the jurisdiction of the Federal Court and demanded that the USAU Group immediately dismiss the lawsuit. On June 28, 2010, the USAU Group voluntarily dismissed the lawsuit without prejudice.

On May 26, 2010, the LLC filed a complaint against the Insurance Carriers in the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint seeks damages from the Insurance Carriers resulting from their alleged: (1) breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft; (2) breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft; and (3) bad faith. On July 1, 2010, the LLC, together with the Company and MSC as new parties, filed an amended complaint, which added (1) the USAU Group as defendants and (2) new allegations in support of the MicroStrategy Group’s bad faith claim against all of the defendants. On July 26, 2010, the defendants answered the complaint and filed a motion to dismiss. The outcome of this litigation is not presently determinable. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations or cash flows.

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

The trading price of our class A common stock has been and may continue to be volatile

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

We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, generally or in the financial services and retail industries. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially and adversely affected.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in Germany and the Netherlands. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders, Qlik Technologies and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP AG and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

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

If we are required to write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of June 30, 2010 includes as part of property and equipment, net, an asset of $46.9 million representing the capitalized costs of the aircraft and aircraft-related equipment. We had expected to amortize the cost of the aircraft over a useful life of 10 years with an estimated salvage value of 70%.

On February 6, 2010, the corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft has been impeded due to the state of the collapsed hangar which only allowed the aircraft to be extracted from the hangar on July 13, 2010. While we carry property insurance on the aircraft, our insurance carriers initially rejected our claim and we are currently engaged in litigation with them as to the amount we may be able to recover. As a result, we are not able at this time to reasonably estimate the potential loss or any potential insurance recovery related to this event. If in the future we are able to reasonably estimate the amount of any decrease in the value of this asset as a result of this event, we may be required to record an impairment charge. If that impairment charge is not offset by insurance proceeds of an equivalent amount or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially and adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the six months ended June 30, 2010, transactions by channel partners for which we recognized revenues accounted for 23.9% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $140.5 million as of June 30, 2010. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $50.7 million, resulting in net deferred revenue and advance payments of $89.9 million as of June 30, 2010. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2015 totaling $81.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2010 and 2009; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

As part of our initiatives to focus specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes and to develop and offer mobile application platforms, we anticipate significantly increasing our headcount during 2010. As a result, we expect our cost of revenues and operating expenses will continue to increase in future periods. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable, and our business, results of operations and financial condition may be materially and adversely affected.

As of June 30, 2010, we had $18.3 million of deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 36.8% and 38.8% of our total revenues for the three months ended June 30, 2010 and 2009, respectively, and 38.0% and 39.7% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2010, our top three product licenses transactions with recognized revenue totaled $6.9 million, or 14.7% of total product licenses revenues, compared to $5.1 million of recognized revenue, or 13.6% of total product licenses revenues, for the six months ended June 30, 2009. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman, President and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially and adversely affected.

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

For example, on November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation, filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research Corporation, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint, and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC, an affiliate of Acacia Research Corporation, alleging that the Company infringes U.S. Patent Number 5,444,842. This matter is in its earliest stages. The outcome of this matter is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 28, 2010, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 75.5% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 66.5% of the total voting power, as of July 28, 2010. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2010 – April 30, 2010	—	N/A	—	$549,148,509
May 1, 2010 – May 31, 2010	183,940	$72.90	183,940	$535,738,933
June 1, 2010 – June 30, 2010	184,115	$74.47	184,115	$522,027,604
Total:	368,055	$73.69	368,055	$522,027,604

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of June 30, 2010, we had repurchased an aggregate of 3,007,075 shares of our class A common stock at an average price per share of $92.44 and an aggregate cost of $278.0 million under the 2005 Share Repurchase Program. As of June 30, 2010, $522.0 million of our class A common stock remained available for repurchase under the 2005 Share Repurchase Program.

Item 6.	Exhibits

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: August 4, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of Compensation for Named Executive Officers.

10.2	Summary of Compensation for Non-Employee Directors.

10.3	Fourth Amendment of Deed of Lease and First Extension of Term, dated April 26, 2010, between Tysons Corner Property LLC and the registrant (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.