Form 10-Q
period 2010-09-30
MICROSTRATEGY INC
filed 2010-11-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

51-0323571

(I.R.S. Employer

Identification Number)

1850 Towers Crescent Plaza, Vienna, VA

(Address of Principal Executive Offices)

22182

(Zip Code)

(703) 848-8600

(Registrant’s telephone number, including area code)

1861 International Drive, McLean, VA 22102

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 27, 2010 was 8,218,640 and 2,694,362, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$184,302	$224,769
Restricted cash and investments	1,061	549
Accounts receivable, net	57,729	56,399
Prepaid expenses and other current assets	14,562	10,861
Deferred tax assets, net	18,113	12,642

Total current assets	275,767	305,220

Property and equipment, net	63,732	54,906
Capitalized software development costs, net	10,723	13,431
Deposits and other assets	3,979	3,283
Deferred tax assets, net	1,765	6,490

Total assets	$355,966	$383,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,307	$28,460
Accrued compensation and employee benefits	47,507	46,277
Deferred revenue and advance payments	85,802	77,783
Deferred tax liabilities	254	115

Total current liabilities	166,870	152,635

Deferred revenue and advance payments	8,429	3,845
Other long-term liabilities	23,427	12,622

Total liabilities	198,726	169,102

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,314 shares issued and 8,219 shares outstanding, and 14,302 shares issued and 9,255 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,694 shares issued and outstanding	3	3
Additional paid-in capital	453,548	453,170
Treasury stock, at cost; 6,095 and 5,047 shares, respectively	(447,809)	(366,191)
Accumulated other comprehensive (loss) income	(1,014)	604
Retained earnings	152,498	126,628

Total Stockholders’ Equity	157,240	214,228

Total Liabilities and Stockholders’ Equity	$355,966	$383,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product licenses	$32,180	$34,443
Product support and other services	82,350	69,574

Total revenues	114,530	104,017

Cost of revenues:
Product licenses	1,966	1,947
Product support and other services	25,274	14,592

Total cost of revenues	27,240	16,539

Gross profit	87,290	87,478

Operating expenses:
Sales and marketing	42,002	31,489
Research and development	13,675	11,400
General and administrative	21,816	14,204

Total operating expenses	77,493	57,093

Income from continuing operations before financing and other income and income taxes	9,797	30,385

Financing and other expense:
Interest income, net	192	121
Other expense, net	(1,817)	(422)

Total financing and other expense	(1,625)	(301)

Income from continuing operations before income taxes	8,172	30,084
Provision for income taxes	821	8,730

Income from continuing operations	7,351	21,354

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision	—	—

Discontinued operations, net of tax	—	—

Net Income	$7,351	$21,354

Basic earnings per share (1):
From continuing operations	$0.66	$1.79
From discontinued operations	$—	$—

Basic earnings per share	$0.66	$1.79

Weighted average shares outstanding used in computing basic earnings per share	11,206	11,909

Diluted earnings per share (1):
From continuing operations	$0.63	$1.73
From discontinued operations	$—	$—

Diluted earnings per share	$0.63	$1.73

Weighted average shares outstanding used in computing diluted earnings per share	11,603	12,311

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Product licenses	$79,064	$71,897
Product support and other services	236,393	200,120

Total revenues	315,457	272,017

Cost of revenues:
Product licenses	5,741	4,523
Product support and other services	67,472	42,614

Total cost of revenues	73,213	47,137

Gross profit	242,244	224,880

Operating expenses:
Sales and marketing	114,750	93,376
Research and development	36,818	30,407
General and administrative	58,950	41,348

Total operating expenses	210,518	165,131

Income from continuing operations before financing and other income and income taxes	31,726	59,749

Financing and other income (expense):
Interest income, net	309	516
Other income (expense), net	3,176	(1,626)

Total financing and other income (expense)	3,485	(1,110)

Income from continuing operations before income taxes	35,211	58,639
Provision for income taxes	9,341	18,673

Income from continuing operations	25,870	39,966

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision of $11,190	—	14,437
Loss from discontinued operations, net of tax benefit of $54	—	(107)

Discontinued operations, net of tax	—	14,330

Net Income	$25,870	$54,296

Basic earnings per share (1):
From continuing operations	$2.24	$3.36
From discontinued operations	$—	$1.20

Basic earnings per share	$2.24	$4.56

Weighted average shares outstanding used in computing basic earnings per share	11,572	11,898

Diluted earnings per share (1):
From continuing operations	$2.16	$3.26
From discontinued operations	$—	$1.17

Diluted earnings per share	$2.16	$4.43

Weighted average shares outstanding used in computing diluted earnings per share	11,976	12,262

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$25,870	$54,296
Less: Income from discontinued operations, net	—	(14,330)

Income from continuing operations	25,870	39,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,313	7,681
Bad debt expense	2,429	1,153
Deferred taxes	(509)	14,294
Excess tax benefits from stock-based payment arrangements	(115)	(200)
Other, net	26	(10)
Changes in operating assets and liabilities:
Accounts receivable	(4,180)	(7,900)
Prepaid expenses and other current assets	(2,615)	(445)
Deposits and other assets	(707)	254
Accounts payable and accrued expenses	1,462	(1,948)
Accrued compensation and employee benefits	1,243	(4,224)
Deferred revenue and advance payments	12,922	7,085
Other long-term liabilities	10,799	1,572

Net cash provided by operating activities from continuing operations	55,938	57,278
Net cash used in operating activities from discontinued operations	—	(472)

Net cash provided by operating activities	55,938	56,806

Investing activities:
Purchases of property and equipment	(11,817)	(1,860)
Capitalized software development costs	(2,185)	(4,218)
Decrease in restricted cash and investments	248	504

Net cash used in investing activities from continuing operations	(13,754)	(5,574)
Net cash provided by investing activities from discontinued operations	—	24,546

Net cash (used in) provided by investing activities	(13,754)	18,972

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	240	565
Excess tax benefits from stock-based payment arrangements	115	200
Purchases of treasury stock	(81,618)	—
Distribution to Alarm.com minority shareholders	—	(60)

Net cash (used in) provided by financing activities from continuing operations	(81,263)	705
Net cash provided by financing activities from discontinued operations	—	—

Net cash (used in) provided by financing activities	(81,263)	705
Effect of foreign exchange rate changes on cash and cash equivalents	(1,388)	1,272

Net (decrease) increase in cash and cash equivalents	(40,467)	77,755
Cash and cash equivalents, beginning of period	224,769	122,915

Cash and cash equivalents, end of period	$184,302	$200,670

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,318	$—

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

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

(2) Restricted Cash and Investments

Restricted cash and investments consists of cash and investment balances restricted in use by contractual obligations with third parties.

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases and collateral for performance bonds. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2010 and December 31, 2009, the Company had $0.8 million and $1.0 million, respectively, in cash collateral posted under the security agreement, all of which was invested in money market funds that are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(3) Accounts Receivable

Accounts receivable, net of allowances, (in thousands) consisted of the following, as of:

	September 30, 2010	December 31, 2009
Billed and billable	$121,064	$130,714
Less: unpaid deferred revenue	(59,241)	(70,761)

	61,823	59,953
Less: allowance for doubtful accounts	(4,094)	(3,554)

	$57,729	$56,399

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30, 2010	December 31, 2009
Current:
Deferred product licenses revenue	$11,613	$11,726
Deferred product support revenue	114,114	120,389
Deferred other services revenue	13,052	14,363

Gross current deferred revenue	138,779	146,478
Less: unpaid deferred revenue	(52,977)	(68,695)

Net current deferred revenue	$85,802	$77,783

Non-current:
Deferred product licenses revenue	$4,455	$542
Deferred product support revenue	8,394	5,090
Deferred other services revenue	1,844	279

Gross non-current deferred revenue	14,693	5,911
Less: unpaid deferred revenue	(6,264)	(2,066)

Net non-current deferred revenue	$8,429	$3,845

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(5) Commitments and Contingencies

In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, the Company entered into an amendment to the lease pursuant to which the Company has leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The initial term of the lease expires in December 2020.

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ‘842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ‘842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery to enjoin DAS from proceeding with any attempt to enforce the ‘842 Patent against the Company in light of representations, warranties and releases made in connection with the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On May 26, 2010, 821,393 LLC (the “LLC”), a subsidiary of MicroStrategy Services Corporation (“MSC”), filed a complaint against the Insurance Carriers in the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint seeks damages from the Insurance Carriers resulting from their alleged: (1) breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft; (2) breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft; and (3) bad faith. On July 1, 2010, the LLC, together with the Company and MSC as new parties (the Company, MSC and the LLC, collectively, the “MicroStrategy Group”), filed an amended complaint, which added (1) the USAU Group as defendants and (2) new allegations in support of the MicroStrategy Group’s bad faith claim against all of the defendants. On July 20, 2010, the defendants answered the amended complaint and filed a motion to dismiss. On August 24, 2010, the defendants filed a motion for judgment relating to the bad faith count of the amended complaint.

The Company’s ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. The aircraft’s manufacturer has begun an inspection and assessment of the damage to the aircraft. Significant further inspection and assessment are required to determine the full extent of the damage, including whether the aircraft is repairable at all. Based on an initial inspection and damage assessment, the Company has estimated that the damage to the aircraft is at least $1.9 million, which estimate reflects only the approximate cost of the damaged components of the aircraft as identified during a visual inspection, and could be as much as $46.5 million, the carrying value that was reflected on the Company’s balance sheet at September 30, 2010 prior to any impairment. Since the Company does not believe that any amount within the range of $1.9 million to $46.5 million is a better estimate than any other amount within such range, the Company has recorded a $1.9 million impairment charge for a loss of property and equipment during the three month period ended September 30, 2010. As the inspection and damage assessment process continues, additional information may become available that would enable the Company to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. At September 30, 2010, the Company recorded a $1.9 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of September 30, 2010 or December 31, 2009.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended September 30, 2010, the Company repurchased an aggregate of 510,733 shares of its class A common stock at an average price per share of $78.21 and an aggregate cost of $39.9 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2010, the Company repurchased an aggregate of 1,048,335 shares of its class A common stock at an average price per share of $77.86 and an aggregate cost of $81.6 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2010, the Company had repurchased an aggregate of 3,517,808 shares of its class A common stock at an average price per share of $90.37 and an aggregate cost of $317.9 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

(7) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ended in 2000 and forward that were used in later tax years. The Company is currently under tax examination in Germany and the Netherlands.

As of September 30, 2010, the Company has recorded in other long-term liabilities an amount for uncertain income tax positions in the amount of $14.2 million. If recognized, $13.5 million of these unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits could increase between $2.0 and $3.0 million due to the Company’s international operations. The Company recognizes estimated accrued interest related primarily to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. As of September 30, 2010, the amount of accrued interest expense on unrecognized income tax benefits was not significant.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net, and valuation allowance (in thousands), as of:

	September 30, 2010	December 31, 2009
Net deferred tax assets	$24,356	$23,927
Valuation allowance	(4,732)	(4,910)

Deferred tax assets, net of valuation allowance	$19,624	$19,017

The valuation allowance as of September 30, 2010 and December 31, 2009 primarily relates to foreign net operating loss carryforwards and other foreign deferred tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2010. The Company also records discrete items in each respective period as appropriate. For the nine months ended September 30, 2010 and 2009, the Company’s consolidated effective tax rate from continuing operations was 26.5% and 31.8%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2010 decreased as compared to the nine months ended September 30, 2009, due primarily to an increased proportion of foreign income taxed at lower rates, the benefit derived from the release of foreign valuation allowances, and a discrete benefit recorded due to certain tax return provision adjustments primarily related to the domestic manufacturing deduction and meals and entertainment expenditures disallowance.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock. All stock options granted under the Company’s stock plans have terms of five to ten years and generally vest ratably over five years. The Company had 2.5 million shares of class A common stock authorized for option grants as of September 30, 2010. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy Incorporated’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. During the three months ended September 30, 2010, Angel.com did not grant any options to purchase shares of class A common stock of Angel.com. During the three months ended September 30, 2009, Angel.com granted options to purchase 904,500 shares of class A common stock of Angel.com, representing 6.6% of the outstanding equity of Angel.com at issuance on a fully diluted basis. Angel.com had 0.2 million shares of its class A common stock authorized for option grants as of September 30, 2010.

Share-based compensation expense for each of the three and nine months ended September 30, 2010 and 2009 was not significant.

(9) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$7,351	$21,354	$25,870	$54,296
Foreign currency translation adjustment	297	(181)	(1,615)	(639)
Unrealized gain (loss) on short-term investments, net of applicable taxes	4	(2)	(3)	(1)

Comprehensive income	$7,652	$21,171	$24,252	$53,656

(10) Common Equity and Earnings per Share

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

(11) Discontinued Operations

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

The following table summarizes the revenues, pre-tax gain on sale and pre-tax loss (in thousands) generated by the Alarm.com business for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009
Revenues	$2,217
Pre-tax gain on sale	$25,628
Pre-tax loss	$(161)

(12) Segment Information

The Company operates in one reportable segment with two business units – business intelligence software and services, and other. The business unit “Other” consists of the Company’s Angel.com business, which provides interactive voice response services. The following summary discloses total revenues and long-lived assets, excluding long-term investments and long-term deferred tax assets, (in thousands) according to geographic region:

	Business Intelligence Software and Services			Other Domestic
Geographic regions:	Domestic	EMEA	Other Regions		Consolidated
Three months ended September 30, 2010
Total revenues	$63,927	$34,399	$11,607	$4,597	$114,530
Long-lived assets	71,221	3,303	2,360	1,550	$78,434
Three months ended September 30, 2009
Total revenues	$60,742	$30,706	$8,716	$3,853	$104,017
Long-lived assets	52,535	3,029	1,972	1,259	$58,795
Nine months ended September 30, 2010
Total revenues	$180,407	$91,007	$31,268	$12,775	$315,457
Long-lived assets	71,221	3,303	2,360	1,550	$78,434
Nine months ended September 30, 2009
Total revenues	$156,307	$82,869	$23,172	$9,669	$272,017
Long-lived assets	52,535	3,029	1,972	1,259	$58,795

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

comprising Latin America and the Asia Pacific region. For the three months ended September 30, 2010, Germany accounted for more than 10% of total consolidated revenues. For the nine months ended September 30, 2010, no individual foreign country accounted for 10% or more of total consolidated revenues. For the three and nine months ended September 30, 2009, no individual foreign country accounted for 10% or more of total consolidated revenues.

As of each of September 30, 2010 and 2009, no more than 10% of the Company’s consolidated assets were concentrated in any one country outside of the United States. For each of the three and nine months ended September 30, 2010 and 2009, no individual customer accounted for 10% or more of total consolidated revenues.

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

For the nine months ended September 30, 2010, we operated one non-core business, Angel.com. For the nine months ended September 30, 2009, we operated two non-core businesses – Alarm.com, which we operated during a portion of such period, and Angel.com, which we operated during all of such period. Alarm.com was a provider of web-enabled residential and commercial security and activity monitoring technology, and Angel.com is a provider of interactive voice response services.

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

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2010 and 2009:

	Core BI Business		Angel.com		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009

Revenues
Product licenses	$32,180	$34,443	$—	$—	$32,180	$34,443
Product support and other services	77,753	65,721	—	—	77,753	65,721
Angel.com services	—	—	4,597	3,853	4,597	3,853

Total revenues	109,933	100,164	4,597	3,853	114,530	104,017

Cost of revenues
Product licenses	1,966	1,947	—	—	1,966	1,947
Product support and other services	23,162	13,048	—	—	23,162	13,048
Angel.com services	—	—	2,112	1,544	2,112	1,544

Total cost of revenues	25,128	14,995	2,112	1,544	27,240	16,539

Gross profit	84,805	85,169	2,485	2,309	87,290	87,478

Operating expenses
Sales and marketing	39,979	30,364	2,023	1,125	42,002	31,489
Research and development	12,773	10,443	902	957	13,675	11,400
General and administrative	21,223	13,817	593	387	21,816	14,204

Total operating expenses	73,975	54,624	3,518	2,469	77,493	57,093

Income (loss) from continuing operations before financing and other income and income taxes	$10,830	$30,545	$(1,033)	$(160)	$9,797	$30,385

	Core BI Business		Angel.com		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009

Revenues
Product licenses	$79,064	$71,897	$—	$—	$79,064	$71,897
Product support and other services	223,618	190,451	—	—	223,618	190,451
Angel.com services	—	—	12,775	9,669	12,775	9,669

Total revenues	302,682	262,348	12,775	9,669	315,457	272,017

Cost of revenues
Product licenses	5,741	4,523	—	—	5,741	4,523
Product support and other services	61,716	38,780	—	—	61,716	38,780
Angel.com services	—	—	5,756	3,834	5,756	3,834

Total cost of revenues	67,457	43,303	5,756	3,834	73,213	47,137

Gross profit	235,225	219,045	7,019	5,835	242,244	224,880

Operating expenses
Sales and marketing	109,642	90,012	5,108	3,364	114,750	93,376
Research and development	34,416	27,582	2,402	2,825	36,818	30,407
General and administrative	57,415	40,077	1,535	1,271	58,950	41,348

Total operating expenses	201,473	157,671	9,045	7,460	210,518	165,131

Income (loss) from continuing operations before financing and other income and income taxes	$33,752	$61,374	$(2,026)	$(1,625)	$31,726	$59,749

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

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•	significantly increasing our sales and marketing activities to create brand awareness in an effort to obtain new customer relationships, as well as to expand and strengthen our existing customer base;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces; and

•

forming a “High Performance and Scalability Lab”, creating a dedicated Performance Engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives we anticipate significantly increasing our headcount during 2010 to expand our research and development, sales, consulting and product support organizations. As a result, we expect that our cost of revenues and operating expenses will continue to increase during the balance of 2010.

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

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. Notwithstanding the rent abatements, we will recognize lease expense ratably over the term of the lease. As we continued to pay rent and recognize lease expense on our former corporate headquarters until October 2010, we expect a one-time increase in operating expenses of approximately $5.2 million for 2010, with approximately $1.3 million remaining to be recognized in the fourth quarter of 2010.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. The aircraft’s manufacturer has begun an inspection and assessment of the damage to the aircraft. Significant further inspection and assessment are required to determine the full extent of the damage, including whether the aircraft is repairable at all. Based on an initial inspection and damage assessment, we have estimated that the damage to the aircraft is at least $1.9 million, which estimate reflects only the approximate cost of the damaged components of the aircraft as identified during a visual inspection, and could be as much as $46.5 million, the carrying value that was reflected on our balance sheet at September 30, 2010 prior to any impairment. Since we do not believe that any amount within the range of $1.9 million to $46.5 million is a better estimate than any other amount within such range, we have recorded a $1.9 million impairment charge for a loss of property and equipment during the three month period ended September 30, 2010. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. At September 30, 2010, we recorded a $1.9 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies and valuation of net deferred tax assets, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies in which, in each case, there have been no significant changes since December 31, 2009, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

International product licenses revenues	$(802)	$(513)	$(361)	$(2,664)
International product support revenues	(1,178)	(1,693)	34	(8,509)
International other services revenues	(371)	(489)	96	(2,810)

Cost of product support revenues	(22)	(97)	55	(480)
Cost of other services revenues	(430)	(534)	180	(2,518)
Sales and marketing expenses	(668)	(840)	313	(5,704)
General and administrative expenses	(72)	(308)	202	(1,519)

The term “international” refers to operations outside of the United States and Canada. For example, if there had been no change to the foreign currency exchange rates from 2009 to 2010, international product licenses revenues would have been $15.3 million rather than $14.5 million and $32.7 million rather than $32.3 million for the three and nine months ended September 30, 2010, respectively. If there had been no change to foreign currency exchange rates from 2009 to 2010, sales and marketing expenses for our core BI business would have been $40.6 million rather than $40.0 million and $109.3 million rather than $109.6 million for the three and nine months ended September 30, 2010, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2010 and 2009

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Product Licenses Revenues:
Domestic	$17,727	$22,819	-22.3%	$46,771	$43,699	7.0%
International	14,453	11,624	24.3%	32,293	28,198	14.5%

Total product licenses revenues	$32,180	$34,443	-6.6%	$79,064	$71,897	10.0%

The following table sets forth a summary, grouped by size, of the number of recognized product license transactions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	4	4	7	6
From $500,000 to $1.0 million of licenses revenue recognized	8	11	13	21

Total	12	15	20	27

Domestic:
Above $1.0 million of licenses revenue recognized	1	3	4	4
From $500,000 to $1.0 million of licenses revenue recognized	7	7	10	14

Total	8	10	14	18

International:
Above $1.0 million of licenses revenue recognized	3	1	3	2
From $500,000 to $1.0 million of licenses revenue recognized	1	4	3	7

Total	4	5	6	9

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$7,335	$8,549	-14.2%	$14,207	$12,869	10.4%
From $500,000 to $1.0 million of licenses revenue recognized	5,390	7,642	-29.5%	8,978	14,231	-36.9%
Below $500,000 of licenses revenue recognized	19,455	18,252	6.6%	55,879	44,797	24.7%

Total	32,180	34,443	-6.6%	79,064	71,897	10.0%

Domestic:
Above $1.0 million of licenses revenue recognized	1,240	7,472	-83.4%	8,112	9,615	-15.6%
From $500,000 to $1.0 million of licenses revenue recognized	4,787	4,936	-3.0%	6,846	9,402	-27.2%
Below $500,000 of licenses revenue recognized	11,700	10,411	12.4%	31,813	24,682	28.9%

Total	17,727	22,819	-22.3%	46,771	43,699	7.0%

International:
Above $1.0 million of licenses revenue recognized	6,095	1,077	465.9%	6,095	3,254	87.3%
From $500,000 to $1.0 million of licenses revenue recognized	603	2,706	-77.7%	2,132	4,829	-55.9%
Below $500,000 of licenses revenue recognized	7,755	7,841	-1.1%	24,066	20,115	19.6%

Total	$14,453	$11,624	24.3%	$32,293	$28,198	14.5%

For the three months ended September 30, 2010 and 2009, product licenses transactions with at least $500,000 of recognized revenue represented 39.5% and 47.0%, respectively, of our product licenses revenues. For the nine months ended September 30, 2010 and 2009, our top three product licenses transactions totaled $8.3 million of recognized revenue in each period, or 10.4% and 11.6% of total product licenses revenues, respectively.

Product licenses revenues decreased 6.6% for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily due to a decrease in the number and the average deal size of domestic transactions and the number of international transactions with less than $1.0 million of recognized revenue, partially offset by an increase in the number and average deal size of international transactions with at least $1.0 million of recognized revenue.

Product licenses revenues increased 10.0% for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of international product licenses transactions with at least $1.0 million of recognized revenue and an increase in the average deal size of product licenses transactions with less than $500,000 of recognized revenue, partially offset by a decrease in the number of product licenses transactions with less than $1.0 million of recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues decreased 22.3% for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily due to a decrease in the number of domestic transactions with at least $1.0 million of recognized revenue, partially offset by an increase in the average deal size of domestic transactions with less than $500,000 of recognized revenue.

Domestic product licenses revenues increased 7.0% for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an increase in the average deal size of domestic transactions with less than $500,000 of recognized revenue, partially offset by a decrease in the number and average deal size of domestic transactions with at least $500,000 of recognized revenue.

International product licenses revenues. International product licenses revenues increased 24.3% for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with at least $1.0 million of recognized revenue, partially offset by a decrease in the number and average deal size of transactions with at least $500,000 but less than $1.0 million of recognized revenue.

International product licenses revenues increased 14.5% for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with less than $500,000 of recognized revenue as well as an increase in the number and average deal size of international transactions with at least $1.0 million of recognized revenue.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Product Support and Other Services Revenues:
Product Support
Domestic	$30,734	$27,963	9.9%	$89,667	$82,335	8.9%
International	21,921	21,114	3.8%	64,230	58,350	10.1%

Total product support revenues	52,655	49,077	7.3%	153,897	140,685	9.4%

Consulting	21,068	13,164	60.0%	57,860	39,168	47.7%
Education	4,030	3,480	15.8%	11,861	10,598	11.9%

Total product support and other services revenues	$77,753	$65,721	18.3%	$223,618	$190,451	17.4%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily due to a 7.4% increase in the number of technical support contracts.

Both domestic and international product support revenues increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an 8.2% increase in the number of technical support contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, primarily due to an increase in billable hours, partially offset by a decrease in the average hourly rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, primarily due to an increase in average training prices, partially offset by a decrease in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Angel.com services	4,597	3,853	19.3%	12,775	9,669	32.1%

Angel.com services revenues increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 58.4% of the increase attributable to increased usage of Angel.com’s interactive voice response services, 33.0% of the increase attributable to an increase in professional services rendered and 8.6% of the increase attributable to an increase in support services provided.

Angel.com services revenues increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 69.9% of the increase attributable to increased usage of Angel.com’s interactive voice response services and 26.5% of the increase attributable to an increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Cost of Revenues:
Product licenses	$1,966	$1,947	1.0%	$5,741	$4,523	26.9%
Product support	2,837	2,410	17.7%	8,237	7,557	9.0%
Consulting	18,396	9,137	101.3%	47,919	26,854	78.4%
Education	1,929	1,501	28.5%	5,560	4,369	27.3%
Angel.com services	2,112	1,544	36.8%	5,756	3,834	50.1%

Total cost of revenues	$27,240	$16,539	64.7%	$73,213	$47,137	55.3%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

The cost of product licenses revenues for the three months ended September 30, 2010, as compared to the same period in the prior year, remained relatively flat. The increase in cost of product licenses revenues for the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily attributable to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009. We expect to amortize the remaining balance of $8.7 million of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the remaining amortization period of 18 months.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels. Product support headcount increased 26.4% to 134 at September 30, 2010 from 106 at September 30, 2009.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 49.9% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 33.2% of the increase attributable to an increased usage of billable subcontractors, 11.5% of the increase attributable to an increase in travel and entertainment expenditures and 5.2% of the increase attributable to an increase in facility and other related support costs. Consulting headcount increased 120.8% to 689 at September 30, 2010 from 312 at September 30, 2009.

Cost of consulting revenues increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 43.0% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 40.2% of the increase attributable to an increased usage of billable subcontractors, 11.0% of the increase attributable to an increase in travel and entertainment expenditures and 5.8% of the increase attributable to an increase in facility and other related support costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased for the three months ended September 30, 2010, as compared to the same period in the prior year, with 84.4% of the increase attributable to an increase in staffing levels and 15.6% of the increase attributable to an increased usage of subcontractors. Education headcount increased 33.3% to 52 at September 30, 2010 from 39 at September 30, 2009.

Cost of education revenues increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, with 82.2% of the increase attributable to an increase in staffing levels, 11.3% of the increase attributable to an increased usage of subcontractors and 6.5% of the increase attributable to an increase in translation services for our education materials.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and telephony costs, personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels. Angel.com consulting and technical support headcount increased 130.0% to 23 at September 30, 2010 from 10 at September 30, 2009.

Sales and marketing, general and administrative, and other operating expenses for core BI business. The following table sets forth sales and marketing, general and administrative and other operating expenses (in thousands) for our core BI business and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Sales and marketing	$39,979	$30,364	31.7%	$109,642	$90,012	21.8%
General and administrative	21,223	13,817	53.6%	57,415	40,077	43.3%

Total	$61,202	$44,181	38.5%	$167,057	$130,089	28.4%

Sales and marketing expenses for core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 64.4% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, 15.3% of the increase attributable to an increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile™ for the iPhone and iPad and 15.2% of the increase attributable to an increase in travel and entertainment expenditures. Sales and marketing headcount increased 18.5% to 660 at September 30, 2010 from 557 at September 30, 2009.

Sales and marketing expenses increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 73.2% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, 15.7% of the increase attributable to an increase in travel and entertainment expenditures and 7.5% of the increase attributable to an increase in marketing costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile™ for the iPhone and iPad.

General and administrative expenses for core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 24.1% of the increase attributable to an increase in rent expense related to the new headquarters lease, 14.6% of the increase attributable to an increase in transaction taxes, 13.7% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 13.1% of the increase attributable to an increase in recruiting costs related to our initiative to increase our staffing levels, 12.2% of the increase attributable to operating costs of our leased fractional interest in a corporate aircraft, 9.8% of the increase attributable to an increase in facility and other related support costs, 4.8% of the increase attributable to an increase in depreciation expense related to our owned corporate aircraft, 3.4% of the increase attributable to an increase in consulting and advisory costs and 2.2% of the increase attributable to an increase in travel and entertainment expenditures. General and administrative headcount increased 18.5% to 384 at September 30, 2010 from 324 at September 30, 2009.

General and administrative expenses increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 25.4% of the increase attributable to an increase in rent expense related to the new headquarters lease, 24.2% of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, 16.6% of the increase attributable to an increase in recruiting costs related to our initiative to increase our staffing levels, 10.4% of the increase attributable to facility and other related support costs, 7.4% of the increase attributable to an increase in transaction taxes, 6.2% of the increase attributable to an increase in depreciation expense related to our owned corporate aircraft and 5.2% of the increase attributable to operating costs of our leased fractional interest in a corporate aircraft.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Sales and marketing	$2,023	$1,125	79.8%	$5,108	$3,364	51.8%
General and administrative	593	387	53.2%	1,535	1,271	20.8%

Total	$2,616	$1,512	73.0%	$6,643	$4,635	43.3%

Angel.com sales and marketing expenses increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 76.3% of the increase attributable to an increase in compensation costs due to increased staffing levels, 13.4% of the increase attributable to an increase in travel and entertainment expenditures and 8.3% of the increase attributable to an increase in marketing costs related to Angel.com’s rebranding efforts and strategic marketplace studies. Sales and marketing headcount at Angel.com increased to 48 at September 30, 2010 from 20 at September 30, 2009.

Angel.com sales and marketing expenses increased for the nine months ended September 30, 2010, as compared to the same period in the prior year due to various factors, with 61.1% of the increase attributable to an increase in compensation costs due to increased staffing levels, 15.0% of the increase attributable to an increase in marketing costs related to increased sponsorships and agency fees, 13.5% of the increase attributable to an increase in travel and entertainment expenditures and 5.4% of the increase attributable to increased consulting and advisory costs.

Angel.com general and administrative expenses increased for the three months ended September 30, 2010, as compared to the same period in the prior year, due to various factors, with 32.0% of the increase attributable to an increase in facility and other support related costs, 27.2% of the increase attributable to an accrual related to a litigation matter, 24.6% of the increase attributable to an increase in recruiting costs, and 11.0% of the increase related to an increase in compensation and related costs due to increased staffing levels. The increase in Angel.com general and administrative expenses for the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in compensation and related costs due to an increase in staffing levels, partially offset by a decrease in facility and other support related costs. General and administrative headcount increased to 5 at September 30, 2010 from 4 at September 30, 2009.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change

Gross research and development expenses:
Core research and development activities	$12,773	$10,443	22.3%	$36,601	$31,800	15.1%
Angel.com research and development activities	902	957	-5.7%	2,402	2,825	-15.0%

Total research and development expenses before capitalized software development costs	13,675	11,400	20.0%	39,003	34,625	12.6%
Capitalized software development costs	—	—	n/a	(2,185)	(4,218)	-48.2%

Total research and development expenses	$13,675	$11,400	20.0%	$36,818	$30,407	21.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,683	$1,729	-2.7%	$4,892	$3,881	26.0%

Research and development expenses increased for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels. Research and development headcount increased 26.4% to 483 at September 30, 2010 from 382 at September 30, 2009.

Research and development expenses increased for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels as well as only $2.2 million in software development costs being capitalized during the nine months ended September 30, 2010 as compared to $4.2 million in software development costs that were capitalized in the same period in the prior year. Excluding capitalized software development costs, core research and development expenses increased by 15.1% for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to increased staffing levels.

As of September 30, 2010, our research and development resources were allocated to the following projects: 74.2% to MicroStrategy 9, including MicroStrategy Mobile™ for the iPhone and iPad, 21.0% to new product initiatives, and 4.8% to other research and development, including our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. For the nine months ended September 30, 2010 and 2009, we recorded a provision for income taxes from continuing operations of $9.3 million and $18.7 million, respectively, resulting in an effective tax rate for such periods of 26.5% and 31.8%, respectively. Our effective tax rate from continuing operations decreased for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily due to an increased proportion of foreign income taxed at lower rates, the benefit derived from the release of foreign valuation allowances, and a discrete benefit recorded due to certain tax return provision adjustments mainly related to the domestic manufacturing deduction and meals and entertainment expense disallowance.

As of September 30, 2010, we had fully utilized our U.S. federal net operating loss carryforwards and had foreign net operating loss carryforwards of $10.5 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $19.6 million. Also, as of September 30, 2010, we had a valuation allowance of $4.7 million (after-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the undistributed 2010 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended September 30, 2010 did not include any provision for U.S. federal and state taxes on the amount of the undistributed 2010 foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution.

Other income (expense). Other expense increased $1.4 million to $1.8 million for the three months ended September 30, 2010, as compared to the same period in the prior year. For the three months ended September 30, 2010 and 2009, other expense was primarily comprised of foreign exchange transaction losses. The loss during the three months ended September 30, 2010 was the result of the weakening of the U.S. dollar during the three months ended September 30, 2010.

Other income increased $4.8 million to $3.2 million for the nine months ended September 30, 2010 from other expense of $1.6 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, other income was primarily comprised of foreign exchange transaction gains and a receipt of $1.4 million, net of expenses, from a litigation settlement. For the nine months ended September 30, 2009, other expense was primarily comprised of foreign exchange transaction losses. The foreign exchange transaction gains during the nine months ended September 30, 2010 were the result of the strengthening of the U.S. dollar during the first nine months of the year.

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

The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009

Gain on sale of discontinued operations, net of tax	$14,437

Loss from discontinued operations, net of tax	(107)

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
Current:
Deferred product licenses revenue	$11,613	$11,726	$9,414
Deferred product support revenue	114,114	120,389	103,750
Deferred other services revenue	13,052	14,363	12,357

Gross current deferred revenue	138,779	146,478	125,521
Less: unpaid deferred revenue	(52,977)	(68,695)	(52,476)

Net current deferred revenue	$85,802	$77,783	$73,045

Non-current:
Deferred product licenses revenue	$4,455	$542	$291
Deferred product support revenue	8,394	5,090	6,073
Deferred other services revenue	1,844	279	102

Gross non-current deferred revenue	14,693	5,911	6,466
Less: unpaid deferred revenue	(6,264)	(2,066)	(2,618)

Net non-current deferred revenue	$8,429	$3,845	$3,848

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The decrease in gross current deferred revenue as of September 30, 2010, as compared to December 31, 2009, was primarily attributable to the seasonally large volume of product support invoices generated during the three months ended December 31, 2009. The increase in gross current deferred revenue and advance payments as of September 30, 2010, as compared to September 30, 2009, was primarily attributable to an increase in the number of technical support contracts in our installed customer base and an increase in the deferral of product licenses revenues for which revenue recognition criteria have not been satisfied.

Including unpaid deferred revenue, we expect to recognize approximately $138.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2010, we had agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2015 totaling approximately $80.5 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On September 30, 2010 and December 31, 2009, we had $184.3 million and $224.8 million, respectively, in cash and cash equivalents. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Based upon our cash position, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2010, we had $0.8 million in cash collateral posted under the security agreement, all of which is invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended September 30, 2010, we repurchased an aggregate of 510,733 shares of our class A common stock at an average price per share of $78.21 and an aggregate cost of $39.9 million pursuant to the 2005 Share Repurchase Program. During the nine months ended September 30, 2010, we repurchased an aggregate of 1,048,335 shares of our class A common stock at an average price per share of $77.86 and an aggregate cost of $81.6 million pursuant to the 2005 Share Repurchase Program. As of September 30, 2010, we had repurchased an aggregate of 3,517,808 shares of our class A common stock at an average price per share of $90.37 and an aggregate cost of $317.9 million pursuant to the 2005 Share Repurchase Program.

All of the amounts above relating to average price per share and aggregate cost include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The initial term of the lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands), based on the currently expected due dates of the various installments:

	Twelve Months Ended September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations:
Operating leases	$13,806	$16,337	$14,977	$14,123	$12,887	$62,858	$134,988

Total	$13,806	$16,337	$14,977	$14,123	$12,887	$62,858	$134,988

As of September 30, 2010, we had $14.2 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $55.9 million and $56.8 million for the nine months ended September 30, 2010 and 2009, respectively. The major components of net cash provided by operating activities for the nine months ended September 30, 2010 were $25.9 million of net income from continuing operations, a $12.9 million increase in deferred revenue and advance payments, a $10.8 million increase in other long-term liabilities, $9.3 million of non-cash depreciation and amortization charges, a $2.4 million increase in bad debt expense and a $1.5 million increase in accounts payable and accrued expenses, partially offset by a $4.2 million increase in accounts receivable and a $2.6 million increase in prepaid expenses and other current assets. The decrease in net cash provided by operating activities for the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily attributable to a decrease of $14.8 million in deferred taxes, a $14.1 million decrease in net income from continuing operations and an increase of $2.2 million in prepaid expenses and other current assets, partially offset by an increase of $9.2 million in other long-term liabilities, an increase of $5.8 million in deferred revenue and advance payments, an increase of $5.5 million in accrued compensation and employee benefits, an increase in accounts receivable of $3.7 million, an increase of $3.4 million in accounts payable and accrued expenses, an increase of $1.6 million in non-cash depreciation and amortization charges and an increase of $1.3 million in bad debt expense.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $13.8 million for the nine months ended September 30, 2010. Net cash provided by investing activities was $19.0 million for the nine months ended September 30, 2009. The major components of net cash used in investing activities for the nine months ended September 30, 2010 consisted of $11.8 million of purchases of property and equipment, $2.2 million of capitalized software development costs, partially offset by a $0.2 million decrease in restricted cash and investments. The increase in net cash used in investing activities for the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily attributable to a $24.5 million decrease in cash provided by discontinued operations, since the proceeds from the February 2009 sale of our equity interest in Alarm.com were included for the nine months ended September 30, 2009, as well as a $10.0 million increase in purchases of property and equipment, partially offset by a $2.0 million decrease in capitalized software development costs.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $81.3 million for the nine months ended September 30, 2010. Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2009. The increase in net cash used in financing activities for the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily attributable to an increase in purchases of treasury stock of $81.6 million for the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. These letters of credit are used as security deposits for office leases, including the office lease for our corporate headquarters, as well as collateral for performance bonds. We may invest the cash collateral under the security agreement in certain permitted investments. As of September 30, 2010, we had $0.8 million of cash collateral posted under the security agreement.

As of September 30, 2010, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2010, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 40.2% and 37.9% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 38.8% and 39.0% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.5%. If average exchange rates had changed unfavorably by 10%, our total revenues for the nine months ended September 30, 2010 would have decreased by 0.1%.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ‘842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ‘842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery to enjoin DAS from proceeding with any attempt to enforce the ‘842 Patent against the Company in light of representations, warranties and releases made in connection with the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 14, 2010, we sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On May 26, 2010, 821,393 LLC (the “LLC”), a subsidiary of MicroStrategy Services Corporation (“MSC”), filed a complaint against the Insurance Carriers in the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint seeks damages from the Insurance Carriers resulting from their alleged: (1) breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft; (2) breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft; and (3) bad faith. On July 1, 2010, the LLC, together with the Company and MSC as new parties (the Company, MSC and the LLC, collectively, the “MicroStrategy Group”), filed an amended complaint, which added (1) the USAU Group as defendants and (2) new allegations in support of the MicroStrategy Group’s bad faith claim against all of the defendants. On July 20, 2010, the defendants answered the amended complaint and filed a motion to dismiss. On August 24, 2010, the defendants filed a motion for judgment relating to the bad faith count of the amended complaint. The outcome of this litigation is not presently determinable.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, Information Builders, Qlik Technologies and the SAS Institute. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

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

If we are required to further write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of September 30, 2010 includes as part of property and equipment, net, an asset of $44.6 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation and a $1.9 million impairment charge taken during the three month period ended September 30, 2010.

In February 2010, the aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. The aircraft’s manufacturer has begun an inspection and assessment of the damage to the aircraft. Significant further inspection and assessment are required to determine the full extent of the damage, including whether the aircraft is repairable at all. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to and including the remaining carrying value of the aircraft. We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. Litigation with our insurance carriers may determine the amount that is recoverable under our insurance policy and the period in which we may realize any such recovery. If any future aircraft impairment charge is not offset by insurance proceeds of an equivalent amount, or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially and adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2010, transactions by channel partners for which we recognized revenues accounted for 18.7% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $153.5 million as of September 30, 2010. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $59.2 million, resulting in net deferred revenue and advance payments of $94.2 million as of September 30, 2010. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2015 totaling $80.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2010 and 2009; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

As of September 30, 2010, we had $19.9 million of deferred tax assets, net of valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.2% and 37.9% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 38.8% and 39.0% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Our international operations require significant management attention and financial resources.

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

On February 1, 2010, President Obama’s administration submitted its fiscal year 2011 budget to Congress. Included in the submission were several proposals to reform U.S. tax laws, including a proposal to further limit foreign tax credits and tax “excess returns” associated with offshore intangibles. Certain of the proposals were included in the Education Jobs and Medicaid Assistance Act that was enacted on August 10, 2010. The new legislation is not expected to have a material adverse effect on our operating results or financial condition. It is unclear whether the remaining proposals will be enacted or, if enacted, what the scope of the reforms will be. The remaining proposals could, if enacted, have a material adverse effect on our operating results and financial condition.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2010 and 2009, our top three product licenses transactions with recognized revenue totaled $8.3 million in each period, or 10.4% and 11.6% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

For example, on November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ‘842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ‘842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery to enjoin DAS from proceeding with any attempt to enforce the ‘842 Patent against the Company in light of representations, warranties and releases made in connection with the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. This matter is in its earliest stages. The outcome of this matter is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 27, 2010, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 76.6% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 67.4% of the total voting power, as of October 27, 2010. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2010 – July 31, 2010	—	N/A	—	$522,027,604
August 1, 2010 – August 31, 2010	368,853	$76.92	368,853	$493,656,849
September 1, 2010 – September 30, 2010	141,880	$81.57	141,880	$482,083,183
Total:	510,733	$78.21	510,733	$482,083,183

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of September 30, 2010, we had repurchased an aggregate of 3,517,808 shares of our class A common stock at an average price per share of $90.37 and an aggregate cost of $317.9 million under the 2005 Share Repurchase Program. As of September 30, 2010, $482.1 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program.

Item 6.	Exhibits

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: November 3, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of Compensation for Named Executive Officers (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 000-24435) and incorporated by reference herein).

10.2	Summary of Compensation for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.