Form 10-K
period 2010-12-31
MICROSTRATEGY INC
filed 2011-02-18
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	1850 Towers Crescent Plaza, Vienna, VA 22182	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(I.R.S Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 848-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2010 on the Nasdaq Global Market) was approximately $649.8 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 10, 2011 was 7,969,067 and 2,694,362, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2011 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

MICROSTRATEGY INCORPORATED

MicroStrategy, MicroStrategy 9, MicroStrategy Business Intelligence Platform, MicroStrategy Intelligence Server, MicroStrategy Report Services, MicroStrategy Dynamic Enterprise Dashboards, MicroStrategy OLAP Services, MicroStrategy Web, MicroStrategy Web Universal, MicroStrategy Mobile, MicroStrategy Distribution Services, MicroStrategy Office, MicroStrategy Desktop, MicroStrategy Architect, MicroStrategy SDK, MicroStrategy Integrity Manager, MicroStrategy Command Manager, MicroStrategy Enterprise Manager, MicroStrategy Object Manager and MicroStrategy MultiSource Option are either trademarks or registered trademarks of MicroStrategy Incorporated in the United States and certain other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy”, the “Company”, “we”, “us” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise indicates).

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

Overview

MicroStrategy is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. Our mission is to empower every business user to make more informed decisions by providing timely, relevant and accurate answers to their business questions. To achieve this mission, our single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. We provide sophisticated analytical performance to business users in the format that suits them best, from high-level dashboards to custom reports and advanced analysis via e-mail, web, and mobile devices. We engineer our software for reliability, scalability, security, and ease of administration for organizations of all sizes. Leading companies and government organizations worldwide have chosen MicroStrategy as their enterprise business intelligence standard. MicroStrategy facilitates customer BI solutions utilizing MicroStrategy software with a comprehensive offering of consulting, education, technical support, and technical advisory services for our customers and strategic partners.

Our software platform, MicroStrategy 9, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and information dashboards about the users’ business performance. MicroStrategy 9 can be used by companies to provide their employees with information to make data-driven business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers, and executives the critical insight they need to reduce costs, reallocate resources, improve efficiencies and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers with insights used to manage inventory levels, analyze supply chains, and track vendor performance.

Businesses are recognizing the value of empowering their executives, workforce, suppliers and business partners with actionable information at all times, not just while they are at their desktop computers. The ability to access business information 24x7 shortens decision-making time, streamlines business processes, enhances collaboration, and makes every location an office. We believe mobile business intelligence is poised to expand the business intelligence market significantly, with more people accessing more data from their mobile devices. MicroStrategy Mobile extends our MicroStrategy 9 software platform to mobile devices quickly and easily, and provides intuitive business intelligence that is optimized for the mobile user.

We were incorporated as a Delaware corporation on November 17, 1989.

Industry Background

Business intelligence software offers decision-makers the opportunity to ask and answer questions about data that has been captured but not yet fully exploited.

Four key business needs have driven demand for business intelligence solutions:

•

Increase User Access and Scalability: In the past, dissemination of information has been limited to a few power users or analysts. Now a wide range of information customers – from customer service representatives to the CEO within a company and from customers to suppliers outside the organization – demand and can benefit from the insight that business intelligence can provide. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across an enterprise. In addition, demand for business intelligence on mobile devices is being driven by the growth of the mobile Internet and by the accelerating growth of mobile devices such as the Apple iPhone®, iPod Touch® and iPad®; RIM’s BlackBerry® and the increasing array of Android-based devices.

•

Increase Data Scalability: Increasing information generation, and in particular, the ability to capture electronically and store every business transaction has made terabyte-size data warehouses commonplace. Terabyte-size data warehouses store one trillion bytes of data or more and are among the largest databases in the world. While transaction-level information is now routinely captured, organizations can struggle to make productive use of such massive data stores. Organizations need to view data within the operational context of the data – making even the most detailed information meaningful to business users. As a result, users want the ability to easily discover trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

•

Improve Supply Efficiency: Supplier transactions become more efficient with direct access to inventory and other related data. However, for true vendor-managed inventory and collaborative commerce systems, vendors also need to have access to key information about how their products are performing against business metrics. For example, vendors should be able to see how their products are selling in each geographic region so as not to over-ship products that are slow-moving or under-ship products that are selling quickly. By opening vendor performance information to the vendors themselves, buyers and sellers of goods and services become partners in the quest to optimize sales, margin, and inventory.

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

The widespread acceptance of the Internet as a medium of communication and commerce has changed the way businesses interact with each other and their customers by allowing businesses to establish new revenue streams, create new distribution channels and reduce costs. Simultaneously, the amount of corporate information stored in databases continues to grow exponentially, and companies are giving an increasing number of employees, customers, and suppliers access to their information. Business intelligence tools are one of the gateways to this information. For example, companies are using Internet-based systems to facilitate business operations, including sales automation, supply-chain management, marketing, customer service, and human resource management. Consumers are also becoming increasingly sophisticated in their use of the Internet, relying on the Internet not only to make online purchases, but also to perform price comparisons, analyze recommendations from like-minded individuals, educate themselves about relevant products and offerings, and enter into transactions that were once conducted face-to-face or via the telephone. The integration of the Internet into business processes and increased consumer sophistication create opportunities for companies to use business intelligence applications as part of a more dynamic business model. Factors driving demand for these applications include:

•

Increased Electronic Capture of Transaction, Operational and Customer Information: The rapid growth in the electronic capture of business information and the increased availability of related profile data on the parties or products involved in each transaction are providing businesses with a rich data foundation for performing various analyses and making decisions. Powerful data analysis and mining tools are required to sift through massive amounts of data to uncover information regarding customer interactions, trends, patterns and exceptions, in turn enabling organizations to provide superior service and products to customers.

•

Need to Create a Personalized, One-to-One Customer and/or Supplier Experience While Maintaining Privacy: Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences, and earn their loyalty by providing superior service, security, and convenience. In order to successfully acquire, retain and upgrade customers, organizations need to understand their customers’ profiles, transaction history, past responses to marketing campaigns, and interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging. At the same time, while businesses have the opportunity to collect a variety of information that could improve targeting, customers are concerned about the potential for loss or abuse of their privacy.

•

Need to Integrate Online and Traditional Operations: While there are substantial benefits to conducting business electronically, companies need to ensure that their online operations work in combination with their traditional operations. Companies are seeking to ensure that an order placed online can be reliably fulfilled according to the expectations of the customer and to develop and maintain consistent interactions with customers across different channels. Maintaining the integrity of, and enhancing, the customer experience are crucial to fostering customer loyalty and supply chain relationships.

•

Increased Openness of Business Intelligence Applications to Customers, Suppliers and Partners: Business intelligence systems are no longer confined to the organization. Today, companies are extending their business intelligence insight to suppliers, channel partners and customers via extranets. Business partners can have up-to-the-minute access to sales histories, inventory status, and billing information through their web browsers and on mobile devices.

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis and monitoring of real-time business information. The platform provides reliable and maintainable solutions with a low total cost of ownership and can be used in departmental, enterprise, or extranet deployments. The MicroStrategy business intelligence platform can be used to identify trends, improve operational efficiencies, reduce costs, and increase profitability. Since businesses combine information from across the enterprise, solutions built on the MicroStrategy platform give analysts, managers, and executives critical insight they need in optimizing their business operations. Integrated web-based reporting, report delivery, and real-time alerting capabilities can enable the entire enterprise to work smarter and faster.

MicroStrategy’s business intelligence platform provides the functionality users need to make better business and management decisions. The MicroStrategy platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable, and easy to administer. With one platform, users are able to report, analyze, and monitor their business with all of the five most popular styles of business intelligence, which consist of:

1.	Scorecards and Dashboards — Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence targets the business monitoring needs of managers and executives.

2.	Reporting – Report formats can convey more detailed operational information than is conveyed on a scorecard or dashboard. These reports provide critical information to all personnel across the enterprise.

3.	Online Analytical Processing (OLAP) Analysis — Slice-and-dice analysis with drilling, pivoting, page-by and sorting capabilities serves business users whose analytical needs exceed the content of operational reports and require a simple environment for basic exploration within a limited range of data.

4.	Advanced and Predictive Analysis — Investigative queries can analyze data in the database, down to the transaction level detail if necessary. This style provides extensive predictive and statistical treatment of the data for correlation analysis, trend analysis, financial analysis, and projections.

5.	Alerts and Proactive Reporting — Information that needs continuous monitoring requires alerts and proactive reporting to serve large populations on set schedules, business exceptions or on-demand. This style of business intelligence targets large user populations both internal and external to the enterprise.

Specific benefits of the MicroStrategy 9 business intelligence platform include:

Flexibility to Report, Analyze and Monitor. MicroStrategy 9 unifies reporting, analysis, and real-time business monitoring into one experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

Industrial-Strength Business Intelligence. The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber technology, high user scalability, and high database scalability. It enables centralized administration, operations, and operations maintenance in a unified interface and from a unified backplane. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero footprint web product, where business intelligence can expand across and grow with the enterprise.

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

Easy-to-use Interface for Business Users. MicroStrategy 9 exposes all the sophisticated business intelligence applications to end users through an easy to use intuitive what-you-see-is-what-you-get (WYSIWYG) web interface. This enables deployment to large user populations with minimal training required. The user interface includes an array of “one-click” actions embedded throughout the interface. It uses dialog boxes, mouse-over tool tips, and undo/redo buttons to make it easy for business users to explore the software without prior training.

Interactive Reporting. MicroStrategy 9 makes all reports and scorecards fully interactive. Business users can rearrange the organization of any report with simple drag-and-drop actions or by clicking on the toolbar icons to get views of the data, all from the same report and without requiring assistance from IT.

Rapid Deployment of Mobile BI Applications. MicroStrategy Mobile capabilities enable existing MicroStrategy 9 projects to be extended to the iPhone, iPad, and BlackBerry, typically within several days. MicroStrategy Mobile applications are assembled in a point-and-click fashion and do not require any coding. Application creators can choose from an array of displays and controls optimized for mobile devices.

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

Direct Access to SAP BW, Microsoft Analysis Services and Oracle Essbase. MicroStrategy 9 incorporates a dynamic data access engine designed to access multi-dimensional databases (MDDBs or OLAP Cube Databases), such as those from SAP Business Warehouse (BW), Microsoft Analysis Services and Oracle Essbase.

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

In addition, MicroStrategy 9’s Dynamic MDX Engine generates MDX syntax against Microsoft Analysis Services and Oracle Essbase using the XMLA (XML for Analysis) standard for communication. XMLA is a standard for accessing multidimensional data jointly developed by members of the XMLA council. As with SAP BW, MicroStrategy’s MDX is dynamically generated using the multidimensional models implicit in Microsoft Analysis Services and Oracle Essbase cubes. Because of this, users can automatically drill back to underlying source data without any additional programming or drill-path design.

Users of SAP BW, Microsoft Analysis Services and Oracle Essbase databases can access this data through all of the MicroStrategy interfaces, including MicroStrategy Web, Office, Desktop and Mobile, just like any other MicroStrategy report.

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

Heterogeneous Joining of Data From Across the Enterprise. The MicroStrategy 9 platform extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from different sources within the MicroStrategy object model, MicroStrategy 9 can automatically join data from multiple different sources in the same report. Data can come from any source accessible by MicroStrategy 9, including the data warehouse, data marts, SAP BW, Microsoft Analysis Services, Oracle Essbase and other operational system databases.

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

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms commonly used for business intelligence systems as well as multi-dimensional databases like SAP BW. Important features of our solution in this area include:

•	SQL optimization drivers that improve performance of each major database in a customized way;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support multiple languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that the MicroStrategy 9 platform incorporates one of the most sophisticated analysis engines available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer and transaction levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics and campaign management. The MicroStrategy 9 platform allows the creation of highly sophisticated systems that take maximum advantage of the detail available in a company’s databases.

Powerful Personalization Engine. The MicroStrategy 9 platform includes a customer and transaction level personalization engine. The underlying architecture is designed to generate personalization parameters based on data gathered by an organization from a variety of sources, including past customers’ transactions, customer clickstream information, stated user preferences and demographic information. In addition, the MicroStrategy personalization engine is able to determine when and under what circumstances a person is automatically provided with a set of information, which can be used in fraud detection and homeland security applications.

Powerful Distribution Engine for Information Delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via e-mail, web and mobile devices. The distribution engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

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

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation with our business intelligence platform, the benefits of using our platform and competitive differentiators. The channels we use to communicate with these constituencies include:

•	Advertising;

•	Social media;

•	Mobile Application downloads;

•	Direct e-mail;

•	Industry events;

•	User conferences;

•	Strategic partners;

•	Word of mouth and peer references;

•	Industry awards;

•	Our website; and

•	Media coverage.

Technology Strategy. Our technology strategy is focused on expanding support for large information stores, enhancing our analysis capabilities, and enhancing report delivery to all commonly used devices, including mobile devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We are working to further differentiate our product offerings by increasing:

•	Data Capacity — the volume of information that can be efficiently analyzed and utilized;

•	User Concurrency — the number of users that can be supported simultaneously;

•	Sophistication — the range of analytical methods available to the application designer;

•	Performance — the response time of the system;

•	Database Flexibility — the range of data sources, data warehouses and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness — the reliability and availability of the software in mission-critical environments;

•	Deployability — the ease with which applications can be deployed, modified, upgraded and tuned;

•	Personalization — the quality and sophistication of a one-to-one user experience;

•	Content Flexibility — the range of content, both structured and unstructured, that can be efficiently utilized;

•	Media Channel and Interface Flexibility — the range of media channels (including mobile devices), interface options, and display features supported; and

•	Transaction Capabilities — the ability to efficiently initiate actions and transactions from mobile devices and web-based dashboards.

Additionally, we are working to make the MicroStrategy business intelligence platform available as a service through a cloud computing model, with subscribers having access to our products and technical support services on a remotely hosted basis.

Sales and Services Strategy. We primarily sell through our dedicated sales force, and additionally through indirect channel partners in order to increase market coverage in both domestic and international markets. We provide financial incentives for our indirect channel partners to market and distribute our products and services. We also offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software. Furthermore, we offer a wide range of services that provide support in the discovery, planning, development and deployment stages of a MicroStrategy product.

Products

We currently offer an integrated business intelligence platform, known as MicroStrategy 9, which is designed to enable businesses to make more effective business decisions.

MicroStrategy 9. MicroStrategy 9 was made generally available in the first quarter of 2009. MicroStrategy 9 delivers technology and features designed to:

•	Extend enterprise BI with enhancements for greater scalability, performance and efficiency;

•	Enable rapid development and deployment of departmental BI applications; and

•	Provide a seamless consolidation path from departmental BI to enterprise BI.

MicroStrategy 9 Release 3. MicroStrategy’s latest release of MicroStrategy 9 was made generally available on October 15, 2010. MicroStrategy 9 Release 3 features enhancements that deliver business information significantly faster than prior releases and make BI easier to use. With this release, typical dashboards can contain up to three times more data, run up to two times faster, and respond to user interactions up to five times faster than previous releases. In addition, flash dashboards gain increased OLAP functionality, including drilling, pivoting, sorting, and filtering to give business users greater insights into the data. Business users can also export interactive flash dashboards into PDF documents to easily share them with others.

MicroStrategy 9 Release 3 also accelerates performance with new features and functionality. New algorithms automatically detect when a report can use in-memory data sources to deliver reports, analyses, and dashboards up to six times faster than previously. In-memory BI now covers a broader range of sophisticated analytics, such as non-aggregatable metrics and nested calculations, resulting in significant performance acceleration of complex reports. Multiple MicroStrategy applications can be loaded in parallel rather than in a series, making these applications available faster.

With MicroStrategy 9 Release 3, customers can get many new reports up and running in less than 30 minutes. A new capability allows business users to publish their personal data from Excel spreadsheets or local databases into the customer’s BI system. Once the data is published, users can immediately create reports, charts and dashboards from their personal data and share them with others. Customers can set up new applications quickly using pre-designed dashboards and app templates that include layouts, formatting and analytic workflows. Within minutes, a customer can deploy a fully functioning dashboard or mobile app by rewiring the pre-designed dashboard template to new data.

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

MicroStrategy Intelligence Server contains an analytic engine with over 290 different mathematical, financial and statistical data mining functions with the flexibility for further function extensions. MicroStrategy Intelligence Server combines the power of its analytic engine with the scalability of a relational database to perform complex data analysis with maximum efficiency.

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

MicroStrategy’s Dynamic Enterprise Dashboards combine advanced data visualization and animation with MicroStrategy’s industrial strength business intelligence platform to deliver highly intuitive information dashboards that yield greater business insight than traditional graphs and grids. Business users can intuitively flip through many different perspectives of corporate performance without ever leaving the dashboard, allowing them to quickly and easily identify problems and diagnose root causes.

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

MicroStrategy Mobile. MicroStrategy Mobile, a platform that extends MicroStrategy 9 business intelligence applications (apps) to mobile devices, has been available for the BlackBerry since September 2007 and in June 2010 became generally available for the iPhone and iPad. MicroStrategy Mobile enables companies to extend graphs, grids, enterprise reports, and information dashboards to the iPhone, iPad and BlackBerry. Mobile business intelligence is a logical extension of traditional business intelligence, but requires even higher performance and the ability to serve even larger user populations. MicroStrategy’s architecture is engineered to provide the speed and scalability necessary to support the escalating demands of mobile BI applications.

By leveraging the user-friendly features of the iPhone and iPad, MicroStrategy Mobile provides intuitive business intelligence that is optimized for the mobile user:

Integrated Mapping: MicroStrategy Mobile offers out-of-the-box integration with Google Maps™ for easy visualization of geospatial data and rapid location identification.

Multi-touch: MicroStrategy Mobile leverages multi-touch gestures, such as swipe, tap, flick, and rotate, to ease data navigation for users.

BI-specific Gestures: MicroStrategy Mobile includes specialized data gestures such as drilling and paging that extend native touchscreen functionality to enhance data exploration.

App Integration: App functionality can be extended by directly integrating with other on-device apps.

Sensor-based Query: MicroStrategy Mobile is integrated with on-device sensors, such as GPS receivers, accelerometers, and bar code readers, to accelerate query speed and relevance. For example, where a GPS-enabled mobile device is able to determine the user’s location using its native GPS receiver, MicroStrategy Mobile can utilize that information without the need for the user to manually enter its location.

MicroStrategy Mobile inherits the core strengths of the MicroStrategy 9 platform to provide an enterprise-grade foundation for mobile applications:

High Performance: MicroStrategy Mobile is designed to provide the high performance expected on mobile devices. Specifically, MicroStrategy Mobile uses multi-level caching, an in-memory data structure, and a high efficiency network interchange to provide the high performance required to make mobile business intelligence apps most useful. In addition, the code that resides on the iPhone and iPad is written in Objective-C to provide fast execution performance and natural graphical animations.

Comprehensive Security: Security is one of the highest concerns of enterprises using mobile devices. MicroStrategy Mobile is designed to ensure the privacy and security of data, even when the devices leave the four walls of the enterprise. Device data wiping can automatically wipe all of the BI application’s data stored on the device every time the app is closed or the device is locked or powered off. Transmission encryption protects data in flight from eavesdropping, and data encryption enables encryption of the data resident on the server to protect against penetration attacks for mobile BI apps.

High Scale Operation: MicroStrategy Mobile is designed specifically for high efficiency operation in environments of tens of thousands of users. MicroStrategy’s powerful administrative tools make it easy for a small number of IT administrators to manage dozens of BI apps and many thousands of users from a central administrative console. MicroStrategy’s high performance architecture can support large user populations with just a few server CPUs.

MicroStrategy 9 Release 3 includes the following major enhancements to MicroStrategy Mobile functionality:

Support for iOS4 and Multi-Tasking: MicroStrategy 9 Release 3 is fully certified on Apple’s latest operating system, iOS4. MicroStrategy 9 takes advantage of the iOS4 multi-tasking capability and allows users to resume their BI sessions from exactly where they left off when interrupted by a phone call or other mobile app activity.

Enhanced Mobile Alerts: MicroStrategy 9 Release 3 allows users to set information thresholds in the MicroStrategy system that will trigger mobile alerts. Using Apple’s push notification system, users will receive a notification on their iPhone or iPad whenever business conditions exceed their preset thresholds.

Richer Information Workflows: With MicroStrategy 9 Release 3, app designers can create sequences of interlinked screens and reports that guide users through a business problem or decision-making process. This new workflow capability conveys information from one screen to the next to maintain business context and improve productivity.

Improved Collaboration: MicroStrategy 9 Release 3 enhances information sharing and business collaboration for iPad users. Users can e-mail any iPad report or dashboard directly to colleagues to ensure that every decision maker has the same information.

New Data Visualizations for Mobile BI: MicroStrategy 9 Release 3 introduces new native visualizations for MicroStrategy Mobile that provide a richer BI experience on the iPad and the iPhone. Written in Objective-C, the new MicroStrategy visualizations include animations that provide easier viewing and data interaction. MicroStrategy Mobile now supports RSS feeds on the iPhone, allowing mobile apps to incorporate external data feeds. On the iPad, MicroStrategy Mobile offers three new visualizations: integration with Google Maps, animated and interactive time series graphs, and highly compact micro-charts that condense volumes of information into a small screen space.

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

MicroStrategy Education. MicroStrategy Education offers role-based, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that helps meet our customers’ specific business needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers, analysts and business users. MicroStrategy offers the Perennial Education Pass Program which allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses under this annual program.

Angel.com and Alarm.com. We also have a non-core business, Angel.com, which is a provider of interactive voice response and call center solutions. Angel.com offers a fully hosted cloud-based software solution which allows companies to improve the way they interact with their customers. Angel.com’s service offerings use MicroStrategy’s business intelligence software to allow drill-down reporting for analysis and understanding of call data and voice interactions. In periods prior to February 13, 2009, we also operated Alarm.com, a provider of web-enabled residential and commercial security and activity monitoring technology. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash, net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. For all periods presented prior to its sale, financial results for Alarm.com are classified as discontinued operations.

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, telecommunications, financial services, insurance, pharmaceutical and healthcare, manufacturing, technology and Internet, transportation, consumer goods, and government and public services.

Below is a representative list of companies and organizations that use the MicroStrategy business intelligence platform:

•

Retail: Barnes and Noble, Burlington Coat Factory, Cabela’s, The Container Store, Dick’s Sporting Goods, Foot Locker, Giant Tiger, Gregg Appliances, GUESS?, Hudson’s Bay Company, Limited Brands, Lowe’s Companies, McDonald’s, Netflix, Panda Restaurant Group, Starbucks and Whole Foods Market

•	Telecommunications: Bell Canada, British Sky Broadcasting Group, Comcast Corporation, Rogers Communications, Telefónica, Time Warner Cable and Verizon Services Corp

•

Financial Services: ABN AMRO Bank, Banco Bilbao Vizcaya Argentaria, Banco Espirito Santo, Bank of America, Bank of Montreal, Branch Banking & Trust Company, Citigroup Fund Services Canada, Inc., H&R Block Financial Advisors, Société Générale and Republic Bank Limited

•

Insurance: 21st Century Insurance, Aetna, GEICO, Grange Insurance, Mercury Insurance, Nationwide Mutual Insurance Company, New York Life Retirement Plan Services, Pacific Life Insurance and Royal & Sun Alliance Insurance Company of Canada

•

Pharmaceutical and Healthcare: AstraZeneca, Bayer HealthCare, Canadian Institute for Health Information, Cancer Care Ontario, Dana-Farber Cancer Institute, Emory Healthcare, Inc., GE Healthcare, Novation, Premier, Sanofi Pasteur, VHA, Wyeth Pharmaceuticals and Upsher-Smith Laboratories

•

Manufacturing: Cardinal Glass Industries, Dell, General Motors, HD Supply, Interstate Batteries, Michelin North America, Philips Electronics, Sanmina SCI Corporation, Siemens IT Solutions and Services and Wilton Industries

•	Technology/Internet: CBS Interactive, Classmates Online, eBay, Edmunds.com, eHarmony, LinkedIn Corporation, McAfee, MySpace, Netflix, Priceline, Sony Media Software and Services, QVC and Yahoo!

•	Transportation: Con-way, Dallas/Fort Worth (DFW) International Airport, FedEx, Lufthansa Cargo, Ryder and Turkish Airlines

•	Consumer Goods: Chiquita Brands, Danone, Herbalife International of America, PepsiCo, McCain Foods, Republic National Distributing Company and Skechers USA

•

Government/Public Services: Air National Guard, Centers for Medicare and Medicaid Services, Department of Homeland Security, Department of Housing and Urban Development, Department of Veterans Affairs, National Aeronautics and Space Administration, National Institutes of Health, Ohio Department of Education, Texas Department of Agriculture, Transportation Security Administration, U.S. Air Force, U.S. Army, U.S. Navy, U.S. Department of Defense, U.S. Department of Education, U.S. House of Representatives and U.S. Postal Service

Customer Deals from 2010

Bayer HealthCare

Bayer HealthCare, a business area of Bayer, selected MicroStrategy as its global enterprise BI standard. Approximately 10,000 end users across Bayer HealthCare’s Global Operations and R&D business areas will use MicroStrategy for reporting and analysis of business data. Bayer HealthCare selected MicroStrategy for its self-service capabilities, ability to drill easily into data for detailed insights, and data and user scalability to support a global enterprise.

Dallas/Fort Worth (DFW) International Airport

DFW International Airport, the world’s third busiest airport, selected MicroStrategy software for enterprise-wide reporting. A new MicroStrategy customer, DFW Airport will use MicroStrategy to analyze its business operations and gain insights into the airport’s operational performance and costs. MicroStrategy will provide executives and managers with information dashboards that display volumes of data in a highly visual and interactive manner. With MicroStrategy dashboards, DFW International Airport personnel will have easy access to actionable data that supports informed decision making, strategic planning and analysis, and tactical responses to changing conditions.

Giant Tiger

Giant Tiger is a Canadian retailer with more than 194 stores employing over 6,500 people. Giant Tiger expanded its deployment of MicroStrategy to provide its management team with detailed insights into sales, merchandising, financial, and inventory data. With MicroStrategy, Giant Tiger’s management team will be able to analyze the organization’s profitability and uncover new areas for improved financial performance. Giant Tiger selected MicroStrategy for its high performance, robust reporting capabilities, and strong presence in the retail industry.

Panda Restaurant Group

Panda Restaurant Group, with 18,000 associates in more than 1,300 locations in 38 states, is the largest and fastest growing Asian restaurant chain in the United States, and operates several restaurant concepts, including Panda Express, Panda Inn and Hibachi-San. A new MicroStrategy customer, Panda Restaurant Group selected MicroStrategy as its enterprise business intelligence solution. Panda Restaurant Group plans to use MicroStrategy to develop dashboard and reporting applications for its employees in Finance, Human Resources, Marketing, and Store Operations. Users will be able to monitor financial trends and improve decision making with respect to product profitability, store operations, and labor utilization. Panda selected MicroStrategy for its web-based platform, intuitive interface, and user scalability.

Siemens IT Solutions and Services

Siemens AG is a leader in electronics and electrical engineering, operating in the industry, energy, and healthcare sectors. Siemens IT Solutions and Services, a subsidiary of Siemens AG, uses MicroStrategy to analyze quality standards in service deliverables. Siemens expanded its deployment of MicroStrategy products and services to allow 2,000 Siemens users to receive reports via BlackBerry, iPad, iPhone, e-mail and web. Siemens selected MicroStrategy for its ease-of-use, integrated platform, and ability to accommodate a global enterprise and growing support platform.

Skechers USA

Skechers USA designs, develops, and markets a diverse range of footwear for men, women and children under the SKECHERS name, as well as under several uniquely branded names. A new MicroStrategy customer, Skechers selected MicroStrategy to enhance operational reporting and analytics, giving them greater insights into their businesses and brand performance. After conducting an extensive evaluation of BI products, Skechers selected MicroStrategy because of its integrated platform, scalability for large volumes of data, expertise in the retail industry and easy-to-use reporting capabilities for Skechers’ user community.

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

Reseller/System Integration Alliances. Our resellers/systems integration alliances include marketing partners who resell our software on a stand-alone basis, value-added resellers who resell the MicroStrategy platform software bundled with their own software applications and system integrators who deploy MicroStrategy solutions to their customers. These marketing partners include:

24x7esi	2finity	Accenture
Actualize Consulting	Adastra	AIM Computer Consultants
Alliance Consulting	Annams Systems Corporation	ASAP – Dell
Aster Data	ATG Group	Aviana Global
AZ Dimensional	BI-Basics	BI Source
Biltmore Technologies	Brightlight Consulting	Broadview
CapGemini	CapTech Ventures	Cerkitek
CGI	Champs Software	Cherokee Consulting
Chicago Business Intelligence Group	CIBER	Cognizant
CompuExcel Consulting	Comsys	CSC
DataFactz	Datric	DBWorks
Deloitte Consulting	e2e Technologies	EC Data
Exigent Partners	Express Analytics	Fujitsu Consulting
Fujitsu Transaction Solutions	Glenridge Solutions	HCL America
High Impact Technologies	IBM	InfoCepts
Infomaxium	Information Control Corporation	Infostep
Infosys	Inspironix	Integrant
iOLAP	IT Illuminations	ITWorx
Jaitech Systems	Jelecos	Johnston McLamb
Keane	Kenzel	Keyrus
Lancet Software	Lodestar Systems	Lunexa
Manageforce	Marketwell	Marlabs
mLogica	Mobile Software	Momentum Consulting
MResult	NCS	Ockham Knowledge Group
Odyssey Information Services	Ontime BI	PBI Research
Persistent Systems	Prithvi Solutions	Project X
Pros Revenue Management	QuantiSense	RazorKnowledge
SAIC	Sense Corp.	SGBIZ Services
Sierra Systems	Software by Design	Software House International
Soluciones	Southport Services	Strategic Enterprise Solutions
Sybase, an SAP company	Syntel	Systech Solutions
Tahoe Partners	TCS	Teradata
Thaxton Consulting Group	Titan Solutions	TML Solutions
VeNi Consulting	Visiologic Systems	WCI Consulting
Wipro	Z Y Solutions

OEM Partners. Our OEM partners integrate the MicroStrategy Business Intelligence Platform or some of its components into their applications. Our OEM partners include:

4R Systems	Accenture	Activant Solutions
Adchemy	AFS Technologies	AGDATA
Agentrics	Alcatel-Lucent	ALERT Life Sciences
Alloso Technologies	Alpha Bay Corporation	Amdocs
Aperio CI	Apptera	Aristocrat Technologies
Attensity	Autometrics	BigDataLabs
BigMachines	Billeo	BI Retail
Blazent	BotCode	Brickstream
Casino Software Solutions	ChartWise Medical Systems	Clarabridge
Climate Earth	Conclusive Marketing	Constellation Software
Coradiant	Correlix	DataBlocs
DECIMAL	DemandTec	Distributor Data Solutions
Eloqua	EmpowerMx	FMS
FreeWheel Media	GAPbuster Worldwide	Harris
Hubwoo	IBM	Information Unlimited
InQuira	Invexer	IQS
Iron Horse Interactive	iTradeNetwork	Ketera Technologies
Keystone Logic Solutions	Knoa Software	Kurt Salmon Associates
LexisNexis	Maple Lake	Marketing Direct
Marketing Software Company	MarketStance	MedAssets
MI9 Business Intelligence Systems	Neohapsis	OATSystems
Openwave	Oracle	Park City Group
Peak Performance	Petadonia Services	Pinnacle Corporation
Primatics Financial	Railinc	Risk Management Solutions
Rivermine Software	RS Software	Run.It
ScriptSwitch	SignalDemand	SirsiDynix
Siterra	SmartOps	Solivar
SQLiaison	StrataCare	Suncoast Solutions
Symantec	TeleCommunication Systems	TradeBeam
Travel Informatics	Trizetto	Veramark Technologies
Vestmark	VideoMining	Viking Energy Management
Vision Chain	Xtiva

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

Ab Initio	Adobe	AMD
Aster Data	Attunity	Avnet
Clarabridge	Composite Software	ESRI
Google	Greenplum Software, an EMC company	Hewlett-Packard
HyperRoll	IBM	Infobright
Informatica	Intel	Kognitio
KXEN	Longview Solutions	Microsoft
Netezza, an IBM company	Novell	Oracle
ParAccel	Pitney Bowes MapInfo	PostgreSQL
QuantiSense	Red Hat	SAP
Sun Microsystems	Sybase, an SAP company	Teradata
Vertica	Visual Crossing	VMWare
WhereScape

Competition

The markets for business intelligence software, analytical applications and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical applications, dashboarding tools, visualization tools, query tools, web-based reporting tools, mobile capabilities, and report delivery technology. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software and TIBCO Spotfire. We also compete with large software corporations including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP, Infor and others, and with open source business intelligence vendors, including Pentaho, JasperSoft and others.

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their products than we can. In addition, many of our competitors have strong relationships with current and potential customers, extensive knowledge of the business intelligence industry and corresponding proprietary technologies such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts due to their greater influence.

Increased competition may lead to price cuts, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. Examples of consolidation in the BI market include SAP’s acquisitions of Business Objects in January 2008 and Sybase in July 2010, and IBM’s acquisitions of Cognos in January 2008, SPSS in October 2009 and Netezza in November 2010. Large IT conglomerates may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As of December 31, 2010, our research and product development staff consisted of 504 employees, 482 of whom were working on our core business intelligence projects and 22 of whom were working on research and development relating to our Angel.com business.

Employees

As of December 31, 2010, we had a total of 2,597 employees, of whom 1,347 were based in the United States and 1,250 were based internationally. Of the total of 2,597 employees, 760 were engaged in sales and marketing, 504 in research and development, 937 in technical support, consulting and education services, and 396 in finance, administration and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty and create a culture conducive to creativity, cooperation and continuous improvement.

Newly hired technical and sales professionals generally participate in an orientation program that can include completion of a training course that can last up to four weeks. The curriculum may consist of lectures, problem sets and independent and group projects, covering data on our products, competitors and customers. Certain lectures may also deal with general business practices and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology and marketing operations.

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

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer budgets.

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

Current economic uncertainties, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant prolonged downturn and remain uncertain. Challenging economic times make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We cannot predict the timing, strength or duration of any economic slowdown or any subsequent recovery generally, or in the financial services and retail industries in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially and adversely affected.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in Germany. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, mobile capabilities, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software and TIBCO Spotfire. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources, or greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their products than we can, such as offering certain business intelligence products free of charge when bundled with other software offerings. Increased competition may lead to price cuts, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, SAP acquired Sybase in July 2010 and IBM acquired Netezza in November 2010. By doing so, these competitors may increase their ability to meet the needs of our potential customers. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis, product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance. Moreover, even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

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

If we are required to further write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of December 31, 2010 includes as part of property and equipment, net, an asset of $42.6 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation, and net of a $3.6 million impairment charge taken during the year ended December 31, 2010.

In February 2010, the aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. The aircraft’s manufacturer has begun an inspection and assessment of the damage to the aircraft. Significant further inspection and assessment are required to determine the full extent of the damage, including whether the aircraft is repairable at all. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to and including the remaining carrying value of the aircraft. We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. In January 2011, the Company received a $3.6 million payment under the policy, which represents the minimum damage amount estimated with respect to the aircraft. Litigation with our insurance carriers may determine the amount that is recoverable under our insurance policy and the period in which we may realize any such recovery. If any future aircraft impairment charge is not offset by insurance proceeds of an equivalent amount, or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators and original equipment manufacturers to license and support our products. For the year ended December 31, 2010, transactions by channel partners for which we recognized revenues accounted for 16.1% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $174.3 million as of December 31, 2010. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $77.1 million, resulting in net deferred revenue and advance payments of $97.2 million as of December 31, 2010. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2015 totaling $106.6 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the fiscal years ended December 31, 2010, 2009, and 2008; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes, and to develop and offer mobile application platforms. Similarly, we have increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable, and our business, results of operations and financial condition may be materially and adversely affected.

As of December 31, 2010, we had $18.7 million of deferred tax assets, net of a $2.7 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 39.7%, 40.0% and 40.4% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Our international operations require significant management attention and financial resources.

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

On February 14, 2011, President Obama’s administration submitted its fiscal year 2012 budget to Congress. Included in the submission were several proposals to reform U.S. tax laws, including proposals to further limit foreign tax credits and tax “excess returns” associated with the transfer of intangibles offshore. It is unclear whether these proposals will be enacted or, if enacted, what the scope of the reforms will be. These proposals could, if enacted, have a material adverse effect on our operating results and financial condition.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 (which is currently scheduled to be implemented in April 2011) and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2010, 2009 and 2008, our top three product licenses transactions with recognized revenue totaled $8.3 million, $8.3 million and $9.1 million, respectively, or 6.5%, 8.2% and 9.5% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS, SuSE Linux Enterprise Server, Apple’s iOS and RIM’s Blackberry OS. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

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

For example, on November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ’842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claims against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. The outcome of this matter is not presently determinable.

Pending or future litigation could have a material adverse impact on our results of operation and financial condition

In addition to intellectual property litigation, from time to time, we have been subject to other litigation. Regardless of the merits of any claims that may be brought against us, such litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 10, 2011, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 77.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 67.9% of the total voting power, as of February 10, 2011. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions and other extraordinary transactions and their terms.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, the Company entered into an amendment to the lease pursuant to which the Company leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. Additionally, the lease, as amended, includes tenant incentives and allowances which we may use for leasehold improvements. The initial term of the lease expires in December 2020.

In addition, we lease offices in domestic and foreign locations for our services and support, sales and marketing, research and development and administrative personnel. In the U.S., we lease, in addition to our corporate headquarters, approximately 63,000 square feet of office space. In various foreign locations, we lease approximately 202,000 square feet of office space.

Item 3.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ’842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claims against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 14, 2010, we sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On May 26, 2010, 821,393 LLC (the “LLC”), a subsidiary of MicroStrategy Services Corporation (“MSC”), filed a complaint against the Insurance Carriers in the Court of Common Pleas in Philadelphia County, Pennsylvania. The complaint sought damages from the Insurance Carriers resulting from their alleged: (1) breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft; (2) breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft; and (3) bad faith. On July 1, 2010, the LLC, together with the Company and MSC as new parties (the Company, MSC and the LLC, collectively, the “MicroStrategy Group”), filed an amended complaint, which added (1) the USAU Group as defendants and (2) new allegations in support of the MicroStrategy Group’s bad faith claim against all of the defendants. On July 20, 2010, the defendants answered the amended complaint and filed a motion to dismiss on forum non conveniens grounds. The court granted the motion to dismiss on December 9, 2010.

On February 4, 2011, the MicroStrategy Group filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. The outcome of this litigation is not presently determinable.

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

Our class A common stock is traded on the Nasdaq Global Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Market:

	High	Low
Year ended December 31, 2010
First Quarter	$106.86	$77.25
Second Quarter	90.72	66.00
Third Quarter	88.81	72.42
Fourth Quarter	91.74	77.00

Year ended December 31, 2009
First Quarter	$42.58	$32.45
Second Quarter	52.45	33.68
Third Quarter	73.03	47.01
Fourth Quarter	96.59	68.70

There is no established public trading market for our class B common stock. As of February 10, 2011, there were approximately 1,773 stockholders of record of our class A common stock and 5 stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2010 – October 31, 2010	—	N/A	—	$482,083,183
November 1, 2010 – November 30, 2010	180,242	$88.69	180,242	$466,096,755
December 1, 2010 – December 31, 2010	128,897	$88.35	128,897	$454,708,615
Total:	309,139	$88.55	309,139	$454,708,615

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market, pursuant to the 2005 Share Repurchase Program. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. As of December 31, 2010, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. As of December 31, 2010, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 30, 2005 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2010 (the last trading day of the fiscal year ended December 31, 2010) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Composite Index”) and (ii) the Nasdaq Computer Index (the “NASDAQ Computer Index”). The graph assumes the investment of $100.00 on December 30, 2005 in the class A common stock of the Company, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 30, 2005, December 29, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010.

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
MicroStrategy Incorporated	$100.00	$137.93	$115.05	$44.91	$113.72	$103.36
NASDAQ Composite Index	$100.00	$110.38	$122.14	$73.31	$106.57	$125.92
NASDAQ Computer Index	$100.00	$106.80	$131.02	$70.44	$121.59	$144.10

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data
Revenues:
Product licenses	$126,717	$101,856	$95,924	$100,344	$107,383
Product support and other services	327,860	275,932	264,469	235,029	202,903

Total revenues	454,577	377,788	360,393	335,373	310,286

Cost of revenues:
Product licenses	7,637	6,607	1,877	3,055	2,763
Product support and other services	98,454	59,996	61,529	47,486	38,789

Total cost of revenues	106,091	66,603	63,406	50,541	41,552

Gross profit	348,486	311,185	296,987	284,832	268,734

Operating expenses:
Sales and marketing	165,732	128,472	137,683	110,436	87,410
Research and development	50,566	41,796	30,571	35,171	33,068
General and administrative	81,599	54,613	60,933	49,514	45,813

Total operating expenses	297,897	224,881	229,187	195,121	166,291

Income from continuing operations before financing and other income and income taxes	50,589	86,304	67,800	89,711	102,443

Financing and other income (expense):
Interest income, net	389	955	2,266	3,674	2,820
Other income (expense), net	3,982	(1,459)	705	(866)	(1,571)

Total financing and other income (expense)	4,371	(504)	2,971	2,808	1,249

Income from continuing operations before income taxes	54,960	85,800	70,771	92,519	103,692
Provision for income taxes	11,168	25,293	29,003	33,311	31,520

Income from continuing operations	43,792	60,507	41,768	59,208	72,172
Discontinued operations:
Gain from sale of discontinued operations, net of tax	—	14,437	—	—	—
(Loss) income from discontinued operations, net of tax	—	(107)	65	(740)	(1,296)

Discontinued operations, net of tax	—	14,330	65	(740)	(1,296)

Net income	$43,792	$74,837	$41,833	$58,468	$70,876

Basic earnings (loss) per share (1):
From continuing operations	$3.85	$5.08	$3.51	$4.80	$5.56
From discontinued operations	—	1.20	0.01	(0.06)	(0.10)

Basic earnings per share	$3.85	$6.28	$3.52	$4.74	$5.46

Weighted average shares outstanding used in computing basic earnings per share	11,378	11,906	11,886	12,325	12,987

Diluted earnings (loss) per share (1):
From continuing operations	$3.72	$4.92	$3.39	$4.61	$5.29
From discontinued operations	—	1.17	0.01	(0.06)	(0.09)

Diluted earnings per share	$3.72	$6.09	$3.40	$4.55	$5.20

Weighted average shares outstanding used in computing diluted earnings per share	11,779	12,284	12,303	12,853	13,633

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$174,097	$224,769	$122,915	$85,194	$78,980
Restricted cash	284	549	619	2,982	3,799
Short-term investments	—	—	3	8	16
Assets held-for-sale	—	—	4,964	4,272	995
Net working capital (2)	110,288	152,585	71,278	55,241	62,639
Long-term investments	—	—	—	—	—
Deferred tax assets, net, short-term	13,670	12,642	26,743	29,652	29,510
Deferred tax assets, net, long-term	5,029	6,490	17,105	35,347	57,944
Total assets	381,566	383,330	292,139	242,191	249,344
Liabilities held-for-sale	—	—	6,325	3,436	1,396
Deferred revenue and advance payments, short-term	89,331	77,783	66,495	64,234	56,547
Deferred revenue and advance payments, long-term	7,878	3,845	1,679	1,368	1,127
Long-term liabilities, excluding deferred revenue and advance payments	37,946	12,622	9,268	9,137	1,710
Total stockholders’ equity	149,172	214,228	138,041	103,329	133,151

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	Net working capital is equivalent to current assets less current liabilities, including net assets (liabilities) of discontinued operations, deferred revenue and advance payments and contingencies from terminated contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. MicroStrategy’s business intelligence software platform delivers actionable information to business users via e-mail, web and mobile devices, including the iPhone®, iPad® and BlackBerry®. MicroStrategy facilitates customer BI solutions utilizing MicroStrategy software with a comprehensive offering of consulting, education, technical support, and technical advisory services for our customers and strategic partners.

The MicroStrategy 9 software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and information dashboards about the users’ business performance. MicroStrategy 9 can be used by companies to provide their employees with information to make data-driven business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers, and executives the critical insight they need to reduce costs, reallocate resources, improve efficiencies and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers with insights used to manage inventory levels, analyze supply chains, and track vendor performance.

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

In 2010, we operated one non-core business, Angel.com, that focused outside of the BI software and services market. Angel.com is a provider of interactive voice response and call center solutions. In 2009, we operated two non-core businesses – Angel.com, which we operated during all of 2009, and Alarm.com, a provider of web-enabled residential and commercial security and activity monitoring technology, which we operated prior to its sale in February 2009. For all periods presented, financial results for Alarm.com are classified as discontinued operations.

On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, on our Consolidated Balance Sheets, we classified the associated assets and liabilities of the Alarm.com business as held-for-sale. In our Consolidated Statements of Operations, we classified the operations of the Alarm.com business as Income (Loss) from Discontinued Operations, net of tax, because we have not had significant continuing involvement or cash flows from this business following the divestiture. All assets and liabilities that are reported in these financial statements as “held-for-sale” are reported at the lower of the carrying cost or fair value less cost to sell.

The following tables set forth certain operating highlights for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Core BI Business	Angel.com	Consolidated
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2010
Revenues
Product licenses	$126,717	$—	$126,717
Product support and other services	309,371	—	309,371
Angel.com services	—	18,489	18,489

Total revenues	436,088	18,489	454,577

Cost of Revenues
Product licenses	7,637	—	7,637
Product support and other services	89,718	—	89,718
Angel.com services	—	8,736	8,736

Total cost of revenues	97,355	8,736	106,091

Gross profit	338,733	9,753	348,486

Operating Expenses
Sales and marketing	157,459	8,273	165,732
Research and development	47,239	3,327	50,566
General and administrative	79,390	2,209	81,599

Total operating expenses	284,088	13,809	297,897

Income (loss) from continuing operations before financing and other income and income taxes	$54,645	$(4,056)	$50,589

	Core BI Business	Angel.com	Consolidated
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2009
Revenues
Product licenses	$101,856	$—	$101,856
Product support and other services	261,956	—	261,956
Angel.com services	—	13,976	13,976

Total revenues	363,812	13,976	377,788

Cost of Revenues
Product licenses	6,607	—	6,607
Product support and other services	54,625	—	54,625
Angel.com services	—	5,371	5,371

Total cost of revenues	61,232	5,371	66,603

Gross profit	302,580	8,605	311,185

Operating Expenses
Sales and marketing	123,690	4,782	128,472
Research and development	38,042	3,754	41,796
General and administrative	52,741	1,872	54,613

Total operating expenses	214,473	10,408	224,881

Income (loss) from continuing operations before financing and other income and income taxes	$88,107	$(1,803)	$86,304

	Core BI Business	Angel.com	Consolidated
	Year Ended December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2008
Revenues
Product licenses	$95,924	$—	$95,924
Product support and other services	253,660	—	253,660
Angel.com services	—	10,809	10,809

Total revenues	349,584	10,809	360,393

Cost of Revenues
Product licenses	1,877	—	1,877
Product support and other services	59,331	—	59,331
Angel.com services	—	2,198	2,198

Total cost of revenues	61,208	2,198	63,406

Gross profit	288,376	8,611	296,987

Operating Expenses
Sales and marketing	129,721	7,962	137,683
Research and development	27,546	3,025	30,571
General and administrative	60,651	282	60,933

Total operating expenses	217,918	11,269	229,187

Income (loss) from continuing operations before financing and other income and income taxes	$70,458	$(2,658)	$67,800

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and challenges for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the challenge that we may not be able to penetrate accounts that a competitor has penetrated or in which a competitor is the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM and SAP, have incorporated business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

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

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional

24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. Additionally, the lease, as amended, includes tenant incentives and allowances which we may use for leasehold improvements. Notwithstanding the rent abatements, we are recognizing lease expense ratably over the term of the lease. As we continued to pay rent and recognize lease expense on our former corporate headquarters through October 2010, we incurred a non-recurring increase in operating expenses of approximately $5.3 million in 2010.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies and valuation of net deferred tax assets, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our consolidated financial statements. Additionally, MicroStrategy does not have any material related party transactions.

Revenue recognition. We recognize revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders or other arrangements, generally executed by both parties;

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes using vendor specific objective evidence of fair value (“VSOE”) of the elements.

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

When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2010, 2009 and 2008.

If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, revenue is recognized when the specified future product or upgrades are delivered or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates us to deliver unspecified future products, then revenue is recognized on a subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or OEMs who purchase our products for resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users, provided all other revenue recognition criteria have been met. Our standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under our standard product warranties. During the last three fiscal years, we have not experienced any product returns related to warranty claims.

Our standard software license agreements do not include any price protection or similar rights. We offer price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under our General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience”. During the last three fiscal years, amounts related to price protection, or similar rights clauses and contracts cancelled for convenience were not significant.

Amounts collected prior to satisfying the Company’s revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

Software revenue recognition requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and our corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. We periodically evaluate the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change and future periods.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain costs related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on passage of time and/or use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense we recognize in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA.

When assets are retired or sold, the capitalized cost and related accumulated depreciation are removed from the property and equipment accounts and any resulting gain or loss is recognized in the results of operations.

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internal-use software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Based on an initial inspection and damage assessment performed in the third quarter of 2010, we estimated the damage to the aircraft was at least $1.9 million, which estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. Accordingly, during the third quarter of 2010, we recorded a $1.9 million impairment charge for a loss of property and equipment related to the aircraft damage, reflecting the low end of the range of potential impairment. During the fourth quarter of 2010, the initial damage assessment was refined, raising the minimum damage estimate by approximately $1.7 million and, accordingly, we recorded an additional impairment charge of $1.7 million for a total of $3.6 million for the year ended December 31, 2010. However, the estimated damage to the aircraft could be as much as $46.2 million, the carrying value that was reflected on our balance sheet at December 31, 2010 prior to any impairment. Since we do not believe that any amount within the range of $3.6 million to $46.2 million is a better estimate at this time than any other amount within such range, we recorded the minimum of the range for the year ended December 31, 2010. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

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

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC (the “LLC”), a subsidiary of MicroStrategy Services Corporation (“MSC”), together with the Company and MSC, filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. In 2010, we recorded a $3.6 million impairment charge for a loss of property and equipment associated with damage to the aircraft. We subsequently received a payment under our insurance policy of $3.6 million, which represents the minimum damage amount estimated with respect to the aircraft.

In 2009, we settled a lawsuit with Business Objects Americas, Inc. relating to claims involving patent infringement. During the first quarter of 2008, we had recorded a $2.4 million accrued liability related to this claim in general and administrative expenses in our consolidated statement of operations. In December 2009, we reached a settlement and made a payment in the amount of $1.0 million. The remaining accrual of $1.4 million was released in December 2009 and was recorded as a reduction in general and administrative expense.

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

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our consolidated statements of operations by showing the (decrease) increase in revenues or expenses, as applicable, from the prior year. The term “international” refers to operations outside of the United States and Canada.

	Years Ended December 31,
	2010	2009	2008
International product licenses revenues	$(1,386)	$(1,402)	$732
International product support revenues	(1,069)	(6,153)	3,098
International other services revenues	(258)	(1,987)	887
Cost of product support revenues	47	(443)	89
Cost of other services revenues	(189)	(1,820)	856
Sales and marketing expenses	(428)	(3,895)	1,452
General and administrative expenses	75	(1,535)	743

For example, if there had been no change to foreign currency exchange rates from 2009 to 2010, international product licenses revenues would have been $55.2 million rather than $53.8 million for the year ended December 31, 2010. If there had been no change to foreign currency exchange rates from 2009 to 2010, sales and marketing expenses for our core BI business would have been $157.9 million rather than $157.5 million for the year ended December 31, 2010.

Results of Operations

Comparison of the years ended December 31, 2010, 2009 and 2008

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Product Licenses Revenues:
Domestic	$72,937	$59,749	$57,848	22.1%	3.3%
International	53,780	42,107	38,076	27.7%	10.6%

Total product licenses revenues	$126,717	$101,856	$95,924	24.4%	6.2%

	Years Ended December 31,
	2010	2009	2008
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
Above $1.0 million of licenses revenue recognized	12	10	10
From $500,000 to $1.0 million of licenses revenue recognized	28	26	20

Total	40	36	30

Domestic:
Above $1.0 million of licenses revenue recognized	7	6	9
From $500,000 to $1.0 million of licenses revenue recognized	17	17	11

Total	24	23	20

International:
Above $1.0 million of licenses revenue recognized	5	4	1
From $500,000 to $1.0 million of licenses revenue recognized	11	9	9

Total	16	13	10

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
Above $1.0 million of licenses revenue recognized	$22,739	$17,864	$17,757	27.3%	0.6%
From $500,000 to $1.0 million of licenses revenue recognized	18,766	16,335	13,430	14.9%	21.6%
Below $500,000 of licenses revenue recognized	85,212	67,657	64,737	25.9%	4.5%

Total	126,717	101,856	95,924	24.4%	6.2%

Domestic:
Above $1.0 million of licenses revenue recognized	$14,034	$12,021	$14,987	16.7%	-19.8%
From $500,000 to $1.0 million of licenses revenue recognized	11,279	11,506	7,650	-2.0%	50.4%
Below $500,000 of licenses revenue recognized	47,624	36,222	35,211	31.5%	2.9%

Total	72,937	59,749	57,848	22.1%	3.3%

International:
Above $1.0 million of licenses revenue recognized	8,705	5,843	2,770	49.0%	110.9%
From $500,000 to $1.0 million of licenses revenue recognized	7,487	4,829	5,780	55.0%	-16.5%
Below $500,000 of licenses revenue recognized	37,588	31,435	29,526	19.6%	6.5%

Total	$53,780	$42,107	$38,076	27.7%	10.6%

For the years ended December 31, 2010, 2009 and 2008, product licenses transactions with at least $500,000 in recognized revenue represented 32.8%, 33.6%, and 32.5%, respectively, of our product licenses revenues. During 2010, our top three product licenses transactions totaled $8.3 million in recognized revenue, or 6.5% of total product licenses revenues, compared to $8.3 million and $9.1 million during 2009 and 2008, respectively, or 8.2% and 9.5% of total product licenses revenues during 2009 and 2008, respectively.

Product licenses revenues increased during 2010, as compared to the prior year, primarily due to an increase in the average deal size of product licenses transactions with less than $500,000 in recognized revenue.

Product licenses revenues increased during 2009, as compared to the prior year, primarily due to an increase in the number of product licenses transactions with between $500,000 and $1.0 million in recognized revenue and an increase in the average deal size of product licenses transactions with less than $500,000 in recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased during 2010, as compared to the prior year, primarily due to an increase in the average deal size of product licenses transactions with less than $500,000 in recognized revenue, as well as an increase in the number of product licenses transactions with more than $1.0 million in recognized revenue.

Domestic product licenses revenues increased during 2009, as compared to the prior year, primarily due to an increase in the number of product licenses transactions with between $500,000 and $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased during 2010, as compared to the prior year, primarily due to an increase in the average deal size of product licenses transactions with less than $500,000 in recognized revenue as well as an increase in the average deal size and number of product licenses transactions with more than $500,000 in recognized revenue.

International product licenses revenues increased during 2009, as compared to the prior year, primarily due to an increase in the number of product licenses transactions with more than $1.0 million in recognized revenue.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Product Support and Other Services Revenues:
Product Support
Domestic	$121,394	$111,470	$105,685	8.9%	5.5%
International	89,411	81,609	78,348	9.6%	4.2%

Total product support revenues	210,805	193,079	184,033	9.2%	4.9%

Consulting	82,205	54,142	54,132	51.8%	0.0%
Education	16,361	14,735	15,495	11.0%	-4.9%

Total product support and other services revenues	$309,371	$261,956	$253,660	18.1%	3.3%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the support contract, which in most cases is one year.

Both domestic and international product support revenues increased during 2010, as compared to the prior year. Contributing to this increase was an 8.1% growth in the number of technical support contracts, which generated $15.7 million in additional revenues, as well as an increase in average annual support prices, which generated $2.0 million in additional revenues.

Both domestic and international product support revenues increased during 2009, as compared to the prior year. Contributing to this increase was a 10.5% growth in the number of technical support contracts, which generated $19.2 million in additional revenues. The increase in product support revenues was partially offset by a $10.2 million decrease in revenues as a result of decreases in average annual support prices.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software.

Consulting revenues increased during 2010, as compared to the prior year, primarily due to an increase in the number of billable hours provided to our customers, which generated $36.0 million in additional revenues, partially offset by a $7.9 million decrease in revenues as a result of a decrease in the average hourly rate.

Consulting revenues remained flat during 2009, as compared to the prior year, primarily due to an increase in the number of billable hours provided to our customers, which generated $7.7 million in additional revenues, offset by a $7.6 million decrease in revenues as a result of a decrease in the average hourly rate.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during 2010, as compared to the prior year, primarily due to an increase in the number of students trained. Education revenues decreased during 2009, as compared to the prior year, primarily due to a decrease in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and percentage changes in Angel.com revenues for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Angel.com services	$18,489	$13,976	$10,809	32.3%	29.3%

Angel.com services revenues increased during each of 2010 and 2009, as compared to the prior year, primarily due to increases in the number of customers and higher-value contracts, as well as additional services offered.

Costs and Expenses

Cost of Revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Cost of Revenues:
Product licenses	$7,637	$6,607	$1,877	15.6%	252.0%
Product support	11,280	9,933	12,839	13.6%	-22.6%
Consulting	70,527	38,463	39,058	83.4%	-1.5%
Education	7,911	6,229	7,434	27.0%	-16.2%
Angel.com services	8,736	5,371	2,198	62.7%	144.4%

Total cost of revenues	$106,091	$66,603	$63,406	59.3%	5.0%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are typically amortized over a useful life of three years.

Cost of product licenses revenues increased during 2010, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009 and the release of MicroStrategy Mobile in June 2010. We expect to amortize the remaining $7.3 million balance of capitalized software development costs related to the development of our MicroStrategy 9 platform ratably over the remaining 15 month amortization period. We expect to amortize the remaining $1.8 million balance of capitalized software development costs related to the development of MicroStrategy Mobile ratably over the remaining 30 month amortization period.

Cost of product licenses revenues increased during 2009, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues during 2010, as compared to the prior year, was primarily due to an increase in compensation and related costs, including bonuses and travel and entertainment expenditures associated with an increase in staffing levels to support our increased customer base. Product support headcount increased 32.1% to 144 at December 31, 2010 from 109 at December 31, 2009.

The decrease in cost of product support revenues during 2009, as compared to the prior year, was primarily due to a decrease in compensation costs, including bonuses and travel and entertainment expenditures, due to lower staffing levels during the second and third quarters of 2009. Product support headcount decreased 4.4% to 109 at December 31, 2009 from 114 at December 31, 2008.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $32.1 million during 2010, as compared to the prior year, primarily due to increases in staffing levels and subcontractor costs and related compensation, travel, and overhead costs, incurred to support our increased customer base. Excluding a $9.8 million increase in billable subcontractor costs, cost of consulting revenues increased $22.3 million during 2010, as compared to the prior year, with 74.9% of the increase attributable to an increase in compensation and related costs, 14.2% of the increase attributable to an increase in travel and entertainment expenditures and 10.5% of the increase attributable to increases in facility and other related support costs. Consulting headcount increased 106.4% to 712 at December 31, 2010 from 345 at December 31, 2009. The increase in headcount was primarily due to increased staffing levels domestically and in our Poland consulting center.

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

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. The increase in cost of education revenues during 2010, as compared to the prior year, was primarily attributable to an increase in compensation and related costs associated with an increase in staffing levels to support our increased customer base. The decrease in cost of education revenues during 2009, as compared to the prior year, was primarily attributable to a decrease in staffing levels. Education headcount increased 35.0% to 54 at December 31, 2010 from 40 at December 31, 2009. Education headcount decreased 31.0% to 40 at December 31, 2009 from 58 at December 31, 2008.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, personnel and related overhead costs. The increases in cost of Angel.com services revenues during 2010 and 2009, as compared to the prior years, were the result of increases in customer demand, which required us to purchase additional hosting capacity.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and related percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Sales and marketing	$157,459	$123,690	$129,721	27.3%	-4.6%
General and administrative	79,390	52,741	60,651	50.5%	-13.0%

Total	$236,849	$176,431	$190,372	34.2%	-7.3%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased $33.8 million during 2010, as compared to the prior year, with 76.7% of the increase attributable to increases in compensation and related costs associated with increased staffing levels, as well as increases in bonuses and commissions resulting from increased revenues, 11.7% of the increase attributable to an increase in travel and entertainment expenditures, 6.6% of the increase attributable to increases in marketing costs related to new advertising campaigns and 3.8% of the increase attributable to an increase in shipping, printing and office supplies costs. Sales and marketing headcount increased 26.4% to 708 at December 31, 2010 from 560 at December 31, 2009.

Sales and marketing expenses decreased $6.0 million during 2009, as compared to the prior year, with 41.3% of the decrease attributable to a decrease in travel and entertainment expenditures, 27.4% of the decrease attributable to decreases in marketing costs from a reduction in advertising campaigns, 21.5% of the decrease attributable to a decrease in recruiting costs, 4.4% of the decrease attributable to a decrease in shipping, printing and office supplies costs and 2.4% of the decrease attributable to a decrease in transaction taxes. Sales and marketing headcount decreased 13.6% to 560 at December 31, 2009 from 648 at December 31, 2008.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased $26.6 million during 2010, as compared to the prior year, with 25.9% of the increase attributable to increases in compensation and related costs associated with increased staffing levels, 20.3% of the increase attributable to an increase in rent expense primarily related to our new headquarters lease entered in January 2010, 16.3% of the increase attributable to an increase in recruiting costs associated with our initiative to increase our staffing levels to support our increased customer base, 9.6% of the increase attributable to an increase in transaction taxes related to our subsidiary in Brazil, 9.6% of the increase attributable to facility related support costs, 5.9% of the increase attributable to operating costs of our leased fractional interest in a corporate aircraft, 5.7% of the increase attributable to an increase in consulting and advisory services and 5.2% of the increase attributable to the depreciation expense related to our owned corporate aircraft. General and administrative headcount increased 16.0% during 2010 to 391 at December 31, 2010 from 337 at December 31, 2009.

General and administrative expenses decreased $7.9 million during 2009, as compared to the prior year. Excluding a $1.5 million increase in general and administrative expenses — of which 41.1% was attributable to consulting and advisory costs related to the acquisition of a corporate aircraft, 32.7% was attributable to increased tax advisory fees and 19.5% was attributable to increased legal fees — general and administrative expenses decreased by $9.4 million. Of this $9.4 million decrease in general and administrative expenses, 25.5% was attributable to a decrease in recruiting costs, 25.4% was related to a decrease in legal costs due primarily to a non-recurring $2.4 million expense related to a litigation matter recognized during 2008, 14.8% was attributable to the release of a $1.4 million legal accrual on account of a litigation settlement, 14.1% was attributable to a decrease in transaction taxes, 12.0% was attributable to a decrease in facility and other related support costs, and 7.1% was attributable to a decrease in travel and entertainment expenditures. General and administrative headcount remained relatively flat from December 31, 2008 to December 31, 2009.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and related percentage changes for these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Sales and marketing	$8,273	$4,782	$7,962	73.0%	-39.9%
General and administrative	2,209	1,872	282	18.0%	563.8%

Total	$10,482	$6,654	$8,244	57.5%	-19.3%

The increase in Angel.com sales and marketing expenses during 2010, as compared to the prior year, was primarily attributable to increases in compensation and related costs associated with an increase in staffing levels to assist in expanding the Angel.com customer base. Angel.com sales and marketing headcount increased 116.7% to 52 at December 31, 2010 from 24 at December 31, 2009. The increase in Angel.com general and administrative expenses during 2010, as compared to the prior year, was primarily attributable to an increase in the fee for general and administrative services provided to Angel.com by our core BI business, pursuant to an intercompany services agreement.

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

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for these expenses during the periods indicated:

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
Gross research and development expenses:
Core research and development activities	$49,424	$42,260	$41,121	17.0%	2.8%
Angel.com research and development activities	3,327	3,754	3,025	-11.4%	24.1%

Total research and development expenses before capitalized software development costs	$52,751	$46,014	$44,146	14.6%	4.2%
Capitalized software development costs	(2,185)	(4,218)	(13,575)	-48.2%	-68.9%

Total research and development expenses	$50,566	$41,796	$30,571	21.0%	36.7%

Amortization of capitalized software development costs included in cost of product licenses revenues	$6,557	$5,610	$1,091	16.9%	414.2%

Research and development expenses, excluding capitalized software development costs, increased $8.8 million, or 21.0%, during 2010, as compared to the prior year, primarily due to increases in compensation and related costs associated with an increase in staffing levels domestically and in our China technology center. Research and development expenses before capitalization of software development costs for our core BI business increased $7.2 million, or 17.0%, during 2010, as compared to the prior year. During 2010, we capitalized $2.2 million in software development costs related to MicroStrategy Mobile, as compared to capitalization of $4.2 million in MicroStrategy 9 software development costs capitalized in the prior year. During 2010, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on development efforts that did not qualify for capitalization as compared to the prior year. Research and development headcount increased 30.9% to 504 at December 31, 2010 from 385 at December 31, 2009.

Research and development expenses, excluding capitalized software development costs, increased $11.2 million, or 36.7%, during 2009, as compared to the prior year, primarily due to increased staffing levels in our China technology center, as well as increased staffing for our Angel.com research and development activities. Research and development expenses before capitalization of software development costs for our core BI business increased $1.1 million, or 2.8%, during 2009. We capitalized $4.2 million of software development costs in 2009, as compared to capitalization of $13.6 million of software development costs in 2008. During 2009, our development efforts related to new products resulted in a higher percentage of our research and development costs being expended on development efforts that did not qualify for capitalization, as compared to the prior year. Research and development headcount increased 6.4% to 385 at December 31, 2009 from 362 at December 31, 2008.

As of December 31, 2010, our research and development resources were allocated to the following projects: 74.7% to MicroStrategy 9, including MicroStrategy Mobile and 25.3% to other research and development, including new product initiatives, our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. During 2010 and 2009, we recorded a provision for income taxes from continuing operations of $11.2 million and $25.3 million, respectively, resulting in an effective tax rate from continuing operations of 20.3% and 29.5%, respectively. The decrease in the Company’s effective tax rate from continuing operations with respect to 2010, as compared to the prior year, is primarily due to an increased proportion of foreign income taxed at lower rates, the benefit from the release of valuation allowances in foreign jurisdictions and changes in estimates of certain permanent tax differences from previous estimates.

As of December 31, 2010, we had fully utilized our domestic net operating loss carryforwards, but still had foreign net operating loss carryforwards of $7.9 million that will begin to expire in 2011 and other temporary differences, carryforwards, and credits, which resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities of $18.3 million. As of December 31, 2010, we had a valuation allowance of $2.7 million primarily related to certain foreign net operating loss carryforward tax assets that, more likely than not, in our present estimation, will not be realized.

Except as discussed below, we intend to indefinitely reinvest the undistributed 2010 earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of these undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. No previously taxed foreign income was repatriated in 2010 or 2009. Previously taxed foreign income of $1.0 million was repatriated in 2008.

During 2008, we recorded a provision for income taxes from continuing operations of $29.0 million, resulting in an effective tax rate of 41.0%. Our effective tax rate decreased during 2009, as compared to 2008, primarily due to stronger results outside the U.S., a decrease in cross-border withholding taxes, an increase in research and development credits, and the absence in 2009 of a correction to the carrying value of our deferred tax assets for state net operating losses recognized in 2008.

Discontinued Operations. On February 13, 2009, we completed the sale of our equity interest in Alarm.com for consideration of $24.5 million in cash net of post-closing purchase price adjustments and transaction costs totaling $3.3 million in the aggregate. The sale resulted in a gain of $14.4 million, net of tax. Accordingly, we report this business as “discontinued” on our consolidated statements of operations because we have not had continuing involvement in, or cash flows from, this operation following its divestiture.

Revenues and expenses associated with the Alarm.com business are classified as discontinued operations for all periods presented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and (loss) income from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Gain on sale of discontinued operations, net of tax	$—	$14,437	$—
(Loss) income from discontinued operations, net of tax	—	(107)	65

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2010	2009	2008
Current:
Deferred product licenses revenue	$13,881	$11,726	$6,024
Deferred product support revenue	129,766	120,389	105,123
Deferred other services revenue	18,136	14,363	13,249

Gross current deferred revenue	161,783	146,478	124,396
Less: unpaid deferred revenue	(72,452)	(68,695)	(57,901)

Net current deferred revenue	$89,331	$77,783	$66,495

Non-current:
Deferred product licenses revenue	$3,732	$542	$696
Deferred product support revenue	8,436	5,090	5,690
Deferred other services revenue	321	279	40

Gross non-current deferred revenue	12,489	5,911	6,426
Less: unpaid deferred revenue	(4,611)	(2,066)	(4,747)

Net non-current deferred revenue	$7,878	$3,845	$1,679

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2010 and 2009, as compared to the prior years, was primarily attributable to the growth in the number of technical support contracts in our installed customer base and a high percentage of technical support renewals from our existing contracts.

We expect to recognize approximately $161.8 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2010, we have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support or other services through 2015, totaling approximately $106.6 million. As of December 31, 2009, the future minimum commitments by our customers to purchase products, product support or other services through 2014 totaled approximately $82.2 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On December 31, 2010 and 2009, we had $174.1 million and $224.8 million, respectively, in cash and cash equivalents. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Accordingly, we do not currently expect to borrow money to finance our operations.

On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. As of December 31, 2010, we had one outstanding letter of credit under the security agreement used as collateral for a performance bond. We may invest the cash collateral under the security agreement which was in certain permitted investments. As of December 31, 2010, we had $0.8 million in cash collateral posted under the security agreement, all of which was invested in money market funds.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During 2010, we repurchased an aggregate of 1,357,474 shares of our class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million pursuant to the 2005 Share Repurchase Program. As of December 31, 2010, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

During 2009, we did not repurchase any of our class A common stock pursuant to the 2005 Share Repurchase Program. During 2008, we repurchased an aggregate of 118,408 shares of our class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million pursuant to the 2005 Share Repurchase Program.

All of the average price per share and aggregate cost amounts disclosed above include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. In addition to base rent, we are responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The lease, as amended, includes additional tenant incentives and allowances which the Company may use for leasehold improvements. The term of the new lease expires in December 2020. The following table shows future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements (in thousands), based on the currently expected due dates of the various installments:

	Year ending December 31,					Thereafter	Total
	2011	2012	2013	2014	2015
Contractual Obligations:
Operating leases	17,179	17,779	17,036	15,848	14,472	60,997	143,311

Total	$17,179	$17,779	$17,036	$15,848	$14,472	$60,997	$143,311

As of December 31, 2010, we had $16.9 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $75.8 million, $96.4 million and $88.9 million during 2010, 2009 and 2008, respectively. The major components of net cash provided by operating activities for 2010 were $43.8 million of net income from continuing operations, a $25.3 million increase in other long-term liabilities, a $16.3 million increase in deferred revenue and advance payments, a $14.2 million increase in accrued compensation and employee benefits, $12.8 million of non-cash depreciation and amortization charges, a $4.7 million increase in accounts payable and accrued expenses and a $3.4 million increase in bad debt expense, partially offset by a $30.1 million increase in accounts receivable, a $13.2 million increase in prepaid expenses and other current assets and a $2.4 million increase in deposits and other assets. The decrease in net cash provided by operating activities for 2010, as compared to the prior year, was primarily attributable to a $20.9 million increase in accounts receivable, a $16.7 million decrease in net income from continuing operations, a $14.5 million decrease in deferred taxes and a $12.0 million increase in prepaid expenses and other current assets, partially offset by a $22.0 million increase in other long-term liabilities, a $12.1 million increase in accrued compensation and employee benefits, a $4.2 million increase in deferred revenue and advance payments, a $3.6 million increase in accounts payable and accrued expenses and a $2.2 million increase in non-cash depreciation and amortization charges.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $17.4 million and $42.8 million in 2010 and 2008, respectively. Net cash provided by investing activities was $2.6 million in 2009. The major components of net cash used in investing activities for 2010 were $16.3 million in purchases of property and equipment and $2.2 million of capitalized software development costs, partially offset by a $1.0 million decrease in restricted cash and investments. The increase in net cash used in investing activities during 2010, as compared to the prior year, was primarily attributable to a $24.5 million decrease in cash provided by discontinued operations, since the proceeds from the February 2009 sale of our equity interest in Alarm.com were included for the year ended December 31, 2009, partially offset by a $2.0 million decrease in purchases of property and equipment and a $2.0 million decrease in capitalized software development costs.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $107.1 million and $5.9 million during 2010 and 2008, respectively. Net cash provided by financing activities was $2.1 million during 2009. The increase in net cash used in financing activities during 2010, as compared to the prior year, was primarily attributable to an increase in purchases of treasury stock of $109.0 million during 2010.

Off-Balance Sheet Arrangements. On March 15, 2005, we entered into a security agreement with a bank under which we posted cash to secure existing letters of credit. As of December 31, 2010, we had one outstanding letter of credit under the security agreement which was used as collateral for a performance bond. We may invest the cash collateral under the security agreement in certain permitted investments. As of December 31, 2010, we had $0.8 million in cash collateral posted under the security agreement.

As of December 31, 2010, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2010, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 39.7%, 40.0% and 40.4% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of December 31, 2010 and 2009, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.7% and 0.5%, respectively. The increase in exposure as of December 31, 2010 was primarily due to our increase of cash balances in non-U.S. dollar based bank accounts. If average exchange rates in 2010 had changed unfavorably by 10%, as compared to the prior year, our revenues for the year ended December 31, 2010 would have decreased 5.1%. During the year ended December 31, 2010, our revenues decreased 0.6% as a result of a 1.2% unfavorable change in average exchange rates, as compared to the prior year.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors — Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees — Compensation Committee” in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

			Page
		Report of Independent Registered Public Accounting Firm	58
		Consolidated Financial Statements:
		Balance Sheets	59
		Statements of Operations	60
		Statements of Stockholders’ Equity	61
		Statements of Cash Flows	63
		Notes to Consolidated Financial Statements	64

	2.	Consolidated Financial Statement Schedule

		Schedule II — Valuation and Qualifying Accounts	83

	3.	Exhibits	84

(b)	Exhibits

	We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

(c)	Financial Statement Schedule

	The following financial statement schedule is filed herewith:

	Schedule II — Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/    Grant Thornton LLP

McLean, Virginia

February 18, 2011

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$174,097	$224,769
Restricted cash and short-term investments	284	549
Accounts receivable, net	82,056	56,399
Prepaid expenses and other current assets	26,751	10,861
Deferred tax assets, net	13,670	12,642

Total current assets	296,858	305,220
Property and equipment, net	65,033	54,906
Capitalized software development costs, net	9,059	13,431
Deposits and other assets	5,587	3,283
Deferred tax assets, net	5,029	6,490

Total assets	$381,566	$383,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,683	$28,460
Accrued compensation and employee benefits	60,201	46,277
Deferred revenue and advance payments	89,331	77,783
Deferred tax liabilities	355	115

Total current liabilities	186,570	152,635
Deferred revenue and advance payments	7,878	3,845
Other long-term liabilities	37,946	12,622

Total liabilities	232,394	169,102

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized;
14,351 shares issued and 7,947 shares outstanding, and 14,302 shares issued and 9,255 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized;
2,694 shares issued and outstanding	3	3
Additional paid-in capital	455,374	453,170
Treasury stock, at cost; 6,405 and 5,047 shares, respectively	(475,184)	(366,191)
Accumulated other comprehensive (loss) income	(1,455)	604
Retained earnings	170,420	126,628

Total Stockholders’ Equity	149,172	214,228

Total Liabilities and Stockholders’ Equity	$381,566	$383,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product licenses	$126,717	$101,856	$95,924
Product support and other services	327,860	275,932	264,469

Total revenues	454,577	377,788	360,393

Cost of revenues:
Product licenses	7,637	6,607	1,877
Product support and other services	98,454	59,996	61,529

Total cost of revenues	106,091	66,603	63,406

Gross profit	348,486	311,185	296,987

Operating expenses:
Sales and marketing	165,732	128,472	137,683
Research and development	50,566	41,796	30,571
General and administrative	81,599	54,613	60,933

Total operating expenses	297,897	224,881	229,187

Income from continuing operations before financing and other income and income taxes	50,589	86,304	67,800

Financing and other income (expense):
Interest income, net	389	955	2,266
Other income (expense), net	3,982	(1,459)	705

Total financing and other income (expense)	4,371	(504)	2,971

Income from continuing operations before income taxes	54,960	85,800	70,771
Provision for income taxes	11,168	25,293	29,003

Income from continuing operations	43,792	60,507	41,768

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0, $11,190 and $0, respectively)	—	14,437	—
(Loss) income from discontinued operations, net of tax (benefit) provision ($0, ($54) and $534, respectively)	—	(107)	65

Discontinued operations, net of tax	—	14,330	65

Net Income	$43,792	$74,837	$41,833

Basic earnings per share (1):
From continuing operations	$3.85	$5.08	$3.51
From discontinued operations	$—	$1.20	$0.01

Basic earnings per share	$3.85	$6.28	$3.52

Weighted average shares outstanding used in computing basic earnings per share	11,378	11,906	11,886

Diluted earnings per share (1):
From continuing operations	$3.72	$4.92	$3.39
From discontinued operations	$—	$1.17	$0.01

Diluted earnings per share	$3.72	$6.09	$3.40

Weighted average shares outstanding used in computing diluted earnings per share	11,779	12,284	12,303

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A		Class B		Additional Paid-in Capital
	Common Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2008	14,113	$14	2,770	$3	$448,229	(4,929)	$(357,804)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Issuance of class A common stock under stock option plans	54	—	—	—	2,104	—	—
Purchases of treasury stock	—	—	—	—	—	(118)	(8,387)
Tax effect of stock option exercises	—	—	—	—	563	—	—
Stock option compensation expense	—	—	—	—	57	—	—

Balance at December 31, 2008	14,167	$14	2,770	$3	$450,953	(5,047)	$(366,191)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Conversion of class B to class A common stock	76	—	(76)	—	—	—	—
Issuance of class A common stock under stock option plans	59	—	—	—	1,216	—	—
Tax effect of stock option exercises	—	—	—	—	1,055	—	—
Stock option compensation expense	—	—	—	—	6	—	—
Distribution to Alarm.com minority shareholders	—	—	—	—	(60)	—	—

Balance at December 31, 2009	14,302	$14	2,694	$3	$453,170	(5,047)	$(366,191)

Net income	—	—	—	—	—	—	—
Change in unrealized gain on investments, net of applicable taxes	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Issuance of class A common stock under stock option plans	49	—	—	—	1,154	—	—
Purchases of treasury stock	—	—	—	—	—	(1,358)	(108,993)
Tax effect of stock option exercises	—	—	—	—	1,050	—	—

Balance at December 31, 2010	14,351	$14	2,694	$3	$455,374	(6,405)	$(475,184)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(continued)

	Comprehensive Income (Loss)
	Unrealized Gain (Loss) on Short-term Investments	Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2008	$(9)	$2,938	$9,958	$103,329

Net income	—	—	41,833	41,833
Change in unrealized gain on investments, net of applicable taxes	(5)	—	—	(5)
Foreign currency translation adjustment	—	(1,453)	—	(1,453)

Comprehensive income	—	—	—	40,375
Issuance of class A common stock under stock option plans	—	—	—	2,104
Purchases of treasury stock	—	—	—	(8,387)
Tax effect of stock option exercises	—	—	—	563
Stock option compensation expense	—	—	—	57

Balance at December 31, 2008	$(14)	$1,485	$51,791	$138,041

Net income	—	—	74,837	74,837
Change in unrealized gain on investments, net of applicable taxes	15	—	—	15
Foreign currency translation adjustment	—	(882)	—	(882)

Comprehensive income	—	—	—	73,970
Conversion of class B to class A common stock	—	—	—	—
Issuance of class A common stock under stock option plans	—	—	—	1,216
Tax effect of stock option exercises	—	—	—	1,055
Stock option compensation expense	—	—	—	6
Distribution to Alarm.com minority shareholders	—	—	—	(60)

Balance at December 31, 2009	$1	$603	$126,628	$214,228

Net income	—	—	43,792	43,792
Change in unrealized gain on investments, net of applicable taxes	5	—	—	5
Foreign currency translation adjustment	—	(2,064)	—	(2,064)

Comprehensive income	—	—	—	41,733
Issuance of class A common stock under stock option plans	—	—	—	1,154
Purchases of treasury stock	—	—	—	(108,993)
Tax effect of stock option exercises	—	—	—	1,050

Balance at December 31, 2010	$6	$(1,461)	$170,420	$149,172

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$43,792	$74,837	$41,833
Less: Income from discontinued operations, net	—	(14,330)	(65)

Income from continuing operations	43,792	60,507	41,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,799	10,631	6,399
Bad debt expense	3,436	1,863	2,029
Deferred taxes	1,689	16,146	20,925
Stock-based compensation	—	—	46
Excess tax benefits from stock-based payment arrangements	(741)	(907)	(422)
Other, net	70	10	72
Changes in operating assets and liabilities:
Accounts receivable	(30,134)	(9,264)	(3,862)
Prepaid expenses and other current assets	(13,159)	(1,168)	1,643
Deposits and other assets	(2,353)	553	157
Accounts payable and accrued expenses	4,651	1,076	5,102
Accrued compensation and employee benefits	14,178	2,041	5,574
Deferred revenue and advance payments	16,285	12,108	5,278
Other long-term liabilities	25,312	3,319	190

Net cash provided by operating activities from continuing operations	75,825	96,915	84,899
Net cash (used in) provided by operating activities from discontinued operations	—	(472)	4,019

Net cash provided by operating activities	75,825	96,443	88,918

Investing activities:
Advance deposits on purchases of property and equipment	—	—	(25,000)
Purchases of property and equipment	(16,289)	(18,265)	(5,167)
Capitalized software development costs	(2,185)	(4,218)	(13,575)
Decrease in restricted cash and investments	1,047	575	1,100

Net cash used in investing activities from continuing operations	(17,427)	(21,908)	(42,642)
Net cash provided by (used in) investing activities from discontinued operations	—	24,546	(160)

Net cash (used in) provided by investing activities	(17,427)	2,638	(42,802)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,154	1,216	2,104
Excess tax benefits from stock-based payment arrangements	741	907	422
Purchases of treasury stock	(108,993)	—	(8,387)
Distribution to Alarm.com minority shareholders	—	(60)	—

Net cash (used in) provided by financing activities from continuing operations	(107,098)	2,063	(5,861)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(107,098)	2,063	(5,861)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,972)	710	(2,534)

Net (decrease) increase in cash and cash equivalents	(50,672)	101,854	37,721
Cash and cash equivalents, beginning of period	224,769	122,915	85,194

Cash and cash equivalents, end of period	$174,097	$224,769	$122,915

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4	$48	$98

Cash paid during the year for income taxes	$9,425	$9,689	$5,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy Incorporated (the “Company” or “MicroStrategy”) is a worldwide provider of business intelligence software that enables companies to report, analyze and monitor the data stored across their enterprise to reveal the trends and insights needed to make better business decisions. MicroStrategy’s single, integrated platform is designed to support various styles of business intelligence through an easy-to-use interface. MicroStrategy provides sophisticated analytical performance to business users in the format that suits them best, from high-level dashboards, to custom reports, to advanced analysis via e-mail, web and mobile devices. MicroStrategy engineers its software for reliability, scalability, security, and ease of administration for organizations of all sizes. MicroStrategy facilitates customer BI solutions utilizing MicroStrategy software with a comprehensive offering of consulting, education, technical support and technical advisory services for our customers and strategic partners.

MicroStrategy’s current software platform, MicroStrategy 9, enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and information dashboards about the users’ business performance. MicroStrategy 9 can be used by companies to provide their employees with information to make data-driven business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers, and executives the critical insight they need to reduce costs, reallocate resources, improve efficiencies and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers with insights used to manage inventory levels, analyze supply chains, and track vendor performance.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation. The Company is not aware of any subsequent event which would require recognition.

In March 2008, the Company committed to a plan to sell its Alarm.com business, which focused outside of the business intelligence software and services market. The Company completed the sale of this business in February 2009. The financial results of Alarm.com are reflected as discontinued operations for all periods presented.

(b) Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, fixed assets, intangible assets, commissions, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

On March 15, 2005, the Company entered into a security agreement with a bank under which the Company posted cash to secure existing letters of credit. As of December 31, 2010, we had one outstanding letter of credit under the security agreement which was used as collateral for a performance bond. The Company may invest the cash collateral under the security agreement in certain permitted investments. As of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009, the Company had $0.8 million and $1.0 million, respectively, in cash collateral posted under the security agreement, all of which was invested in money market funds. These invested cash collateral amounts are included in restricted cash and investments or deposits and other assets in the accompanying balance sheets, depending on whether the contractual obligation for which the collateral is posted is short term or long term, respectively.

(d) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and a corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. The Company periodically evaluates the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change and future periods.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain costs related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on passage of time and the use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense recognized in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA. There have been no PMMA activities to date.

When assets are retired or sold, the capitalized cost and related accumulated depreciation are removed from the property and equipment accounts and any resulting gain or loss is recognized in the results of operations.

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internal-use software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

(e) Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers and quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product have been completed. Capitalized software development costs are typically amortized over the estimated product life of three years, on a straight-line basis.

Capitalized software development costs, net of accumulated amortization, were $9.1 million and $13.4 million as of December 31, 2010 and 2009, respectively. Amortization expense related to software development costs was $6.6 million, $5.6 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in cost of

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product licenses revenues. During the years ended December 31, 2010, 2009 and 2008, the Company capitalized software development costs of $2.2 million, $4.2 million and $13.6 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

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

As of December 31, 2010, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, product support or other services through 2015 totaling approximately $106.6 million. As of December 31, 2009, the future minimum commitments by the Company’s customers to purchase products, product support or other services through 2014 totaled approximately $82.2 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

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

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using vendor specific objective evidence of fair value (“VSOE”) of the elements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2010, 2009 and 2008.

If an arrangement includes acceptance criteria, revenue is not recognized until the Company can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates the Company to deliver specified future products or upgrades, revenue is recognized when the specified future product or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier. If a software license arrangement obligates the Company to deliver unspecified future products, then revenue is recognized on a subscription basis, ratably over the term of the contract.

License revenue derived from sales to resellers or original equipment manufacturers (“OEMs”) who purchase the Company’s products for future resale is recognized upon sufficient evidence that the products have been sold to the ultimate end users, provided all other revenue recognition criteria have been met. The Company’s standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under standard product warranties. During the last three fiscal years, the Company has not experienced any product returns related to warranty claims.

The Company’s standard software license agreements do not include any price protection or similar rights. The Company offers price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under the General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience”. During the last three fiscal years, amounts related to price protection and similar rights clauses and contracts cancelled for convenience were not significant.

Amounts collected prior to satisfying the above revenue recognition criteria are included in deferred revenue and advance payments in the accompanying consolidated balance sheets.

Software revenue recognition requires judgment, including a determination that collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $0.9 million, $0.3 million, and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had no prepaid advertising costs.

(j) Income Taxes

The Company is subject to federal, state, and local income taxes in the United States and many foreign countries. Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. For uncertain income tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. The Company recognizes accrued interest related to unrecognized tax benefits in the tax expense account. Penalties, if incurred, are recognized as a component of income tax expense.

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2010 and 2009, there were no shares of preferred stock outstanding.

(l) Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period and revenue and expenses are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $2.1 million and $0.8 million in 2010 and 2008, respectively, and a net loss of $1.6 million in 2009, and are included in other income (expense) in the accompanying statements of operations.

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

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2010 and 2009, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2010, 2009 and 2008, no individual customer accounted for 10% or more of revenue.

(n) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

(3) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2010	2009
Billed and billable	$163,939	$130,714
Less: unpaid deferred revenue	(77,063)	(70,761)

	86,876	59,953
Less: allowance for doubtful accounts	(4,820)	(3,554)

Account receivable, net	$82,056	$56,399

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(4) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2010	2009
Transportation equipment	$44,442	$48,085
Computer equipment and purchased software	36,599	31,763
Furniture and equipment	7,077	13,221
Leasehold improvements	12,124	11,683
Internally developed software	4,571	4,444

	104,813	109,196
Less: accumulated depreciation and amortization	(39,780)	(54,290)

Property and equipment, net	$65,033	$54,906

Included in transportation equipment is a corporate aircraft and aircraft-related equipment with a capitalized cost of $47.7 million. As of December 31, 2010, the net asset value of the aircraft and aircraft-related equipment was $42.6 million, inclusive of $1.5 million of accumulated depreciation and a $3.6 million impairment charge recorded during the year ended December 31, 2010.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the net asset value of the aircraft and aircraft-related equipment was $47.6 million, inclusive of $63,000 of accumulated depreciation.

Depreciation and amortization expense related to property and equipment was $6.2 million, $5.0 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2010	2009
Current:
Deferred product licenses revenue	$13,881	$11,726
Deferred product support revenue	129,766	120,389
Deferred other services revenue	18,136	14,363

Gross current deferred revenue	161,783	146,478
Less: unpaid deferred revenue	(72,452)	(68,695)

Net current deferred revenue	$89,331	$77,783

Non-current:
Deferred product licenses revenue	$3,732	$542
Deferred product support revenue	8,436	5,090
Deferred other services revenue	321	279

Gross non-current deferred revenue	12,489	5,911
Less: unpaid deferred revenue	(4,611)	(2,066)

Net non-current deferred revenue	$7,878	$3,845

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Litigation

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), together with the Company and MSC, filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft, and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft.

The Company’s ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. The aircraft’s manufacturer has begun an inspection and assessment of the damage to the aircraft. Significant further inspection and assessment are required to determine the full

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent of the damage, including whether the aircraft is repairable at all. Based on an initial inspection and damage assessment performed in the third quarter of 2010, the Company estimated the damage to the aircraft was at least $1.9 million, which estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. Accordingly, during the third quarter of 2010, the Company recorded a $1.9 million impairment charge for a loss of property and equipment related to the aircraft damage, reflecting the low end of the range of potential impairment. During the fourth quarter of 2010, the initial damage assessment was refined, raising the minimum damage estimate by approximately $1.7 million and, accordingly, the Company recorded an additional impairment charge of $1.7 million, for a total of $3.6 million for the year ended December 31, 2010. However, the estimated damage to the aircraft could be as much as $46.2 million, the carrying value that was reflected on the Company’s balance sheet at December 31, 2010 prior to any impairment. Since the Company does not believe that any amount within the range of $3.6 million to $46.2 million is a better estimate at this time than any other amount within such range, the Company recorded the minimum of the range for the year ended December 31, 2010. As the inspection and damage assessment process continues, additional information may become available that would enable the Company to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date. In January 2011, the Company received a $3.6 million payment under the policy which represents the minimum damage amount estimated with respect to the aircraft.

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the ’842 Patent) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claims against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

On December 10, 2003, the Company filed a complaint alleging patent infringement against Crystal Decisions, Inc., which was subsequently acquired by Business Objects Americas, Inc. During the first quarter of 2008, the Company recorded a $2.4 million accrued liability related to this claim in general and administrative expenses in the Company’s consolidated statement of operations. In December 2009, the parties reached a settlement. As part of the settlement, the Company made a payment in the amount of $1.0 million. The remaining accrual of $1.4 million was released in December 2009 and was recorded as a reduction in general and administrative expense.

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

(7) Commitments and Contingencies

In March 2009, the Company arranged the issuance of a standby letter of credit in the amount of $2.4 million, which was used to guarantee the potential liability related to the Business Objects attorneys’ fees and costs claim. As a result of the settlement of the Business Objects litigation in December 2009 (Refer to Note 6), the standby letter of credit was cancelled in January 2010.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such has not recorded an indemnification liability on its balance sheets as of December 31, 2010 or 2009. In July 2009, the Company received a letter from a customer asserting that the customer was entitled to indemnification from the Company in connection with patent infringement claims brought against the customer by a third party. The Company has not yet received information sufficient to allow the Company to determine whether the customer may be entitled to indemnification.

The Company leases office space and computer and other equipment under operating lease agreements. In addition to base rent, the Company is responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as its new corporate headquarters in October 2010. The lease grants an abatement of base rent until March 2011. In May 2010, the Company entered into an amendment to the lease pursuant to which it leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The lease, as amended, includes tenant incentives and allowances which the Company may use for leasehold improvements. The term of the new lease expires in December 2020. At December 31, 2010, deferred rent of $22.1 million is included in other long-term liabilities and $0.2 million is included in current accrued expenses.

The following table summarizes future minimum payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rentals to be received under noncancellable sublease agreements as of December 31, 2010 (in thousands), based on the currently expected due dates of the various installments:

Year	Amount
2011	$17,179
2012	17,779
2013	17,036
2014	15,848
2015	14,472
Thereafter	60,997

$143,311

Total rental expenses for the years ended December 31, 2010, 2009 and 2008 were $29.5 million, $15.5 million, and $16.2 million, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

U.S. and international components of income from operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
U.S.	$18,075	$49,362	$49,209
Foreign	36,885	36,438	21,562

Total	$54,960	$85,800	$70,771

The provision for income taxes from operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$3,092	$2,853	$1,636
State	458	2,737	967
Foreign	5,932	4,705	5,760

	$9,482	$10,295	$8,363

Deferred:
Federal	$3,712	$13,352	$14,067
State	360	1,429	4,711
Foreign	(2,386)	217	1,862

	$1,686	$14,998	$20,640

Total provision	$11,168	$25,293	$29,003

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	1.0%	3.2%	3.1%
Impact of international operations	-12.3%	-8.0%	-4.6%
Change in valuation allowance	-4.3%	-1.6%	1.4%
Deferred tax adjustments and rate changes	1.3%	-0.2%	2.6%
Other permanent differences and federal credits	-0.4%	1.1%	3.5%

Total	20.3%	29.5%	41.0%

The Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. The Company has not provided for U.S. federal income taxes or foreign withholding taxes on $140.4 million of undistributed earnings of its foreign subsidiaries at December 31, 2010, because such earnings are intended to be reinvested indefinitely. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. No previously taxed foreign income was repatriated in 2010 or 2009. Previously taxed foreign income of $1.0 million was repatriated in 2008.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows, as of:

	December 31,
	2010	2009
Deferred tax assets, net:
Net operating loss carryforwards	$3,183	$3,784
Tax credits	3,089	4,078
Intangible assets	5,347	6,774
Deferred revenue adjustment	1,795	2,276
Allowances and other accruals	15,430	12,006
Property and equipment	—	1,913
Deferred rent	3,213	318
Other	1,889	1,837

	33,946	32,986
Valuation allowance	(2,710)	(4,910)

Deferred tax assets, net of valuation allowance	31,236	28,076

Deferred tax liabilities:
Prepaid expenses and other	669	690
Property and equipment	7,201	—
Capitalized software development costs	3,479	5,236
Method changes	1,543	3,133

Total deferred tax liabilities	12,892	9,059

Total net deferred tax asset	$18,344	$19,017

The change in unrecognized tax benefits (in thousands) is presented in the table below:

Unrecognized tax benefits at January 1, 2010	$12,198
Increase related to positions taken in prior period	4,901
Reductions related to expiration of statute of limitations	(156)

Unrecognized tax benefits at December 31, 2010	$16,943

If recognized, $15.9 million of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits shown above is expected to increase by $0.5 to $1.0 million, inclusive of applicable interest primarily related to tax complexities of international operations. The amount of interest expense related to the above unrecognized tax benefits was approximately $0.4 million in 2010.

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. Due to the Company’s net operating loss carryforward position in the U.S. until 2009, its tax years from 2001 forward may be adjusted by the Internal Revenue Service even though the general three year statute of limitations has expired for certain years.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany and Spain for tax years 2005 forward, and the United Kingdom for tax years 2007 forward. The Company is currently under examination in Germany. A German audit for years 2000 through 2004 closed during 2009 with an audit assessment of approximately $0.6 million. A U.K. audit for year 2004 and a Dutch audit for years 2006 through 2007 closed during 2010 with immaterial audit assessments. To date there have been no other material audit assessments related to these audits in the U.S. or any of the applicable foreign jurisdictions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company fully utilized its domestic net operating loss carryforwards in 2009. The Company had $7.9 million and $11.8 million of foreign net operating loss carryforwards as of December 31, 2010 and 2009, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $3.1 million and $4.1 million at December 31, 2010 and 2009, respectively, which begin to expire in 2015. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $2.7 million and $4.9 million at December 31, 2010 and 2009, respectively, primarily related to certain foreign net operating loss carryforward tax assets.

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

Pursuant to the provisions of §382 of the Internal Revenue Code, an “ownership change” involving 5% or greater shareholders occurred in May 2003. Section 382 provides an annual limitation on the amount of federal net operating losses and tax credits that may be used in the event of an ownership change. The limitation is based on, among other things, the value of the company as of the change date multiplied by a U.S. federal long-term tax exempt interest rate. The Company does not currently expect the limitations under the §382 ownership change rules to impact the Company’s ability to use its net operating loss carryforwards or tax credits that existed as of the date of the ownership change.

(9) Share-Based Compensation

(a) Company Stock Option Plans

The Company has share-based compensation plans under which directors, officers, and other eligible employees have previously received stock options awards to purchase the Company’s class A common stock. All stock options granted under the Company’s stock option plans have terms of five to ten years and generally vest ratably over 5 years. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

The Company estimates the fair value of each option grant using the Black-Scholes option-valuation model, and amortizes the related compensation expense over the requisite service period (generally the vesting period). The Company recognized no share-based compensation expense for the year ended December 31, 2010 from Company stock option plans as all options fully vested in prior years. Share-based compensation for the years ended December 31, 2009 and 2008 was not significant.

The windfall tax benefit realized from the exercise of stock options was $0.7 million, $0.9 million and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of MicroStrategy’s stock option plans (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share					Weighted Average Exercise Price per Share
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares		Aggregate Intrinsic Value
Balance, January 1, 2008	1,113	$4.70	3,130.00	$103.64	$61,879	942	$118.51	$49,320
Granted	—	—	—	—
Exercised	(55)	5.00	61.15	38.59	$1,992
Canceled	(31)	23.00	2,920.00	267.33

Balance, December 31, 2008	1,027	$4.70	3,130.00	$103.63	$13,413	1,027	$103.63	$13,413
Granted	—	—	—	—
Exercised	(60)	4.70	41.99	19.39	$3,280
Canceled	(66)	11.91	1,769.40	342.97

Balance, December 31, 2009	901	$4.70	3,130.00	$92.96	$52,750	901	$92.96	$52,750
Granted	—	—	—	—
Exercised	(49)	4.70	41.99	23.25	$3,154
Canceled	(179)	23.00	3,130.00	382.86

Balance, December 31, 2010	673	$4.70	158.13	$22.42	$43,410	673	$22.42	$43,410

	Options Outstanding and Exercisable at December 31, 2010
Range of Exercise Prices per Share	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share
$ 4.70 - 5.00	60	1.6	$4.70
5.01 - 10.00	—	0.0	—
10.01 - 20.00	1	1.7	14.35
20.01 - 35.00	597	2.0	20.99
35.01 - 60.00	—	2.5	38.00
60.01 - 125.00	2	0.2	101.25
125.01 - 158.13	13	0.1	158.13

	673	1.9	$22.42

(b) Angel.com Stock Incentive Plan

MicroStrategy Incorporated’s wholly owned subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent and subsidiary corporations of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1,500,000 shares of the class A common stock of Angel.com. There were 0.3 million shares of class A common stock of Angel.com authorized and available for option grants as of December 31, 2010.

The Angel.com stock options vest based on the satisfaction of both a performance and a continued service condition and expire ten years after grant. Compensation cost is recognized over the requisite service period of the award based on the probability of the achievement of the performance condition, reduced by the number of awards that are not expected to vest due to not meeting the continued service condition. For the year ended December 31, 2010, no share-based compensation expense was recognized for these awards.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the grant date fair value of Angel.com stock options using the Black-Scholes option-valuation model. The assumptions used in estimating the fair value of stock options granted are as follows for the periods indicated:

	Years Ended December 31,
	2010	2009
Expected term of options in years	4.67 - 5.00	3.78 - 5.00
Expected volatility	55.3% - 56.0%	62.8% - 63.9%
Risk-free interest rate	1.78% - 2.43%	1.51% - 3.04%
Expected dividend yield	0.0%	0.0%

The expected term was calculated using the “simplified” method because Angel.com’s equity shares are not traded in a public market and Angel.com does not have historical exercise data. Volatility was estimated based on historical peer group industry data, and the risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant for the expected term. The Company determined the exercise prices of all Angel.com stock options was at least equal to the fair market value of Angel.com’s common stock on their respective dates of grant.

A summary of the options granted under Angel.com’s stock option plan (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share				Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2008	—	$—	—	$—	$—	—	$—	$—
Granted	905	1.80	1.80	1.80
Exercised	—	—	—	—	$—
Canceled	(52)	1.80	1.80	1.80

Balance, December 31, 2009	853	$1.80	1.80	$1.80	$—	—	$—	$—
Granted	475	1.81	1.81	1.81
Exercised	—	—	—	—	$—
Canceled	(126)	1.80	1.81	1.81

Balance, December 31, 2010	1,202	$1.80	1.81	$1.80	$—	—	$—	$—

As of December 31, 2010, the outstanding stock options to purchase class A common stock of Angel.com had a weighted average remaining contractual life of 8.9 years and a weighted average exercise price of $1.80. Upon satisfaction of both the performance and continued service conditions, up to $1.0 million of share-based compensation expense would be recorded. As of December 31, 2010 and 2009, the shares of class A common stock of Angel.com subject to outstanding stock options represented 8.6% and 6.3% of the outstanding equity of Angel.com on a fully diluted basis, respectively.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects, that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net income	$43,792	$74,837	$41,833
Foreign currency translation adjustment	(2,064)	(882)	(1,453)
Unrealized gain (loss) on short-term investments, net of applicable taxes	5	15	(5)

Comprehensive income	$41,733	$73,970	$40,375

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Basic and Diluted Earnings per Share

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares, consisting of common stock issuable upon exercise of outstanding employee stock options, are calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Income from:
Continuing operations, net of tax	$43,792	$60,507	$41,768
Discontinued operations, net of tax	—	14,330	65

Net income	$43,792	$74,837	$41,833

Denominator:
Weighted average common shares of class A common stock	8,684	9,212	9,116
Weighted average common shares of class B common stock	2,694	2,694	2,770

Total weighted average common stock shares outstanding	11,378	11,906	11,886
Effect of dilutive securities:
Employee stock options	401	378	417

Adjusted weighted average shares	11,779	12,284	12,303

Earnings per share:
Basic earnings per share
From continuing operations	$3.85	$5.08	$3.51
From discontinued operations	—	1.20	0.01

Basic earnings per share	$3.85	$6.28	$3.52

Diluted earnings per share:
From continuing operations	$3.72	$4.92	$3.39
From discontinued operations	—	1.17	0.01

Diluted earnings per share	$3.72	$6.09	$3.40

Stock options to purchase 15,000, 191,000, and 256,000 shares of common stock were excluded from the diluted earnings per share computation for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect of their inclusion would have been anti-dilutive.

(12) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During 2010, the Company repurchased an aggregate of 1,357,474 shares of its class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million pursuant to the 2005 Share Repurchase Program. As of December 31, 2010, the Company had repurchased an aggregate of 3,826,947 shares of class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, as of December 31, 2010, the Company had repurchased an aggregate of 2,577,752 shares of class A common stock at an average price per share of $50.39 and an aggregate cost of $129.9 million under a previous share repurchase program which was completed in the second quarter of 2005.

During 2009, the Company did not repurchase any shares of class A common stock pursuant to the 2005 Share Repurchase Program. During 2008, under the 2005 Share Repurchase Program, the Company repurchased an aggregate of 118,408 shares of class A common stock at an average price per share of $70.83 and an aggregate cost of $8.4 million.

All of the average price per share and aggregate cost amounts disclosed above include broker commissions.

(13) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $2.1 million, $1.9 million and $1.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table summarizes the revenues, pre-tax gain on sale and pre-tax (loss) income (in thousands) generated by the Alarm.com business for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Revenues	$—	$2,217	$20,676
Pre-tax gain on sale	$—	$25,628	$—
Pre-tax (loss) income	$—	$(161)	$599

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Segment Information

The Company manages its business in two operating segments – core business intelligence software and services, and other, which includes the Company’s Angel.com business, which provides interactive voice response and call center solutions. The following table presents total revenues and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	Core Business Intelligence Software and Services			Other Domestic	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions
Year ended December 31, 2010
Total revenues	$255,547	$133,334	$47,207	$18,489	$454,577
Long-lived assets	71,684	3,801	2,576	1,618	79,679
Year ended December 31, 2009
Total revenues	$212,604	$117,924	$33,284	$13,976	$377,788
Long-lived assets	65,594	2,835	1,988	1,203	71,620
Year ended December 31, 2008
Total revenues	$204,016	$113,861	$31,707	$10,809	$360,393
Long-lived assets	54,113	3,498	2,181	813	60,605

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2010, 2009 and 2008, no individual foreign country accounted for 10% or more of consolidated total revenues.

For the years ended December 31, 2010, 2009 and 2008, no individual customer accounted for 10% or more of consolidated total revenues.

For the years ended December 31, 2010 and 2009, no more than 10% of the Company’s consolidated assets were concentrated in any individual foreign country. For the year ended December 31, 2008, total assets in Germany exceeded 10% of consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2010 and 2009. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2010
Revenues	$93,390	$107,537	$114,530	$139,120	$454,577
Gross profit	71,766	83,188	87,290	106,242	348,486
Net income from continuing operations	6,901	11,618	7,351	17,922	43,792
Income from discontinued operations, net of tax	—	—	—	—	—

Net income	6,901	11,618	7,351	17,922	43,792

Basic earnings per share:
From continuing operations	0.58	1.00	0.66	1.66	3.85
From discontinued operations	—	—	—	—	—

Basic earnings per share	0.58	1.00	0.66	1.66	3.85

Weighted average shares outstanding used in computing basic earnings per share	11,890	11,629	11,206	10,802	11,378
Diluted earnings per share:
From continuing operations	0.56	0.97	0.63	1.60	3.72
From discontinued operations	—	—	—	—	—

Diluted earnings per share	0.56	0.97	0.63	1.60	3.72

Weighted average shares outstanding used in computing diluted earnings per share	12,303	12,029	11,603	11,196	11,779

	Quarter Ended				Year
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2009
Revenues	$80,240	$87,759	$104,017	$105,772	$377,788
Gross profit	65,579	71,822	87,478	86,306	311,185
Net income from continuing operations	8,659	9,953	21,354	20,541	60,507
Income from discontinued operations, net of tax	14,316	14	—	—	14,330

Net income	22,975	9,967	21,354	20,541	74,837

Basic earnings per share:
From continuing operations	0.73	0.84	1.79	1.72	5.08
From discontinued operations	1.20	—	—	—	1.20

Basic earnings per share	1.93	0.84	1.79	1.72	6.28

Weighted average shares outstanding used in computing basic earnings per share	11,890	11,895	11,909	11,929	11,906
Diluted earnings per share:
From continuing operations	0.71	0.81	1.73	1.66	4.92
From discontinued operations	1.17	—	—	—	1.17

Diluted earnings per share	1.88	0.81	1.73	1.66	6.09

Weighted average shares outstanding used in computing diluted earnings per share	12,219	12,256	12,311	12,350	12,284

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED (Registrant)

By:	/s/ MICHAEL J. SAYLOR
Name:	Michael J. Saylor
Title:	Chairman of the Board of Directors, President and
Chief Executive Officer

Date:	February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/S/ DOUGLAS K. THEDE Douglas K. Thede	Executive Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2011

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	February 18, 2011

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 18, 2011

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 18, 2011

/S/ DAVID W. LARUE David W. Larue	Director	February 18, 2011

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	February 18, 2011

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 18, 2011

/S/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 18, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009, and 2008

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:
December 31, 2010	3,554	3,436	(2,170)	4,820
December 31, 2009	2,998	1,863	(1,307)	3,554
December 31, 2008	1,779	2,029	(810)	2,998
Deferred tax valuation allowance:
December 31, 2010	4,910	—	(2,200)	2,710
December 31, 2009	5,670	361	(1,121)	4,910
December 31, 2008	6,679	942	(1,951)	5,670

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Amended and Restated 1996 Stock Plan of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (File No. 000-24435) and incorporated by reference herein).*

10.2	Amended and Restated 1997 Stock Option Plan for French Employees of the registrant (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 000-24435) and incorporated by reference herein).

10.3	1997 Director Option Plan of the registrant, as amended by Amendment No. 1 thereto (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-24435) and incorporated by reference herein).*

10.4	Amendment No. 2 to the registrant’s 1997 Director Option Plan (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-24435) and incorporated by reference herein).*

10.5	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.6	Form of Stock Option Agreement entered into by non-employee directors under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.7	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.8	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.9	Stock Option Agreement, dated July 26, 2002, between Jonathan F. Klein and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.10	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.11	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of a nonstatutory stock option (filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.12	Summary of Compensation Arrangements for Named Executive Officers.*

10.13	Summary of Compensation Arrangements for Non-Employee Directors.*

Exhibit Number	Description
10.14	Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC. *

10.15	Material Terms for Payment of Certain Executive Incentive Compensation.*

10.16	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*

10.17	Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 5, 2010 and incorporated by reference herein).*

10.18	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.19	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.20	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.