Form 10-Q
period 2011-03-31
MICROSTRATEGY INC
filed 2011-05-05
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 26, 2011 was 8,013,907 and 2,694,362, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$203,143	$174,097
Restricted cash and short-term investments	313	284
Accounts receivable, net	64,094	82,056
Prepaid expenses and other current assets	22,971	26,751
Deferred tax assets, net	19,231	13,670

Total current assets	309,752	296,858

Property and equipment, net	64,516	65,033
Capitalized software development costs, net	11,170	9,059
Deposits and other assets	5,138	5,587
Deferred tax assets, net	2,964	5,029

Total assets	$393,540	$381,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,746	$36,683
Accrued compensation and employee benefits	43,547	60,201
Deferred revenue and advance payments	110,971	89,331
Deferred tax liabilities	190	355

Total current liabilities	190,454	186,570

Deferred revenue and advance payments	8,823	7,878
Other long-term liabilities	40,594	37,946

Total liabilities	239,871	232,394

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,418 shares issued and 8,013 shares outstanding, and 14,351 shares issued and 7,947 shares outstanding, respectively	14	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,694 shares issued and outstanding	3	3
Additional paid-in capital	458,715	455,374
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,433)	(1,455)
Retained earnings	171,554	170,420

Total Stockholders’ Equity	153,669	149,172

Total Liabilities and Stockholders’ Equity	$393,540	$381,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues:
Product licenses	$27,380	$17,954
Product support and other services	94,649	75,436

Total revenues	122,029	93,390

Cost of revenues:
Product licenses	1,908	1,915
Product support and other services	31,253	19,709

Total cost of revenues	33,161	21,624

Gross profit	88,868	71,766

Operating expenses:
Sales and marketing	51,511	33,387
Research and development	12,998	12,331
General and administrative	23,281	18,460

Total operating expenses	87,790	64,178

Income from operations before financing and other income and income taxes	1,078	7,588

Financing and other (expense) income:
Interest income, net	82	102
Other (expense) income, net	(631)	2,849

Total financing and other (expense) income	(549)	2,951

Income from operations before income taxes	529	10,539
(Benefit) provision for income taxes	(605)	3,638

Net Income	$1,134	$6,901

Basic earnings per share (1)	$0.11	$0.58

Weighted average shares outstanding used in computing basic earnings per share	10,671	11,890

Diluted earnings per share (1)	$0.10	$0.56

Weighted average shares outstanding used in computing diluted earnings per share	11,045	12,303

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$1,134	$6,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,618	3,182
Bad debt expense	816	691
Deferred taxes	(1,723)	1,162
Excess tax benefits from stock-based payment arrangements	(1,852)	(12)
Changes in operating assets and liabilities:
Accounts receivable	18,802	11,185
Prepaid expenses and other current assets	3,273	(2,473)
Deposits and other assets	542	781
Accounts payable and accrued expenses	(1,637)	(4,435)
Accrued compensation and employee benefits	(17,707)	(15,276)
Deferred revenue and advance payments	20,298	20,293
Other long-term liabilities	2,644	2,878

Net cash provided by operating activities	28,208	24,877

Investing activities:
Purchases of property and equipment	(4,326)	(1,411)
Capitalized software development costs	(3,776)	—
Insurance proceeds	3,620	—
(Increase) decrease in restricted cash and investments	(18)	275

Net cash used in investing activities	(4,500)	(1,136)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,490	60
Excess tax benefits from stock-based payment arrangements	1,852	12
Purchases of treasury stock	—	(14,553)

Net cash provided by (used in) financing activities	3,342	(14,481)
Effect of foreign exchange rate changes on cash and cash equivalents	1,996	(2,167)

Net increase in cash and cash equivalents	29,046	7,093
Cash and cash equivalents, beginning of period	174,097	224,769

Cash and cash equivalents, end of period	$203,143	$231,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the consolidated balance sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2010, which was audited, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by the Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition.

(2) Fair Value of Financial Instruments

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

(3) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2011	2010
Billed and billable	$129,165	$163,939
Less: unpaid deferred revenue	(60,125)	(77,063)

	69,040	86,876
Less: allowance for doubtful accounts	(4,946)	(4,820)

Accounts receivable, net	$64,094	$82,056

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2011	2010
Current:
Deferred product licenses revenue	$13,081	$13,881
Deferred product support revenue	136,795	129,766
Deferred other services revenue	17,604	18,136

Gross current deferred revenue	167,480	161,783
Less: unpaid deferred revenue	(56,509)	(72,452)

Net current deferred revenue	$110,971	$89,331

Non-current:
Deferred product licenses revenue	$4,219	$3,732
Deferred product support revenue	7,916	8,436
Deferred other services revenue	304	321

Gross non-current deferred revenue	12,439	12,489
Less: unpaid deferred revenue	(3,616)	(4,611)

Net non-current deferred revenue	$8,823	$7,878

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(5) Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as its new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010, the Company entered into an amendment to the lease pursuant to which it leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The lease, as amended, includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease expires in December 2020. At March 31, 2011 and December 31, 2010, deferred rent of $22.6 million and $22.1 million, respectively, is included in other long-term liabilities and $0.9 million and $0.2 million, respectively, is included in current accrued expenses.

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery to enjoin DAS from proceeding with any attempt to enforce the ’842 Patent against the Company in light of representations, warranties and releases made in connection with the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint. The outcome of this litigation is not presently determinable.

As of December 31, 2010, the Company recorded a $3.6 million impairment charge for the estimated loss of property and equipment related to the Company’s corporate aircraft. The $3.6 million estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. During the first quarter of 2011, the initial damage assessments were refined, raising the minimum damage estimate by approximately $2.9 million and, accordingly, the Company recorded an additional impairment charge of $2.9 million during the three months ended March 31, 2011, for a total estimated loss of $6.5 million related to the Company’s corporate aircraft.

However, the estimated damage to the aircraft could be as much as $46.0 million, the carrying value that was reflected on the Company’s balance sheet at March 31, 2011 prior to any impairment. Since the Company does not believe that any amount within the range of $6.5 million to $46.0 million is a better estimate at this time than any other amount within such range, the Company has recorded the minimum of the range. As the inspection and damage assessment process continues, additional information may become available that would enable the Company to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date. In January 2011, the Company received a $3.6 million payment under the insurance policy which represented the minimum damage amount estimated with respect to the aircraft at that time. During the three months ended March 31, 2011, the Company recorded an additional $2.9 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly has not recorded an indemnification liability on its balance sheets as of March 31, 2011 or December 31, 2010.

(6) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2011, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

(7) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2000; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ended in 2000 and forward that were used in later tax years. The Company is currently under tax examination in Germany.

As of March 31, 2011, the Company has recorded uncertain income tax positions of $16.5 million, which are primarily recorded in other long-term liabilities. If recognized, $15.5 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits is expected to increase by approximately $0.5 million for additional accrued interest. As of March 31, 2011, the amount of accrued interest expense on unrecognized income tax benefits was approximately $0.5 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2011	2010
Net deferred tax assets	$24,844	$21,054
Valuation allowance	(2,839)	(2,710)

Deferred tax assets, net of valuation allowance	$22,005	$18,344

The valuation allowance as of March 31, 2011 and December 31, 2010 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2011 and applied that rate to its income before income taxes in determining its benefit for income taxes for the three months ended March 31, 2011. The Company also records discrete items in each respective period as appropriate. For the three months ended March 31, 2011, the Company recorded a benefit for income taxes from operations of $0.6 million that resulted in an effective tax rate of negative 114.4%, as compared to a provision for income taxes from operations of $3.6 million for the three months ended March 31, 2010 that resulted in an effective tax rate of positive 34.5% for the three months ended March 31, 2010. The lower effective tax rate for the three months ended March 31, 2011 was primarily attributable to a decrease in income from operations before income taxes, stronger results outside the U.S., a favorable settlement with the U.K. tax authority and a discrete benefit recorded due to tax return to provision adjustments.

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

In determining the Company’s benefit or provision for income taxes, net deferred tax assets, liabilities and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock, but no shares are currently authorized for additional awards under the plans. All stock options granted under the Company’s stock plans have terms of five to ten years and are fully vested. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1.5 million shares of the class A common stock of Angel.com, representing 10.7% of the outstanding equity of Angel.com on a fully diluted basis as of March 31, 2011. During the three months ended March 31, 2011 and 2010, Angel.com did not grant any options to purchase shares of class A common stock of Angel.com. There were 0.3 million shares of class A common stock of Angel.com authorized for additional option grants as of March 31, 2011.

There was no share-based compensation expense for the three months ended March 31, 2011 and 2010.

(9) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Net income	$1,134	$6,901
Foreign currency translation adjustment	25	(791)
Unrealized loss on short-term investments, net of applicable taxes	(3)	(1)

Comprehensive income	$1,156	$6,109

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options are computed using the treasury stock method.

(11) Segment Information

The Company manages its business in two operating segments – core business intelligence software and services, and other. The operating segment “other” consists of the Company’s Angel.com business, which provides interactive voice response and call center solutions. The following table presents total revenues and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	Core Business Intelligence Software and Services			Other	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions	Domestic
Three months ended March 31, 2011
Total revenues	$65,354	$35,629	$14,246	$6,800	$122,029
Long-lived assets	71,673	4,662	2,948	1,541	$80,824
Three months ended March 31, 2010
Total revenues	$52,565	$27,577	$9,150	$4,098	$93,390
Long-lived assets	63,055	2,743	2,008	1,131	$68,937

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2011 and 2010, no individual foreign country accounted for 10% or more of total consolidated revenues.

As of March 31, 2011 and 2010, no more than 10% of the Company’s consolidated assets were concentrated in any individual foreign country. For the three months ended March 31, 2011 and 2010, no individual customer accounted for 10% or more of total consolidated revenues.

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

Overview

We are a worldwide provider of business intelligence (BI) software that enables companies to analyze the data stored across their enterprises to make better business decisions. MicroStrategy’s business intelligence software platform delivers actionable information to business users via the web and mobile devices, including the iPad®, iPhone®, and BlackBerry®. MicroStrategy facilitates customer BI solutions utilizing MicroStrategy software with a comprehensive offering of consulting, education, technical support, and technical advisory services for our customers and strategic partners.

The MicroStrategy 9TM software platform enables users to query and analyze the most detailed, transaction-level databases, turning data into business intelligence and delivering reports and information dashboards about the users’ business performance. MicroStrategy 9 can be used by companies to provide their employees with information to make data-driven business and management decisions. By integrating information from across the enterprise, solutions built on the MicroStrategy platform are designed to give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers by providing insights used to manage inventory levels, analyze supply chains, and track vendor performance.

Our core BI business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 9 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

For the three months ended March 31, 2011 and 2010, we operated one non-core business, Angel.com, a provider of interactive voice response and call center solutions.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2011 and 2010:

	Core BI Business		Angel.com		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010

Revenues
Product licenses	$27,380	$17,954	$—	$—	$27,380	$17,954
Product support and other services	87,849	71,338	—	—	87,849	71,338
Angel.com services	—	—	6,800	4,098	6,800	4,098

Total revenues	115,229	89,292	6,800	4,098	122,029	93,390

Cost of revenues
Product licenses	1,908	1,915	—	—	1,908	1,915
Product support and other services	28,498	18,155	—	—	28,498	18,155
Angel.com services	—	—	2,755	1,554	2,755	1,554

Total cost of revenues	30,406	20,070	2,755	1,554	33,161	21,624

Gross profit	84,823	69,222	4,045	2,544	88,868	71,766

Operating expenses
Sales and marketing	48,575	31,887	2,936	1,500	51,511	33,387
Research and development	11,994	11,658	1,004	673	12,998	12,331
General and administrative	22,539	17,946	742	514	23,281	18,460

Total operating expenses	83,108	61,491	4,682	2,687	87,790	64,178

Income (loss) from operations before financing and other income and income taxes	$1,715	$7,731	$(637)	$(143)	$1,078	$7,588

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

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	focusing our sales and marketing activities to create brand awareness in an effort to obtain new customer relationships, as well as to expand and strengthen our existing customer base;

•

operating a “High Performance and Scalability Lab”, creating a dedicated Performance Engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes; and

•	continuing our investment in recruiting and hiring engineering talent.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation and continuous improvement.

As of March 31, 2011, we had a total of 2,718 employees, of whom 1,410 were based in the United States and 1,308 were based internationally. Of our 2,718 employees, 844 were engaged in sales and marketing, 541 in research and development, 912 in technical support, consulting, and education services, and 421 in finance, administration, and corporate operations.

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. Additionally, the lease, as amended, includes tenant incentives and allowances that we may use for leasehold improvements. Notwithstanding the rent abatements, we are recognizing lease expense ratably over the term of the lease. As we continued to pay rent and recognize lease expense on our former corporate headquarters through October 2010, we incurred a non-recurring increase in operating expenses of approximately $0.6 million during the three months ended March 31, 2010.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies, and valuation of net deferred tax assets, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

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

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies in which, in each case, there have been no significant changes since December 31, 2010, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended March 31,
	2011	2010

International product licenses revenues	$397	$567
International product support revenues	434	1,685
International other services revenues	345	621

Cost of product support revenues	32	69
Cost of other services revenues	179	647
Sales and marketing expenses	641	1,159
General and administrative expenses	137	344

For example, if there had been no change to foreign currency exchange rates from 2010 to 2011, international product licenses revenues would have been $12.5 million rather than $12.9 million for the three months ended March 31, 2011. If there had been no change to foreign currency exchange rates from 2010 to 2011, sales and marketing expenses for our core BI business would have been $48.0 million rather than $48.6 million for the three months ended March 31, 2011.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2011	2010	Change
Product Licenses Revenues:
Domestic	$14,467	$9,986	44.9%
International	12,913	7,968	62.1%

Total product licenses revenues	$27,380	$17,954	52.5%

The following table sets forth a summary, grouped by size, of the number of recognized product license transactions for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	2	0
Between $0.5 million and $1.0 million in licenses revenue recognized	5	2

Total	7	2

Domestic:
More than $1.0 million in licenses revenue recognized	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	4	2

Total	5	2

International:
More than $1.0 million in licenses revenue recognized	1	0
Between $0.5 million and $1.0 million in licenses revenue recognized	1	0

Total	2	0

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended March 31,
			%
	2011	2010	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
More than $1.0 million in licenses revenue recognized	$2,686	$—	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	3,384	1,538	120.0%
Less than $0.5 million in licenses revenue recognized	21,310	16,416	29.8%

Total	27,380	17,954	52.5%

Domestic:
More than $1.0 million in licenses revenue recognized	1,560	—	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	2,613	1,538	69.9%
Less than $0.5 million in licenses revenue recognized	10,294	8,448	21.9%

Total	14,467	9,986	44.9%

International:
More than $1.0 million in licenses revenue recognized	1,126	—	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	771	—	n/a
Less than $0.5 million in licenses revenue recognized	11,016	7,968	38.3%

Total	$12,913	$7,968	62.1%

For the three months ended March 31, 2011 and 2010, product licenses transactions with at least $0.5 million in recognized revenue represented 22.2% and 8.6%, respectively, of our product licenses revenues. For the three months ended March 31, 2011, our top three product licenses transactions totaled $3.5 million in recognized revenue, or 12.6% of total product licenses revenues, as compared to $2.0 million, or 11.3% of total product licenses revenues, for the three months ended March 31, 2010.

Product licenses revenues increased 52.5% for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of domestic and international transactions with recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues increased 44.9% for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue, which accounted for an increase of $1.8 million in recognized revenue, as compared to the same period in the prior year. Additionally, for the three months ended March 31, 2011, recognized revenue from domestic product licenses transactions with more than $0.5 million in recognized revenue increased by $2.7 million in the aggregate, as compared to the same period in the prior year.

International product licenses revenues. International product licenses revenues increased 62.1% for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $0.5 million in recognized revenue, which accounted for an increase of $3.0 million in recognized revenue, as compared to the same period in the prior year. Additionally, for the three months ended March 31, 2011, recognized revenue from international product licenses transactions with more than $0.5 million in recognized revenue increased by $1.9 million in the aggregate, as compared to the same period in the prior year.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2011	2010	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$32,369	$28,888	12.0%
International	24,231	21,101	14.8%

Total product support revenues	56,600	49,989	13.2%

Consulting	27,035	17,726	52.5%
Education	4,214	3,623	16.3%

Total product support and other services revenues	$87,849	$71,338	23.1%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to a 9.6% increase in the number of technical support contracts, which accounted for an increase of $4.8 million in recognized revenue, as compared to the same period in the prior year.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and the percentage change in Angel.com revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2011	2010	Change

Angel.com services	6,800	4,098	65.9%

Angel.com services revenues increased $2.7 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to various factors, with $2.3 million of the increase attributable to increased usage of Angel.com’s interactive voice response services and $0.4 million of the increase attributable to an increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2011	2010	Change
Cost of Revenues:
Product licenses	$1,908	$1,915	-0.4%
Product support	3,424	2,805	22.1%
Consulting	22,886	13,638	67.8%
Education	2,188	1,712	27.8%
Angel.com services	2,755	1,554	77.3%

Total cost of revenues	$33,161	$21,624	53.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues remained essentially flat for the three months ended March 31, 2011, as compared to the same period in the prior year. We expect to amortize the remaining balance of $5.8 million of capitalized software development costs related to the development of our MicroStrategy 9 software as of March 31, 2011 ratably over the remaining 12 month amortization period. We expect to amortize the remaining balance of $3.8 million of capitalized software development costs related to the development of our MicroStrategy 9.2 software as of March 31, 2011 ratably over the remaining 36 month amortization period. We expect to amortize the remaining balance of $1.6 million of capitalized software development costs related to the development of MicroStrategy MobileTM as of March 31, 2011 ratably over the remaining 27 month amortization period.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily due to an increase in staffing levels to support an expanding customer base. Product support headcount increased 19.8% to 145 at March 31, 2011 from 121 at March 31, 2010.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $9.2 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to various factors, with $7.2 million of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, $1.2 million of the increase attributable to an increase in travel and entertainment expenditures and $0.6 million of the increase attributable to an increase in facility and other related support costs. Consulting headcount increased 53.1% to 686 at March 31, 2011 from 448 at March 31, 2010.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.5 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to various factors, with $0.3 million of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, $0.1 million of the increase attributable to an increase in travel and entertainment expenditures and $0.1 million of the increase attributable to an increase in facility and other related support costs, partially offset by a decrease in the usage of billable subcontractors. Education headcount increased 8.2% to 53 at March 31, 2011 from 49 at March 31, 2010.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily due to an increase in staffing levels as well as an increase in hosting and related costs to support an increased customer base. Angel.com consulting and technical support headcount increased 47.4% to 28 at March 31, 2011 from 19 at March 31, 2010.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and percentage changes in these expenses for the periods indicated:

	Three Months Ended
	March 31,		%
	2011	2010	Change

Sales and marketing	$48,575	$31,887	52.3%
General and administrative	22,539	17,946	25.6%

Total	$71,114	$49,833	42.7%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs and promotional events, such as trade shows, seminars and technical conferences.

Sales and marketing expenses increased $16.7 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to various factors, with $12.7 million of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, $1.9 million of the increase attributable to an increase in travel and entertainment expenditures, $1.1 million of the increase attributable to an increase in facility and other related support costs and $0.9 million of the increase attributable to an increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile™ for the iPhone and iPad. Sales and marketing headcount increased 32.3% to 787 at March 31, 2011 from 595 at March 31, 2010.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems and administrative departments, as well as third-party consulting, legal and other professional fees.

General and administrative expenses increased $4.6 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to various factors, with $1.9 million of the increase attributable to an increase in compensation and related costs due to an increase in staffing levels, $1.2 million of the increase attributable to an increase in consulting and advisory costs, $0.7 million of the increase attributable to operating costs of our leased fractional interest in a corporate aircraft and $0.7 million of the increase attributable to an increase in recruiting costs related to our initiative to increase our staffing levels partially offset by a $0.3 million decrease in facility and other related support costs primarily attributable to the increased rent expense incurred during the three months ended March 31, 2010 for carrying two headquarters leases. General and administrative headcount increased 22.0% to 416 at March 31, 2011 from 341 at March 31, 2010.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended March 31,		%
	2011	2010	Change

Sales and marketing	$2,936	$1,500	95.7%
General and administrative	742	514	44.4%

Total	$3,678	$2,014	82.6%

The increase in Angel.com sales and marketing expenses for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily attributable to increases in compensation and related costs associated with an increase in staffing levels to assist in expanding the Angel.com customer base and an increase in travel and entertainment expenditures. Angel.com sales and marketing headcount increased 137.5% to 57 at March 31, 2011 from 24 at March 31, 2010. The increase in Angel.com general and administrative expenses for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily attributable to an increase in recruiting costs. Angel.com general and administrative headcount increased to 5 at March 31, 2011 from 4 at March 31, 2010.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for these expenses during the periods indicated:

	Three Months Ended March 31,		%
	2011	2010	Change

Gross research and development expenses:
Core research and development activities	$15,770	$11,658	35.3%
Angel.com research and development activities	1,004	673	49.2%

Total research and development expenses before capitalized software development costs	16,774	12,331	36.0%
Capitalized software development costs	(3,776)	—	n/a

Total research and development expenses	$12,998	$12,331	5.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,665	$1,707	-2.5%

Research and development expenses, before capitalization of software development costs, increased $4.4 million, or 36.0%, for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily due to an increase in staffing levels. During the three months ended March 31, 2011, we capitalized $3.8 million in costs associated with the development of our MicroStrategy 9.2 software, while no software development costs were capitalized in the same period in the prior year. Research and development headcount increased 39.4% to 541 at March 31, 2011 from 388 at March 31, 2010.

As of March 31, 2011, our research and development resources were allocated to the following projects: 78.1% to MicroStrategy 9.2, including MicroStrategy Mobile, and 21.9% to other research and development, including new product initiatives, our Angel.com business and internal information technology initiatives.

Provision for Income Taxes. For the three months ended March 31, 2011, we recorded a benefit for income taxes from operations of $0.6 million that resulted in an effective tax rate of negative 114.4%, as compared to a provision for income taxes from operations of $3.6 million for the three months ended March 31, 2010, that resulted in an effective tax rate of positive 34.5% for the three months ended March 31, 2010. The lower effective tax rate for the three months ended March 31, 2011 was primarily attributable to a decrease in income from operations before income taxes, stronger results outside the U.S., a favorable settlement with the U.K. tax authority and a discrete benefit recorded due to tax return to provision adjustments.

As of March 31, 2011, we had U.S. federal net operating loss carryforwards of $5.8 million and foreign net operating loss carryforwards of $7.5 million and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $22.0 million. Also, as of March 31, 2011, we had a valuation allowance of $2.8 million (after-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income for the period ended March 31, 2011 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	March 31, 2011	December 31, 2010
Current:
Deferred product licenses revenue	$13,081	$13,881
Deferred product support revenue	136,795	129,766
Deferred other services revenue	17,604	18,136

Gross current deferred revenue	167,480	161,783
Less: unpaid deferred revenue	(56,509)	(72,452)

Net current deferred revenue	$110,971	$89,331

Non-current:
Deferred product licenses revenue	$4,219	$3,732
Deferred product support revenue	7,916	8,436
Deferred other services revenue	304	321

Gross non-current deferred revenue	12,439	12,489
Less: unpaid deferred revenue	(3,616)	(4,611)

Net non-current deferred revenue	$8,823	$7,878

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The increase in net deferred revenue and advance payments as of March 31, 2011, as compared to December 31, 2010, was primarily attributable to an increase in the number of technical support contracts in our installed customer base.

We expect to recognize approximately $167.5 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2011, we had additional agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2016 totaling approximately $104.6 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and on-going collection of our accounts receivable. On March 31, 2011 and December 31, 2010, we had $203.1 million and $174.1 million, respectively, in cash and cash equivalents. Management believes that existing cash and cash anticipated to be generated by operations will be sufficient to meet working capital requirements and anticipated capital expenditures, including the expenditures set forth in the table below, for at least the next 12 months. Accordingly, we do not currently expect to borrow money to finance our operations.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

We lease office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a new location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010, we entered into an amendment to the lease pursuant to which we have leased an additional 24,000 square feet of office space at the same location. This amendment provides for an abatement of base rent on the additional space until July 2011. The lease, as amended, includes additional tenant incentives and allowances that we may use for leasehold improvements. The term of the lease expires in December 2020. The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2011:

	Twelve Months Ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations:
Operating leases	$19,549	$18,625	$17,595	$15,738	$14,081	$57,689	$143,277

Total	$19,549	$18,625	$17,595	$15,738	$14,081	$57,689	$143,277

As of March 31, 2011, we had $16.5 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $28.2 million and $24.9 million for the three months ended March 31, 2011 and 2010, respectively. The major components of net cash provided by operating activities for the three months ended March 31, 2011 were a $20.3 million increase in deferred revenue and advance payments, an $18.8 million decrease in accounts receivable, $3.6 million of non-cash depreciation and amortization charges, a $3.3 million decrease in prepaid expenses and other current assets, a $2.6 million increase in other long-term liabilities, $1.1 million of net income and a $0.8 million increase in bad debt expense, partially offset by a $17.7 million decrease in accrued compensation and employee benefits, a $1.9 million increase in excess tax benefits from stock-based payment arrangements, a $1.7 million increase in deferred taxes and a $1.6 million decrease in accounts payable and accrued expenses. The increase in net cash provided by operating activities for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily attributable to a $7.6 million decrease in accounts receivable, a $5.7 million decrease in prepaid expenses and other current assets and a $2.8 million increase in accounts payable and accrued expenses, partially offset by a $5.8 million decrease in net income, a $2.9 million increase in deferred taxes, a $2.4 million decrease in accrued compensation and employee benefits and a $1.8 million increase in excess tax benefits from stock-based payment arrangements.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.5 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The major components of net cash used in investing activities for the three months ended March 31, 2011 consisted of $4.3 million of purchases of property and equipment and $3.8 million of capitalized software development costs, partially offset by the receipt of $3.6 million of insurance proceeds related to our corporate aircraft. The increase in net cash used in investing activities for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily attributable to a $2.9 million increase in purchases of property and equipment and a $3.8 million increase in capitalized software development costs, partially offset by the receipt of $3.6 million of insurance proceeds related to our corporate aircraft.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2011. Net cash used in financing activities was $14.5 million for the three months ended March 31, 2010. The increase in net cash provided by financing activities for the three months ended March 31, 2011, as compared to the same period in the prior year, was primarily attributable to a decrease in purchases of treasury stock of $14.6 million for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements. As of March 31, 2011, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2011, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 40.9% and 39.3% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2011 and 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.9% and 0.5%, respectively. The increase in exposure as of March 31, 2011 was primarily due to our increase of cash balances in non-U.S. dollar based bank accounts. If average exchange rates during the three months ended March 31, 2011 had changed unfavorably by 10%, as compared to the same period in the prior year, our revenues for the three months ended March 31, 2011 would have decreased by 3.4%. During the three months ended March 31, 2011, our revenues increased 1.0% as a result of a 2.8% favorable change in average exchange rates, as compared to the same period in the prior year.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claims against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. Discovery is ongoing. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 14, 2010, we sent a second proof of loss statement to the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint. The outcome of this litigation is not presently determinable.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our quarterly operating results, revenues and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

For a number of reasons, including those described below, our operating results, revenues, and expenses have in the past varied and may in the future vary significantly from quarter to quarter. These fluctuations could have an adverse effect on the market price of our class A common stock.

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume, and execution of significant orders and shipments;

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

The trading price of our class A common stock has been and may continue to be volatile

The trading price of our class A common stock historically has been volatile and may continue to be volatile. The trading price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•

announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales of stock by us or by our stockholders;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

Current economic uncertainties, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant prolonged downturn and remain uncertain. Economic uncertainty makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We cannot predict the timing, strength or duration of any economic slowdown or any subsequent recovery generally, or in the financial services and retail industries in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially and adversely affected.

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications is still evolving. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition would be materially adversely affected.

We face intense competition, which may lead to lower prices for our products, reduced gross margins, loss of market share, and reduced revenue

The markets for business intelligence software, analytical applications, and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products.

MicroStrategy faces competitors in several broad categories, including business intelligence software, analytical processes, query and web-based reporting tools, mobile capabilities, and report delivery. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software, and TIBCO Spotfire. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, or other resources, or greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the business intelligence industry. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their products than we can, such as offering certain business intelligence products free of charge when bundled with other software offerings. Increased competition may lead to price cuts, reduced gross margins, and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results, and financial condition.

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

We depend on revenue from a single suite of products

Our MicroStrategy business intelligence platform and related products account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy business intelligence platform software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products, or other risks described in this document.

If we are unable to develop and release product enhancements and new products to respond to rapid technological change in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products embodying new technologies can quickly make existing products obsolete and unmarketable. We believe that our future success depends largely on three factors:

•	our ability to continue to support a number of popular operating systems and databases;

•	our ability to maintain and improve our current product line; and

•	our ability to rapidly develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

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

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including distraction of management from current business operations, generation of insufficient revenue to offset expenses associated with new initiatives, inadequate return of capital, and other risks that we have not adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect the Company’s financial condition and operating results.

Business disruptions could affect our operating results

A significant portion of our research and development activities and certain other critical business operations are concentrated in a single facility in Northern Virginia. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism, or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

If we are required to further write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of March 31, 2011 includes as part of property and equipment, net, an asset of $39.5 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation, and net of an aggregate $6.5 million impairment charge.

In February 2010, the aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. Inspections and assessments of the aircraft are ongoing to determine the full extent of the damage, including whether the aircraft is repairable at all. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to and including the remaining carrying value of the aircraft. We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. In January 2011, we received a $3.6 million payment under the policy, and as of March 31, 2011 we recorded a $2.9 million receivable for an additional expected insurance recovery. These insurance recovery amounts represent, in the aggregate, our current $6.5 million minimum damage estimate with respect to the aircraft. Litigation with our insurance carriers may determine the amount that is recoverable under our insurance policy and the period in which we may realize any such recovery. If any future aircraft impairment charge is not offset by insurance proceeds of an equivalent amount, or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the three months ended March 31, 2011, transactions by channel partners for which we recognized revenues accounted for 20.4% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our products.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners. There can be no assurance that our strategic channel partners will continue to cooperate with us. In addition, there can be no assurance that actions taken or omitted to be taken by such parties will not adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results, and financial condition could be materially adversely affected.

In addition, we rely on our strategic channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of product licenses transactions sold through to end user customers. If our strategic channel partners do not comply with their contractual obligations to us, our business, results of operations, and financial condition may be materially and adversely affected.

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $179.9 million as of March 31, 2011. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $60.1 million, resulting in net deferred revenue and advance payments of $119.8 million as of March 31, 2011. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2016 totaling $104.6 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three months ended March 31, 2011 and 2010; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes, and to develop and offer mobile application platforms. Similarly, we have increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable, and our business, results of operations, and financial condition may be materially and adversely affected.

As of March 31, 2011, we had $22.2 million of deferred tax assets, net of a $2.8 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.9% and 39.3% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs, export restrictions, and other trade barriers;

•	costs of localizing products;

•	lack of acceptance of localized products;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including labor laws;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 (which is currently scheduled to take effect on July 1, 2011), and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.

These factors may have a material adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which could reduce our revenues

To date, our customers have typically invested substantial time, money, and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely. Implementing our product can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware, and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2011 and 2010, our top three product licenses transactions with recognized revenue totaled $3.5 million and $2.0 million, respectively, or 12.6% and 11.3% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Audits. The U.S. government and state and local governments and agencies routinely investigate and audit government contractors for compliance with a variety of complex laws, regulations, and contract provisions relating to the formation, administration, or performance of government contracts, including provisions governing reports of and remittances of fees based on sales under government contracts, price protection, compliance with socio-economic policies, and other terms that are particular to government contracts. If, as a result of an audit or review, it is determined that we have failed to comply with such laws, regulations, or contract provisions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of foreign governments and agencies. Similar procurement, budgetary, contract, and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could adversely affect our business and results of operations.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman, President and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS, SuSE Linux Enterprise Server, Apple’s iOS, and RIM’s Blackberry OS. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

Software products as complex as ours may contain errors and/or defects. Although we test our products extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation or delays in market acceptance, which could have a material adverse effect upon our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

Our license agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty, and other claims. It is possible, however, that these provisions may not be effective under the laws of certain domestic or international jurisdictions and we may be exposed to product liability, warranty, and other claims. A successful product liability claim against us could have a material adverse effect on our business, operating results, and financial condition.

Changes in laws or regulations relating to privacy or protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business

Aspects of our business involve processing and storing personal data, which is subject to our privacy policies and certain federal, state, and international laws and regulations relating to privacy and data protection. The amount of data that we store for our customers on our servers, including personal data, is increasing. Any systems failure or security breach that results in the release of personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition. Further, any systems failure or security breach that results in the release of personal data, or any failure or perceived failure by us to comply with our privacy policies or applicable laws or regulations relating to privacy or data protection, could result in a loss of customer confidence in us and damage to our brand, which could adversely affect our business.

The interpretation and application of laws and regulations relating to privacy and data protection are currently unsettled both in the U.S. and internationally. These laws and regulations may be interpreted and applied inconsistently from country to country, and these interpretations and applications may be inconsistent with our policies and practices. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand

We rely on a combination of copyright, patent, trade secrets, confidentiality procedures, and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and level of competition in our industry segments grow, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our products;

•	require us to redesign certain of our products using alternative non-infringing technology or practices, which could require significant effort and expense; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition, or cash flows could be adversely affected.

For example, on November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the Court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claims against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. The outcome of this matter is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 26, 2011, holders of our class B common stock owned 2,694,362 shares of class B common stock, or 77.1% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,358,700 shares of class B common stock, or 67.8% of the total voting power, as of April 26, 2011. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or directors of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be adversely affected.

Revenue recognition accounting pronouncements may adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three months ended March 31, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede Executive Vice President, Finance & Chief Financial Officer

Date: May 5, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of 2011 Compensation Arrangements for Named Executive Officers.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans or arrangements.