Form 10-Q
period 2011-06-30
MICROSTRATEGY INC
filed 2011-08-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

51-0323571

(I.R.S. Employer Identification Number)

1850 Towers Crescent Plaza, Tysons Corner, VA

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 27, 2011 was 8,217,394 and 2,492,830, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$193,025	$174,097
Restricted cash and short-term investments	470	284
Accounts receivable, net	70,974	82,056
Prepaid expenses and other current assets	19,314	26,751
Deferred tax assets, net	21,494	13,670

Total current assets	305,277	296,858

Property and equipment, net	78,931	65,033
Capitalized software development costs, net	10,831	9,059
Deposits and other assets	5,668	5,587
Deferred tax assets, net	2,385	5,029

Total assets	$403,092	$381,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,726	$36,683
Accrued compensation and employee benefits	51,941	60,201
Deferred revenue and advance payments	102,323	89,331
Deferred tax liabilities	236	355

Total current liabilities	192,226	186,570

Deferred revenue and advance payments	10,169	7,878
Other long-term liabilities	43,816	37,946
Deferred tax liabilities	385	0

Total liabilities	246,596	232,394

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,622 shares issued and 8,217 shares outstanding, and 14,351 shares issued and 7,947 shares outstanding, respectively	15	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,493 and 2,694 shares issued and outstanding, respectively	2	3
Additional paid-in capital	458,782	455,374
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,558)	(1,455)
Retained earnings	174,439	170,420

Total Stockholders’ Equity	156,496	149,172

Total Liabilities and Stockholders’ Equity	$403,092	$381,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues:
Product licenses	$33,430	$28,930
Product support and other services	104,721	78,607

Total revenues	138,151	107,537

Cost of revenues:
Product licenses	2,322	1,860
Product support and other services	32,221	22,489

Total cost of revenues	34,543	24,349

Gross profit	103,608	83,188

Operating expenses:
Sales and marketing	60,942	39,361
Research and development	16,874	10,812
General and administrative	22,319	18,674

Total operating expenses	100,135	68,847

Income from operations before financing and other income and income taxes	3,473	14,341

Financing and other (expense) income:
Interest income, net	39	15
Other (expense) income, net	(316)	2,144

Total financing and other (expense) income	(277)	2,159

Income from operations before income taxes	3,196	16,500
Provision for income taxes	311	4,882

Net Income	$2,885	$11,618

Basic earnings per share (1)	$0.27	$1.00

Weighted average shares outstanding used in computing basic earnings per share	10,709	11,629

Diluted earnings per share (1)	$0.26	$0.97

Weighted average shares outstanding used in computing diluted earnings per share	11,068	12,029

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues:
Product licenses	$60,810	$46,884
Product support and other services	199,370	154,043

Total revenues	260,180	200,927

Cost of revenues:
Product licenses	4,230	3,775
Product support and other services	63,474	42,198

Total cost of revenues	67,704	45,973

Gross profit	192,476	154,954

Operating expenses:
Sales and marketing	112,453	72,748
Research and development	29,872	23,143
General and administrative	45,600	37,134

Total operating expenses	187,925	133,025

Income from operations before financing and other income and income taxes	4,551	21,929

Financing and other (expense) income:
Interest income, net	121	117
Other (expense) income, net	(947)	4,993

Total financing and other (expense) income	(826)	5,110

Income from operations before income taxes	3,725	27,039
(Benefit) provision for income taxes	(294)	8,520

Net Income	$4,019	$18,519

Basic earnings per share (1)	$0.38	$1.57

Weighted average shares outstanding used in computing basic earnings per share	10,690	11,759

Diluted earnings per share (1)	$0.36	$1.52

Weighted average shares outstanding used in computing diluted earnings per share	11,056	12,165

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Operating activities:
Net income	$4,019	$18,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,851	6,119
Bad debt expense	266	1,648
Deferred taxes	(2,852)	776
Excess tax benefits from stock-based payment arrangements	(1,854)	(12)
Other, net	0	16
Changes in operating assets and liabilities:
Accounts receivable	13,149	(402)
Prepaid expenses and other current assets	5,043	(5,727)
Deposits and other assets	62	(882)
Accounts payable and accrued expenses	(2,106)	(2,564)
Accrued compensation and employee benefits	(9,799)	(5,439)
Deferred revenue and advance payments	11,831	12,606
Other long-term liabilities	5,856	6,724

Net cash provided by operating activities	31,466	31,382

Investing activities:
Purchases of property and equipment	(18,806)	(4,307)
Capitalized software development costs	(5,432)	(2,185)
Insurance proceeds	5,675	0
(Increase) decrease in restricted cash and investments	(167)	223

Net cash used in investing activities	(18,730)	(6,269)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	1,554	111
Excess tax benefits from stock-based payment arrangements	1,854	12
Purchases of treasury stock	0	(41,674)

Net cash provided by (used in) financing activities	3,408	(41,551)
Effect of foreign exchange rate changes on cash and cash equivalents	2,784	(5,649)

Net increase (decrease) in cash and cash equivalents	18,928	(22,087)
Cash and cash equivalents, beginning of period	174,097	224,769

Cash and cash equivalents, end of period	$193,025	$202,682

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

(2) Recent Accounting Standards

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. This standard is effective as of the beginning of a fiscal year that begins after December 15, 2011, which for the Company would be January 1, 2012. The Company is currently evaluating what impact, if any, ASU 2011-05 will have on its consolidated financial position, results of operations or cash flows.

(3) Fair Value of Financial Instruments

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

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30, 2011	December 31, 2010
Billed and billable	$139,532	$163,939
Less: unpaid deferred revenue	(62,622)	(77,063)

	76,910	86,876
Less: allowance for doubtful accounts	(5,936)	(4,820)

Accounts receivable, net	$70,974	$82,056

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30,	December 31,
	2011	2010
Current:
Deferred product licenses revenue	$12,560	$13,881
Deferred product support revenue	132,081	129,766
Deferred other services revenue	14,747	18,136

Gross current deferred revenue and advance payments	159,388	161,783
Less: unpaid deferred revenue	(57,065)	(72,452)

Net current deferred revenue and advance payments	$102,323	$89,331

Non-current:
Deferred product licenses revenue	$5,038	$3,732
Deferred product support revenue	10,370	8,436
Deferred other services revenue	318	321

Gross non-current deferred revenue and advance payments	15,726	12,489
Less: unpaid deferred revenue	(5,557)	(4,611)

Net non-current deferred revenue and advance payments	$10,169	$7,878

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as its new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, the Company entered into amendments to the lease pursuant to which, in each instance, it leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. The lease, as amended, includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. At June 30, 2011 and December 31, 2010, deferred rent of $25.1 million and $22.1 million, respectively, is included in other long-term liabilities and $0.7 million and $0.2 million, respectively, is included in current accrued expenses.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In February 2010, the Company’s corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to USAU Group and the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint. At a scheduling conference held on May 12, 2011, the Court set a trial date of February 6, 2012. The outcome of this litigation is not presently determinable.

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

However, the estimated damage to the aircraft could be as much as $45.8 million, the carrying value that was reflected on the Company’s balance sheet at June 30, 2011 prior to any impairment. Since the Company does not believe that any amount within the range of $6.5 million to $45.8 million is a better estimate at this time than any other amount within such range, the Company has recorded the minimum of the range. As the inspection and damage assessment process continues, additional information may become available that would enable the Company to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date, which was received in full in the first quarter of 2011. During the three months ended March 31, 2011, the Company recorded an additional $2.9 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date, of which $2.1 million was received during the second quarter of 2011.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly has not recorded an indemnification liability on its balance sheets as of June 30, 2011 or December 31, 2010.

(7) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three and six months ended June 30, 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2011, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

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

As of June 30, 2011, the Company has recorded uncertain income tax positions of $16.7 million, which are primarily recorded in other long-term liabilities. If recognized, $15.6 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits is expected to increase by approximately $0.5 million for additional accrued interest. As of June 30, 2011, the amount of accrued interest expense on unrecognized income tax benefits was approximately $0.7 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30,	December 31,
	2011	2010
Net deferred tax assets	$26,212	$21,054
Valuation allowance	(2,954)	(2,710)

Deferred tax assets, net of valuation allowance	$23,258	$18,344

The valuation allowance as of June 30, 2011 and December 31, 2010 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2011 and applied that rate to its income from operations before income taxes in determining its benefit for income taxes for the six months ended June 30, 2011. The Company also records discrete items in each respective period as appropriate. For the six months ended June 30, 2011, the Company recorded a benefit for income taxes from operations of $0.3 million that resulted in an effective tax rate of negative 7.9%, as compared to a provision for income taxes from operations of $8.5 million for the six months ended June 30, 2010 that resulted in an effective tax rate of positive 31.5% for the six months ended June 30, 2010. The lower effective tax rate for the six months ended June 30, 2011 was primarily due to a decrease in income from operations before income taxes, stronger results outside the U.S. where the Company’s effective tax rate is significantly lower than its U.S. effective tax rate, a favorable settlement with the U.K. tax authority, and a discrete benefit recorded due to tax return to provision adjustments.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $31.2 million and $33.1 million, respectively, and by non-U.S. entities was $161.8 million and $141.0 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings which amounted to $140.4 million at December 31, 2010, less applicable foreign tax credits. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%.

In determining the Company’s benefit or provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

(9) Share-Based Compensation

The Company has share-based compensation plans under which directors, officers, employees, and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock, but no shares are currently authorized for additional awards under the plans. All stock options granted under the Company’s stock plans have terms of five to ten years and are fully vested. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards, and other awards with respect to, in the aggregate, up to 1.5 million shares of the class A common stock of Angel.com, representing 10.7% of the outstanding equity of Angel.com on a fully diluted basis as of June 30, 2011. During the six months ended June 30, 2011 and 2010, Angel.com did not grant any options to purchase shares of class A common stock of Angel.com. There were 0.3 million shares of class A common stock of Angel.com authorized for additional option grants as of June 30, 2011.

There was no share-based compensation expense for the six months ended June 30, 2011 and 2010.

(10) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,885	$11,618	$4,019	$18,519
Foreign currency translation adjustment	(125)	(1,121)	(100)	(1,912)
Unrealized gain (loss) on short-term investments, net of applicable taxes	1	(6)	(2)	(7)

Comprehensive income	$2,761	$10,491	$3,917	$16,600

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

(12) Segment Information

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

	Core Business Intelligence Software and Services			Other	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions	Domestic
Three months ended June 30, 2011
Total revenues	$71,954	$47,552	$12,641	$6,004	$138,151
Long-lived assets	82,614	7,627	3,448	1,741	95,430
Three months ended June 30, 2010
Total revenues	$63,915	$29,032	$10,510	$4,080	$107,537
Long-lived assets	69,250	2,812	1,968	1,296	$75,326
Six months ended June 30, 2011
Total revenues	$137,308	$83,181	$26,887	$12,804	$260,180
Long-lived assets	82,614	7,627	3,448	1,741	95,430
Six months ended June 30, 2010
Total revenues	$116,480	$56,608	$19,661	$8,178	$200,927
Long-lived assets	69,250	2,812	1,968	1,296	$75,326

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2011 and 2010, no individual foreign country accounted for 10% or more of total consolidated revenues.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2011 and 2010, no more than 10% of the Company’s consolidated assets were concentrated in any individual foreign country. For the three and six months ended June 30, 2011 and 2010, no individual customer accounted for 10% or more of total consolidated revenues.

(13) Subsequent Events

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, web surveys and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million. The Company plans to record this amount as a gain on investments in the Company’s operating results for the quarter ending September 30, 2011. As of the date of the July 2011 sale transaction, Sanju K. Bansal, the Vice Chairman of the Board of Directors of the Company and the Company’s Executive Vice President and Chief Operating Officer, held an equity interest of approximately 10% of the total outstanding equity interests of the Investee and was a member of the board of directors of the Investee.

In July 2011, the Company entered into an arrangement to lease a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator, for a three-year period, with the Company having the right to terminate the lease after the first year. Management estimates the costs of the lease arrangement for a one-year period will be approximately $4.2 million.

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

Overview

We are a worldwide provider of business intelligence (BI) software that enables companies to analyze the data stored across or derived from their enterprises to make better business decisions. MicroStrategy’s business intelligence software platform delivers actionable information to business users via the web and mobile devices, including the iPad®, iPhone®, and BlackBerry®. MicroStrategy facilitates customer BI solutions utilizing MicroStrategy® software with a comprehensive offering of consulting, education, technical support, and technical advisory services for our customers and strategic partners.

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

Our core BI business derives its revenues from product licenses and product support and other services. Product licenses revenues are derived from the sale of software licenses for our MicroStrategy 9 business intelligence platform and related products. We license our software to end users through our direct sales organization and through indirect sales channels, such as resellers, systems integrators, and original equipment manufacturers, or OEMs. Our arrangements with customers typically include: (a) an end user license fee paid for the use of our products in perpetuity or over a specified term; (b) an annual maintenance agreement that provides for software updates and upgrades and technical support for an annual fee; and (c) a services work order for implementation, consulting and training, generally for a fee determined on a time-and-materials basis or, in certain circumstances, a fixed-fee.

In July 2011, we announced the general availability of MicroStrategy 9.2.1 and MicroStrategy CloudTM, and introduced two new social media technologies, Gateway for Facebook and Alert. These innovative technologies are designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace.

MicroStrategy 9.2.1, the latest release of the MicroStrategy Business Intelligence PlatformTM, features a new product, MicroStrategy Transaction ServicesTM, which allows users to initiate actions and transactions from a mobile device. MicroStrategy Transaction Services helps companies increase the speed and productivity of their businesses by building mobile applications that connect to back-end transactional systems and databases.

MicroStrategy Cloud, a cloud-based platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile and social media applications.

Gateway for Facebook is a new cloud-based service that can interconnect enterprise IT environments and enterprise applications with the Facebook social graph.

Alert is a mobile Facebook application that gives Facebook users a new way to follow all of their favorite celebrity and brand Facebook pages. Alert presents users with a consolidated view of the news, events, photos, and videos from their favorite pages, while allowing users to organize those pages into customized groups.

For the six months ended June 30, 2011 and 2010, we operated one non-core business, Angel.com, a provider of interactive voice response and call center solutions.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2011 and 2010:

	Core BI Business		Angel.com		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010

Revenues
Product licenses	$33,430	$28,930	$0	$0	$33,430	$28,930
Product support and other services	98,717	74,527	0	0	98,717	74,527
Angel.com services	0	0	6,004	4,080	6,004	4,080

Total revenues	132,147	103,457	6,004	4,080	138,151	107,537

Cost of revenues
Product licenses	2,322	1,860	0	0	2,322	1,860
Product support and other services	29,409	20,399	0	0	29,409	20,399
Angel.com services	0	0	2,812	2,090	2,812	2,090

Total cost of revenues	31,731	22,259	2,812	2,090	34,543	24,349

Gross profit	100,416	81,198	3,192	1,990	103,608	83,188

Operating expenses
Sales and marketing	57,807	37,776	3,135	1,585	60,942	39,361
Research and development	15,779	9,985	1,095	827	16,874	10,812
General and administrative	21,617	18,246	702	428	22,319	18,674

Total operating expenses	95,203	66,007	4,932	2,840	100,135	68,847

Income (loss) from operations before financing and other income and income taxes	$5,213	$15,191	$(1,740)	$(850)	$3,473	$14,341

	Core BI Business		Angel.com		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010

Revenues
Product licenses	$60,810	$46,884	$0	$0	$60,810	$46,884
Product support and other services	186,566	145,865	0	0	186,566	145,865
Angel.com services	0	0	12,804	8,178	12,804	8,178

Total revenues	247,376	192,749	12,804	8,178	260,180	200,927

Cost of revenues
Product licenses	4,230	3,775	0	0	4,230	3,775
Product support and other services	57,907	38,554	0	0	57,907	38,554
Angel.com services	0	0	5,567	3,644	5,567	3,644

Total cost of revenues	62,137	42,329	5,567	3,644	67,704	45,973

Gross profit	185,239	150,420	7,237	4,534	192,476	154,954

Operating expenses
Sales and marketing	106,382	69,663	6,071	3,085	112,453	72,748
Research and development	27,773	21,643	2,099	1,500	29,872	23,143
General and administrative	44,156	36,192	1,444	942	45,600	37,134

Total operating expenses	178,311	127,498	9,614	5,527	187,925	133,025

Income (loss) from operations before financing and other income and income taxes	$6,928	$22,922	$(2,377)	$(993)	$4,551	$21,929

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell product offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and challenges for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the challenge that we may not be able to penetrate accounts that a competitor has penetrated or in which a competitor is the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM, and SAP, have incorporated business intelligence capabilities into their product suites. As a result, our products need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform and products.

To address these opportunities and challenges, we are implementing a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “dynamic enterprise dashboards” to our interfaces and transactional services features that connect to back-end transactional systems and databases;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social media technologies, such as Gateway for Facebook and Alert;

•	focusing our sales and marketing activities to create brand awareness in an effort to obtain new customer relationships, as well as to expand and strengthen our existing customer base;

•

creating a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes; and

•	continuing our investment in recruiting and hiring engineering talent.

As part of these initiatives, we expect to continue to invest during the remainder of 2011 in our research and development, sales and marketing, and consulting capabilities. As a result, we expect that our cost of revenues and operating expenses will continue to increase during the remainder of 2011, and if our revenues are not sufficient to offset this increase in expenses, we could incur operating losses in the second half of 2011.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of June 30, 2011, we had a total of 2,823 employees, of whom 1,431 were based in the United States and 1,392 were based internationally. Of our 2,823 employees, 873 were engaged in sales and marketing, 627 in research and development, 914 in technical support, consulting, and education services, and 409 in finance, administration, and corporate operations.

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, the Company entered into amendments to the lease pursuant to which, in each instance, it leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. The lease, as amended, includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. Notwithstanding the rent abatements, we are recognizing lease expense ratably over the term of the lease. As we continued to pay rent and recognize lease expense on our former corporate headquarters through October 2010, we incurred a non-recurring increase in operating expenses of approximately $2.0 million during the six months ended June 30, 2010.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies, and valuation of net deferred tax assets, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to software development costs, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

International product licenses revenues	$1,528	$(126)	$1,925	$441
International product support revenues	3,121	(473)	3,555	1,212
International other services revenues	1,891	(154)	2,236	467

Cost of product support revenues	91	8	123	77
Cost of other services revenues	1,367	(36)	1,546	610
Sales and marketing expenses	2,884	(178)	3,525	981
General and administrative expenses	622	(69)	759	274

For example, if there had been no change to foreign currency exchange rates from 2010 to 2011, international product licenses revenues would have been $12.9 million rather than $14.4 million and $25.4 million rather than $27.3 million for the three and six months ended June 30, 2011, respectively. If there had been no change to foreign currency exchange rates from 2010 to 2011, sales and marketing expenses for our core BI business would have been $54.9 million rather than $57.8 million and $102.9 million rather than $106.4 million for the three and six months ended June 30, 2011, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2011 and 2010

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Product Licenses Revenues:
Domestic	$19,002	$19,058	-0.3%	$33,469	$29,044	15.2%
International	14,428	9,872	46.2%	27,341	17,840	53.3%

Total product licenses revenues	$33,430	$28,930	15.6%	$60,810	$46,884	29.7%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	5	3	7	3
Between $0.5 million and $1.0 million in licenses revenue recognized	7	3	12	5

Total	12	6	19	8

Domestic:
More than $1.0 million in licenses revenue recognized	3	3	4	3
Between $0.5 million and $1.0 million in licenses revenue recognized	5	1	9	3

Total	8	4	13	6

International:
More than $1.0 million in licenses revenue recognized	2	0	3	0
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2	3	2

Total	4	2	6	2

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
More than $1.0 million in licenses revenue recognized	$8,793	$6,872	28.0%	$11,479	$6,872	67.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,392	2,050	114.2%	7,776	3,588	116.7%
Less than $0.5 million in licenses revenue recognized	20,245	20,008	1.2%	41,555	36,424	14.1%

Total	33,430	28,930	15.6%	60,810	46,884	29.7%

Domestic:
More than $1.0 million in licenses revenue recognized	4,375	6,872	-36.3%	5,935	6,872	-13.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,212	521	516.5%	5,825	2,059	182.9%
Less than $0.5 million in licenses revenue recognized	11,415	11,665	-2.1%	21,709	20,113	7.9%

Total	19,002	19,058	-0.3%	33,469	29,044	15.2%

International:
More than $1.0 million in licenses revenue recognized	4,418	0	n/a	5,544	0	n/a
Between $0.5 million and $1.0 million in licenses revenue recognized	1,180	1,529	-22.8%	1,951	1,529	27.6%
Less than $0.5 million in licenses revenue recognized	8,830	8,343	5.8%	19,846	16,311	21.7%

Total	$14,428	$9,872	46.2%	$27,341	$17,840	53.3%

For the three months ended June 30, 2011 and 2010, product licenses transactions with more than $0.5 million in recognized revenue represented 39.4% and 30.8%, respectively, of our product licenses revenues. For the six months ended June 30, 2011, our top three product licenses transactions totaled $6.7 million in recognized revenue, or 10.9% of total product licenses revenues, as compared to $6.9 million, or 14.7% of total product licenses revenues, for the six months ended June 30, 2010.

Product licenses revenues increased $4.5 million and $13.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of domestic and international transactions with more than $0.5 million in recognized revenue.

Domestic product licenses revenues. Domestic product licenses revenues remained flat for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, offset by a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue.

Domestic product licenses revenues increased 15.2% for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

International product licenses revenues. International product licenses revenues increased 46.2% for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue and favorable changes in foreign currency exchange rates.

International product licenses revenues increased 53.3% for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue, an increase in the average deal size of transactions with less than $0.5 million in recognized revenue, and favorable changes in foreign currency exchange rates.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$33,632	$30,045	11.9%	$66,001	$58,933	12.0%
International	28,446	21,208	34.1%	52,677	42,309	24.5%

Total product support revenues	62,078	51,253	21.1%	118,678	101,242	17.2%

Consulting	31,820	19,066	66.9%	58,855	36,792	60.0%
Education	4,819	4,208	14.5%	9,033	7,831	15.3%

Total product support and other services revenues	$98,717	$74,527	32.5%	$186,566	$145,865	27.9%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, primarily due to an 11.7% and 11.6% increase, respectively, in the number of technical support contracts, which accounted for an increase of $6.0 million and $11.7 million, respectively, in recognized revenue, and favorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, primarily due to an increase in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and the percentage changes in Angel.com revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Angel.com services	$6,004	$4,080	47.2%	$12,804	$8,178	56.6%

Angel.com services revenues increased $1.9 million for the three months ended June 30, 2011, as compared to the same period in the prior year, due to a $1.3 million increase in the usage of Angel.com’s interactive voice response services and a $0.6 million increase in professional services rendered.

Angel.com services revenues increased $4.6 million for the six months ended June 30, 2011, as compared to the same period in the prior year due to a $3.6 million increase in the usage of Angel.com’s interactive voice response services and a $1.0 million increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Cost of Revenues:
Product licenses	$2,322	$1,860	24.8%	$4,230	$3,775	12.1%
Product support	3,261	2,595	25.7%	6,685	5,400	23.8%
Consulting	23,751	15,885	49.5%	46,637	29,523	58.0%
Education	2,397	1,919	24.9%	4,585	3,631	26.3%
Angel.com services	2,812	2,090	34.5%	5,567	3,644	52.8%

Total cost of revenues	$34,543	$24,349	41.9%	$67,704	$45,973	47.3%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

The increase in cost of product licenses revenues for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, was primarily due to the increase in amortization of capitalized software development costs related to the release of our MicroStrategy 9.2 software in March 2011. We expect to amortize the remaining balance of $4.3 million of capitalized software development costs related to the development of our MicroStrategy 9 software as of June 30, 2011 ratably over the remaining 9 month amortization period. We expect to amortize the remaining balance of $3.5 million of capitalized software development costs related to the development of our MicroStrategy 9.2 software as of June 30, 2011 ratably over the remaining 33 month amortization period. We expect to amortize the remaining balance of $1.5 million of capitalized software development costs related to the development of MicroStrategy Mobile as of June 30, 2011 ratably over the remaining 24 month amortization period.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels to support an expanding customer base. Product support headcount increased 20.8% to 145 at June 30, 2011 from 120 at June 30, 2010.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $7.9 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to a $6.3 million increase in compensation and related costs due to an increase in staffing levels and a $1.4 million increase in travel and entertainment expenditures. Consulting headcount increased 28.9% to 687 at June 30, 2011 from 533 at June 30, 2010.

Cost of consulting revenues increased $17.1 million for the six months ended June 30, 2011, as compared to the same period in the prior year, due to a $13.6 million increase in compensation and related costs due to an increase in staffing levels, a $2.5 million increase in travel and entertainment expenditures, and a $1.0 million increase in facility and other related support costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.5 million for the three months ended June 30, 2011, as compared to the same period in the prior year, due to a $0.3 million increase in compensation and related costs due to an increase in staffing levels, a $0.1 million increase in consulting services, and a $0.1 million increase in travel and entertainment expenditures. Education headcount increased 8.3% to 52 at June 30, 2011 from 48 at June 30, 2010.

Cost of education revenues increased $1.0 million for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily due to a $0.6 million increase in compensation and related costs due to an increase in staffing levels, a $0.2 million increase in travel and entertainment expenditures, and a $0.1 million increase in consulting services.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels as well as an increase in hosting and related costs to support an increased customer base. Angel.com consulting and technical support headcount increased 50.0% to 30 at June 30, 2011 from 20 at June 30, 2010.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and percentage changes in these expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Sales and marketing	$57,807	$37,776	53.0%	$106,382	$69,663	52.7%
General and administrative	21,617	18,246	18.5%	44,156	36,192	22.0%

Total	$79,424	$56,022	41.8%	$150,538	$105,855	42.2%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses increased $20.0 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to a $14.1 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $2.1 million increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile for the iPhone and iPad, a $1.7 million increase in travel and entertainment expenditures, and a $1.4 million increase in facility and other related support costs. Sales and marketing headcount increased 32.4% to 817 at June 30, 2011 from 617 at June 30, 2010.

Sales and marketing expenses increased $36.7 million for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily due to a $26.8 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $3.6 million increase in travel and entertainment expenditures, a $3.0 million increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote MicroStrategy Mobile for the iPhone and iPad, and a $2.4 million increase in facility and other related support costs.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses increased $3.4 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to a $1.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.8 million increase in recruiting costs related to our initiative to increase our staffing levels, a $0.7 million increase attributable to operating costs of our leased fractional interest in a corporate aircraft, a $0.3 million increase in legal, consulting and other advisory costs, and a $0.3 million increase in travel and entertainment expenditures, partially offset by a $0.6 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during the three months ended June 30, 2010 for carrying two headquarters leases. General and administrative headcount increased 16.5% to 403 at June 30, 2011 from 346 at June 30, 2010.

General and administrative expenses increased $8.0 million for the six months ended June 30, 2011, as compared to the same period in the prior year, due to a $3.8 million increase in compensation and related costs due to an increase in staffing levels, a $1.5 million increase in legal, consulting and other advisory costs, a $1.5 million increase in recruiting costs related to our initiative to increase our staffing levels, a $1.4 million increase attributable to operating costs of our leased fractional interest in a corporate aircraft, and a $0.4 million increase in travel and entertainment expenditures, partially offset by a $0.6 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during the six months ended June 30, 2010 for carrying two headquarters leases.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Sales and marketing	$3,135	$1,585	97.8%	$6,071	$3,085	96.8%
General and administrative	702	428	64.0%	1,444	942	53.3%

Total	$3,837	$2,013	90.6%	$7,515	$4,027	86.6%

The increase in Angel.com sales and marketing expenses for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, was primarily due to increases in compensation and related costs associated with an increase in staffing levels to assist in expanding the Angel.com customer base and an increase in travel and entertainment expenditures. Angel.com sales and marketing headcount increased 75.0% to 56 at June 30, 2011 from 32 at June 30, 2010.

The increase in Angel.com general and administrative expenses for the three and six months ended June 30, 2011, as compared to the same period in the prior year, was primarily due to an increase in recruiting costs, facility and other related support costs, and an increase in compensation and related costs. Angel.com general and administrative headcount increased 20.0% to 6 at June 30, 2011 from 5 at June 30, 2010.

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

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for these expenses during the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change

Gross research and development expenses:
Core research and development activities	$17,435	$12,170	43.3%	$33,205	$23,828	39.4%
Angel.com research and development activities	1,095	827	32.4%	2,099	1,500	39.9%

Total research and development expenses before capitalized software development costs	18,530	12,997	42.6%	35,304	25,328	39.4%
Capitalized software development costs	(1,656)	(2,185)	-24.2%	(5,432)	(2,185)	148.6%

Total research and development expenses	$16,874	$10,812	56.1%	$29,872	$23,143	29.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,995	$1,502	32.8%	$3,660	$3,209	14.1%

Research and development expenses, before capitalization of software development costs, increased $5.5 million, or 42.6%, for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in staffing levels. During the three months ended June 30, 2011, we capitalized $1.7 million in costs associated with the development of our MicroStrategy 9.2.1 software, as compared to $2.2 million in software development costs associated with the development of MicroStrategy Mobile that were capitalized in the same period in the prior year. Core BI research and development headcount increased 48.1% to 600 at June 30, 2011 from 405 at June 30, 2010. Angel.com research and development headcount increased 35.0% to 27 at June 30, 2011 from 20 at June 30, 2010.

Research and development expenses, before capitalization of software development costs, increased $10.0 million, or 39.4%, for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily due to an increase in staffing levels. During the six months ended June 30, 2011, we capitalized $5.4 million in costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software, as compared to $2.2 million in software development costs associated with the development of MicroStrategy Mobile that were capitalized in the same period in the prior year.

As of June 30, 2011, our research and development resources were allocated to the following projects: 68.9% to MicroStrategy 9.2, including MicroStrategy Mobile, and 31.1% to other research and development, including new product initiatives, our Angel.com business, and internal information technology initiatives.

Provision for Income Taxes. For the six months ended June 30, 2011, we recorded a benefit for income taxes from operations of $0.3 million that resulted in an effective tax rate of negative 7.9%, as compared to a provision for income taxes from operations of $8.5 million for the six months ended June 30, 2010, that resulted in an effective tax rate of positive 31.5% for the six months ended June 30, 2010. The lower effective tax rate for the six months ended June 30, 2011 was primarily due to a decrease in income from operations before income taxes, stronger results outside the U.S. where the Company’s effective tax rate is significantly lower than its U.S. effective tax rate, a favorable settlement with the U.K. tax authority, and a discrete benefit recorded due to tax return to provision adjustments.

As of June 30, 2011, we had U.S. federal net operating loss carryforwards of $9.2 million and foreign net operating loss carryforwards of $7.7 million, and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $23.3 million. Also, as of June 30, 2011, we had a valuation allowance of $3.0 million (after-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from operations for the period ended June 30, 2011 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings which amounted to $140.4 million at December 31, 2010, less applicable foreign tax credits. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Current:
Deferred product licenses revenue	$12,560	$13,881	$10,785
Deferred product support revenue	132,081	129,766	109,323
Deferred other services revenue	14,747	18,136	12,387

Gross current deferred revenue and advance payments	159,388	161,783	132,495
Less: unpaid deferred revenue	(57,065)	(72,452)	(46,346)

Net current deferred revenue and advance payments	$102,323	$89,331	$86,149

Non-current:
Deferred product licenses revenue	$5,038	$3,732	$1,876
Deferred product support revenue	10,370	8,436	5,856
Deferred other services revenue	318	321	299

Gross non-current deferred revenue and advance payments	15,726	12,489	8,031
Less: unpaid deferred revenue	(5,557)	(4,611)	(4,323)

Net non-current deferred revenue and advance payments	$10,169	$7,878	$3,708

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The increase in net deferred revenue and advance payments as of June 30, 2011, as compared to December 31, 2010, was primarily due to an increase in the number of technical support contracts in our installed customer base. The increase in gross current deferred revenue and advance payments as of June 30, 2011, as compared to June 30, 2010, was primarily due to the increase in the number of technical support contracts in our installed customer base and an increase in the deferral of product licenses revenues for which revenue recognition criteria have not been satisfied.

We expect to recognize approximately $159.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2011, we had additional agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2016 totaling approximately $113.8 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash, cash equivalents, and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in money market funds and U.S. Treasury bills.

We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We believe that existing cash and cash equivalents held by the Company and anticipated to be generated by the Company are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next twelve months, and accordingly, we do not expect to borrow money to finance our operations.

As of June 30, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $31.2 million and $33.1 million, respectively, and by non-U.S. entities was $161.8 million and $141.0 million, respectively. If the amounts held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings which amounted to $140.4 million at December 31, 2010, less applicable foreign tax credits. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%. The Company does not anticipate having to repatriate cash to the U.S. to finance its U.S. operations.

The following table sets forth a summary of our cash flows (in thousands) and percentage changes for the periods indicated:

	Six Months Ended
	June 30,		%
	2011	2010	Change

Net cash provided by operating activities	$31,466	$31,382	0.3%
Net cash used in investing activities	(18,730)	(6,269)	198.8%
Net cash provided by (used in) financing activities	3,408	(41,551)	-108.2%

Net Cash Provided by Operating Activities. The primary source of our net cash provided by operating activities is cash collections of our accounts receivables from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $31.5 million and $31.4 million for the six months ended June 30, 2011 and 2010, respectively. We incurred non-cash expenses of $3.4 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively. Non-cash expenses primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from stock-based payment arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our corporate aircraft. Net cash used in investing activities was $18.7 million and $6.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2011, as compared to the same period in the prior year, was primarily due to a $14.5 million increase in purchases of property and equipment and a $3.2 million increase in capitalized software development costs, partially offset by the receipt of $5.7 million of insurance proceeds related to our corporate aircraft.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2011. Net cash used in financing activities was $41.6 million for the six months ended June 30, 2010. The increase in net cash provided by financing activities for the six months ended June 30, 2011, as compared to the same period in the prior year, was primarily due to a decrease in purchases of treasury stock of $41.7 million.

Share Repurchases. On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three and six months ended June 30, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Footnote 6, Commitments and Contingencies, of Notes to Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2011:

	Payments due by period ended June 30,
	Total	2012	2013-2014	2015-2016	Thereafter
Contractual Obligations:
Operating leases	$157,682	$22,006	$41,984	$32,731	$60,961

Total	$157,682	$22,006	$41,984	$32,731	$60,961

In July 2011, the Company entered into an arrangement to lease a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator, for a three-year period, with the Company having the right to terminate the lease after the first year. Management estimates the costs of the lease arrangement for a one-year period will be approximately $4.2 million.

Unrecognized Tax Benefits. As of June 30, 2011, we had $16.7 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of June 30, 2011, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. This standard is effective as of the beginning of a fiscal year that begins after December 15, 2011, which for us would be January 1, 2012. We are currently evaluating what impact, if any, ASU 2011-05 will have on our consolidated financial position, results of operations or cash flows.

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

As of June 30, 2011, we did not have any material investments.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 43.6% and 36.8% of our total revenues for the three months ended June 30, 2011 and 2010, respectively, and 42.3% and 38.0% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. To date, we have not hedged the risks associated with foreign currency exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of June 30, 2011 and 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.7% and 0.4%, respectively. The increase in exposure as of June 30, 2011 was primarily due to our increase of cash balances in non-U.S. dollar based bank accounts. If average exchange rates during the six months ended June 30, 2011 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2011 would have decreased by 3.9%. During the six months ended June 30, 2011, our revenues increased 3.0% as a result of a 3.8% favorable change in average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2010, our corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 14, 2010, we sent a second proof of loss statement to the USAU Group and the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia. The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint. At a scheduling conference held on May 12, 2011, the Court set a trial date of February 6, 2012. The outcome of this litigation is not presently determinable.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six months ended June 30, 2011 and 2010; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. Similarly, we have increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable, and our business, results of operations, and financial condition may be materially and adversely affected.

As of June 30, 2011, we had $23.9 million of deferred tax assets, net of a $3.0 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Furthermore, we have a significant number of customers in the financial services and retail industries. A significant downturn in these industries may cause firms to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in the financial services industry may result in reduced overall spending on our products and services.

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

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, we recently introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of the Company’s other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, inadequate return of capital, and other risks that we have not adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect the Company’s financial condition and operating results.

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

If we are required to further write down the value of our corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

On December 21, 2009, we took delivery of a corporate aircraft. Our balance sheet as of June 30, 2011 includes as part of property and equipment, net, an asset of $39.3 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation, and net of an aggregate $6.5 million impairment charge.

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

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the six months ended June 30, 2011, transactions by channel partners for which we recognized revenues accounted for 17.9% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $175.1 million as of June 30, 2011. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $62.6 million, resulting in net deferred revenue and advance payments of $112.5 million as of June 30, 2011. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2016 totaling $113.8 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 43.6% and 36.8% of our total revenues for the three months ended June 30, 2011 and 2010, respectively, and 42.3% and 38.0% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. Our international operations require significant management attention and financial resources.

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

These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, which took effect on July 1, 2011, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand and our international expansion efforts.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2011 and 2010, our top three product licenses transactions with recognized revenue totaled $6.7 million and $6.9 million, respectively, or 10.9% and 14.7% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 27, 2011, holders of our class B common stock owned 2,492,830 shares of class B common stock, or 75.2% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,157,168 shares of class B common stock, or 65.5% of the total voting power, as of July 27, 2011. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the six months ended June 30, 2011, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three and six months ended June 30, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: August 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of 2011 Compensation Arrangements for Named Executive Officers.*

10.2	Summary of 2011 Compensation Arrangements for Non-Employee Directors.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
+	furnished, not filed, herewith