Form 10-Q
period 2011-09-30
MICROSTRATEGY INC
filed 2011-11-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 27, 2011 was 8,268,570 and 2,492,830, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$186,300	$174,097
Restricted cash and short-term investments	413	284
Accounts receivable, net	77,084	82,056
Prepaid expenses and other current assets	19,956	26,751
Deferred tax assets, net	26,640	13,670

Total current assets	310,393	296,858

Property and equipment, net	87,497	65,033
Capitalized software development costs, net	9,188	9,059
Deposits and other assets	5,807	5,587
Deferred tax assets, net	2,309	5,029

Total assets	$415,194	$381,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,754	$36,683
Accrued compensation and employee benefits	54,875	60,201
Deferred revenue and advance payments	97,452	89,331
Deferred tax liabilities	371	355

Total current liabilities	193,452	186,570

Deferred revenue and advance payments	11,039	7,878
Other long-term liabilities	42,992	37,946
Deferred tax liabilities	3,733	0

Total liabilities	251,216	232,394

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,673 shares issued and 8,268 shares outstanding, and 14,351 shares issued and 7,947 shares outstanding, respectively	15	14
Class B common stock, $0.001 par value; 165,000 shares authorized; 2,493 and 2,694 shares issued and outstanding, respectively	2	3
Additional paid-in capital	461,469	455,374
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,684)	(1,455)
Retained earnings	179,360	170,420

Total Stockholders’ Equity	163,978	149,172

Total Liabilities and Stockholders’ Equity	$415,194	$381,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)

Revenues:
Product licenses	$39,262	$32,180
Product support and other services	102,442	82,350

Total revenues	141,704	114,530

Cost of revenues:
Product licenses	2,284	1,966
Product support and other services	34,380	25,274

Total cost of revenues	36,664	27,240

Gross profit	105,040	87,290

Operating expenses:
Sales and marketing	61,451	42,002
Research and development	20,434	13,675
General and administrative	21,618	21,816

Total operating expenses	103,503	77,493

Income from operations before financing and other income and income taxes	1,537	9,797

Financing and other income (expense):
Interest income, net	18	192
Gain on sale of investment	3,371	0
Other income (expense), net	969	(1,817)

Total financing and other income (expense)	4,358	(1,625)

Income from operations before income taxes	5,895	8,172
Provision for income taxes	974	821

Net Income	$4,921	$7,351

Basic earnings per share (1)	$0.46	$0.66

Weighted average shares outstanding used in computing basic earnings per share	10,729	11,206

Diluted earnings per share (1)	$0.44	$0.63

Weighted average shares outstanding used in computing diluted earnings per share	11,072	11,603

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Revenues:
Product licenses	$100,072	$79,064
Product support and other services	301,812	236,393

Total revenues	401,884	315,457

Cost of revenues:
Product licenses	6,514	5,741
Product support and other services	97,854	67,472

Total cost of revenues	104,368	73,213

Gross profit	297,516	242,244

Operating expenses:
Sales and marketing	173,904	114,750
Research and development	50,306	36,818
General and administrative	67,218	58,950

Total operating expenses	291,428	210,518

Income from operations before financing and other income and income taxes	6,088	31,726

Financing and other income:
Interest income, net	139	309
Gain on sale of investment	3,371	0
Other income, net	22	3,176

Total financing and other income	3,532	3,485

Income from operations before income taxes	9,620	35,211
Provision for income taxes	680	9,341

Net Income	$8,940	$25,870

Basic earnings per share (1)	$0.84	$2.24

Weighted average shares outstanding used in computing basic earnings per share	10,703	11,572

Diluted earnings per share (1)	$0.81	$2.16

Weighted average shares outstanding used in computing diluted earnings per share	11,061	11,976

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Operating activities:
Net income	$8,940	$25,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,905	9,313
Bad debt expense	941	2,429
Deferred taxes	(2,734)	(509)
Excess tax benefits from share-based compensation arrangements	(3,791)	(115)
Gain on sale of investment	(3,371)	0
Other, net	0	26
Changes in operating assets and liabilities:
Accounts receivable	4,389	(4,180)
Prepaid expenses and other current assets	4,960	(2,615)
Deposits and other assets	(316)	(707)
Accounts payable and accrued expenses	(762)	1,462
Accrued compensation and employee benefits	(5,261)	1,243
Deferred revenue and advance payments	11,411	12,922
Other long-term liabilities	5,065	10,799

Net cash provided by operating activities	32,376	55,938

Investing activities:
Proceeds from sale of investment	3,371	0
Purchases of property and equipment	(29,128)	(11,817)
Capitalized software development costs	(5,907)	(2,185)
Insurance proceeds	5,675	0
(Increase) decrease in restricted cash and investments	(161)	248

Net cash used in investing activities	(26,150)	(13,754)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,207	240
Excess tax benefits from share-based compensation arrangements	3,791	115
Purchases of treasury stock	0	(81,618)

Net cash provided by (used in) financing activities	5,998	(81,263)
Effect of foreign exchange rate changes on cash and cash equivalents	(21)	(1,388)

Net increase (decrease) in cash and cash equivalents	12,203	(40,467)
Cash and cash equivalents, beginning of period	174,097	224,769

Cash and cash equivalents, end of period	$186,300	$184,302

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

The Consolidated Financial Statements and notes are presented as required by the Unites States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition.

(2) Recent Accounting Standards

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. This standard is effective as of the beginning of a fiscal year that begins after December 15, 2011, which for the Company would be January 1, 2012. The Company has determined that other than the change in presentation, ASU 2011-05 will not have a material impact on the Consolidated Financial Statements.

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

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30,	December 31,
	2011	2010
Billed and billable	$139,909	$163,939
Less: unpaid deferred revenue	(56,536)	(77,063)

	83,373	86,876
Less: allowance for doubtful accounts	(6,289)	(4,820)

Accounts receivable, net	$77,084	$82,056

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2011	2010
Current:
Deferred product licenses revenue	$11,259	$13,881
Deferred product support revenue	125,109	129,766
Deferred other services revenue	14,376	18,136

Gross current deferred revenue and advance payments	150,744	161,783
Less: unpaid deferred revenue	(53,292)	(72,452)

Net current deferred revenue and advance payments	$97,452	$89,331

Non-current:
Deferred product licenses revenue	$4,121	$3,732
Deferred product support revenue	9,672	8,436
Deferred other services revenue	490	321

Gross non-current deferred revenue and advance payments	14,283	12,489
Less: unpaid deferred revenue	(3,244)	(4,611)

Net non-current deferred revenue and advance payments	$11,039	$7,878

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Cost Method Investment

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, web surveys and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million, which the Company recorded as a gain on sale of investment in the Company’s operating results for the quarter ended September 30, 2011. As of the date of the July 2011 sale transaction, Sanju K. Bansal, the Vice Chairman of the Board of Directors of the Company and the Company’s Executive Vice President and Chief Operating Officer, held approximately 10% of the total outstanding equity of the Investee and was also a member of the board of directors of the Investee.

(7) Commitments and Contingencies

The Company leases office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as its new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, the Company entered into amendments to the lease pursuant to which, in each instance, it leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. The lease, as amended, includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. At September 30, 2011 and December 31, 2010, deferred rent of $24.7 million and $22.1 million, respectively, is included in other long-term liabilities and $1.1 million and $0.2 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease of a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to the Company’s right to terminate the lease after the first year of the term. Management estimates that the cost of the lease arrangement for a one-year period will be approximately $4.2 million.

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. Discovery is ongoing, and trial is scheduled for May 29, 2012. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” the Company moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also filed a motion for leave to file a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. The court has not ruled on either motion. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

In December 2009, the Company took delivery of a corporate aircraft pursuant to an aircraft purchase agreement it had entered into in 2007. In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. The Company reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, the Company sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected the Company’s proof of loss. On May 14, 2010, the Company sent a second proof of loss statement to USAU Group and the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia (“Virginia Litigation”). The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On October 24, 2011, the MicroStrategy Group, the USAU Group, and the Insurance Carriers entered into a Dismissal and Tolling Agreement in which the parties agreed that the MicroStrategy Group would dismiss its claims in the Virginia Litigation without prejudice and the USAU Group and the Insurance Carriers would not assert any statute of limitations, common law limitations, statute of repose, laches, or contractual limitations if the MicroStrategy Group were to re-file claims on or before September 30, 2012. The USAU Group and the Insurance Carriers also agreed to pay an additional $0.4 million to the MicroStrategy Group for reimbursement of certain expenses covered under the insurance policy for the Company’s use of replacement aircraft and for the cost of certain fees paid to a consultant to oversee the repair of the aircraft. The parties have filed an agreed order of dismissal with respect to the Virginia Litigation, which is under consideration by the court.

As of December 31, 2010, the Company recorded a $3.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft. The $3.6 million estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. During the first quarter of 2011, the initial damage assessments were refined, raising the minimum damage estimate by approximately $2.9 million and, accordingly, the Company recorded an additional impairment charge of $2.9 million during the three months ended March 31, 2011. As of September 30, 2011, the damage assessments were further refined, raising the minimum damage estimate by $1.2 million and, accordingly, the Company recorded an additional impairment charge of $1.2 million during the three months ended September 30, 2011, for a total estimated loss of $7.7 million related to the Company’s owned corporate aircraft through such date.

However, the estimated damage to the aircraft could be as much as $45.6 million, the carrying value that was reflected on the Company’s balance sheet at September 30, 2011 prior to any impairment. Since the Company does not believe that any amount within the range of $7.7 million to $45.6 million is a better estimate at this time than any other amount within such range, the Company has recorded the minimum of the range. As the inspection and damage assessment process continues, additional information may become available that would enable the Company to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date, which was received in full in the first quarter of 2011. During the three months ended March 31, 2011, the Company recorded an additional $2.9 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date, of which $2.1 million in cash was received during the second quarter of 2011, and the balance was received in the fourth quarter of 2011. During the three months ended September 30, 2011, the Company recorded an additional $1.2 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, management does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly has not recorded an indemnification liability on its balance sheets as of September 30, 2011 or December 31, 2010.

(8) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three and nine months ended September 30, 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2011, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state, local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2001; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ended in 2001 and forward that were used in later tax years. The Company is currently under tax examination in Germany.

As of September 30, 2011, the Company has recorded uncertain income tax positions of $16.7 million, which are primarily recorded in other long-term liabilities. If recognized, $15.7 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits is expected to increase by approximately $0.5 million for additional accrued interest. As of September 30, 2011, the amount of accrued interest expense on unrecognized income tax benefits was approximately $0.8 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30,	December 31,
	2011	2010
Net deferred tax assets	$27,590	$21,054
Valuation allowance	(2,745)	(2,710)

Deferred tax assets, net of valuation allowance	$24,845	$18,344

The valuation allowance as of September 30, 2011 and December 31, 2010 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2011 and applied that rate to its income from operations before income taxes in determining its provision for income taxes for the nine months ended September 30, 2011. The Company also records discrete items in each respective period as appropriate. For the nine months ended September 30, 2011, the Company recorded a provision for income taxes from operations of $0.7 million that resulted in an effective tax rate of 7.1%, as compared to a provision for income taxes from operations of $9.3 million for the nine months ended September 30, 2010 that resulted in an effective tax rate of 26.5% for the nine months ended September 30, 2010. The lower effective tax rate for the nine months ended September 30, 2011 was primarily due to a decrease in income from operations before income taxes, stronger results outside the U.S. where the Company’s effective tax rate is significantly lower than its U.S. effective tax rate, a favorable settlement with the U.K. tax authority, and discrete benefits resulting from tax return to provision adjustments. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $27.2 million and $33.1 million, respectively, and by non-U.S. entities was $159.1 million and $141.0 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $140.4 million at December 31, 2010. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s benefit or provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

(10) Share-Based Compensation

The Company has share-based compensation arrangements under which directors, officers, employees, and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock, but no shares are currently authorized for additional awards under the plans. All stock options granted under the Company’s stock plans have terms of five to ten years and are fully vested. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards, and other awards with respect to, in the aggregate, up to 1.5 million shares of the class A common stock of Angel.com, representing 9.4% of the outstanding equity of Angel.com on a fully diluted basis as of September 30, 2011. During the nine months ended September 30, 2011, Angel.com granted options to purchase 0.1 million shares of class A common stock of Angel.com. During the nine months ended September 30, 2010, Angel.com granted options to purchase 0.5 million shares of class A common stock of Angel.com. These options contain certain performance and service conditions that have not yet been met and therefore no expense has been recorded on the grant date. There were 0.2 million shares of class A common stock of Angel.com authorized for additional option grants as of September 30, 2011.

There was no share-based compensation expense for the nine months ended September 30, 2011 and 2010.

(11) Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on short-term investments, net of related tax effects that have been excluded from net income and reflected in stockholders’ equity as accumulated other comprehensive income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s comprehensive income (in thousands) consisted of the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$4,921	$7,351	$8,940	$25,870
Foreign currency translation adjustments	(118)	297	(218)	(1,615)
Unrealized (loss) gain on short-term investments, net of applicable taxes	(9)	4	(11)	(3)

Comprehensive income	$4,794	$7,652	$8,711	$24,252

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

(13) Segment Information

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

	Core Business Intelligence Software and Services			Other	Consolidated
Geographic regions:	Domestic	EMEA	Other Regions	Domestic
Three months ended September 30, 2011
Total revenues	$78,469	$43,401	$13,953	$5,881	$141,704
Long-lived assets	86,274	8,152	4,635	3,431	102,492
Three months ended September 30, 2010
Total revenues	$63,927	$34,399	$11,607	$4,597	$114,530
Long-lived assets	71,221	3,303	2,360	1,550	78,434
Nine months ended September 30, 2011
Total revenues	$215,777	$126,582	$40,840	$18,685	$401,884
Long-lived assets	86,274	8,152	4,635	3,431	102,492
Nine months ended September 30, 2010
Total revenues	$180,407	$91,007	$31,268	$12,775	$315,457
Long-lived assets	71,221	3,303	2,360	1,550	78,434

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2011, no individual foreign country accounted for 10% or more of total consolidated revenues. For the three months ended September 30, 2010, no individual foreign country other than Germany accounted for 10% or more of total consolidated revenues. For the nine months ended September 30, 2010, no individual foreign country accounted for 10% or more of total consolidated revenues.

As of September 30, 2011 and 2010, no individual foreign country accounted for 10% or more of total consolidated assets. For the three and nine months ended September 30, 2011 and 2010, no individual customer accounted for 10% or more of total consolidated revenues.

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

In July 2011, we announced the general availability of MicroStrategy 9.2.1 and MicroStrategy CloudTM, and introduced two new social media technologies, GatewayTM for Facebook and Alert. These innovative technologies are designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace.

MicroStrategy 9.2.1, the latest release of the MicroStrategy Business Intelligence PlatformTM, features a new product, MicroStrategy Transaction ServicesTM, which allows users to initiate actions and transactions from a mobile device. MicroStrategy Transaction Services helps companies increase the speed and productivity of their businesses by building mobile applications that connect to back-end transactional systems and databases. MicroStrategy 9.2.1 also includes enhancements to MicroStrategy Visual InsightTM, which helps business people explore data quickly and without assistance from their information technology teams.

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

In September 2011, MicroStrategy announced the release of Cloud PersonalTM, introduced Wisdom™ for Facebook and MicroStrategy WisdomTM, and announced the release of EmmaTM.

Cloud Personal is a free cloud-based business intelligence service. Cloud Personal combines the Company’s latest technology innovations, enabling users to easily upload data to the MicroStrategy cloud, analyze it via rich visualizations, and share powerful insights with colleagues or friends as a mobile application or web browser dashboard.

Wisdom for Facebook is a free application that is now available worldwide for both the iPhone and iPad on the Apple iTunes® App Store, as well as in a web-based Facebook application format. Wisdom organizes a user’s Facebook content and provides insights into the user’s network of Facebook friends, so that they do not have to contend with information overload and can easily learn from the collective experience of their friends.

MicroStrategy Wisdom is a cloud-based application that injects social intelligence into the Facebook applications of corporations.

Emma is a new marketplace for Facebook users. Emma enhances the concept of free classifieds by attaching Facebook credentials to classified listings.

For the nine months ended September 30, 2011 and 2010, we operated one non-core business, Angel.com, a provider of interactive voice response and call center solutions.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2011 and 2010:

	Core BI Business		Other		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Revenues
Product licenses	$39,262	$32,180	$0	$0	$39,262	$32,180
Product support and other services	96,561	77,753	0	0	96,561	77,753
Angel.com services	0	0	5,881	4,597	5,881	4,597

Total revenues	135,823	109,933	5,881	4,597	141,704	114,530

Cost of revenues
Product licenses	2,284	1,966	0	0	2,284	1,966
Product support and other services	31,478	23,162	0	0	31,478	23,162
Angel.com services	0	0	2,902	2,112	2,902	2,112

Total cost of revenues	33,762	25,128	2,902	2,112	36,664	27,240

Gross profit	102,061	84,805	2,979	2,485	105,040	87,290

Operating expenses
Sales and marketing	58,494	39,979	2,957	2,023	61,451	42,002
Research and development	19,144	12,773	1,290	902	20,434	13,675
General and administrative	20,793	21,223	825	593	21,618	21,816

Total operating expenses	98,431	73,975	5,072	3,518	103,503	77,493

Income (loss) from operations before financing and other income and income taxes	$3,630	$10,830	$(2,093)	$(1,033)	$1,537	$9,797

	Core BI Business		Other		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Revenues
Product licenses	$100,072	$79,064	$0	$0	$100,072	$79,064
Product support and other services	283,127	223,618	0	0	283,127	223,618
Angel.com services	0	0	18,685	12,775	18,685	12,775

Total revenues	383,199	302,682	18,685	12,775	401,884	315,457

Cost of revenues
Product licenses	6,514	5,741	0	0	6,514	5,741
Product support and other services	89,385	61,716	0	0	89,385	61,716
Angel.com services	0	0	8,469	5,756	8,469	5,756

Total cost of revenues	95,899	67,457	8,469	5,756	104,368	73,213

Gross profit	287,300	235,225	10,216	7,019	297,516	242,244

Operating expenses
Sales and marketing	164,876	109,642	9,028	5,108	173,904	114,750
Research and development	46,917	34,416	3,389	2,402	50,306	36,818
General and administrative	64,949	57,415	2,269	1,535	67,218	58,950

Total operating expenses	276,742	201,473	14,686	9,045	291,428	210,518

Income (loss) from operations before financing and other income and income taxes	$10,558	$33,752	$(4,470)	$(2,026)	$6,088	$31,726

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

To address these opportunities and challenges, we have implemented a number of initiatives, including:

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

•	introducing MicroStrategy Cloud and Cloud Personal;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social media technologies, such as Gateway for Facebook, Alert, Wisdom for Facebook, MicroStrategy Wisdom and Emma;

•	focusing our sales and marketing activities to create brand awareness in an effort to obtain new customer relationships, as well as to expand and strengthen our existing customer base; and

•

creating a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we have invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. We generated net income for the nine months ended September 30, 2011. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of September 30, 2011, we had a total of 3,069 employees, of whom 1,504 were based in the United States and 1,565 were based internationally. Of our 3,069 employees, 895 were engaged in sales and marketing, 731 in research and development, 1,033 in technical support, consulting, and education services, and 410 in finance, administration, and corporate operations.

In January 2010, we entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as our new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, we entered into amendments to the lease pursuant to which, in each instance, we leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. The lease, as amended, includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. Notwithstanding the rent abatements, we are recognizing lease expense ratably over the term of the lease. As we continued to pay rent and recognize lease expense on our former corporate headquarters through October 2010, we incurred a non-recurring increase in operating expenses of approximately $4.2 million during the nine months ended September 30, 2010.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Except for the sale of an investment as noted in Footnote 6, Cost Method Investment, of notes to Consolidated Financial Statements, MicroStrategy does not have any material related party transactions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

International product licenses revenues	$972	$(802)	$2,897	$(361)
International product support revenues	2,193	(1,178)	5,748	34
International other services revenues	1,113	(371)	3,349	96

Cost of product support revenues	56	(22)	179	55
Cost of other services revenues	946	(430)	2,492	180
Sales and marketing expenses	2,037	(668)	5,562	313
Research and development expenses	241	2	503	5
General and administrative expenses	392	(72)	1,151	202

For example, if there had been no change to foreign currency exchange rates from 2010 to 2011, international product licenses revenues would have been $13.3 million rather than $14.2 million and $38.7 million rather than $41.6 million for the three and nine months ended September 30, 2011, respectively. If there had been no change to foreign currency exchange rates from 2010 to 2011, sales and marketing expenses for our core BI business would have been $56.5 million rather than $58.5 million and $159.3 million rather than $164.9 million for the three and nine months ended September 30, 2011, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2011 and 2010

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Product Licenses Revenues:
Domestic	$25,018	$17,727	41.1%	$58,487	$46,771	25.0%
International	14,244	14,453	-1.4%	41,585	32,293	28.8%

Total product licenses revenues	$39,262	$32,180	22.0%	$100,072	$79,064	26.6%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	4	11	7
Between $0.5 million and $1.0 million in licenses revenue recognized	9	8	21	13

Total	13	12	32	20

Domestic:
More than $1.0 million in licenses revenue recognized	4	1	8	4
Between $0.5 million and $1.0 million in licenses revenue recognized	6	7	15	10

Total	10	8	23	14

International:
More than $1.0 million in licenses revenue recognized	0	3	3	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	1	6	3

Total	3	4	9	6

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
More than $1.0 million in licenses revenue recognized	$8,025	$7,335	9.4%	$19,504	$14,207	37.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,474	5,390	1.6%	13,250	8,978	47.6%
Less than $0.5 million in licenses revenue recognized	25,763	19,455	32.4%	67,318	55,879	20.5%

Total	39,262	32,180	22.0%	100,072	79,064	26.6%

Domestic:
More than $1.0 million in licenses revenue recognized	8,025	1,240	547.2%	13,960	8,112	72.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,712	4,787	-22.5%	9,537	6,846	39.3%
Less than $0.5 million in licenses revenue recognized	13,281	11,700	13.5%	34,990	31,813	10.0%

Total	25,018	17,727	41.1%	58,487	46,771	25.0%

International:
More than $1.0 million in licenses revenue recognized	0	6,095	-100.0%	5,544	6,095	-9.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,762	603	192.2%	3,713	2,132	74.2%
Less than $0.5 million in licenses revenue recognized	12,482	7,755	61.0%	32,328	24,066	34.3%

Total	$14,244	$14,453	-1.4%	$41,585	$32,293	28.8%

For the three months ended September 30, 2011 and 2010, product licenses transactions with more than $0.5 million in recognized revenue represented 34.4% and 39.5%, respectively, of our product licenses revenues. For the nine months ended September 30, 2011, our top three product licenses transactions totaled $9.1 million in recognized revenue, or 9.1% of total product licenses revenues, as compared to $8.3 million, or 10.4% of total product licenses revenues, for the nine months ended September 30, 2010.

Product licenses revenues increased $7.1 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of domestic transactions.

Product licenses revenues increased $21.0 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of both domestic and international transactions.

Domestic product licenses revenues. Domestic product licenses revenues increased 41.1% for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with recognized revenue less than $0.5 million and more than $1.0 million, partially offset by a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million.

Domestic product licenses revenues increased 25.0% for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased 1.4% for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with less than $1.0 million in recognized revenue, an increase in the average deal size of transactions with less than $0.5 million in recognized revenue, and favorable changes in foreign currency exchange rates.

International product licenses revenues increased 28.8% for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with less than $1.0 million in recognized revenue, an increase in the average deal size of transactions with less than $0.5 million in recognized revenue, and favorable changes in foreign currency exchange rates.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes in these revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$34,599	$30,734	12.6%	$100,600	$89,667	12.2%
International	27,477	21,921	25.3%	80,154	64,230	24.8%

Total product support revenues	62,076	52,655	17.9%	180,754	153,897	17.5%

Consulting	29,943	21,068	42.1%	88,798	57,860	53.5%
Education	4,542	4,030	12.7%	13,575	11,861	14.5%

Total product support and other services revenues	$96,561	$77,753	24.2%	$283,127	$223,618	26.6%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, primarily due to a 12.0% and an 11.7% increase, respectively, in the number of technical support contracts, which accounted for an increase of $6.3 million and $18.0 million, respectively, in recognized revenue, and favorable changes in foreign currency exchange rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, primarily due to an increase in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and the percentage changes in Angel.com revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change

Angel.com services	$5,881	$4,597	27.9%	$18,685	$12,775	46.3%

Angel.com services revenues increased $1.3 million for the three months ended September 30, 2011, as compared to the same period in the prior year, due to a $0.8 million increase in the usage of Angel.com’s interactive voice response services and a $0.5 million increase in professional services rendered.

Angel.com services revenues increased $5.9 million for the nine months ended September 30, 2011, as compared to the same period in the prior year due to a $4.4 million increase in the usage of Angel.com’s interactive voice response services and a $1.5 million increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Cost of Revenues:
Product licenses	$2,284	$1,966	16.2%	$6,514	$5,741	13.5%
Product support	3,359	2,837	18.4%	10,044	8,237	21.9%
Consulting	25,938	18,396	41.0%	72,575	47,919	51.5%
Education	2,181	1,929	13.1%	6,766	5,560	21.7%
Angel.com services	2,902	2,112	37.4%	8,469	5,756	47.1%

Total cost of revenues	$36,664	$27,240	34.6%	$104,368	$73,213	42.6%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

The increase in cost of product licenses revenues for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, was primarily due to the increase in amortization of capitalized software development costs related to the release of our MicroStrategy 9.2 software in March 2011. We expect to amortize the remaining balance of $2.8 million of capitalized software development costs related to the development of our MicroStrategy 9 software as of September 30, 2011 ratably over the remaining six month amortization period. We expect to amortize the remaining balance of $3.1 million of capitalized software development costs related to the development of our MicroStrategy 9.2 software as of September 30, 2011 ratably over the remaining 30 month amortization period. We expect to amortize the remaining balance of $2.0 million of capitalized software development costs related to the development of our MicroStrategy 9.2.1 software as of September 30, 2011 ratably over the remaining 33 month amortization period. We expect to amortize the remaining balance of $1.3 million of capitalized software development costs related to the development of MicroStrategy Mobile as of September 30, 2011 ratably over the remaining 21 month amortization period.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs.

The increase in cost of product support revenues for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels to support an expanding customer base. Product support headcount increased 14.3% to 152 at September 30, 2011 from 133 at September 30, 2010.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $7.5 million for the three months ended September 30, 2011, as compared to the same period in the prior year, due to a $5.7 million increase in compensation and related costs due to an increase in staffing levels, a $1.4 million increase in travel and entertainment expenditures, and a $0.4 million increase in facility and other related support costs. Consulting headcount increased 17.6% to 800 at September 30, 2011 from 680 at September 30, 2010.

Cost of consulting revenues increased $24.7 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, due to a $19.3 million increase in compensation and related costs due to an increase in staffing levels, a $3.9 million increase in travel and entertainment expenditures, and a $1.5 million increase in facility and other related support costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.3 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in compensation and related costs due to an increase in staffing levels and an increase in travel and entertainment expenditures. Education headcount increased 3.9% to 53 at September 30, 2011 from 51 at September 30, 2010.

Cost of education revenues increased $1.2 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, due to a $0.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in travel and entertainment expenditures, and a $0.1 million increase in consulting services.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. The increase in cost of Angel.com services revenues for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, was primarily due to an increase in staffing levels as well as an increase in hosting and related costs to support an increased customer base. Angel.com consulting and technical support headcount increased 47.4% to 28 at September 30, 2011 from 19 at September 30, 2010.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and percentage changes in these expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change

Sales and marketing	$58,494	$39,979	46.3%	$164,876	$109,642	50.4%
General and administrative	20,793	21,223	-2.0%	64,949	57,415	13.1%

Total	$79,287	$61,202	29.5%	$229,825	$167,057	37.6%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses increased $18.5 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to a $13.0 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $2.5 million increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social media technologies and MicroStrategy Mobile for the iPhone and iPad, a $1.6 million increase in travel and entertainment expenditures, and a $1.0 million increase in facility and other related support costs. Sales and marketing headcount increased 29.9% to 847 at September 30, 2011 from 652 at September 30, 2010. We do not expect to increase sales and marketing headcount significantly in the near term.

Sales and marketing expenses increased $55.2 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to a $39.8 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $5.5 million increase in marketing costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social media technologies and MicroStrategy Mobile for the iPhone and iPad, a $5.2 million increase in travel and entertainment expenditures, and a $3.4 million increase in facility and other related support costs.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses decreased $0.4 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to a $1.9 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during the three months ended September 30, 2010 for carrying two headquarters leases, a $0.7 million decrease in certain variable compensation costs, and a $0.1 million decrease in legal, consulting and other advisory costs, partially offset by a $1.8 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in recruiting costs, and a $0.3 million increase in travel and entertainment expenditures. General and administrative headcount increased 13.4% to 405 at September 30, 2011 from 357 at September 30, 2010. We do not expect to increase general and administrative headcount significantly in the near term.

General and administrative expenses increased $7.5 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, due to a $5.5 million increase in compensation and related costs due to an increase in staffing levels, a $1.8 million increase in recruiting costs, a $1.4 million increase in legal, consulting and other advisory costs, a $1.3 million increase attributable to operating costs of our leased fractional interest in a corporate aircraft, and a $0.7 million increase in travel and entertainment expenditures, partially offset by a $2.5 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during the nine months ended September 30, 2010 for carrying two headquarters leases, and a $0.7 million decrease in certain variable compensation costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change

Sales and marketing	$2,957	$2,023	46.2%	$9,028	$5,108	76.7%
General and administrative	825	593	39.1%	2,269	1,535	47.8%

Total	$3,782	$2,616	44.6%	$11,297	$6,643	70.1%

The increase in Angel.com sales and marketing expenses for the three and nine months ended September 30, 2011, as compared to the same periods in the prior year, was primarily due to increases in compensation and related costs associated with an increase in staffing levels to assist in expanding the Angel.com customer base and an increase in travel and entertainment expenditures. Angel.com sales and marketing headcount increased 6.7% to 48 at September 30, 2011 from 45 at September 30, 2010.

The increase in Angel.com general and administrative expenses for the three and nine months ended September 30, 2011, as compared to the same period in the prior year, was primarily due to an increase in recruiting costs, facility and other related support costs, and an increase in compensation and related costs. Angel.com general and administrative headcount increased to 5 at September 30, 2011 from 4 at September 30, 2010.

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

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for these expenses during the periods indicated:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change

Gross research and development expenses:
Core research and development activities	$19,619	$12,773	53.6%	$52,824	$36,601	44.3%
Angel.com research and development activities	1,290	902	43.0%	3,389	2,402	41.1%

Total research and development expenses before capitalized software development costs	20,909	13,675	52.9%	56,213	39,003	44.1%
Capitalized software development costs	(475)	0	n/a	(5,907)	(2,185)	170.3%

Total research and development expenses	$20,434	$13,675	49.4%	$50,306	$36,818	36.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$2,117	$1,683	25.8%	$5,777	$4,892	18.1%

Research and development expenses, before capitalization of software development costs, increased $7.2 million, or 52.9%, for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in compensation and related costs due to an increase in staffing levels, partially offset by a $1.0 million decrease in certain variable compensation costs. During the three months ended September 30, 2011, we capitalized $0.5 million in costs associated with the development of our MicroStrategy 9.2.1 software, while no software development costs were capitalized in the same period in the prior year. Core BI research and development headcount increased 53.2% to 703 at September 30, 2011 from 459 at September 30, 2010. Angel.com research and development headcount increased 27.3% to 28 at September 30, 2011 from 22 at September 30, 2010.

Research and development expenses, before capitalization of software development costs, increased $17.2 million, or 44.1%, for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to an increase in compensation and related costs due to an increase in staffing levels, partially offset by a $1.0 million decrease in certain variable compensation costs. During the nine months ended September 30, 2011, we capitalized $5.9 million in costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software, as compared to $2.2 million in software development costs associated with the development of MicroStrategy Mobile that were capitalized in the same period in the prior year.

For the three months ended September 30, 2011, our research and development personnel were focused on the following projects: 48.6% to MicroStrategy 9.2, including MicroStrategy Mobile, 25.9% to our social media technologies, including MicroStrategy Wisdom, Wisdom for Facebook, Alert, and Emma, and 25.5% to other research and development, including new product initiatives, our Cloud services, and our Angel.com business.

Provision for Income Taxes. For the nine months ended September 30, 2011, we recorded a provision for income taxes from operations of $0.7 million that resulted in an effective tax rate of 7.1%, as compared to a provision for income taxes from operations of $9.3 million for the nine months ended September 30, 2010, that resulted in an effective tax rate of 26.5% for the nine months ended September 30, 2010. The lower effective tax rate for the nine months ended September 30, 2011 was primarily due to a decrease in income from operations before income taxes, stronger results outside the U.S. where the Company’s effective tax rate is significantly lower than its U.S. effective tax rate, a favorable settlement with the U.K. tax authority, and discrete benefits resulting from tax return to provision adjustments. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

As of September 30, 2011, we had U.S. federal net operating loss carryforwards of $9.9 million and foreign net operating loss carryforwards of $7.3 million, and other temporary differences, carryforwards, and credits, which resulted in net deferred tax assets of $24.8 million. Also, as of September 30, 2011, we had a valuation allowance of $2.7 million (after-tax) primarily related to certain foreign net operating loss carryforwards and other deferred tax assets that we have concluded are not more likely than not of being realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from operations for the period ended September 30, 2011 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $140.4 million at December 31, 2010. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of the dates indicated:

	September 30,	December 31,	September 30,
	2011	2010	2010
Current:
Deferred product licenses revenue	$11,259	$13,881	$11,613
Deferred product support revenue	125,109	129,766	114,114
Deferred other services revenue	14,376	18,136	13,052

Gross current deferred revenue and advance payments	150,744	161,783	138,779
Less: unpaid deferred revenue	(53,292)	(72,452)	(52,977)

Net current deferred revenue and advance payments	$97,452	$89,331	$85,802

Non-current:
Deferred product licenses revenue	$4,121	$3,732	$4,455
Deferred product support revenue	9,672	8,436	8,394
Deferred other services revenue	490	321	1,844

Gross non-current deferred revenue and advance payments	14,283	12,489	14,693
Less: unpaid deferred revenue	(3,244)	(4,611)	(6,264)

Net non-current deferred revenue and advance payments	$11,039	$7,878	$8,429

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The increase in net deferred revenue and advance payments as of September 30, 2011, as compared to December 31, 2010, was primarily due to an increase in the number of technical support contracts in our installed customer base. The increase in gross current deferred revenue and advance payments as of September 30, 2011, as compared to September 30, 2010, was primarily due to the increase in the number of technical support contracts in our installed customer base and an increase in the deferral of product licenses revenues for which revenue recognition criteria have not been satisfied.

We expect to recognize approximately $150.7 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2011, we had additional agreements that included future minimum commitments by our customers to purchase products, product support or other services through 2016 totaling approximately $119.0 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We believe that existing cash and cash equivalents held by the Company and anticipated to be generated by the Company are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months, and accordingly, we do not expect that we will need to borrow money to finance our operations. However, we may elect to borrow money in future periods in order to take advantage of favorable pricing in the credit markets.

As of September 30, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $27.2 million and $33.1 million, respectively, and by non-U.S. entities was $159.1 million and $141.0 million, respectively. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we elected to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $140.4 million at December 31, 2010. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

The following table sets forth a summary of our cash flows (in thousands) and percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2011	2010	Change

Net cash provided by operating activities	$32,376	$55,938	-42.1%
Net cash used in investing activities	(26,150)	(13,754)	90.1%
Net cash provided by (used in) financing activities	5,998	(81,263)	107.4%

Net Cash Provided by Operating Activities. The primary source of our net cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $32.4 million and $55.9 million for the nine months ended September 30, 2011 and 2010, respectively. We incurred net non-cash expenses of $4.0 million and $11.1 million for the nine months ended September 30, 2011 and 2010, respectively. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, receipts of insurance proceeds related to our owned corporate aircraft, and proceeds from the sale of an investment. Net cash used in investing activities was $26.2 million and $13.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2011, as compared to the same period in the prior year, was primarily due to a $17.3 million increase in purchases of property and equipment, comprised primarily of computer equipment and leasehold improvements, and a $3.7 million increase in capitalized software development costs, partially offset by the receipt of $5.7 million of insurance proceeds related to our corporate aircraft and the receipt of $3.4 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2011. Net cash used in financing activities was $81.3 million for the nine months ended September 30, 2010. The increase in net cash provided by financing activities for the nine months ended September 30, 2011, as compared to the same period in the prior year, was due to a decrease in purchases of treasury stock of $81.6 million, a $3.7 million increase in excess tax benefits from share-based compensation arrangements, and a $2.0 million increase in proceeds from the exercise of employee stock options.

Share Repurchases. On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three and nine months ended September 30, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Footnote 7, Commitments and Contingencies, of notes to Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. We also lease a fractional interest in a corporate aircraft owned and operated by a fractional interest program operator. The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2011:

	Payments due by period ended September 30,
	Total	2012	2013-2014	2015-2016	Thereafter
Contractual Obligations:
Operating leases	$154,760	$22,834	$42,408	$31,718	$57,800

Total	$154,760	$22,834	$42,408	$31,718	$57,800

Unrecognized Tax Benefits. As of September 30, 2011, we had $16.7 million of total gross unrecognized tax benefits. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of September 30, 2011, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Standards

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. This standard is effective as of the beginning of a fiscal year that begins after December 15, 2011, which for us would be January 1, 2012. We have determined that other than the change in presentation, ASU 2011-05 will not have a material impact on the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase.

As of September 30, 2011, we did not have any material investments, other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.5% and 40.2% of our total revenues for the three months ended September 30, 2011 and 2010, respectively, and 41.7% and 38.8% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2011 and 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.7% and 0.5%, respectively. The increase in exposure as of September 30, 2011 was primarily due to our increase of cash balances in non-U.S. dollar based bank accounts. If average exchange rates during the nine months ended September 30, 2011 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2011 would have decreased by 3.8%. During the nine months ended September 30, 2011, our revenues increased 3.0% as a result of a 12.0% favorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. Discovery is ongoing, and trial is scheduled for May 29, 2012. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” the Company moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also filed a motion for leave to file a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. The court has not ruled on either motion. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

In February 2010, our owned corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 14, 2010, we sent a second proof of loss statement to the USAU Group and the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and the USAU Group in the Circuit Court of Fairfax County, Virginia (the “Virginia Litigation”). The complaint seeks damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft. On March 11, 2011, the Insurance Carriers and the USAU Group filed an answer to the MicroStrategy Group’s complaint.

On October 24, 2011, the MicroStrategy Group, the USAU Group, and the Insurance Carriers entered into a Dismissal and Tolling Agreement in which the parties agreed that the MicroStrategy Group would dismiss its claims in the Virginia Litigation without prejudice and the USAU Group and the Insurance Carriers would not assert any statute of limitations, common law limitations, statute of repose, laches, or contractual limitations if the MicroStrategy Group were to re-file claims on or before September 30, 2012. The USAU Group and the Insurance Carriers also agreed to pay an additional $0.4 million to the MicroStrategy Group for reimbursement of certain expenses covered under the insurance policy for the Company’s use of replacement aircraft and for the cost of certain fees paid to a consultant to oversee the repair of the aircraft. The parties have filed an agreed order of dismissal with respect to the Virginia Litigation, which is under consideration by the court.

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

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our stock

For a number of reasons, including those described below, our operating results, revenues, and expenses have in the past varied and may in the future vary significantly from quarter to quarter. These fluctuations could have an adverse effect on the market price of our class A common stock.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine months ended September 30, 2011 and 2010; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. Similarly, we have increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially and adversely affected.

As of September 30, 2011, we had $28.9 million of deferred tax assets, net of a $2.7 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, we recently introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, inadequate return of capital, and other risks that we have not adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

If we are required to further write down the value of our owned corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

In December 2009, we took delivery of a corporate aircraft. Our balance sheet as of September 30, 2011 includes as part of property and equipment, net, an asset of $37.9 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation, and net of an aggregate $7.7 million impairment charge.

In February 2010, the aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our ability to assess the damage to the aircraft was impeded for months due to the state of the collapsed hangar. The aircraft was extracted from the hangar in July 2010. Inspections and assessments of the aircraft are ongoing to determine the full extent of the damage, including whether the aircraft is repairable at all. As the inspection and damage assessment process continues, additional information may become available that would enable us to make a more accurate estimate of the damage to the aircraft, and would help to determine whether the aircraft must be deemed a total loss. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to and including the remaining carrying value of the aircraft. We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. Alternatively, the policy will pay $50.0 million in the event that the aircraft is physically lost. Litigation with our insurance carriers may determine the amount that is recoverable under our insurance policy and the period in which we may realize any such recovery. If any future aircraft impairment charge is not offset by insurance proceeds of an equivalent amount, or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2011, transactions by channel partners for which we recognized revenues accounted for 17.0% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our products.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $165.0 million as of September 30, 2011. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $56.5 million, resulting in net deferred revenue and advance payments of $108.5 million as of September 30, 2011. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2016 totaling $119.0 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.5% and 40.2% of our total revenues for the three months ended September 30, 2011 and 2010, respectively, and 41.7% and 38.8% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. Our international operations require significant management attention and financial resources.

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

On February 14, 2011, President Obama’s administration submitted its fiscal year 2012 budget to Congress. Included in the submission were several proposals to reform U.S. tax laws, including proposals to further limit foreign tax credits and tax “excess returns” associated with the transfer of intangibles offshore. These same proposals were resubmitted to Congress on September 19, 2011 as part of the proposed American Jobs Act. It is unclear whether these proposals will be enacted or, if enacted, what the scope of the reforms will be.

From time to time, we may undertake various potential intercompany transactions and legal entity restructurings that involve our international subsidiaries. We consider various factors in evaluating these potential transactions and restructurings, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, and the long-term cash flows and cash needs of our business. Such transactions and restructurings could negatively impact our overall tax rate and result in additional tax liabilities.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, which took effect on July 1, 2011, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, and our international expansion efforts.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2011 and 2010, our top three product licenses transactions with recognized revenue totaled $9.1 million and $8.3 million, respectively, or 9.1% and 10.4% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman, President and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Chief Operating Officer. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue and lead to product liability claims against us

Software products as complex as ours may contain errors and/or defects. Although we test our products extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect upon our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyright, patent, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

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

For example, on November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the court dismissed all parties’ claims with prejudice. On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”) and requesting a meeting to discuss whether the Company would be willing to pay DAS to license the ’842 Patent. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’ motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. Discovery is ongoing, and trial is scheduled for May 29, 2012. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” the Company moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also filed a motion for leave to file a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. The court has not ruled on either motion. The outcome of this matter is not presently determinable.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 27, 2011, holders of our class B common stock owned 2,492,830 shares of class B common stock, or 75.1% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,157,168 shares of class B common stock, or 65.4% of the total voting power, as of October 27, 2011. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the nine months ended September 30, 2011, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act.

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. During the three and nine months ended September 30, 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: November 3, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of 2011 Compensation Arrangements for Named Executive Officers.* (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 000-24435) and incorporated by reference herein).

10.2	Summary of 2011 Compensation Arrangements for Non-Employee Directors.* (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
+	furnished, not filed, herewith