Form 10-K
period 2011-12-31
MICROSTRATEGY INC
filed 2012-02-17
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Delaware	1850 Towers Crescent Plaza, Tysons Corner, VA 22182	51-0323571
(State of Incorporation)	(Address of Principal Executive Offices) (Zip Code)	(I.R.S Employer Identification No.)

Registrant’s Telephone Number, Including Area Code: (703) 848-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2011 on the NASDAQ Global Select Market) was approximately $1,334.3 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 3, 2012 was 8,404,942 and 2,377,830, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy 9, MicroStrategy Business Intelligence Platform, MicroStrategy Mobile, MicroStrategy Cloud, MicroStrategy Wisdom, Emma, and Usher. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy,” the “Company,” “we,” “us,” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise indicates).

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

Overview

MicroStrategy is a global provider of enterprise software platforms for business intelligence, mobile intelligence, and social intelligence applications (apps). Our business intelligence (BI) software platform enables leading organizations worldwide to analyze the vast amounts of data available to their enterprises to make better business decisions. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability. In 2011, MicroStrategy invested significantly in a number of software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile, Cloud, and Social. These forces are reshaping companies, industries, and economies around the world. The enterprise-grade MicroStrategy BI Platform™ — in combination with the MicroStrategy Mobile App Platform™, MicroStrategy Cloud™, and the MicroStrategy Social Intelligence Platform™ — provides an integrated tool-kit for companies to create solutions that harness these forces.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions, and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy Cloud also provides the operating environment for the MicroStrategy Social Intelligence Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers.

Big Data

Our core BI platform, MicroStrategy 9™, enables users to query and analyze detailed, transaction-level databases, transforming data into business intelligence through interactive reports and dashboards. The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms. MicroStrategy 9 can be used by companies to provide their employees with timely information to make data-driven business decisions. Solutions built on the MicroStrategy platform are designed to give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers by providing insights used to manage inventory levels, analyze supply chains, and track vendor performance. A new self-service feature, MicroStrategy Visual Insight™, enables business users from across the organization to explore data and spot trends in a completely visual and code-free way, thereby eliminating some of the need for IT to create reports and dashboards for them.

Mobile

Organizations are recognizing the value of empowering their executives, workforce, suppliers, and business partners with actionable intelligence at all times, not just while they are at their desktop computers. The ability to access business information 24x7 allows for shortened decision-making time, streamlines business processes, enhances collaboration, and makes every location an office. We believe mobile business intelligence is poised to expand the business intelligence market significantly, with more people accessing more data from their mobile devices. MicroStrategy Mobile extends MicroStrategy 9 to mobile devices quickly and easily, and provides intuitive business intelligence that is optimized for the mobile device. As organizations worldwide seek to develop mobile apps that involve business intelligence, transactional, and multimedia capabilities, MicroStrategy is poised to accelerate that mobile revolution. Our enterprise-grade platform is well-suited to make mobile app development fast and easy for any organization through a combination of code-free development, as well as the integration of data, device specific formatting, security management, and other features.

Cloud

Cloud-based information technology offers significant value to enterprises and governments. It enables organizations to deploy new solutions much faster, with less capital, and with less risk. It can offer highly elastic capacity that allows organizations to support high performance even during periods of peak demand without having to over-configure their infrastructure. We believe that organizations will increasingly look to cloud-based solutions for their IT needs, either as a current requirement or as an option for the future. MicroStrategy is addressing this trend by offering its BI and Mobile App Platforms as cloud-based services in addition to our traditional form of on-premises perpetual licenses. In addition to providing our own platforms in the cloud, MicroStrategy has partnerships with several database vendors and extract, transform and load (ETL) vendors that enable us to provide their components in the MicroStrategy Cloud as well, so that we can offer a complete cloud-based solution to our customers. MicroStrategy Cloud addresses many of the considerations about data security expressed by organizations in using the cloud for their BI platform. MicroStrategy’s BI Platform architecture uses extensive “push-down analytics” that minimize the amount of data that needs to be transferred to and from the database and the BI server, making it well suited for cloud operation where customers want to keep their databases on their premises for security reasons. Moreover, MicroStrategy Cloud converts a significant capital expenditure into a simple recurring operating expense. In addition to its full BI platform for enterprises and to further promote MicroStrategy solutions, MicroStrategy also offers a free service called MicroStrategy Cloud Personal™, which allows individuals to upload data and perform visual analysis on that data using their Web browsers.

Social

Social networks are a growing phenomenon. They account for more internet usage than any other single activity. With so many consumers spending so much time in social media, organizations are expanding their spending in social media through the traditional strategies including advertising, broadcast marketing to “followers”, and social media monitoring. We believe that significant value lies in the extensive but underutilized data that resides in the social networks. By acquiring permission to access social data from each of their social network fans, organizations can use that data to provide value back to their fans through more relevant and personalized content, marketing, offers, and commerce. With a deep history and accumulated expertise in data analysis and in mobile technologies, we view the social media phenomenon as a significant opportunity. We have developed three products — MicroStrategy Gateway for Facebook, MicroStrategy WisdomTM, and MicroStrategy Alert — that are part of our Social Intelligence Platform and which can be used in different combinations by organizations worldwide to harness the power of Facebook data. All MicroStrategy social intelligence products are offered as services hosted within the same environment used by MicroStrategy Cloud.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 45 cities in 24 countries worldwide, the company is the largest independent publicly-traded business intelligence vendor as measured by annual revenue.

Industry Dynamics

Business intelligence software offers organizations the opportunity to ask and answer questions about historical and current data that has been captured but not yet fully exploited in order to monitor their business, make decisions to improve processes, and predict future behavior. Five key business needs have driven demand for business intelligence solutions:

•	Increased User Access and Scalability: In the past, dissemination of information was limited to a few power users or analysts. Now a wide range of information customers — from customer service representatives to the CEO within a company, and from customers to suppliers outside the organization — can benefit from the insight that business intelligence provides. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across an enterprise. In addition, demand for business intelligence on mobile devices is being driven by the growth of the mobile Internet and by the accelerating proliferation of mobile devices, such as the Apple iPhone® and iPad®, RIM’s BlackBerry®, and an increasing array of Android™ devices.

•

Increased Data Scalability: Increasing information generation, and in particular, the ability to capture electronically and store every business transaction and interaction, has made terabyte-size data warehouses commonplace. Such data warehouses store one trillion bytes, or one terabyte, of data. Due to very large data volumes at some organizations, such as data volumes generated by social media, data warehouses are moving into the petabyte (1,000 terabytes) range or more. While transaction-level information is now routinely captured, organizations often struggle to make productive use of such massive data stores. Organizations need to view data within its operational context — making even the most detailed information meaningful to business users. As a result, users want the ability to easily discover trends hidden in these very large databases, and verify these trends by reviewing the underlying transaction detail.

•

Improved Business Intelligence Performance: The increase in user population sizes and data volumes puts a strain on the business intelligence infrastructure. Business users expect to retrieve the information they are requesting within a few seconds or tens of seconds of making the request. Mobile devices have set this expectation even higher by increasing demand for near instantaneous responses to requests. Business intelligence administrators need to systematically monitor and tune the business intelligence environment to provide the expected service levels.

•

Improved Data Comprehension: As data volumes have increased, the growing work demands placed on business users have meant less and less time available to users to monitor and improve their businesses and make informed decisions. As a result, business users need to view the data in a summarized format and navigate to areas of concern to gain insight into any issues. Presenting the data in a highly visual format to collate, view, and explore the data improves the overall comprehension of the business and speeds up the decision-making process.

•

Increased Demand for Personalized, One-to-One Customer and/or Supplier Experience: Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences, and earn their loyalty by providing superior service, security, and convenience. In order to successfully acquire, retain, and upgrade customers, organizations need to understand their customers’ profiles, transaction history, past responses to marketing campaigns, and interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging.

A new era of mobile computing also has started to penetrate the enterprise mainstream over the last few years, bringing with it a new wave of both opportunities for and threats to organizations. Mobile computing is changing how, when, and where information is consumed and decisions are made.

Drivers of mobile computing demand include:

•

Proliferation of Powerful Mobile Smartphones and Tablets: Computers have followed a sustained trend toward greater amounts of computing power in ever smaller devices. Today, mobile smartphones and tablets deliver more computing power in the palm of your hand than a typical supercomputer generated in 1985. Improved processing power, cheaper memory, miniaturization of components, and extended battery life have all contributed to a sudden proliferation of mobile devices that provide far more than just voice and calendaring capabilities.

•	Availability of Mobile Internet-Capable Networks: Major telecommunications carriers continue to invest in expanding existing 3G networks across the globe. Wi-Fi network availability continues to expand as organizations such as businesses, city councils, airlines, and public transportation authorities provide Wi-Fi hotspots to employees, taxpayers, and customers. New 4G networks transmit data significantly faster than current 3G networks. These internet capable networks give users the power to run, or access, a myriad of applications using mobile devices.

With the current generation of smartphones and tablets, software has moved from the mainframe, to the desktop, to the user’s hand. Consumer expectations for the capabilities of these devices have increased significantly and business users expect to run their businesses on these devices the way they ran their businesses in 2009 from a laptop or desktop.

The shift to mobile computing has spawned a new model for information consumption, migrating from a browser-based web model to an application-based model. This new app paradigm delivers compelling touch-enabled applications, customized user experiences, automatically updated content, and high performing information delivery, all of which is cached for offline consumption. These capabilities have not only improved the user experience for consumers, but also have enabled business users to access their critical business information with the accuracy and speed they demand.

MicroStrategy Solution: Business Intelligence for the Whole Enterprise

MicroStrategy offers an integrated, industrial-strength business intelligence platform designed to enable organizations to consolidate business intelligence applications onto a single platform for reporting, analysis, and monitoring of real-time business information. The insight produced is actionable, allowing decisions to be implemented immediately through the platform to operational systems and other data stores. The platform provides reliable solutions with a low total cost of ownership and can be used in departmental, enterprise, or extranet deployments. The MicroStrategy BI Platform can be used to identify trends, improve operational efficiencies, reduce costs, and increase profitability. Since businesses combine information from across the enterprise, solutions built on the MicroStrategy platform give analysts, managers, and executives critical insight they need in optimizing their business operations. Integrated mobile- and web-based reporting, report delivery, and real-time alerting capabilities can enable the entire enterprise to work smarter and faster.

MicroStrategy’s BI Platform provides the functionality users need to make better business and management decisions. The MicroStrategy platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable, and easy to administer. With one platform, users are able to report, analyze, and monitor their businesses with each of the five most popular styles of business intelligence:

1.	Scorecards and Dashboards — Reports are formatted with broad visual appeal and can easily convey information “at-a-glance”. This style of business intelligence generally targets the business monitoring needs of managers and executives, and it can also be used in operational areas such as call centers.

2.	Reporting — Report formats can convey more detailed operational information than is conveyed on a scorecard or dashboard. Reports can provide critical information to all personnel across the enterprise.

3.	Online Analytical Processing (OLAP) Analysis — Slice-and-dice analysis with drilling, pivoting, page-by-page and sorting capabilities serves business users whose analytical needs exceed the content of operational reports and require a simple environment for basic exploration within a limited range of data. Our Visual Insight product, introduced in 2011, enables a new visual form of OLAP by allowing users to import local data files, and to generate dashboards and other visual analyses.

4.	Advanced and Predictive Analysis — Investigative queries can analyze data in the database down to the transaction level detail, if necessary. This style provides extensive predictive and statistical treatment of the data for customer segmentation, correlation analysis, trend analysis, financial analysis, and projections.

5.	Mobile Applications and Alerts — Information that needs to be accessed and monitored anywhere at any time requires access, alerts, and proactive reporting. This style of business intelligence targets large user populations, both internal and external to the enterprise.

Benefits

Specific benefits of MicroStrategy 9 include:

Flexibility to Report, Analyze, and Monitor. MicroStrategy 9 unifies reporting, analysis, and real-time business monitoring into one seamless experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

Industrial-Strength Business Intelligence. The MicroStrategy platform enables industrial-strength business intelligence with enterprise-caliber technology and high user and data scalability. It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment. This enterprise-caliber infrastructure allows for data scalability and user scalability with a zero footprint web product, where business intelligence can expand across and grow with the enterprise.

Easy-to-use Web Interface for Business Users. MicroStrategy 9 exposes all the sophisticated business intelligence applications to end users through an easy-to-use what-you-see-is-what-you-get web interface. This enables deployment to large user populations with minimal training. The user interface includes an array of “one-click” actions embedded throughout the interface. It uses dialog boxes, mouse-over tool tips, and undo/redo buttons to make it easy for business users to explore the software without prior training. This means users can access their business intelligence from any computer with a browser without requiring any downloads or installs.

Integration of Analysis in Every Report or Scorecard. MicroStrategy 9 makes powerful analytic capability available directly from enterprise reports and scorecards automatically. MicroStrategy 9 delivers analytic integration to reporting users in two ways. The first is by providing OLAP capabilities directly to tables embedded within report documents, allowing business users to analyze the data within the table while staying within the bigger report document. The second is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

Take Action on Insight Gained From Business Intelligence Analysis. MicroStrategy 9 helps organizations accelerate the speed and productivity of their businesses by building mobile apps and web dashboards that connect to back-end transactional systems and databases to include data entry and action-taking features, including submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources. The MicroStrategy platform interacts with relational databases using SQL and with web services using XQuery, providing great flexibility in connecting to data warehouses, datamarts, ERP datamarts, and cloud applications.

Go From Data to Insight Without IT Involvement. Visual Insight gives business users a simple, powerful, and fast way to analyze data with minimal set-up requirements. It is designed to allow business users to answer business questions on their own, avoiding the lengthy process of report specification and design. By using a variety of graphical visualizations to represent the entire analysis, users can much more easily and rapidly spot trends and outliers in large sets of data, creating a user experience that seems to unfold in real time. Users can import local data files, such as Excel spreadsheets, on their desktop and begin analysis immediately without IT intervention. These dashboards and analyses can be saved and shared so colleagues can access them and benefit from the analysis. Because Visual Insight requires only a Web browser for its user interface, enterprises can provide it to everyone in the organization as an internal software-as-a-service offering. The combination of MicroStrategy’s traditional enterprise scalability along with the Visual Insight feature brings the power of enterprise BI to the personal level, and easily extends that power to everyone in the organization.

Heterogeneous Joining of Data From Across the Enterprise. MicroStrategy 9 extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, MicroStrategy 9 can automatically join data from multiple sources in the same report. Data can come from any source accessible by MicroStrategy 9, including the data warehouse, data marts, SAP BW, Microsoft Analysis Services, IBM Cognos TM1, Oracle Essbase, and other operational system databases.

Integrating Data Mining into Mainstream Reporting and Analyses. MicroStrategy 9’s analytic engine includes predictive capabilities in every MicroStrategy report and analysis. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy 9 also includes the ability to import data mining models directly from data mining products from vendors like IBM (SPSS), Teradata, and SAS using the predictive modeling mark-up language (PMML) standard. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining ServiceTM extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts.

Support for Large Data Volumes and All Major Relational Database/Hardware Combinations. The MicroStrategy platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW. Important features of our solution in this area include:

•	SQL optimization drivers that improve performance of each major database in a customized way;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support multiple languages for international applications.

Powerful Analytics to Customer- and Transaction-Levels of Detail. We believe that MicroStrategy 9 incorporates one of the most sophisticated analysis engines available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer and transaction levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics and campaign management. MicroStrategy 9 allows the creation of highly sophisticated applications that take maximum advantage of the detail available in an organization’s databases.

Powerful Distribution Engine for Information Delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via e-mail, web, and mobile devices. The distribution engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

Strategy

Our business objective is to become the leading provider of business intelligence software and services to the largest enterprises, governments, and the largest databases and data providers in the world – whether through a license or service model, and in the growing mobile space. We also will seek to become the leading provider of CRM and marketing analytics with respect to social data residing in Facebook. The key elements of our strategy to achieve these objectives are as follows:

Marketing Strategy. Our marketing programs target six principal constituencies:

1.	Our historical base of corporate technology buyers and departmental technology buyers across FORTUNE™ Global 2000 enterprises. We also will target chief marketing officers and other marketing leaders in these companies for our social intelligence offerings;

2.	Corporate and departmental technology buyers in mid-sized enterprises, with annual revenues between $250 million and $1 billion;

3.	Government technology buyers and the vendors to the government community;

4.	Independent software vendors that want to embed analytical tools in their solutions;

5.	System integrators that have technology relationships with the largest enterprises, governments, and information-intensive businesses; and

6.	Advertising agencies that develop online marketing and advertising strategies for large corporate clients.

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation with our platform, the benefits of using our platform, and competitive differentiators. The channels we use to communicate with these constituencies include:

•	Advertising;

•	Direct e-mail;

•	Free and evaluation software;

•	Industry awards;

•	Industry events;

•	Media coverage;

•	Mobile application downloads;

•	Our website;

•	Social media;

•	Strategic partners;

•	User conferences; and

•	Word of mouth and peer references.

Technology Strategy. Our technology strategy is focused on expanding support for large information stores, improving performance and administration, enhancing our analysis capabilities, and enhancing report delivery to all commonly used devices, including mobile devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We will continue to enhance usability and visual data exploration so as to increase ease of use and functionality, and thus further decrease the need for IT intervention. We are working to further differentiate our product offerings by increasing:

•	Data Capacity — the volume of information that can be efficiently analyzed and utilized;

•	User Concurrency — the number of users that can be supported simultaneously;

•	Sophistication — the range of analytical methods available to the application designer;

•	Performance — the response time of the system;

•	Database Flexibility — the range of data sources, data warehouses, and online transaction processing databases which the software is capable of efficiently querying without modification;

•	Robustness — the reliability and availability of the software in mission-critical environments;

•	Deployability — the ease with which applications can be deployed, modified, upgraded, and tuned;

•	Personalization — the quality and sophistication of a one-to-one user experience;

•	Content Flexibility — the range of content, both structured and unstructured, that can be efficiently utilized;

•	Media Channel and Interface Flexibility — the range of media channels (including mobile devices), interface options, and display features supported;

•	Transaction Capabilities — the ability to efficiently initiate actions and transactions from mobile devices and web-based dashboards;

•

Visual Analysis and Ease of Use — ease of use and visual exploration and analysis capabilities on small to extremely large data sets, in conjunction with the enterprise capabilities also offered by our platforms;

•	Marketing Analytics — the depth and types of analysis our social intelligence offerings can perform; and

•	Social Intelligence Consumer Offerings Functionality — the usability and functionality offered.

Sales and Services Strategy. We primarily sell through our dedicated sales force, and additionally through indirect channel partners in order to increase market coverage in both domestic and international markets. We provide financial incentives for our indirect channel partners to market and distribute our products and services. We also offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software. Furthermore, we offer a wide range of services that provide support in the discovery, planning, development, and deployment stages of a MicroStrategy product or service.

Products

Among a broad portfolio of innovative software products, we offer a core integrated business intelligence platform, known as MicroStrategy 9, which is designed to enable businesses to make more effective business decisions.

MicroStrategy 9

MicroStrategy 9 was made generally available in the first quarter of 2009. MicroStrategy 9 delivers technology and features designed to:

•	Extend enterprise BI with enhancements for greater scalability, performance, and efficiency;

•	Enable rapid development and deployment of departmental BI applications; and

•	Provide a seamless consolidation path from departmental BI to enterprise BI.

MicroStrategy 9 Product Releases. MicroStrategy’s latest release of MicroStrategy 9 (MicroStrategy 9 Release 7) was made generally available on December 30, 2011. This release follows a number of releases throughout the year, including MicroStrategy 9 Release 5 in June 2011 and MicroStrategy 9 Release 6 in September 2011.

MicroStrategy 9 Release 5 introduced a new product, MicroStrategy Transaction Services™, which helps companies accelerate the speed and productivity of their businesses by building mobile apps that connect to back-end transactional systems and databases. As an integral component of the MicroStrategy BI Platform, MicroStrategy Transaction Services allows mobile apps and web-based dashboards to include action-taking features, such as submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources. Using either SQL for database transactions, or XML for web services applications, thousands of user transactions can be stored, triggering new business processes, reallocating resources, and accelerating business activity.

With MicroStrategy’s web-based design tools and MicroStrategy Transaction Services, transactional apps are easy to develop. No coding is needed to assemble app interfaces that enable data input. Users can design apps using a range of flexible input controls, including text boxes, calendar and time pickers, sliders, on-off switches, and dropdown lists. App designs are stored in MicroStrategy’s metadata repository and are accessible via web-based editors. A separate transaction report manages the write-back, allowing the app design to be reused in multiple mobile apps. Furthermore, MicroStrategy’s simple, click-to-configure application assembly enables companies to build mobile front-ends to existing transactional applications that may have little or no BI content.

MicroStrategy 9 Release 5 also enhanced mobile apps by allowing organizations to embed multimedia to enrich the value of their enterprise mobile apps with how-to videos, guides, and manuals to equip their mobile workforce with any type of information they need, and the tools to understand and act on that information. Companies are also using multimedia in mobile apps to deliver the latest promotional videos, commercials, and product endorsements directly onto their customers’ mobile devices. MicroStrategy Mobile supports displaying videos, graphics, books, brochures, and web content. A built-in PDF reader and in-app connections to email and a browser allows users to return to the same place in the app after viewing the multimedia content. Changes to content are automatically updated in the app without any need to compile and publish the content.

MicroStrategy 9 Release 6 introduced support for MicroStrategy Mobile on Android devices, enhanced the MicroStrategy Mobile Server™, and added a new Mobile client for Android devices. MicroStrategy Mobile for Android further extends MicroStrategy Mobile to mobile users, and enables customers to design an app that is deployed to multiple operating systems on multiple devices.

MicroStrategy 9 Release 7 further enhanced MicroStrategy’s Mobile App Platform and its set of app design capabilities around business intelligence, transactions, and multimedia.

MicroStrategy 9 is comprised of the following product components:

MicroStrategy Intelligence Server™. MicroStrategy Intelligence Server is the foundation for our business intelligence platform. We believe that MicroStrategy Intelligence Server is the most advanced business intelligence server available in the market, capable of answering highly sophisticated business questions. Its robust ROLAP technology enables organizations to conduct large-scale product affinity and product profitability analyses, research customer preferences through sales, contribution and pricing analysis, and compare present and historical customer retention data with forecasting and trend metrics. MicroStrategy Intelligence Server generates highly optimized queries through its very large database drivers, enabling high throughput and fast response times.

MicroStrategy Intelligence Server has been built with the scalability and security required for analysis of multi-terabyte databases and can be deployed to thousands of users. It contains specific optimizations for all major relational databases and multi-dimensional databases, such as SAP BW, and includes the load distribution, prioritization, and system tuning capabilities demanded by large-scale implementations.

MicroStrategy Intelligence Server contains an analytic engine with over 290 different mathematical, financial, and statistical data mining functions with the flexibility for further function extensions. MicroStrategy Intelligence Server combines the power of its analytic engine with the scalability of a relational database to perform complex data analysis with maximum efficiency.

MicroStrategy Intelligence Server is designed to be fault-tolerant to help ensure system availability and high performance. MicroStrategy Intelligence Server provides an array of enterprise management tools, such as caching and query prioritization, which helps to maintain disparate and diverse user communities. Administrators can automate the dynamic adjustments of system and user governing settings to smooth the database workload and help ensure the high performance that large user communities require. MicroStrategy Universal Option is an add-on that enables MicroStrategy Intelligence Server to run on 64-bit UNIX and Windows platforms for even greater performance.

MicroStrategy Report Services™. MicroStrategy Report Services is the reporting engine of the MicroStrategy BI Platform that delivers production and operational reports, managed metrics reports, and interactive, actionable dashboards. The what-you-see-is-what-you-get design capabilities on the web provide the precision necessary to deliver these reports with desktop publishing quality and drag-and-drop simplicity. Users can create reports using intuitive design features without programming or outside help.

MicroStrategy’s Dynamic Enterprise Dashboards™ combine advanced data visualization and animation with MicroStrategy’s industrial strength BI Platform to deliver highly intuitive information dashboards that yield greater business insight than traditional graphs and grids. Business users can intuitively flip through many different perspectives of corporate performance without ever leaving the dashboard, allowing them to quickly and easily identify problems and diagnose root causes.

MicroStrategy OLAP Services™. MicroStrategy 9 combines the speed and interactivity of multi-dimensional OLAP analysis with the analytical power and depth of relational OLAP. MicroStrategy OLAP Services is an extension of MicroStrategy Intelligence Server that allows MicroStrategy Web™ and MicroStrategy Desktop™ users to manipulate in-memory Intelligent Cube databases. End users can add or remove report objects, add derived metrics, modify filtering criteria, and group data rows, all with superior response time against Intelligent Cubes. MicroStrategy OLAP Services enables full multi-dimensional OLAP analysis within Intelligent Cubes, while retaining the ability of users to seamlessly drill through to the full breadth and depth of the data warehouse. Included in MicroStrategy OLAP Services is MicroStrategy’s web-based data import feature, which allows business users to import data directly from their desktop computers as Intelligent Cubes for visual analysis and sharing with others.

MicroStrategy Web. MicroStrategy Web is a proprietary, zero-footprint, browser-independent web interface providing query, reporting, and analysis through a platform-independent architecture. MicroStrategy Web’s interface provides a familiar look and features drag-and-drop report creation, one-click tool bars, dialogue boxes, spreadsheet formatting, advanced printing and exporting, and right-click menus for drilling, pivoting, and sorting. All of this is accomplished without ActiveX, Java Applets, or client-side installations or downloads, helping to ensure the highest levels of security.

MicroStrategy Web provides users with a highly interactive environment and low-maintenance interface for reporting and analysis. Using this intuitive web solution, users access, analyze, and share corporate data. MicroStrategy Web provides ad hoc querying, analysis, quick deployment, and rapid customizability, making it even easier for users to make informed business and management decisions on virtually any web browser.

The MicroStrategy Web Universal Option™ is an add-on to MicroStrategy Web that adds the benefit of working with all major operating systems, application servers, and web servers in 32-bit and 64-bit modes.

MicroStrategy Distribution Services™. MicroStrategy Distribution Services provides high-volume, high-performance, automated report and dashboard distribution via email, file servers, and networked printers. From small departments to enterprise-wide BI deployments, MicroStrategy Distribution Services can deliver business performance reporting to tens or tens of thousands of people. MicroStrategy Distribution Services places control over information distribution into the hands of the business user. Business users can subscribe themselves or others to receive reports or dashboards on a schedule, event, or alert basis, all without any assistance from IT administrators. Notably, business users can set up their own “personal alert” conditions that, when met, will trigger report or dashboard distributions. With personal alerts, MicroStrategy Distribution Services monitors business performance for the business user, helping to ensure that the latest critical information promptly reaches key decision-makers.

MicroStrategy Office®. MicroStrategy Office lets every Microsoft Office user create, run, edit, and format any MicroStrategy report directly from within Microsoft applications such as Excel, PowerPoint, and Word. MicroStrategy Office is designed using Microsoft.NET technology and accesses the MicroStrategy BI Platform using XML and web services. MicroStrategy Office gives business users open and straightforward access to the full functionality of the MicroStrategy platform — all from familiar Microsoft Office applications. MicroStrategy Office serves as a Microsoft add-in, with MicroStrategy functionality expressed as a single tool-bar in Microsoft.

MicroStrategy Desktop. MicroStrategy Desktop is the BI development environment in the MicroStrategy platform, providing users with access to data through powerful analytical applications. These BI applications can help address any business problem or process in order to make cost-cutting decisions and improve business performance. Within MicroStrategy Desktop’s intuitive Windows-based interface, users can interactively build reports, retrieve, and display formatted results, and navigate through information to areas of interest. Data investigation is extended through drilling, pivoting, and data slicing. Although MicroStrategy Desktop is a comprehensive development and reporting interface, it can also be customized for different users’ skill levels and security profiles.

MicroStrategy Architect™. MicroStrategy Architect is the MicroStrategy 9 product in which data sources are modeled through an intuitive graphical user interface. MicroStrategy Architect provides a unified environment for creating and maintaining business modules and their relations to underlying data for business intelligence applications. MicroStrategy Architect is highly automated and is based on an open, flexible architecture, which can greatly reduce the cost and time required to implement and maintain systems.

MicroStrategy SDK™. MicroStrategy SDK is a comprehensive development environment that enables integration of MicroStrategy 9 features and functionality into any application on multiple platforms, including Windows-, Linux-, and UNIX-based systems using a Java-based web API. Through sample code, documentation, and reference guides, the MicroStrategy SDK enables an application developer to quickly learn to use the APIs to implement easy-to-use web reporting and powerful business intelligence applications. All API interfaces within the MicroStrategy SDK reflect XML architecture. MicroStrategy SDK’s Portal Integration Kit™ includes pre-built samples for embedding MicroStrategy 9 analysis into a corporate portal. MicroStrategy SDK’s Web Services Development Kit™ provides sample code that enables MicroStrategy 9 functionality to be accessed via standard web services.

MicroStrategy Integrity Manager™. MicroStrategy Integrity Manager automatically compares and verifies the consistency of reports as changes are made to the BI ecosystem, and then highlights issues and discrepancies to monitor the overall reliability of the BI content used by business decision makers. MicroStrategy Integrity Manager reduces the need for resource-intensive manual testing by comparing versions of reports after system updates and throughout the BI development cycle, thereby automating report regression testing. Data inconsistencies can be captured much sooner in the development cycle, saving time in report testing, end-user support, and issue resolution.

MicroStrategy Command Manager™. MicroStrategy Command Manager automates MicroStrategy administrative tasks and allows administrators to build, test, and execute automated scripts to complete administrative tasks faster, more reliably, and with minimal IT resources. Compatible with the Windows, UNIX, and Linux operating systems, the MicroStrategy Command Manager development console provides hundreds of pre-built script outlines that can be easily modified to automate manual tasks. Scripts can be scheduled to run at specific times and can be triggered by third-party software to increase the value of all products. Multiple scripts can be combined into one or more procedures, which can affect multiple users and objects, eliminating unnecessary work and further automating administrative tasks.

MicroStrategy Enterprise Manager™. MicroStrategy Enterprise Manager provides pre-built reports and dashboards that comprehensively monitor all MicroStrategy user and system activity. Project managers, system administrators, and report developers can achieve a detailed understanding of their BI system by monitoring system, user, and group activity in order to optimize and tune the BI system performance and resource utilization.

MicroStrategy Object Manager™. MicroStrategy Object Manager allows administrators to manage disparate and distributed environments for change management, versioning, and internationalization from a single interface. MicroStrategy Object Manager gives administrators a holistic view of an object’s lifecycle as it is migrated from a development environment to a production environment. Whether objects are migrated from a testing environment to a production environment or the entire system is upgraded, MicroStrategy Object Manager helps ensure that object definitions are consistent and accurate across all environments. It provides full object lifecycle management from development and testing, to production and even deployment to users in multiple countries and speaking disparate languages.

MicroStrategy MultiSource Option™. MicroStrategy MultiSource Option allows users to seamlessly report, analyze, and monitor data across multiple data sources. With MicroStrategy MultiSource Option, BI architects and developers can build a single multidimensional model spanning multiple data sources including data warehouses, data marts, operational databases, departmental databases, and multi-dimensional databases (MDDBs or OLAP Cube Databases). Since MicroStrategy MultiSource Option is transparent to users and developers, each can benefit from a unified view of the business, regardless of the underlying data stores. MicroStrategy MultiSource Option represents the next logical evolution of MicroStrategy ROLAP technology, extending its scalability, analytical depth, and query performance to heterogeneous data source environments.

MicroStrategy Transaction Services. MicroStrategy Transaction Services is a plug-in extension to Intelligence Server that provides write-back capabilities from MicroStrategy Report Services™ documents. The predominant use is in mobile BI apps, although the plug-in also works from Web-based DHTML documents. It writes-back to ERP and other operational systems via Web services using xQuery, and to databases via freeform SQL. MicroStrategy Transaction Services provides users the flexibility of designing their own freeform transaction reports and hand-picking the data to perform each transaction. MicroStrategy Transaction Services allows users to perform any of the following three actions: update existing data, insert new information, or delete existing records.

MicroStrategy Clustering Option™. MicroStrategy Clustering Option is a plug-and-play add-on to Intelligence Server that allows a group of MicroStrategy Intelligence Servers running on separate machines, called nodes, to work together as a single logical system. This provides high availability and high performance for heavily-loaded, mission-critical business intelligence systems. Different BI applications can be loaded onto different Intelligence Server nodes enabling more control of the available hardware resources.

The Intelligence Server nodes communicate with each other in a peer-to-peer relationship so that each node maintains a backup of the other nodes, and information about the jobs, report caches, and cubes created and maintained by the other nodes. If any node fails, the other active nodes can take over the work of the failed node.

The workload from MicroStrategy Web, Mobile, Office, and Distribution Services is distributed across the Intelligence Server nodes in a cluster. New user sessions are allocated to the node with the lightest workload based on the current session load on each node. Balancing factors can be applied to different nodes depending on the hardware resources of each node.

MicroStrategy Mobile

MicroStrategy Mobile, a platform that enables the development of information-driven mobile apps, has been available for the BlackBerry since September 2007, for the iPhone and iPad since June 2010, and for Android devices since September 2011.

MicroStrategy’s Mobile App Platform helps organizations build, deploy, and maintain information-driven mobile apps by speeding app development and reducing costs. Through a combination of a code-free integrated development environment, and the integration of data manipulation, device interactivity, security management, and other development features, MicroStrategy makes mobile app development fast and easy.

MicroStrategy’s platform focuses on delivering three core capabilities so our customers can build compelling and impactful information-driven mobile apps: business intelligence, transactions, and multimedia.

Embed Business Intelligence into Mobile Apps. MicroStrategy Mobile makes it easy to extend graphs, grids, enterprise reports, and information dashboards to the iPhone, iPad, Android, and BlackBerry. Mobile Business Intelligence is a logical extension of traditional Business Intelligence but requires even higher performance and the ability to serve even larger user populations. MicroStrategy’s architecture is engineered to provide the speed and scalability necessary to support the escalating demands of mobile BI applications.

By leveraging the user-friendly features of the iPhone and iPad, MicroStrategy Mobile provides intuitive business intelligence that is optimized for the mobile user, including:

•	Integrated Mapping: MicroStrategy Mobile offers out-of-the-box integration with Google MapsTM for easy visualization of geospatial data and rapid location identification.

•	Multi-touch: MicroStrategy Mobile leverages multi-touch gestures, such as swipe, tap, flick, and rotate, to ease data navigation for users.

•	BI-specific Gestures: MicroStrategy Mobile includes specialized data gestures, such as drilling and paging, that extend native touchscreen functionality to enhance data exploration.

•	App Integration: App functionality can be extended by directly integrating with other on-device apps.

•

Sensor-based Query: MicroStrategy Mobile is integrated with on-device sensors, such as GPS receivers, accelerometers, and bar code readers, to accelerate query speed and relevance. For example, where a GPS-enabled mobile device is able to determine the user’s location using its native GPS receiver, MicroStrategy Mobile can utilize that information without the need for the user to manually enter the user’s location.

•

Advanced Data Visualizations: Touch-optimized advanced data visualizations built to dynamically render data in a range of compelling ways. These visualizations can easily be incorporated into any app or workflow.

Embed Transactions into Mobile Apps. With MicroStrategy Transaction Services, MicroStrategy enables the production of transactional mobile apps. Transaction Services enables apps to submit data to data sources using either xQuery for Web Services and SQL for database transactions. A wide range of input types are available to build transactions into app templates and workflows, such as text inputs, number inputs, calendar, camera, GPS, switches, steppers, and sliders. Additionally, touch-optimized transactional widgets are available to enable pre-designed input capabilities to be integrated with the organization’s workflows.

MicroStrategy 9 Release 7 includes capabilities allowing transactions to be processed while the device is in an offline state. When offline, MicroStrategy Mobile queues transactions and then submits them when the device is next online.

Organizations can enable anywhere, anytime product selling and service engagement with MicroStrategy’s transactional mobile apps. Transactional mobile apps deliver low cost sales channels, location-based services, transparent pricing, and immediate gratification. Transactional enterprise apps enable employees to use mobile software to drive their businesses and communicate decisions immediately. These apps replace disconnected and analog decision processes with in-context digital transactions. Whether it is request processing, order management, or data collection, transactions enable mobile approval, denial, editing, updating, and turning insights into actions.

Embed Multimedia into Mobile Apps. MicroStrategy provides the tools to integrate multimedia content into apps alongside business intelligence data and transactional inputs. Using either our multimedia widget, or by linking to multimedia content, MicroStrategy allows app designers to easily place multimedia onto the template and into the app workflows. Multimedia content can be linked to from dynamically generated grids and graphs, or static objects, such as images and icons. MicroStrategy Mobile provides the app designer with a range of integrated capabilities so that the multimedia content can be consumed by the user without leaving the MicroStrategy app experience. Whether using the in-app PDF viewer, the in-app browser, or the in-app email and contact interface, once the user closes the multimedia content the application remains within the MicroStrategy Mobile app instance. HTML Containers provide app designers with a highly flexible tool for embedding any HTML content into the app as per their specifications. Additionally, access to ePub documents is optimized so the user chooses the application in which to consume the ePub format.

MicroStrategy 9 Release 7 includes the multimedia widget, which is dynamically driven by a connection through the MicroStrategy Server, to either a Web Services or WebDAV unstructured folder location. The multimedia content is sourced securely into the multimedia widget. This widget is placed on any MicroStrategy document as part of a mobile app. Users can then access the multimedia content through the widget, including downloading the content for offline availability.

MicroStrategy Mobile inherits the core strengths of MicroStrategy 9 to provide an enterprise-grade foundation for mobile applications, including:

•

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

•

Comprehensive Security: Security is one of the highest concerns of enterprises using mobile devices. MicroStrategy Mobile is designed to help ensure the privacy and security of data, even when the devices leave the four walls of the enterprise. Device data wiping can automatically wipe all of the BI application’s data stored on the device every time the app is closed or the device is locked or powered off. Transmission encryption protects data in-flight from eavesdropping, and data encryption enables encryption of the data resident on the server to protect against penetration attacks for mobile BI apps.

•

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

MicroStrategy Mobile includes multiple enhancements to memory management, scalability, and performance, and support for iOS5 for both its iPhone and iPad mobile clients. Written in Objective-C, the new MicroStrategy visualizations include animations that provide easier viewing and data interaction. MicroStrategy Mobile now supports RSS feeds on the iPhone, allowing mobile apps to incorporate external data feeds. On the iPad, MicroStrategy Mobile offers three new visualizations: integration with Google Maps, animated and interactive time series graphs, and highly compact micro-charts that condense volumes of information into a small screen space.

Product Support and Other Services

MicroStrategy Technical Support

MicroStrategy Technical Support provides a diverse set of support options to meet the needs of customers and projects and offers product upgrades when available. Product experts help support MicroStrategy implementation across the development, test, and production environments. Support offerings include access to our highly skilled support team during standard business hours, around the clock access to our online support site, and options to secure dedicated technical support at any time of the day. Technical support services are provided to customers for a maintenance fee, which is charged in addition to the initial product license fee.

MicroStrategy Consulting

MicroStrategy Consulting offers customers a broad range of business intelligence and data warehousing expertise gathered from helping thousands of customers across diverse industries implement departmental, enterprise, and extranet applications across various types of databases. MicroStrategy consultants identify the optimal design and implementation strategy that includes detailed business requirements, user interface requirements, and performance tuning. By leveraging our best practices, strategic vision, project planning, and platform expertise, we assist customers’ technical staff in completing projects and developing solutions that business users will most easily adopt.

MicroStrategy Education

MicroStrategy Education offers role-based, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ internal staff, or standard course offerings, MicroStrategy’s Education consultants develop an ongoing education program that helps meet our customers’ specific business needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers, analysts, and business users. MicroStrategy offers the Perennial Education Pass Program, which is an annual program that allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses.

MicroStrategy Cloud

MicroStrategy Cloud is a cloud-based business intelligence platform-as-a-service that has been architected and optimized for large data volumes, high concurrency, and high performance. Subscribers have unlimited access to the full suite of MicroStrategy BI technology for reporting and analysis, enabling users to tap into enterprise data from their desktop or mobile device, improving insight and business decision making. MicroStrategy Cloud also offers optional database services available in pre-integrated and optimized configurations to meet a range of price and performance requirements. Additionally, optional data integration services enable customers to access, extract, transform and load their data from on-premises and cloud-based data sources to the MicroStrategy Cloud.

Service options for MicroStrategy Cloud range from a highly cost-effective base service to a high performance enterprise service that leverages dedicated warehouse appliances and supports high performance analytics on hundreds of terabytes of data. Database services are based on software or appliance offerings from a variety of best-of-breed vendors, including IBM Netezza, ParAccel, and Teradata. Optional data integration services are based on technology from Informatica and feature a range of options from cost-effective data extraction to high throughput, parallel data loading capabilities. These data integration services enable MicroStrategy Cloud to access data from on-premises or cloud-based data sources through a variety of out-of-the box connectors. MicroStrategy Cloud also provides 24x7 customer support, monitoring, and infrastructure management as part of its base service.

MicroStrategy Cloud can accelerate BI application development and deployment, which speeds customer time to market, increases return on IT investment, and creates competitive advantage. Benefits of MicroStrategy Cloud include:

•	Elastic and Scalable. MicroStrategy Cloud is designed to scale dynamically in response to customer demand, from tens of users to multiple thousands of users.

•

Multiple Data Source Options. MicroStrategy Cloud customers can connect directly to their on-premises or cloud-based data sources via MicroStrategy’s multisource capabilities. In addition, customers can opt to build and host their own database on the MicroStrategy Cloud through integrated database and data integration options.

•

Managed Environment. MicroStrategy Cloud is configured, optimized, and maintained by MicroStrategy, so organizations no longer have to worry about provisioning hardware, tuning the architecture, or upgrading software.

•

High Performance. MicroStrategy Cloud is a tightly integrated, highly optimized environment that combines the latest hardware and software from best-of-breed vendors. This world-class infrastructure is continuously monitored and optimized by an elite team of performance specialists.

•

Accelerated Time to Market. Developing a large-scale BI infrastructure is typically a multi-year project that is a significant operational and financial undertaking. MicroStrategy Cloud eliminates many inefficient and error-prone processes related to planning, architecting, sourcing, contracting, budgeting, hiring, training, installing, testing, deploying, and more. New customer-specific MicroStrategy Cloud environments can be made available in 48 hours.

•

Highly Secure. MicroStrategy Cloud services are designed to deliver high levels of security and operational control. The MicroStrategy Cloud architecture leverages secure virtualized BI environments, data encryption, hardened network infrastructure including secure customer VLANs, and multilayer authentication and access control to help secure customer information. Operational processes are managed via an adaptive control framework that maps to various industry standards. Physical hardware environments are maintained in SSAE 16 compliant cloud-based facilities with layered physical security and multi-factor access control.

•

Cost Effective. MicroStrategy Cloud is designed to be highly cost effective over the lifecycle of each customer project. Subscribers only pay for the services they consume each month, so it is easy for organizations to start small and grow their implementation over time. Pricing is based on customer configuration and sizing.

•

Global Capacity. MicroStrategy Cloud services are hosted from co-located data center facilities worldwide. Current data center locations include Ashburn, VA; Chicago, IL; and London, UK. MicroStrategy is actively developing additional data center options in North America, Europe, Latin America, and Asia Pacific and expects to significantly expand data center capacity in 2012 to support growing global demand for Cloud services.

MicroStrategy Cloud Personal

MicroStrategy Cloud Personal is a free software-as-a-service BI offering built and hosted on the MicroStrategy Cloud. It enables any user to upload Excel spreadsheet data, create rich data visualizations with just a few clicks, and share powerful insights with colleagues or friends in a matter of minutes. MicroStrategy Cloud Personal offers a limited subset of MicroStrategy BI functionality that showcases our latest innovations — MicroStrategy Cloud, Visual Insight, and Mobile. Users can spot trends, identify outliers, and uncover insights that lay buried in their data, then share their findings via email or on a mobile device, or publish them to an unlimited audience via Facebook, Twitter, blogs, and more. Cloud Personal is intended to expand awareness of MicroStrategy’s BI capabilities, enable new audiences to experience MicroStrategy technology, and generate new business opportunities for MicroStrategy software and Cloud services.

MicroStrategy Social Intelligence

MicroStrategy entered the market for social intelligence in 2011 with several offerings aimed at capitalizing on the growing market of Facebook-compatible applications. MicroStrategy’s social intelligence offerings fall into two categories — Enterprise Social Intelligence and Consumer Social Intelligence. Enterprise Social Intelligence includes MicroStrategy Gateway for Facebook, MicroStrategy Wisdom, and MicroStrategy Alert, and is marketed and sold to enterprises either separately or as an integrated suite. Consumer Social Intelligence includes Wisdom for Facebook, Alert for Facebook, Emma TM, and Usher TM, and is offered as free apps for consumers. Except for the free client-side code on iPhone, Android, and Web platforms, all MicroStrategy social intelligence offerings are cloud-based services.

Enterprise Social Intelligence Offerings

MicroStrategy Gateway for Facebook. Gateway provides high-capacity connectivity between enterprise IT environments and Facebook’s social graph using Facebook’s open APIs. Gateway provides Facebook connectivity to Facebook-compatible applications that have acquired the permission from their users to access their Facebook data. Gateway can simplify the data access operations of Facebook-compatible applications by allowing Facebook data to be stored in a relational format, which is often more familiar to IT professionals and is more compatible with enterprise IT policies and procedures. Data retrieved and relationalized by Gateway can also support a wide range of rich analytical queries characteristic of relational databases, thus helping enterprises to build “smarter” Facebook applications. MicroStrategy Gateway for Facebook was released in July 2011.

MicroStrategy Wisdom. MicroStrategy Wisdom is an analytic application built on MicroStrategy’s BI Platform that owners of Facebook-compatible applications can use to segment and analyze their Facebook application user populations. Wisdom takes data retrieved using Gateway technology, converts it into a data warehouse format, and provides analytic dashboards to analyze the data. MicroStrategy Wisdom was released in December 2011.

MicroStrategy Alert. MicroStrategy Alert is a Facebook-compatible application for marketing and e-commerce. It helps companies and brands extend the effectiveness of their Facebook pages in two ways. First, it extends the native Facebook page functionality to include promotions and VIP features that help engage Facebook fans. Second, it extends Facebook page content and Alert functionality to mobile devices, including both the iPhone and Android smart phones. Alert is also available as a Facebook-compatible Web application. MicroStrategy Alert was released in July 2011.

Consumer Social Intelligence Offerings

Wisdom for Facebook. Wisdom for Facebook is a consumer application that leverages Facebook profiles of Wisdom users and their Facebook friends to deliver insights derived from their Facebook likes, interests, and preferences. Wisdom allows users to tap into the “wisdom of the masses” by tallying the interests of large populations while keeping all information aggregated and anonymous. Wisdom allows users to filter the contributing population so that demographics and interests of specific groups can be viewed and analyzed. Wisdom for Facebook was released in April 2011 and is available for the iPhone and iPad, and as a Facebook Web application.

Alert for Facebook. Alert for Facebook is a Facebook-compatible consumer application that is a convenient mobile Facebook Page reader. It was released in July 2011 and is available on the iPhone and Android smart phones. This consumer application acts as the mobile user interface for the MicroStrategy Alert enterprise software product, which companies can use to deliver content to their fans.

Emma. Emma is a Facebook-compatible consumer application that provides an electronic marketplace for goods, services, and social activities. Emma was released in July 2011 on the iPhone. Emma is a “friendly marketplace” because it allows participants to exchange Facebook profiles prior to executing a transaction so each party can “know before you go” into a transaction with another party. The profile exchange is an important safety feature that helps distinguish Emma from other electronic marketplaces.

Usher. Usher is a Facebook-compatible consumer application that allows users to set up and manage Facebook events. Usher includes functionality to set up Facebook events, issue invitations to select groups, and to manage the ticketing and entrance process, all from a smartphone. Usher was released in November 2011 and is available on the Apple App Store for the iPhone.

Angel.com

We also have a non-core business, Angel.com, which is a provider of cloud-based customer experience management (CEM) solutions, including Caller FirstTM interactive voice response and contact center solutions. Angel.com offers a fully hosted cloud-based software solution which allows companies to improve the way they interact with their customers. Angel.com’s service offerings use MicroStrategy’s BI Platform to allow drill-down reporting for analysis and understanding of call data and voice interactions.

Alarm.com

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

Customers

MicroStrategy customers include many of the leading companies from a diverse group of industries, including retail, communications, financial services, insurance, pharmaceutical and healthcare, manufacturing, technology and Internet, consumer goods, and government and public services.

Below is a representative list of companies and organizations that use the MicroStrategy BI Platform:

•

Retail: Burlington Coat Factory, Cabela’s, The Container Store, Giant Tiger, GUESS?, Limited Brands, Lowe’s Companies, Pacific Sunwear, Panda Restaurant Group, P.F. Chang’s China Bistro, Speedway LLC, Staples, Starbucks, and Whole Foods Market.

•	Communications: Belgacom Group, British Sky Broadcasting Group, Golf Channel, and KT.

•	Financial Services: ABN AMRO Bank, Banco Bilbao Vizcaya Argentaria, Banco Espirito Santo, Bank of Montreal, Banking & Trust Company, Crédit Agricole Technologies, Scotiabank, and Société Générale.

•	Insurance: Aetna, GEICO, Grange Insurance, Nationwide Mutual Insurance Company, Pacific Life Insurance, and Royal & Sun Alliance Insurance Company of Canada.

•

Pharmaceutical and Healthcare: Blue Cross and Blue Shield of Kansas City, Canadian Institute for Health Information, Boehringer Ingelheim, Cancer Care Ontario, Dana-Farber Cancer Institute, Emory Healthcare, Novation, Premier, Wyeth Pharmaceuticals, and Upsher-Smith Laboratories.

•

Manufacturing: Cardinal Glass Industries, Dell, General Motors, HD Supply, Interstate Batteries, Jabil Circuit, Michelin North America, Nagase, Philips Electronics, Sanmina SCI Corporation, and Wilton Industries.

•	Technology and Internet: Ancestry.com, CBS Interactive, Classmates Online, eBay, Edmunds.com, eHarmony, Groupon, Jetsetter, LinkedIn, McAfee, MySpace, Priceline, QVC, and Yahoo!.

•	Consumer Goods: Chiquita Brands, Danone, Diageo, Herbalife International of America, McCain Foods, Republic National Distributing Company, and Skechers USA.

•

Government and Public Services: Centers for Medicare and Medicaid Services, Corporation for National and Community Service (CNCS), Court Services and Offender Supervision Agency (CSOSA), Department of Energy, Department of Homeland Security, Department of Housing and Urban Development, Department of Veterans Affairs, National Aeronautics and Space Administration, National Institutes of Health, Social Security Administration, U.S. Air Force, U.S. Army, U.S. Navy, U.S. Department of Defense, U.S. Department of Education, and U.S. Postal Service.

Customer Deals from 2011

Blue Cross and Blue Shield of Kansas City

Blue Cross and Blue Shield of Kansas City is the largest commercial health insurance provider in the Kansas City area, offering products and services to nearly one million members. Blue Cross and Blue Shield of Kansas City chose MicroStrategy as its new enterprise business intelligence solution to more effectively analyze its operational, clinical, and customer metrics. MicroStrategy will be used to provide consistent reporting and analytics, enabling Blue Cross and Blue Shield of Kansas City to uncover new revenue streams, enhance provider programs and incentives, and reduce healthcare costs while improving quality of care. Blue Cross and Blue Shield of Kansas City selected MicroStrategy for its leadership in the business intelligence industry, healthcare expertise, low total cost of ownership, high performance at scale, and superior visualization capabilities.

Groupon

Groupon is the original daily deal site offering discounts to 70 million subscribers in more than 500 markets across the world. Groupon will use MicroStrategy to analyze its daily deals and gain a deeper understanding of consumer behavior by examining the types of goods and services purchased, discounts offered, location, and purchaser demographics. The MicroStrategy-based reports and dashboards will give Groupon visibility into trends that can help to optimize and maximize the deals for improved performance. Groupon relies on a leading edge data infrastructure, including Hadoop and a cloud-based BI architecture, to deliver data at a rapid pace while still managing large amounts of data. MicroStrategy’s ability to leverage these technologies will help enable Groupon to quickly and reliably deliver data insights across the company.

Jabil Circuit

With more than 100,000 employees and facilities in 22 countries, Jabil Circuit is an electronic product solutions company providing comprehensive electronics design, manufacturing, and product management services to global electronics and technology companies. A MicroStrategy customer since 2009, Jabil Circuit uses MicroStrategy for a broad range of BI applications, including finance, operations, sales and merchandising, marketing, and supply chain analyses. A recent expansion of MicroStrategy licenses allows Jabil Circuit to monitor the usage and productivity of its MicroStrategy BI infrastructure across the enterprise. Jabil Circuit selected MicroStrategy for its ease-of-use, integrated platform, Web interface, and self-service infrastructure, which helps the company quickly address its reporting needs.

LinkedIn

LinkedIn, the world’s largest professional network on the Internet, recently expanded its agreement with MicroStrategy. With more than 100 million members worldwide, including executives from every Fortune 500 company, LinkedIn relies on MicroStrategy to access the company’s massive data warehouse and understand how its website is performing. MicroStrategy-based advanced analytics data also helps LinkedIn identify customer behavior and intraday trends, as well as monitor and evaluate key performance measures such as page views, registrations, invitations, and product usage.

Nagase

Nagase, a leading global source of products and services for chemicals, plastics, electronics, and healthcare, selected MicroStrategy for enhanced reporting and analytics. MicroStrategy will be used by Nagase executives and the sales and finance teams located at 20 offices across Japan as well as outside the country. Nagase selected MicroStrategy for its ability to seamlessly report on, analyze, and monitor data contained in SAP BW. In addition, Nagase chose MicroStrategy for its ease-of-use, scalability, and strong reputation as a global business intelligence provider.

Pacific Sunwear

Pacific Sunwear, with headquarters in Anaheim, California, is a leading specialty retailer with more than 800 stores in 50 states and Puerto Rico. Pacific Sunwear employees, including executives, merchants and planners, rely on MicroStrategy dashboards to analyze key merchandise sales and inventory metrics, and make real-time business decisions. A recent expansion of MicroStrategy licenses will allow Pacific Sunwear to upgrade to 64-bit functionality to improve performance, scalability, and capacity to support their growing BI environment. Ad-hoc capabilities will also enable end-users to perform drill-down analyses, eliminating the reliance on IT to support the end-user community with reporting needs. Pacific Sunwear selected MicroStrategy for its ease-of-use, superior visualizations, and analytical reporting capabilities, as well as its outstanding scalability for big data.

Sales and Marketing

Direct Sales Organization. We market our software and services primarily through our direct sales force. We have sales offices in locations throughout the world. We use distributors in several countries where we do not have sales offices.

Indirect Sales Channels. We have entered into relationships with resellers, value-added resellers, system integrators, original equipment manufacturers (“OEMs”), and technology partners who utilize the MicroStrategy platform for a variety of commercial purposes. Agreements with these partners generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training, and direct sales force for field-level assistance. In addition, we offer discounts to our sales partners. Favorable recommendations to potential customers, which include leading system integration, application development, and platform manufacturers, facilitate the sale of our offerings. We believe that such indirect sales channels allow us to leverage sales and service resources as well as marketing and industry-specific expertise to expand our user base and increase our market coverage.

Competition

The markets for business intelligence software, analytical applications, and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products and services.

The business intelligence market is served by many different vendors offering a range of product capabilities, including full business intelligence platforms, analytics applications, dashboarding tools, data visualization and exploration tools, report generation and delivery tools, and mobile BI products. MicroStrategy’s competitors are typically full business intelligence platform vendors but also include specialized firms focused in the data visualization / exploration and dashboarding markets. There are two categories of vendor in the business intelligence platform space: so-called “megavendors” and the independents. Megavendors are large software corporations that supply a wide range of applications as enterprise software stacks (such as resource planning, enterprise content management, and data warehouse software), including IBM, Infor, Microsoft, Oracle, and SAP. The independent business intelligence vendor category is comprised of vendors that are much smaller than the megavendors and are primarily focused on BI, such as Actuate, arcplan, Information Builders, LogiXML, QlikTech, Roambi, the SAS Institute, Tableau Software, and TIBCO Spotfire.

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than MicroStrategy, such as offering certain business intelligence products free of charge when bundled with other software offerings. In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts.

Increased competition may lead to price cuts, reduced gross margins, and loss of market share. MicroStrategy may not be able to compete successfully against current and future competitors. Failure to meet competitive pressures may have a material adverse effect on our business, operating results, and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. Examples of consolidation in the BI market include SAP’s acquisition of Sybase in July 2010 and IBM’s acquisition of Netezza in November 2010. Large IT conglomerates may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products and services through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

Our Cloud and Social Intelligence offerings face different competitors than our business intelligence platform products. Our Cloud offerings face competition from small to mid-sized firms, and competitors to our Social Intelligence offerings include even smaller-sized firms. In addition, some independent BI vendors have developed social intelligence offerings, although most currently only focus on basic social media monitoring and sentiment analysis. There are also numerous start-ups that could potentially gain traction and become significant competitors to our Social Intelligence offerings. Although the BI megavendors do not currently compete in these markets, should they determine to do so, they possess the capital, technical know-how, and customer base to rapidly enter these markets.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. The description of research and development expenses in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a detailed breakdown of such expenses. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As of December 31, 2011, our research and product development staff consisted of 741 employees, 713 of whom were working on our core business intelligence projects and 28 of whom were working on research and development relating to our Angel.com business.

Employees

As of December 31, 2011, we had a total of 3,088 employees, of whom 1,495 were based in the United States and 1,593 were based internationally. Of our 3,088 employees, 861 were engaged in sales and marketing, 741 in research and development, 1,077 in technical support, consulting, and education services, and 409 in finance, administration, and corporate operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

Newly hired technical and sales professionals generally participate in an orientation program that can include completion of a training course that can last up to six weeks. The curriculum may consist of lectures, problem sets, and independent and group projects, covering data on our products, competitors, and customers. Certain lectures may also deal with general business practices and teamwork. Throughout this training, students typically must pass a number of oral and written examinations in order to begin their assignments. Course content is created by experienced members of our professional staff, who generally have an annual obligation to update course content based upon the best practices they have most recently observed in the field. This expert content is then used to upgrade and revitalize our education, consulting, support, technology, and marketing operations.

Available Information

MicroStrategy’s website is located at www.microstrategy.com. MicroStrategy makes available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information found on our website is not part of this report or any other report filed with the SEC.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing MicroStrategy. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our class A common stock could decline and you may lose all or part of your investment.

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

•	the timing of the release or delivery of new or enhanced products, which may affect the period in which we are able to recognize revenue;

•	the timing of new product announcements by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products and services in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product licenses transactions in the summer;

•	changes in our operating expenses;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business;

•	changes in foreign currency exchange rates;

•

our profitability and expectations for future profitability and its effect on our deferred tax assets and net income for the period in which any adjustment to our net deferred tax asset valuation allowance may be made;

•	increases or decreases in our liability for unrecognized tax benefits; and

•	changes in customer budgets.

Limited Ability to Adjust Expenses. We base our operating expense budgets on expected revenue trends. Many of our expenses, such as office leases, corporate aircraft arrangements, and certain personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales of stock by us or by our stockholders;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of technology companies. These broad market and industry factors may seriously harm the market price of our class A common stock, regardless of our actual operating performance.

We may not be able to sustain or increase profitability in the future

We generated net income for each of the fiscal years ended December 31, 2011, 2010, and 2009; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

In 2011, we significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. Similarly, we increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially and adversely affected.

As of December 31, 2011, we had $34.5 million of deferred tax assets, net of a $0.7 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions have experienced a significant prolonged downturn and remain uncertain. Economic uncertainty, such as uncertainty in connection with the United States debt ceiling and various European sovereign debt crises, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in the financial services and retail industries in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially and adversely affected.

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

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our products achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition would be materially adversely affected.

We face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The markets for business intelligence software, analytical applications, and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy products and services.

MicroStrategy faces competitors in several broad categories, including full business intelligence platforms, analytics applications, dashboarding tools, data visualization and exploration tools, report generation and delivery tools, and mobile BI products. Independent competitors that are primarily focused on business intelligence products include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software, and TIBCO Spotfire. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our products, such as IBM, Microsoft, Oracle, SAP, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their products than we can, such as offering certain business intelligence products free of charge when bundled with other software offerings. In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts.

Increased competition may lead to price cuts, reduced gross margins, and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results, and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. For example, SAP acquired Sybase in July 2010 and IBM acquired Netezza in November 2010. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective indirect channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products and services through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

We depend on revenue from a single suite of products

Our MicroStrategy BI Platform and related products account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy BI Platform software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products, or other risks described in this document.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new products and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis product enhancements or new products that respond to technological change or new customer requirements, nor can we be sure that any new products and product enhancements will achieve market acceptance. Moreover, even if we introduce a new product, we may experience a decline in revenues of our existing products that is not fully matched by the new product’s revenue. For example, customers may delay making purchases of a new product to permit them to make a more thorough evaluation of the product, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s product rather than migrate to our new product. This could result in a temporary or permanent revenue shortfall and materially affect our business.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, we recently introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile, cloud, and social media trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, inadequate return of capital, and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

If we are required to further write down the value of our owned corporate aircraft or to reduce its estimated salvage value as a result of damage to the aircraft sustained in connection with the collapse of the hangar in which it was located, such loss could materially and adversely affect our results of operations

In February 2010, our owned corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. Our balance sheet as of December 31, 2011 includes as part of property and equipment, net, an asset of $36.7 million representing the capitalized costs of the aircraft and aircraft-related equipment, net of accumulated depreciation, and net of an aggregate $8.6 million impairment charge based on the cost of repairs associated with our efforts to return the aircraft to service. We expect that the repair process for the aircraft may be completed and the aircraft may be returned to service in the first half of 2012. Nevertheless, the cost of necessary repairs remains uncertain. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to the remaining carrying value of the aircraft.

We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. The insurance policy has paid $7.1 million through December 31, 2011. If any future aircraft impairment charge is not offset by insurance proceeds of an equivalent amount, or if such offset does not occur in the same period as the impairment charge, our reported results of operations and stockholders’ equity in the period in which the impairment charge occurs may be adversely affected.

In addition, if in the future we determine that the estimated salvage value of the aircraft has been reduced as a result of this event, the aggregate amount of depreciation expense that we would incur over the useful life of the aircraft could increase, which in turn may reduce our net income in future periods.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the year ended December 31, 2011, transactions by channel partners for which we recognized revenues accounted for 14.7% of our total product licenses revenues. Our channel partners generally offer customers the products of several different companies, including products that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our products.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of indirect sales activities through our strategic channel partners. There can be no assurance that our strategic channel partners will continue to cooperate with us. In addition, there can be no assurance that actions taken or omitted to be taken by such parties will not adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our strategic partners. If we are unable to maintain our relationships with these strategic partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $192.4 million as of December 31, 2011. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $78.4 million, resulting in net deferred revenue and advance payments of $114.0 million as of December 31, 2011. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2016 totaling $112.7 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 41.4%, 39.7%, and 40.0% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Our international operations require significant management attention and financial resources.

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

During President Obama’s January 25, 2012 State of the Union address, the President indicated his intention to release a proposed corporate tax reform package in February 2012. It is unclear what the scope of the proposals will be and the extent to which the proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2011, 2010, and 2009, our top three product licenses transactions with recognized revenue totaled $9.5 million, $8.3 million, and $8.3 million respectively, or 6.2%, 6.5%, and 8.2% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customer’s purchasing decision may be postponed or delayed from one period to another subsequent or later period or that the customer will alter his purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

We face a variety of risks in doing business with the U.S. and foreign governments, various state and local governments, and agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting regulations

Our customers include the U.S. government and a number of state and local governments and agencies. There are a variety of risks in doing business with government entities, including:

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

Compliance with Government Contracting Regulations. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms that are particular to government contracts. U.S. government and state and local governments and agencies routinely investigate and audit contractors for compliance with these laws, regulations, and contractual provisions. If, as a result of an audit or review, it is determined that we have failed to comply with such laws, regulations, or contractual provisions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

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

The emergence of new industry standards may adversely affect the demand for our existing products

The emergence of new industry standards in related fields may adversely affect the demand for our existing products. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our products. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our products on a timely basis to new standards in database access technology, the ability of MicroStrategy’s products to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing products. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS, SuSE Linux Enterprise Server, Apple’s iOS, RIM’s Blackberry OS, and Google’s Android. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our products.

The nature of our products makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the products perform and which could in turn reduce demand for our products, reduce our revenue, and lead to product liability claims against us

Software products as complex as ours may contain errors and/or defects. Although we test our products extensively, we have in the past discovered software errors in our products after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new products or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect upon our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Changes in laws or regulations relating to privacy or protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business

Aspects of our business, including our MicroStrategy Cloud and social intelligence offerings, involve processing and storing personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers on our servers, including personal data, is increasing. Any systems failure or security breach that results in the release of personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition. Further, any systems failure or security breach that results in the release of personal data, or any failure or perceived failure by us to comply with our privacy policies or applicable laws or regulations relating to privacy or data protection, could result in a loss of customer confidence in us and damage to our brand, which could adversely affect our business.

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

For example, we are currently being sued by two separate parties who allege that certain of our core business intelligence products infringe their respective patents. These matters are in the earliest stages, and are described in further detail in this Annual Report on Form 10-K under “Item 3. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 3, 2012, holders of our class B common stock owned 2,377,830 shares of class B common stock, or 73.9% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 393,146 shares of class A common stock and 2,057,168 shares of class B common stock, or 64.4% of the total voting power, as of February 3, 2012. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

In addition, we lease offices in domestic and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. In the U.S., we lease, in addition to our corporate headquarters, approximately 68,000 square feet of office space. In various foreign locations, we lease approximately 206,000 square feet of office space.

Item 3.	Legal Proceedings

On November 8, 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. On December 14, 2009, the Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint (the “Settlement Agreement”), and on December 28, 2009, the court dismissed all parties’ claims with prejudice. On June 29, 2010, we received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. On December 30, 2010, the court dismissed the Company’s claim against Acacia Research and DAS for breach of the Settlement Agreement. On October 31, 2011, we received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” the Company moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also filed a motion for leave to file a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. Trial is scheduled for May 29, 2012. The outcome of this matter is not presently determinable.

In February 2010, our owned corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. We reported the hangar collapse to United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”). On April 8, 2010, we sent a proof of loss statement to the Insurance Carriers in the amount of $50.0 million (the insured value of the aircraft) for the physical loss of the aircraft. On April 19, 2010, the Insurance Carriers rejected our proof of loss. On May 15, 2010, we sent a second proof of loss statement to the USAU Group and the Insurance Carriers in the amount of $50.0 million for the accidental physical damage of the aircraft. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation (“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against the Insurance Carriers and USAU Group in the Circuit Court of Fairfax County, Virginia, seeking damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft (the “Virginia Litigation”). On October 24, 2011, the MicroStrategy Group, the Insurance Carriers, and the USAU Group entered into a Dismissal and Tolling Agreement pursuant to which the Virginia Litigation was dismissed without prejudice.

On December 14, 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accuses the Company of willful infringement and seeks damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. We have also received indemnification requests from certain of our resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ‘502 patent. These matters are in the earliest stages. The outcome of these matters is not presently determinable.

On December 28, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringe four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The compliant accuses the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. This matter is in its earliest stages. The outcome of this matter is not presently determinable.

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

Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Select Market or Nasdaq Global Market, as applicable:

	High	Low
Year ended December 31, 2011
First Quarter	$136.25	$85.50
Second Quarter	164.82	124.51
Third Quarter	178.58	100.86
Fourth Quarter	143.98	101.13
Year ended December 31, 2010
First Quarter	$106.86	$77.25
Second Quarter	90.72	66.00
Third Quarter	88.81	72.42
Fourth Quarter	91.74	77.00

There is no established public trading market for our class B common stock. As of February 3, 2012, there were approximately 1,721 stockholders of record of our class A common stock and four stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2011 — October 31, 2011	0	N/A	0	$454,708,615
November 1, 2011 — November 30, 2011	0	N/A	0	$454,708,615
December 1, 2011 — December 31, 2011	0	N/A	0	$454,708,615
Total:	0	N/A	0	$454,708,615

(1)	The Average Price Paid per Share includes broker commissions.
(2)

On July 28, 2005, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, our Board of Directors amended the 2005 Share

Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future. As of December 31, 2011, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. As of December 31, 2011, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 29, 2006 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 30, 2011 (the last trading day of the fiscal year ended December 31, 2011) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the Nasdaq Computer Index (the “NASDAQ Computer Index”). The graph assumes the investment of $100.00 on December 29, 2006 in the class A common stock of the Company, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 29, 2006, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, and December 30, 2011.

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
MicroStrategy Incorporated	$100.00	$83.41	$32.56	$82.44	$74.93	$94.95
NASDAQ Composite Index	$100.00	$110.65	$66.42	$96.54	$114.07	$113.17
NASDAQ Computer Index	$100.00	$122.67	$65.96	$113.85	$134.92	$136.75

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$562,150	$454,577	$377,788	$360,393	$335,373
Income from continuing operations	$17,940	$43,792	$60,507	$41,768	$59,208
Discontinued operations, net of tax	$0	$0	$14,330	$65	$(740)
Net income	$17,940	$43,792	$74,837	$41,833	$58,468
Earnings per share (1)(2):
Basic	$1.67	$3.85	$6.28	$3.52	$4.74
Diluted	$1.62	$3.72	$6.09	$3.40	$4.55

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Total assets	$453,851	$381,566	$383,330	$292,139	$242,191
Long-term liabilities, excluding deferred revenue and advance payments	$55,639	$37,946	$12,622	$9,268	$9,137
Total stockholders’ equity	$168,978	$149,172	$214,228	$138,041	$103,329

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	The Company has never declared or paid any cash dividends on either class A or class B common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MicroStrategy is a global provider of enterprise software platforms for business intelligence, mobile intelligence, and social intelligence applications (apps). Our business intelligence (BI) software platform enables leading organizations worldwide to analyze the vast amounts of data available to their enterprises to make better business decisions. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability. In 2011, MicroStrategy invested significantly in a number of software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile, Cloud, and Social. These forces are reshaping companies, industries, and economies around the world. The enterprise-grade MicroStrategy BI Platform — in combination with the MicroStrategy Mobile App Platform, MicroStrategy Cloud, and the MicroStrategy Social Intelligence Platform — provides an integrated tool-kit for companies to create solutions that harness these forces.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions, and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy Cloud also provides the operating environment for the MicroStrategy Social Intelligence Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers. During 2011, we did not generate significant revenues from our new cloud and social intelligence offerings.

In 2011 and 2010, we operated one non-core business, Angel.com, a provider of cloud based consumer experience management (CEM) solutions, including its Caller First interactive voice response and contact center solutions. In 2009, we operated two non-core businesses — Angel.com, which we operated during all of 2009, and Alarm.com, a provider of web-enabled residential and commercial security and activity monitoring technology, which we operated prior to its sale in February 2009. For all periods presented, financial results of Alarm.com are classified as discontinued operations.

The following tables set forth certain operating highlights (in thousands) for the years ended December 31, 2011, 2010, and 2009:

	Core BI Business	Other	Consolidated
	Year Ended December 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2011
Revenues
Product licenses	$154,574	$0	$154,574
Product support and other services	382,594	0	382,594
Angel.com services	0	24,982	24,982

Total revenues	537,168	24,982	562,150

Cost of revenues
Product licenses	8,774	0	8,774
Product support and other services	121,924	0	121,924
Angel.com services	0	11,322	11,322

Total cost of revenues	130,698	11,322	142,020

Gross profit	406,470	13,660	420,130

Operating expenses
Sales and marketing	231,504	11,525	243,029
Research and development	67,863	4,755	72,618
General and administrative	86,237	3,204	89,441

Total operating expenses	385,604	19,484	405,088

Income (loss) from continuing operations before financing and other income and income taxes	$20,866	$(5,824)	$15,042

	Core BI Business	Other	Consolidated
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2010
Revenues
Product licenses	$126,717	$0	$126,717
Product support and other services	309,371	0	309,371
Angel.com services	0	18,489	18,489

Total revenues	436,088	18,489	454,577

Cost of revenues
Product licenses	7,637	0	7,637
Product support and other services	89,718	0	89,718
Angel.com services	0	8,736	8,736

Total cost of revenues	97,355	8,736	106,091

Gross profit	338,733	9,753	348,486

Operating expenses
Sales and marketing	157,459	8,273	165,732
Research and development	47,239	3,327	50,566
General and administrative	79,390	2,209	81,599

Total operating expenses	284,088	13,809	297,897

Income (loss) from continuing operations before financing and other income and income taxes	$54,645	$(4,056)	$50,589

	Core BI Business	Other	Consolidated
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2009
Revenues
Product licenses	$101,856	$0	$101,856
Product support and other services	261,956	0	261,956
Angel.com services	0	13,976	13,976

Total revenues	363,812	13,976	377,788

Cost of revenues
Product licenses	6,607	0	6,607
Product support and other services	54,625	0	54,625
Angel.com services	0	5,371	5,371

Total cost of revenues	61,232	5,371	66,603

Gross profit	302,580	8,605	311,185

Operating expenses
Sales and marketing	123,690	4,782	128,472
Research and development	38,042	3,754	41,796
General and administrative	52,741	1,872	54,613

Total operating expenses	214,473	10,408	224,881

Income (loss) from continuing operations before financing and other income and income taxes	$88,107	$(1,803)	$86,304

The business intelligence market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various business intelligence applications around a single software platform. This trend presents both opportunities and challenges for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our business intelligence installations with existing customers. On the other hand, it presents the challenge that we may not be able to penetrate accounts that a competitor has penetrated or in which a competitor is the incumbent business intelligence application provider. In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM, and SAP, have incorporated business intelligence capabilities into their product suites. As a result, our offerings need to be sufficiently differentiated from these bundled software offerings to create customer demand for our platform, products, and services.

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

•	introducing MicroStrategy Cloud and MicroStrategy Cloud Personal;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social intelligence offerings, such as MicroStrategy Gateway for Facebook, MicroStrategy Wisdom, MicroStrategy Alert, Wisdom for Facebook, Alert for Facebook, Emma, and Usher;

•

focusing our sales and marketing activities to create brand awareness and expand marketing partner relationships in an effort to obtain new customers, as well as to expand and strengthen our existing customer base; and

•

creating a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we have invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. While we expect to continue to invest in these capabilities in 2012, our continued investments are expected to be lower in 2012 as compared to 2011. We generated net income for the year ended December 31, 2011. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

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

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to our right to terminate the lease during a period of time commencing in July 2012. If our owned aircraft returns to service in the first half of 2012 as we expect, we expect to incur a non-recurring increase of approximately $1.8 million in general and administrative expenses during the first half of 2012 due to our expected use of both our owned corporate aircraft and leased corporate aircraft in that period.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Except as may be the case with respect to the sale of an investment described in Note 7, Cost Method Investment, to the Consolidated Financial Statements, MicroStrategy does not have any material related party transactions.

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

Product support or post contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. Our VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above our minimum substantive VSOE rate for PCS. If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established and we recognize all revenue under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, we believe it must be significantly lower than our minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for the Company to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

Revenue from consulting, education, and other services is recognized as the services are performed. Our VSOE for services other than PCS is determined based upon an analysis of our historical sales of each element when sold separately from software.

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

When a software license arrangement requires us to provide significant production, customization, or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based upon labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2011, 2010, and 2009.

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

Our standard software license agreements do not include any price protection or similar rights. We offer price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under our General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience”. During the last three fiscal years, amounts related to price protection or similar rights clauses and contracts cancelled for convenience were not significant.

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

During 2011, we did not generate significant revenues from our new cloud and social intelligence offerings.

Allowance for doubtful accounts. We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balance. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. Each quarter, we adjust this allowance based upon management’s review and assessment of each category of receivable. While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll, and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internal-use software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

In February 2010, our owned corporate aircraft was damaged when the hangar space that we lease at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. As of December 31, 2010, we had recorded a $3.6 million impairment charge for the estimated loss of property and equipment related to the corporate aircraft based on the cost of repairs associated with our efforts to return the aircraft to service. The $3.6 million estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. During 2011, the initial damage assessments were refined, raising the minimum damage estimate by approximately $5.0 million and, accordingly, we recorded an additional impairment charge of $5.0 million during 2011 for a total estimated loss of $8.6 million related to the Company’s owned corporate aircraft through December 31, 2011. We expect that the repair process for the aircraft may be completed and the aircraft may be returned to service in the first half of 2012. Nevertheless, the cost of necessary repairs remains uncertain. Consequently, we may record additional impairment charges in one or more future periods in amounts that may be up to the remaining carrying value of the aircraft.

We carry insurance that covers both accidental damage to and physical loss of the aircraft. Our insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. As of December 31, 2010, we had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date, which was received in full in the first quarter of 2011. During 2011, we recorded an additional $5.0 million receivable for the insurance recovery, $3.5 million of which was received prior to December 31, 2011.

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

On October 24, 2011, we entered into a Dismissal and Tolling Agreement relating to the claims we had made against the insurers of our owned corporate aircraft and the insurers’ agents. See “Part I, Item 3. Legal Proceedings” for a discussion of this matter.

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

	Years Ended December 31,
	2011	2010	2009
International product licenses revenues	$2,320	$(1,386)	$(1,402)
International product support revenues	5,411	(1,069)	(6,153)
International other services revenues	3,127	(258)	(1,987)

Cost of product support revenues	167	47	(443)
Cost of other services revenues	2,020	(189)	(1,820)
Sales and marketing expenses	5,179	(428)	(3,895)
Research and development expenses	636	29	0
General and administrative expenses	1,086	75	(1,535)

For example, if there had been no change to foreign currency exchange rates from 2010 to 2011, international product licenses revenues would have been $61.7 million rather than $64.0 million for the year ended December 31, 2011. If there had been no change to foreign currency exchange rates from 2010 to 2011, sales and marketing expenses for our core BI business would have been $226.3 million rather than $231.5 million for the year ended December 31, 2011.

Results of Operations

Comparison of the years ended December 31, 2011, 2010, and 2009

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and percentage changes for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Product Licenses Revenues:
Domestic	$90,585	$72,937	$59,749	24.2%	22.1%
International	63,989	53,780	42,107	19.0%	27.7%

Total product licenses revenues	$154,574	$126,717	$101,856	22.0%	24.4%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	16	12	10
Between $0.5 million and $1.0 million in licenses revenue recognized	41	28	26

Total	57	40	36

Domestic:
More than $1.0 million in licenses revenue recognized	11	7	6
Between $0.5 million and $1.0 million in licenses revenue recognized	29	17	17

Total	40	24	23

International:
More than $1.0 million in licenses revenue recognized	5	5	4
Between $0.5 million and $1.0 million in licenses revenue recognized	12	11	9

Total	17	16	13

The following table sets forth the recognized revenue attributable to product licenses transactions, grouped by size, for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Product Licenses Revenue Recognized in the Applicable Period (in thousands):
More than $1.0 million in licenses revenue recognized	$26,883	$22,739	$17,864	18.2%	27.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	26,638	18,766	16,335	41.9%	14.9%
Less than $0.5 million in licenses revenue recognized	101,053	85,212	67,657	18.6%	25.9%

Total	154,574	126,717	101,856	22.0%	24.4%

Domestic:
More than $1.0 million in licenses revenue recognized	17,536	14,034	12,021	25.0%	16.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	18,193	11,279	11,506	61.3%	-2.0%
Less than $0.5 million in licenses revenue recognized	54,856	47,624	36,222	15.2%	31.5%

Total	90,585	72,937	59,749	24.2%	22.1%

International:
More than $1.0 million in licenses revenue recognized	9,347	8,705	5,843	7.4%	49.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	8,445	7,487	4,829	12.8%	55.0%
Less than $0.5 million in licenses revenue recognized	46,197	37,588	31,435	22.9%	19.6%

Total	$63,989	$53,780	$42,107	19.0%	27.7%

Product licenses revenues increased $27.9 million during 2011, as compared to the prior year. Product licenses revenues increased $24.9 million during 2010, as compared to the prior year. For the years ended December 31, 2011, 2010, and 2009, product licenses transactions with more than $0.5 million in recognized revenue represented 34.6%, 32.8%, and 33.6%, respectively, of our product licenses revenues. During 2011, our top three product licenses transactions totaled $9.5 million in recognized revenue, or 6.2% of total product licenses revenues, compared to $8.3 million and $8.3 million during 2010 and 2009, respectively, or 6.5% and 8.2% of total product licenses revenues during 2010 and 2009, respectively.

Domestic product licenses revenues. Domestic product licenses revenues increased $17.6 million during 2011, as compared to the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $13.2 million during 2010, as compared to the prior year, primarily due to an increase in the average deal size of transactions with less than $0.5 million in recognized revenue, as well as an increase in the number of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $10.2 million during 2011, as compared to the prior year, primarily due to an increase in the average deal size of all transactions, and favorable changes in foreign currency exchange rates.

International product licenses revenues increased $11.7 million during 2010, as compared to the prior year, primarily due to an increase in the average deal size of transactions with less than $0.5 million in recognized revenue as well as an increase in the average deal size and number of transactions with more than $0.5 million in recognized revenue.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Product Support and Other Services Revenues:
Product Support
Domestic	$136,224	$121,394	$111,470	12.2%	8.9%
International	107,399	89,411	81,609	20.1%	9.6%

Total product support revenues	243,623	210,805	193,079	15.6%	9.2%

Consulting	120,864	82,205	54,142	47.0%	51.8%
Education	18,107	16,361	14,735	10.7%	11.0%

Total product support and other services revenues	$382,594	$309,371	$261,956	23.7%	18.1%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Both domestic and international product support revenues increased during 2011, as compared to the prior year, primarily due to a 12.6% increase in the number of technical support contracts, which accounted for an increase of $26.6 million in recognized revenue, as well as an increase in average annual support prices and favorable changes in foreign currency exchange rates.

Both domestic and international product support revenues increased during 2010, as compared to the prior year, primarily due to an 8.1% growth in the number of technical support contracts, which accounted for an increase of $15.7 million in recognized revenue, as well as an increase in average annual support prices, which accounted for an increase of $2.0 million in recognized revenue.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during 2011 and 2010, as compared to the prior years, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased during 2011 and 2010, as compared to the prior years, primarily due to an increase in the number of students trained.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and percentage changes in Angel.com services revenues for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Angel.com services	$24,982	$18,489	$13,976	35.1%	32.3%

Angel.com services revenues increased $6.5 million during 2011, as compared to the prior year, due to a $4.5 million increase in the usage of Angel.com’s interactive voice response services and a $2.0 million increase in professional services rendered.

Angel.com services revenues increased $4.5 million during 2010, as compared to the prior year, primarily due to increases in the number of customers and higher-value contracts, as well as additional services offered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Cost of Revenues:
Product licenses	$8,774	$7,637	$6,607	14.9%	15.6%
Product support	14,226	11,280	9,933	26.1%	13.6%
Consulting	99,008	70,527	38,463	40.4%	83.4%
Education	8,690	7,911	6,229	9.8%	27.0%
Angel.com services	11,322	8,736	5,371	29.6%	62.7%

Total cost of revenues	$142,020	$106,091	$66,603	33.9%	59.3%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased during 2011, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.2 in March 2011. We expect to amortize the remaining balance of each product’s capitalized software development costs as of December 31, 2011 ratably over its remaining amortization period as follows:

	Capitalized Software Balance as of December 31, 2011 (in thousands)	Remaining Amortization Period (in months)
MicroStrategy 9	$1,307	3
MicroStrategy 9.2	2,832	27
MicroStrategy 9.2.1	1,800	30
MicroStrategy Mobile	1,092	18

Total capitalized software development	$7,031

Cost of product licenses revenues increased during 2010, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9 in March 2009 and the release of MicroStrategy Mobile in June 2010.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased during 2011 and 2010, as compared to the prior years, primarily due to an increase in compensation and related costs, including bonuses and travel and entertainment expenditures associated with an increase in staffing levels to support our increased customer base. Product support headcount increased 10.4% to 159 at December 31, 2011 from 144 at December 31, 2010. Product support headcount increased 32.1% to 144 at December 31, 2010 from 109 at December 31, 2009.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $28.5 million during 2011, as compared to the prior year, primarily due to a $22.9 million increase in compensation and related costs due to an increase in staffing levels, a $4.8 million increase in travel and entertainment expenditures, and a $1.9 million increase in facility and other related support costs, partially offset by a $1.2 million decrease in subcontractor costs. Consulting headcount increased 18.2% to 836 at December 31, 2011 from 707 at December 31, 2010.

Cost of consulting revenues increased $32.1 million during 2010, as compared to the prior year, primarily due to increases in staffing levels and subcontractor costs and related compensation, travel, and overhead costs, incurred to support our increased customer base. Excluding a $9.8 million increase in billable subcontractor costs, cost of consulting revenues increased $22.3 million during 2010, as compared to the prior year, primarily due to a $16.7 million increase in compensation and related costs, a $3.2 million increase in travel and entertainment expenditures, and a $2.3 million increase in facility and other related support costs. Consulting headcount increased 107.3% to 707 at December 31, 2010 from 341 at December 31, 2009. The increase in headcount was primarily due to increased staffing levels domestically and in our Polish consulting center.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues increased $0.8 million during 2011, as compared to the prior year, due to a $0.7 million increase in compensation and related costs associated with an increase in staffing levels and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $0.1 million decrease in other related support costs. The increase in cost of education revenues during 2010, as compared to the prior year, was primarily due to an increase in compensation and related costs associated with an increase in staffing levels to support our increased customer base. Education headcount increased 1.9% to 54 at December 31, 2011 from 53 at December 31, 2010. Education headcount increased 32.5% to 53 at December 31, 2010 from 40 at December 31, 2009.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. The increase in cost of Angel.com services revenues during 2011, as compared to the prior year, was primarily due to an increase in compensation and related costs associated with an increase in staffing levels, as well as an increase in consulting and advisory costs, both to support an increased customer base. The increase in cost of Angel.com services revenues during 2010, as compared to the prior year, was the result of an increase in customer demand, which required us to purchase additional hosting capacity. Angel.com consulting and technical support headcount increased 16.7% to 28 at December 31, 2011 from 24 at December 31, 2010. Angel.com consulting and technical support headcount increased 100.0% to 24 at December 31, 2010 from 12 at December 31, 2009.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Sales and marketing	$231,504	$157,459	$123,690	47.0%	27.3%
General and administrative	86,237	79,390	52,741	8.6%	50.5%

Total	$317,741	$236,849	$176,431	34.2%	34.2%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses increased $74.0 million during 2011, as compared to the prior year, primarily due to a $52.9 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $8.2 million increase in marketing and advertising costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social intelligence offerings and MicroStrategy Mobile for the iPhone and iPad, a $6.6 million increase in travel and entertainment expenditures, a $4.6 million increase in facility and other related support costs, and a $1.6 million increase in consulting and advisory costs. Sales and marketing headcount increased 16.9% to 817 at December 31, 2011 from 699 at December 31, 2010.

Sales and marketing expenses increased $33.8 million during 2010, as compared to the prior year, primarily due to a $25.8 million increase in compensation and related costs associated with increased staffing levels, as well as increases in bonuses and commissions resulting from increased revenues, a $3.9 million increase in travel and entertainment expenditures, a $2.2 million increase in marketing costs related to new advertising campaigns, and a $1.3 million increase in shipping, printing, and office supplies costs. Sales and marketing headcount increased 25.7% to 699 at December 31, 2010 from 556 at December 31, 2009.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses increased $6.9 million during 2011, as compared to the prior year, primarily due to a $5.7 million increase in compensation and related costs associated with increased staffing levels, a $0.9 million increase in recruiting costs, a $1.5 million increase attributable to operating costs of our leased fractional interest in a corporate aircraft, a $1.1 million increase in legal, consulting, and other advisory costs, and a $0.6 million increase in travel and entertainment expenditures, partially offset by a $2.8 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during 2010 for carrying two headquarters leases. General and administrative headcount increased 12.5% during 2011 to 404 at December 31, 2010 from 359 at December 31, 2010.

General and administrative expenses increased $26.6 million during 2010, as compared to the prior year, primarily due to a $6.9 million increase in compensation and related costs associated with increased staffing levels, a $5.4 million increase in rent expense primarily related to our new headquarters lease entered in January 2010, a $4.3 million increase in recruiting costs associated with our initiative to increase our staffing levels to support our increased customer base, a $2.6 million increase in transaction taxes related to our subsidiary in Brazil, a $2.6 million increase in facility related support costs, a $1.6 million increase related to operating costs of our leased fractional interest in a corporate aircraft, a $1.5 million increase in consulting and advisory services, and a $1.4 million increase in depreciation expense related to our owned corporate aircraft. General and administrative headcount increased 17.3% during 2010 to 359 at December 31, 2010 from 306 at December 31, 2009.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and percentage changes for these expenses for the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Sales and marketing	$11,525	$8,273	$4,782	39.3%	73.0%
General and administrative	3,204	2,209	1,872	45.0%	18.0%

Total	$14,729	$10,482	$6,654	40.5%	57.5%

The increase in Angel.com sales and marketing expenses during 2011, as compared to the prior year, was primarily due to increases in compensation and related costs and an increase in travel and entertainment expenditures. Angel.com sales and marketing headcount decreased 12.0% to 44 at December 31, 2011 from 50 at December 31, 2010. The increase in Angel.com sales and marketing expenses during 2010, as compared to the prior year, was primarily due to increases in compensation and related costs associated with an increase in staffing levels to assist in expanding the Angel.com customer base. Angel.com sales and marketing headcount increased 108.3% to 50 at December 31, 2010 from 24 at December 31, 2009.

The increase in Angel.com general and administrative expenses during 2011, as compared to the prior year, was primarily due to increases in recruiting costs, facility and other related support costs, including depreciation expense, and compensation and related costs. Angel.com general and administrative headcount increased to 5 at December 31, 2011 from 4 at December 31, 2010. The increase in Angel.com general and administrative expenses during 2010, as compared to the prior year, was primarily due to an increase in the fee for general and administrative services provided to Angel.com by our core BI business, pursuant to an intercompany services agreement. Angel.com general and administrative headcount was 4 at December 31, 2010 and December 31, 2009.

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

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and percentage changes for these expenses during the periods indicated:

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Gross research and development expenses:
Core research and development activities	$73,770	$49,424	$42,260	49.3%	17.0%
Angel.com research and development activities	4,755	3,327	3,754	42.9%	-11.4%

Total research and development expenses
before capitalized software development costs	$78,525	$52,751	$46,014	48.9%	14.6%
Capitalized software development costs	(5,907)	(2,185)	(4,218)	170.3%	-48.2%

Total research and development expenses	$72,618	$50,566	$41,796	43.6%	21.0%

Amortization of capitalized software development costs included in cost of product licenses revenues	$7,934	$6,557	$5,610	21.0%	16.9%

Research and development expenses, before capitalization of software development costs, increased $25.8 million, or 48.9%, during 2011, as compared to the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels. During 2011, we capitalized $5.9 million in costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software, as compared to $2.2 million in software development costs associated with the development of our MicroStrategy Mobile that were capitalized in the prior year. Core BI research and development headcount increased 49.2% to 713 at December 31, 2011 from 478 at December 31, 2010. Angel.com research and development headcount increased 27.3% to 28 at December 31, 2011 from 22 at December 31, 2010.

Research and development expenses, before capitalization of software development costs, increased $6.7 million, or 14.6%, during 2010, as compared to the prior year, primarily due to increases in compensation and related costs associated with an increase in staffing levels domestically and in our China technology center. During 2010, we capitalized $2.2 million in costs associated with the development of our MicroStrategy Mobile, as compared to capitalization of $4.2 million in software development costs associated with our MicroStrategy 9 software in the prior year. Core BI research and development headcount increased 32.0% to 478 at December 31, 2010 from 362 at December 31, 2009. Angel.com research and development headcount was 22 at December 31, 2010 and December 31, 2009.

During 2011, our research and development personnel were focused on the following projects: 61.0% on MicroStrategy 9.2, including MicroStrategy Mobile, and 39.0% on other research and development, including our Cloud offerings; our social intelligence offerings such as MicroStrategy Gateway for Facebook, MicroStrategy Wisdom, Wisdom for Facebook, MicroStrategy Alert, Alert for Facebook, Usher, and Emma; our Angel.com business; and internal information technology initiatives.

Provision for Income Taxes. During 2011 and 2010, we recorded a provision for income taxes from operations of $1.4 million and $11.2 million, respectively, resulting in an effective tax rate from operations of 7.0% and 20.3%, respectively. The decrease in the Company’s effective tax rate from operations with respect to 2011, as compared to the prior year, is primarily due to a decrease in U.S. income from operations before income taxes, stronger results outside the U.S. where the Company’s effective tax rate is significantly lower than its U.S. effective tax rate, a favorable settlement with the U.K. tax authority, and the benefits from the release of valuation allowances in foreign jurisdictions.

As of December 31, 2011, we had U.S. federal net operating loss carryforwards of $23.9 million and foreign net operating loss carryforwards of $5.8 million. We were not able to recognize a deferred tax asset related to $12.0 million of the U.S. federal net operating loss carryforwards that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $4.7 million if and when such deferred tax assets are ultimately realized. As of December 31, 2011, U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $23.5 million. As of December 31, 2011, we had a valuation allowance of $0.7 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. As of December 31, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $35.7 million and $33.1 million, respectively, and by non-U.S. entities was $163.9 million and $141.0 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

During 2009, we recorded a provision for income taxes from continuing operations of $25.3 million, resulting in an effective tax rate of 29.5%. Our effective tax rate decreased during 2010, as compared to 2009, primarily due to an increased proportion of foreign income taxed at lower rates, the benefit from the release of valuation allowances in foreign jurisdictions, and changes in estimates of certain permanent tax differences from previous estimates.

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

Revenues and expenses associated with the Alarm.com business are classified as discontinued operations for all periods presented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Gain on sale of discontinued operations, net of tax	$0	$0	$14,437
Loss from discontinued operations, net of tax	0	0	(107)

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2011	2010	2009
Current:
Deferred product licenses revenue	$14,876	$13,881	$11,726
Deferred product support revenue	143,588	129,766	120,389
Deferred other services revenue	19,974	18,136	14,363

Gross current deferred revenue and advance payments	178,438	161,783	146,478
Less: unpaid deferred revenue	(75,239)	(72,452)	(68,695)

Net current deferred revenue and advance payments	$103,199	$89,331	$77,783

Non-current:
Deferred product licenses revenue	$3,528	$3,732	$542
Deferred product support revenue	10,178	8,436	5,090
Deferred other services revenue	235	321	279

Gross non-current deferred revenue and advance payments	13,941	12,489	5,911
Less: unpaid deferred revenue	(3,100)	(4,611)	(2,066)

Net non-current deferred revenue and advance payments	$10,841	$7,878	$3,845

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The increase in deferred revenue and advance payments in 2011, as compared to the prior year, was primarily due to an increase in the number of technical support contracts in our installed customer base. The increase in deferred revenue and advance payments in 2010, as compared to the prior year, was primarily due to an increase in the number of technical support contracts in our installed customer base and a high percentage of technical support renewals from our existing contracts.

We expect to recognize approximately $178.4 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2011, we have also entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2016, totaling approximately $112.7 million. As of December 31, 2010, the future minimum commitments by our customers to purchase products, product support, or other services through 2015 totaled approximately $106.6 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

As of December 31, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $35.7 million and $33.1 million, respectively, and by non-U.S. entities was $163.9 million and $141.0 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows (in thousands) and percentage changes for the periods indicated:

	December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
Net cash provided by operating activities	$60,814	$75,825	$96,443	-19.8%	-21.4%
Net cash (used in) provided by investing activities	(36,182)	(17,427)	2,638	107.6%	-760.6%
Net cash provided by (used in) financing activities	2,463	(107,098)	2,063	102.3%	-5291.4%

Net Cash Provided by Operating Activities. The primary source of our net cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $60.8 million, $75.8 million, and $96.4 million during 2011, 2010, and 2009, respectively. We incurred net non-cash expenses of $11.2 million, $17.3 million, and $27.7 million during 2011, 2010, and 2009, respectively. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and a gain on the sale of an investment.

Net Cash (Used in) Provided by Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, receipts of insurance proceeds related to our owned corporate aircraft, and proceeds from the sale of an investment. Net cash (used in) provided by investing activities was $(36.2) million, $(17.4) million, and $2.6 million during 2011, 2010, and 2009, respectively. The increase in net cash used in investing activities during 2011, as compared to the prior year, was primarily due to a $24.4 million increase in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, and a $3.7 million increase in capitalized software development costs, partially offset by the receipt of $7.1 million of insurance proceeds related to our corporate aircraft and the receipt of $3.4 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $2.5 million and $2.1 million during 2011 and 2009, respectively. Net cash used in financing activities was $107.1 million during 2010. The increase in net cash provided by financing activities during 2011, as compared to the prior year, was due primarily to a decrease in purchases of treasury stock of $109.0 million and a $1.3 million increase in proceeds from the exercise of employee stock options.

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

During 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. During 2010, we repurchased an aggregate of 1,357,474 shares of our class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million pursuant to the 2005 Share Repurchase Program. During 2009, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. We also lease a fractional interest in a corporate aircraft owned and operated by a fractional interest program operator. The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2011:

	Payments due by period ended December 31,
	Total	2012	2013-2014	2015-2016	Thereafter
Contractual Obligations:
Operating leases	$152,065	$24,048	$42,488	$31,007	$54,522

Total	$152,065	$24,048	$42,488	$31,007	$54,522

Unrecognized Tax Benefits. As of December 31, 2011, we had $17.3 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are primarily recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of December 31, 2011, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. We adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

As of December 31, 2011, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our consolidated financial statements. International sales accounted for 41.4%, 39.7%, and 40.0% of our total revenues for the years ended December 31, 2011, 2010, and 2009, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results may be adversely impacted by currency exchange rate fluctuations in the future. The impact of foreign currency exchange rate fluctuations on current and comparable periods is described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2011 and 2010, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased both our aggregate reported cash and cash equivalents and restricted cash and investments by 0.7%. The exposure as of December 31, 2011 remained consistent with the exposure as of

December 31, 2010, as the increase of cash balances in non-U.S. dollar based bank accounts was offset by a strengthening of the U.S. dollar as compared to the prior year. If average exchange rates during the year ended December 31, 2011 had changed unfavorably by 10%, our revenues for the year ended December 31, 2011 would have decreased by 3.7%. During the year ended December 31, 2011, our revenues increased 1.9% as a result of a 7.0% favorable change in weighted average exchange rates, as compared to the prior year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors — Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees — Compensation Committee” in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2012 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

February 17, 2012

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$199,634	$174,097
Restricted cash and short-term investments	289	284
Accounts receivable, net	94,723	82,056
Prepaid expenses and other current assets	17,043	26,751
Deferred tax assets, net	31,516	13,670

Total current assets	343,205	296,858

Property and equipment, net	95,311	65,033
Capitalized software development costs, net	7,031	9,059
Deposits and other assets	5,306	5,587
Deferred tax assets, net	2,998	5,029

Total assets	$453,851	$381,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$46,401	$36,683
Accrued compensation and employee benefits	68,308	60,201
Deferred revenue and advance payments	103,199	89,331
Deferred tax liabilities	485	355

Total current liabilities	218,393	186,570

Deferred revenue and advance payments	10,841	7,878
Other long-term liabilities	45,141	37,946
Deferred tax liabilities	10,498	0

Total liabilities	284,873	232,394

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,810 shares issued and 8,405 shares outstanding, and 14,351 shares issued and 7,946 shares outstanding, respectively	15	14
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,378 and 2,694 shares issued and outstanding, respectively	2	3
Additional paid-in capital	457,837	455,374
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(2,052)	(1,455)
Retained earnings	188,360	170,420

Total stockholders’ equity	168,978	149,172

Total liabilities and stockholders’ equity	$453,851	$381,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product licenses	$154,574	$126,717	$101,856
Product support and other services	407,576	327,860	275,932

Total revenues	562,150	454,577	377,788

Cost of revenues:
Product licenses	8,774	7,637	6,607
Product support and other services	133,246	98,454	59,996

Total cost of revenues	142,020	106,091	66,603

Gross profit	420,130	348,486	311,185

Operating expenses:
Sales and marketing	243,029	165,732	128,472
Research and development	72,618	50,566	41,796
General and administrative	89,441	81,599	54,613

Total operating expenses	405,088	297,897	224,881

Income from continuing operations before financing and other income and income taxes	15,042	50,589	86,304

Financing and other income (expense):
Interest income, net	199	389	955
Gain on sale of investment	3,371	0	0
Other income (expense), net	688	3,982	(1,459)

Total financing and other income (expense)	4,258	4,371	(504)

Income from continuing operations before income taxes	19,300	54,960	85,800
Provision for income taxes	1,360	11,168	25,293

Income from continuing operations	17,940	43,792	60,507
Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0, $0, and $11,190, respectively)	0	0	14,437
Loss from discontinued operations, net of tax benefit ($0, $0, and $54, respectively)	0	0	(107)

Discontinued operations, net of tax	0	0	14,330

Net income	$17,940	$43,792	$74,837

Basic earnings per share (1):
From continuing operations	$1.67	$3.85	$5.08
From discontinued operations	$0.00	$0.00	$1.20

Basic earnings per share	$1.67	$3.85	$6.28

Weighted average shares outstanding used in computing basic earnings per share	10,719	11,378	11,906

Diluted earnings per share (1):
From continuing operations	$1.62	$3.72	$4.92
From discontinued operations	$0.00	$0.00	$1.17

Diluted earnings per share	$1.62	$3.72	$6.09

Weighted average shares outstanding used in computing diluted earnings per share	11,066	11,779	12,284

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$17,940	$43,792	$74,837
Foreign currency translation adjustment	(581)	(2,064)	(882)
Unrealized (loss) gain on short-term investments, net of applicable taxes	(16)	5	15

Total other comprehensive loss, net of applicable taxes	(597)	(2,059)	(867)

Comprehensive income	$17,343	$41,733	$73,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Total	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2009	$138,041	14,167	$14	2,770	$3	$450,953	(5,047)	$(366,191)	$1,471	$51,791

Net income	74,837	0	0	0	0	0	0	0	0	74,837
Other comprehensive loss	(867)	0	0	0	0	0	0	0	(867)	0
Conversion of class B to class A common stock	0	76	0	(76)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	1,216	59	0	0	0	1,216	0	0	0	0
Tax effect of stock option exercises	1,055	0	0	0	0	1,055	0	0	0	0
Stock option compensation expense	6	0	0	0	0	6	0	0	0	0
Distribution to Alarm.com minority shareholders	(60)	0	0	0	0	(60)	0	0	0	0

Balance at December 31, 2009	$214,228	14,302	$14	2,694	$3	$453,170	(5,047)	$(366,191)	$604	$126,628

Net income	43,792	0	0	0	0	0	0	0	0	43,792
Other comprehensive loss	(2,059)	0	0	0	0	0	0	0	(2,059)	0
Issuance of class A common stock under stock option plans	1,154	49	0	0	0	1,154	0	0	0	0
Purchases of treasury stock	(108,993)	0	0	0	0	0	(1,358)	(108,993)	0	0
Tax effect of stock option exercises	1,050	0	0	0	0	1,050	0	0	0	0

Balance at December 31, 2010	$149,172	14,351	$14	2,694	$3	$455,374	(6,405)	$(475,184)	$(1,455)	$170,420

Net income	17,940	0	0	0	0	0	0	0	0	17,940
Other comprehensive loss	(597)	0	0	0	0	0	0	0	(597)	0
Conversion of class B to class A common stock	0	316	1	(316)	(1)	0	0	0	0	0
Issuance of class A common stock under stock option plans	2,463	143	0	0	0	2,463	0	0	0	0

Balance at December 31, 2011	$168,978	14,810	$15	2,378	$2	$457,837	(6,405)	$(475,184)	$(2,052)	$188,360

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$17,940	$43,792	$74,837
Less: Income from discontinued operations, net	0	0	(14,330)

Income from continuing operations	17,940	43,792	60,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,526	12,799	10,631
Bad debt expense	1,485	3,436	1,863
Deferred taxes	(5,403)	1,689	16,146
Excess tax benefits from share-based compensation arrangements	0	(741)	(907)
Gain on sale of investment	(3,371)	0	0
Other, net	0	70	10
Changes in operating assets and liabilities:
Accounts receivable	(15,141)	(30,134)	(9,264)
Prepaid expenses and other current assets	7,115	(13,159)	(1,168)
Deposits and other assets	85	(2,353)	553
Accounts payable and accrued expenses	4,775	4,651	1,076
Accrued compensation and employee benefits	9,061	14,178	2,041
Deferred revenue and advance payments	18,498	16,285	12,108
Other long-term liabilities	7,244	25,312	3,319

Net cash provided by operating activities from continuing operations	60,814	75,825	96,915
Net cash used in operating activities from discontinued operations	0	0	(472)

Net cash provided by operating activities	60,814	75,825	96,443

Investing activities:
Proceeds from sale of investment	3,371	0	0
Purchases of property and equipment	(40,660)	(16,289)	(18,265)
Capitalized software development costs	(5,907)	(2,185)	(4,218)
Insurance proceeds	7,065	0	0
(Increase) decrease in restricted cash and investments	(51)	1,047	575

Net cash used in investing activities from continuing operations	(36,182)	(17,427)	(21,908)
Net cash provided by investing activities from discontinued operations	0	0	24,546

Net cash (used in) provided by investing activities	(36,182)	(17,427)	2,638

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,463	1,154	1,216
Excess tax benefits from share-based compensation arrangements	0	741	907
Purchases of treasury stock	0	(108,993)	0
Distribution to Alarm.com minority shareholders	0	0	(60)

Net cash provided by (used in) financing activities from continuing operations	2,463	(107,098)	2,063
Net cash provided by financing activities from discontinued operations	0	0	0

Net cash provided by (used in) financing activities	2,463	(107,098)	2,063
Effect of foreign exchange rate changes on cash and cash equivalents	(1,558)	(1,972)	710

Net increase (decrease) in cash and cash equivalents	25,537	(50,672)	101,854
Cash and cash equivalents, beginning of period	174,097	224,769	122,915

Cash and cash equivalents, end of period	$199,634	$174,097	$224,769

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$32	$4	$48

Cash paid during the year for income taxes, net of tax refunds	$1,940	$9,425	$9,689

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is a global provider of enterprise software platforms for business intelligence, mobile intelligence, and social intelligence applications (apps). Our business intelligence (BI) software platform enables leading organizations worldwide to analyze the vast amounts of data available to their enterprises to make better business decisions. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability. In 2011, MicroStrategy invested significantly in a number of software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile, Cloud, and Social. These forces are reshaping companies, industries, and economies around the world. The enterprise-grade MicroStrategy BI Platform — in combination with the MicroStrategy Mobile App Platform, MicroStrategy Cloud, and the MicroStrategy Social Intelligence Platform — provides an integrated tool-kit for companies to create solutions that harness these forces.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy Cloud also provides the operating environment for the MicroStrategy Social Intelligence Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition.

The Company completed the sale of its equity interest in Alarm.com in February 2009. The financial results of Alarm.com are reflected as discontinued operations for all periods presented.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Cash and Cash Equivalents and Restricted Cash and Short-Term Investments

Cash equivalents include money market instruments and commercial paper. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash and short-term investments consist of cash and investment balances restricted in use by contractual obligations with third parties.

(d) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and owned corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. The Company periodically evaluates the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change and future periods.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain costs related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on passage of time and the use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense recognized in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA. The costs of the ongoing repairs associated with the Company’s efforts to return its owned aircraft to service do not constitute PMMA. There have been no PMMA to date.

When assets are retired or sold, the capitalized cost and related accumulated depreciation are removed from the property and equipment accounts and any resulting gain or loss is recognized in the results of operations.

Eligible internal-use software development costs are capitalized subsequent to the completion of the preliminary project stage. Such costs include external direct material and service costs, employee payroll, and payroll-related costs. After all substantial testing and deployment is completed and the software is ready for its intended use, capitalization ceases and internal-use software development costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

(e) Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers, and quality control and field certifiers working on products after they reach technological feasibility but before they are generally available to customers for sale. Technological feasibility is considered to

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be achieved when a product design and working model of the software product have been completed. Capitalized software development costs are typically amortized over the estimated product life of three years, on a straight-line basis.

Capitalized software development costs, net of accumulated amortization, were $7.0 million and $9.1 million as of December 31, 2011 and 2010, respectively. Amortization expense related to software development costs was $7.9 million, $6.6 million and $5.6 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2011, 2010, and 2009, the Company capitalized software development costs of $5.9 million, $2.2 million, and $4.2 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

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

(g) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support and other services result from payments received prior to the performance of services for consulting, education, and technical support. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include future deliverables. Deferred revenue comprises deferred product licenses revenue or deferred product support and other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which the Company does not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

As of December 31, 2011, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, product support or other services through 2016 totaling approximately $112.7 million. As of December 31, 2010, the future minimum commitments by the Company’s customers to purchase products, product support or other services through 2015 totaled approximately $106.6 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using vendor specific objective evidence of fair value (“VSOE”) of the elements.

Product support revenue or post-contract support (PCS) is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for the Company to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

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

When a software license arrangement requires the Company to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product licenses revenue and consulting services revenue are recognized using the percentage of completion method. Under percentage of completion accounting, both product licenses and consulting services revenue are recognized as work progresses based on labor hours incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. There were no contracts accounted for under the percentage of completion method for the years ended December 31, 2011, 2010 and 2009.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2011, the Company did not generate significant revenues from its new cloud and social intelligence offerings.

(i) Advertising Costs

Advertising production costs are expensed the first time the advertisement takes place. Media placement costs are expensed in the month the advertising appears. Advertising costs were $5.3 million, $0.9 million, and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had no prepaid advertising costs.

(j) Income Taxes

The Company is subject to federal, state, and local income taxes in the United States and many foreign countries. Deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. For uncertain income tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. Penalties, if incurred, are recognized as a component of income tax expense.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net gain of $0.3 million and $2.1 million in 2011 and 2010, respectively, and a net loss of $1.6 million in 2009, and are included in other income (expense) in the accompanying statements of operations.

As of December 31, 2011, 2010, and 2009, the cumulative foreign currency translation balances were $(2.0) million, $(1.5) million, and $0.6 million, respectively.

(m) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and investments. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2011 and 2010, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2011, 2010 and 2009, no individual customer accounted for 10% or more of revenue.

(n) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments, which consist of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

(3) Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2011	2010
Billed and billable	$179,179	$163,939
Less: unpaid deferred revenue	(78,339)	(77,063)

Accounts receivable, gross	100,840	86,876
Less: allowance for doubtful accounts	(6,117)	(4,820)

Account receivable, net	$94,723	$82,056

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. The Company periodically adjusts this allowance based upon its review and assessment of each category of receivable.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2011	2010
Transportation equipment	$47,260	$44,442
Computer equipment and purchased software	61,883	36,599
Furniture and equipment	9,203	7,077
Leasehold improvements	21,140	12,124
Internally developed software	4,571	4,571

Property and equipment, gross	144,057	104,813
Less: accumulated depreciation and amortization	(48,746)	(39,780)

Property and equipment, net	$95,311	$65,033

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment. As of December 31, 2011, the net asset value of the aircraft and aircraft-related equipment, excluding $7.9 million in capitalized costs related to the repairs to the aircraft, was $36.7 million. This balance is net of $2.4 million of accumulated depreciation and an aggregate $8.6 million impairment charge. The Company expects that the repair process for the aircraft may be completed and the aircraft may be returned to service in the first half of 2012.

As of December 31, 2010, the net asset value of the aircraft and aircraft-related equipment was $42.6 million, inclusive of $1.5 million of accumulated depreciation and a $3.6 million impairment charge recorded during the year ended December 31, 2010.

Depreciation and amortization expense related to property and equipment was $10.6 million, $6.2 million, and $5.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2011	2010
Current:
Deferred product licenses revenue	$14,876	$13,881
Deferred product support revenue	143,588	129,766
Deferred other services revenue	19,974	18,136

Gross current deferred revenue and advance payments	178,438	161,783
Less: unpaid deferred revenue	(75,239)	(72,452)

Net current deferred revenue and advance payments	$103,199	$89,331

Non-current:
Deferred product licenses revenue	$3,528	$3,732
Deferred product support revenue	10,178	8,436
Deferred other services revenue	235	321

Gross non-current deferred revenue and advance payments	13,941	12,489
Less: unpaid deferred revenue	(3,100)	(4,611)

Net non-current deferred revenue and advance payments	$10,841	$7,878

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offsets accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Cost Method Investment

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, web surveys and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million, which the Company recorded as a gain on sale of investment in the Company’s operating results for the year ended December 31, 2011. As of the date of the July 2011 sale transaction, Sanju K. Bansal, the Vice Chairman of the Board of Directors of the Company and the Company’s Executive Vice President and Chief Operating Officer, held approximately 10% of the total outstanding equity of the Investee and was also a member of the board of directors of the Investee.

(8) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly has not recorded an indemnification liability on its balance sheets as of December 31, 2011 or December 31, 2010.

The Company leases office space and computer and other equipment under operating lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. In January 2010, the Company entered into a lease for approximately 142,000 square feet of office space at a location in Northern Virginia that began serving as its new corporate headquarters in October 2010. The lease granted an abatement of base rent until March 2011. In May 2010 and May 2011, the Company entered into amendments to the lease pursuant to which, in each instance, it leased an additional 24,000 square feet of office space, for a cumulative total of 48,000 square feet of additional office space, at the same location. The May 2010 amendment provided an abatement of base rent on the additional space until July 2011. The May 2011 amendment provided for an abatement of base rent on the additional space until February 2012. The lease, as amended, includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease, as amended, expires in December 2020. At December 31, 2011 and December 31, 2010, deferred rent of $24.9 million and $22.1 million, respectively, is included in other long-term liabilities and $1.8 million and $0.2 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to the Company’s right to terminate the lease during a period of time commencing in July 2012. The Company estimates that the cost of the lease arrangement for a one-year period will be approximately $4.2 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows future minimum rent payments under noncancellable operating leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2011:

Year	Amount
2012	$24,048
2013	22,840
2014	19,648
2015	16,543
2016	14,464
Thereafter	54,522

$152,065

Total rental expenses for the years ended December 31, 2011, 2010, and 2009 were $29.9 million, $29.5 million, and $15.5 million, respectively.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(b) Litigation

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. On December 30, 2010, the court dismissed the Company’s claim against Acacia Research and DAS for breach of the Settlement Agreement. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also filed a motion for leave to file a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. Trial is scheduled for May 29, 2012. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. On February 4, 2011, 821,393 LLC, a subsidiary of MicroStrategy Services Corporation

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“MSC”), MSC, and the Company (collectively, the “MicroStrategy Group”), filed a complaint against United States Aviation Underwriters, Inc. and United States Aircraft Insurance Group (collectively, the “USAU Group”), the agents for the aircraft’s insurance carriers and to the carriers themselves, who are Ace American Insurance Company and Liberty Mutual Insurance Company (collectively, the “Insurance Carriers”) in the Circuit Court of Fairfax County, Virginia, seeking damages from the Insurance Carriers and the USAU Group resulting from their alleged breach of contract for failure to pay the Company’s claim resulting from the physical loss of the aircraft and breach of contract for failure to pay the Company’s claim resulting from the damage to the aircraft (“Virginia Litigation”). On October 24, 2011, the MicroStrategy Group, the Insurance Carriers, and the USAU Group entered into a Dismissal and Tolling Agreement pursuant to which the Virginia Litigation was dismissed without prejudice.

As of December 31, 2010, the Company recorded a $3.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft based on the cost of repairs associated with its efforts to return the aircraft to service. The $3.6 million estimate reflected only the approximate cost of the damaged components of the aircraft as identified during a visual inspection. During 2011, the initial damage assessments were refined, raising the minimum damage estimate by approximately $5.0 million and, accordingly, the Company recorded an additional impairment charge of $5.0 million during 2011 for a total estimated loss of $8.6 million related to the Company’s owned corporate aircraft through December 31, 2011. The Company expects that the repair process for the aircraft may be completed and the aircraft may be returned to service in the first half of 2012. Nevertheless, the cost of necessary repairs remains uncertain. Consequently, the Company may record additional impairment charges in one or more future periods in amounts that may be up to and including the remaining carrying value of the aircraft.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date, which was received in full in the first quarter of 2011. During 2011, the Company recorded an additional $5.0 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date, $3.5 million of which was received prior to December 31, 2011.

On December 14, 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accuses the Company of willful infringement and seeks damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. The Company has also received indemnification requests from certain of its resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ‘502 patent. These matters are in the earliest stages. The outcome of these matters is not presently determinable. Accordingly, no estimated liability for these matters has been accrued in the accompanying consolidated financial statements.

On December 28, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringe four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accuses the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. This matter is in its earliest stages. The outcome of this matter is not presently determinable. Accordingly, no estimated liability for this matter has been accrued in the accompanying consolidated financial statements.

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

(9) Income Taxes

U.S. and international components of income from operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
U.S.	$(9,390)	$18,075	$49,362
Foreign	28,690	36,885	36,438

Total	$19,300	$54,960	$85,800

The provision for income taxes from operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$1,222	$3,092	$2,853
State	91	458	2,737
Foreign	5,344	5,932	4,705

	$6,657	$9,482	$10,295

Deferred:
Federal	$(3,157)	$3,712	$13,352
State	(276)	360	1,429
Foreign	(1,864)	(2,386)	217

	$(5,297)	$1,686	$14,998

Total provision	$1,360	$11,168	$25,293

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	-0.6%	1.0%	3.2%
Impact of international operations	-25.2%	-12.3%	-8.0%
Change in valuation allowance	-9.2%	-4.3%	-1.6%
Deferred tax adjustments and rate changes	-1.8%	1.3%	-0.2%
Other permanent differences and federal credits	8.8%	-0.4%	1.1%

Total	7.0%	20.3%	29.5%

For the year ended December 31, 2011, the “Impact of international operations” line item is comprised of foreign earnings taxed at different rates of -30.8%, withholding taxes of 7.1%, foreign tax credits of -3.3%, and other international components, comprised primarily of income from foreign partnerships, of 1.8%. The “Other permanent differences and federal credits” line item is comprised of disallowed meals and entertainment expenses of 5.3%, research and development tax credits of -4.3%, non-deductible officers’ compensation of 3.4%, disallowed corporate aircraft expenses of 2.8%, Subpart F income of 1.9%, and other permanent differences of -0.3%. For the years ended December 31, 2010 and 2009, all items requiring separate disclosure have been set forth in the table above.

The Company’s U.S. and foreign effective tax rates for income from operations before income taxes are as follows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
U.S.	22.6%	42.2%	41.3%
Foreign	12.1%	9.6%	13.5%

Combined	7.0%	20.3%	29.5%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. As of December 31, 2011 and December 31, 2010, the amount of cash and cash equivalents held by U.S. entities was $35.7 million and $33.1 million, respectively, and by non-U.S. entities was $163.9 million and $141.0 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits. No previously taxed foreign income was repatriated in 2011, 2010 or 2009.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2011	2010
Deferred tax assets, net:
Net operating loss carryforwards	$7,055	$3,183
Tax credits	7,588	3,089
Intangible assets	3,976	5,347
Deferred revenue adjustment	2,634	1,795
Accrued compensation	15,698	14,143
Deferred rent	5,000	3,213
Other	4,210	3,176

	46,161	33,946
Valuation allowance	(736)	(2,710)

Deferred tax assets, net of valuation allowance	45,425	31,236

Deferred tax liabilities:
Prepaid expenses and other	886	669
Property and equipment	18,343	7,201
Capitalized software development costs	2,665	3,479
Method changes	0	1,543

Total deferred tax liabilities	21,894	12,892

Total net deferred tax asset	$23,531	$18,344

The table of deferred tax assets and liabilities shown above does not include a deferred tax asset of $4.7 million related to U.S. federal net operating loss carryforwards of $12.0 million as of December 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 31, 2011, the Company had unrecognized tax benefits of $16.4 million, which are primarily recorded in other long-term liabilities. The change in unrecognized tax benefits (in thousands), which excludes interest and penalties, is presented in the table below:

Unrecognized tax benefits at January 1, 2011	$16,521
Increase related to positions taken in prior period	427
Decrease related to settlement with tax authorities	(552)
Reductions related to expiration of statute of limitations	(23)

Unrecognized tax benefits at December 31, 2011	$16,373

If recognized, $15.6 million of unrecognized tax benefits would impact the Company’s effective tax rate. Over the next 12 months, the amount of the net liability for unrecognized tax benefits shown above is expected to increase by approximately $0.5 million due to additional interest accruals. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. During the years ended December 31,

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011, 2010, and 2009, the Company recognized approximately $0.5 million, $0.4 million, and $0 in accrued interest. The amount of accrued interest related to the above unrecognized tax benefits was approximately $0.9 million and $0.4 million as of December 31, 2011 and December 31, 2010, respectively.

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

The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany for tax years 2005 forward, and the United Kingdom for tax years 2007 forward. The Company is currently under examination in Germany. A German audit for years 2000 through 2004 closed during 2009 with an audit assessment of approximately $0.6 million. A U.K. audit for year 2004 and a Dutch audit for years 2006 through 2007 closed during 2010 with immaterial audit assessments. To date there have been no other material audit assessments related to these audits in the U.S. or any of the applicable foreign jurisdictions.

The Company had $23.9 million and $0 of U.S. federal net operating loss carryforwards as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company did not recognize a deferred tax asset of $4.7 million related to U.S. federal net operating loss carryforwards of $12.0 million that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company had $5.8 million and $7.9 million of foreign net operating loss carryforwards as of December 31, 2011 and 2010, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $7.6 million and $3.1 million at December 31, 2011 and 2010, respectively, which begin to expire in 2015. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $0.7 million and $2.7 million at December 31, 2011 and 2010, respectively, primarily relate to certain foreign tax credit carryforward tax assets.

In determining the Company’s provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

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

(10) Share-Based Compensation

(a) Company Stock Option Plans

The Company has share-based compensation arrangements under which directors, officers, employees, and other eligible participants have previously received stock options awards to purchase the Company’s class A common stock, but no shares are currently authorized for additional awards under the plans. All stock options granted under the Company’s stock plans have terms of five to ten years and are fully vested. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

The Company estimates the fair value of each option grant using the Black-Scholes option-valuation model, and amortizes the related compensation expense over the requisite service period (generally the vesting period). The Company recognized no share-based compensation expense for the years ended December 31, 2011 and 2010 from Company stock option plans as all options fully vested in prior years. Share-based compensation for the year ended December 31, 2009 was not significant.

The windfall tax benefit realized from the exercise of stock options was $0, $0.7 million, and $0.9 million during the years ended December 31, 2011, 2010, and 2009, respectively. As a result of the Company’s decision to carry forward its U.S. federal net operating losses, the Company did not recognize a $4.7 million windfall tax benefit from the exercise of stock options that generated the U.S. federal net operating loss carryforward. Equity will be increased by $4.7 million if and when such deferred tax assets are ultimately realized.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of MicroStrategy’s stock option plans (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share				Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2009	1,027	$4.70	3,130.00	$103.63	$13,413	1,027	$103.63	$13,413
Granted	0	0	0	0
Exercised	(60)	4.70	41.99	19.39	$3,280
Canceled	(66)	11.91	1,769.40	342.97

Balance, December 31, 2009	901	$4.70	3,130.00	$92.96	$52,750	901	$92.96	$52,750
Granted	0	0	0	0
Exercised	(49)	4.70	41.99	23.25	$3,154
Canceled	(179)	23.00	3,130.00	382.86

Balance, December 31, 2010	673	$4.70	158.13	$22.42	$43,410	673	$22.42	$43,410
Granted	0	0	0	0
Exercised	(143)	4.70	101.25	17.47	$13,682
Canceled	(13)	18.90	158.13	155.77

Balance, December 31, 2011	517	$4.70	38.00	$20.31	$45,624	517	$20.31	$45,624

	Options Outstanding and Exercisable at December 31, 2011
Range of Exercise Prices per Share	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share
$ 4.70 - 5.00	12	0.6	$4.70
$10.01 - 20.00	1	0.8	$13.17
$20.01 - 23.74	504	1.1	$20.71

	517	1.1	$20.31

(b) Angel.com Stock Incentive Plan

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 1.5 million shares of the class A common stock of Angel.com, representing 8.4% of the outstanding equity of Angel.com on a fully diluted basis as of December 31, 2011. There were 0.3 million shares of class A common stock of Angel.com authorized for additional option grants as of December 31, 2011.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Angel.com stock options vest based on the satisfaction of both a performance and a continued service condition and expire ten years after grant. Compensation cost is recognized over the requisite service period of the award based on the probability of the achievement of the performance condition, reduced by the number of awards that are not expected to vest due to not meeting the continued service condition. For the years ended December 31, 2011, 2010, and 2009, no share-based compensation expense was recognized for these awards as the performance and service conditions have not yet been met.

The Company estimates the grant date fair value of Angel.com stock options using the Black-Scholes option-valuation model. The assumptions used in estimating the fair value of stock options granted are as follows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Expected term of options in years	7.50	5.00 - 7.50	4.00 - 7.50
Expected volatility	52.6%	55.3% - 56.0%	62.8% - 63.9%
Risk-free interest rate	1.49%	1.78% - 2.43%	1.51% - 3.04%
Expected dividend yield	0.0%	0.0%	0.0%

The expected term was calculated using the “simplified” method because Angel.com’s equity shares are not traded in a public market and Angel.com does not have historical exercise data. Volatility was estimated based on historical peer group industry data, and the risk-free interest rate was based on the U.S. treasury yield curve in effect at the time of grant for the expected term. The Company determined the exercise prices of all Angel.com stock options were at least equal to the fair market value of Angel.com’s common stock on their respective dates of grant.

A summary of the options granted under Angel.com’s stock option plan (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share					Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares
Balance, January 1, 2009	0	$0	0	$0	$0	0	$0	$0
Granted	905	1.80	1.80	1.80
Exercised	0	0	0	0	$0
Canceled	(52)	1.80	1.80	1.80

Balance, December 31, 2009	853	$1.80	1.80	$1.80	$0	0	$0	$0
Granted	475	1.81	1.81	1.81
Exercised	0	0	0	0	$0
Canceled	(126)	1.80	1.81	1.81

Balance, December 31, 2010	1,202	$1.80	1.81	$1.80	$0	0	$0	$0
Granted	115	2.54	2.54	2.54
Exercised	0	0	0	0	$0
Canceled	(88)	1.80	1.81	1.81

Balance, December 31, 2011	1,229	$1.80	2.54	$1.87	$0	0	$0	$0

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the outstanding stock options to purchase class A common stock of Angel.com had a weighted average remaining contractual life of 8 years and a weighted average exercise price of $1.87. Upon satisfaction of both the performance and continued service conditions, up to $0.9 million of share-based compensation expense would be recorded.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Income from:
Continuing operations, net of tax	$17,940	$43,792	$60,507
Discontinued operations, net of tax	0	0	14,330

Net income	$17,940	$43,792	$74,837

Denominator:
Weighted average common shares of class A common stock	8,341	8,684	9,212
Weighted average common shares of class B common stock	2,378	2,694	2,694

Total weighted average common stock shares outstanding	10,719	11,378	11,906
Effect of dilutive securities:
Employee stock options	347	401	378

Adjusted weighted average shares	11,066	11,779	12,284

Earnings per share:
Basic earnings per share
From continuing operations	$1.67	$3.85	$5.08
From discontinued operations	0	0	1.20

Basic earnings per share	$1.67	$3.85	$6.28

Diluted earnings per share:
From continuing operations	$1.62	$3.72	$4.92
From discontinued operations	0	0	1.17

Diluted earnings per share	$1.62	$3.72	$6.09

Options to purchase 15,000 and 191,000 shares of common stock were excluded from the diluted earnings per share computation for the years ended December 31, 2010, and 2009, respectively, because the effect of their inclusion would have been anti-dilutive. No options to purchase shares of common stock were excluded from the diluted earnings per share computation for the year ended December 31, 2011.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Treasury Stock

On July 28, 2005, the Company announced that its Board of Directors had authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Company’s Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million in the aggregate. The term of the 2005 Share Repurchase Program was also extended to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. As of December 31, 2011, the Company had repurchased an aggregate of 3,826,947 shares of class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

During 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. During 2010, the Company repurchased 1,357,474 shares of its class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million, pursuant to the 2005 Share Repurchase Program. During 2009, the Company did not repurchase any shares of class A common stock pursuant to the 2005 Share Repurchase Program.

All of the average price per share and aggregate cost amounts disclosed above include broker commissions.

(13) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $2.6 million, $2.0 million and $1.7 million during the years ended December 31, 2011, 2010, and 2009, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenues, pre-tax gain on sale and pre-tax loss (in thousands) generated by the Alarm.com business for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Revenues	$0	$0	$2,217
Pre-tax gain on sale	$0	$0	$25,628
Pre-tax loss	$0	$0	$(161)

(15) Segment Information

The Company manages its business in two operating segments – core business intelligence software and services, and other. The operating segment “other” consists of the Company’s Angel.com business, which provides interactive voice response and call center solutions. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	Core Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Year ended December 31, 2011
Total revenues	$304,407	$173,961	$58,800	$24,982	$562,150
Gross profit	225,687	133,852	46,931	13,660	420,130
Long-lived assets	89,805	9,006	4,505	4,332	107,648
Year ended December 31, 2010
Total revenues	$255,547	$133,334	$47,207	$18,489	$454,577
Gross profit	194,117	105,666	38,950	9,753	348,486
Long-lived assets	71,684	3,801	2,576	1,618	79,679
Year ended December 31, 2009
Total revenues	$212,604	$117,924	$33,284	$13,976	$377,788
Gross profit	173,997	100,523	28,060	8,605	311,185
Long-lived assets	65,594	2,835	1,988	1,203	71,620

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2011, 2010, and 2009, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2011, 2010, and 2009, no individual customer accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2011, 2010, and 2009, no individual foreign country accounted for 10% or more of total consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2011 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2011
Revenues	$122,029	$138,151	$141,704	$160,266	$562,150
Gross profit	$88,868	$103,608	$105,040	$122,614	$420,130
Net income	$1,134	$2,885	$4,921	$9,000	$17,940
Earnings per share: (1)
Basic	$0.11	$0.27	$0.46	$0.84	$1.67
Diluted	$0.10	$0.26	$0.44	$0.81	$1.62

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2010
Revenues	$93,390	$107,537	$114,530	$139,120	$454,577
Gross profit	$71,766	$83,188	$87,290	$106,242	$348,486
Net income	$6,901	$11,618	$7,351	$17,922	$43,792
Earnings per share: (1)
Basic	$0.58	$1.00	$0.66	$1.66	$3.85
Diluted	$0.56	$0.97	$0.63	$1.60	$3.72

(1)

The sum of the basic and diluted earnings per share for the four quarters may differ from annual earnings per share as the weighted-average shares outstanding are computed independently for each of the quarters presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED (Registrant)

By:	/s/ Michael J. Saylor
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR Michael J. Saylor	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/S/ DOUGLAS K. THEDE Douglas K. Thede	Executive Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2012

/S/ SANJU K. BANSAL Sanju K. Bansal	Vice Chairman of the Board of Directors, Executive Vice President and Chief Operating Officer	February 17, 2012

/S/ MATTHEW W. CALKINS Matthew W. Calkins	Director	February 17, 2012

/S/ ROBERT H. EPSTEIN Robert H. Epstein	Director	February 17, 2012

/S/ DAVID W. LARUE David W. LaRue	Director	February 17, 2012

/S/ JARROD M. PATTEN Jarrod M. Patten	Director	February 17, 2012

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	February 17, 2012

/S/ THOMAS P. SPAHR Thomas P. Spahr	Director	February 17, 2012

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010, and 2009

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:

December 31, 2011	$4,820	1,485	(188)	$6,117
December 31, 2010	$3,554	3,436	(2,170)	$4,820
December 31, 2009	$2,998	1,863	(1,307)	$3,554

Deferred tax valuation allowance:

December 31, 2011	$2,710	0	(1,974)	$736
December 31, 2010	$4,910	0	(2,200)	$2,710
December 31, 2009	$5,670	361	(1,121)	$4,910

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.2	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.3	Stock Option Agreement, dated July 26, 2002, between Jeffrey A. Bedell and the registrant, providing for the grant of an incentive stock option (filed as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.4	Summary of Compensation Arrangements for Named Executive Officers (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File
No. 000-24435) and incorporated by reference herein).*

10.5	Summary of Compensation Arrangements for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File
No. 000-24435) and incorporated by reference herein).*

10.6	Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435) and incorporated by reference herein).*

10.7	Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File
No. 000-24435) and incorporated by reference herein).*

10.8	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*

10.9	Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 5, 2010 and incorporated by reference herein).*

10.10	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.11	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.12	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President, and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
+	furnished, not filed, herewith