Form 10-Q
period 2012-03-31
MICROSTRATEGY INC
filed 2012-05-04
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 24, 2012 was 8,559,252 and 2,281,125, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$211,132	$199,634
Restricted cash and short-term investments	337	289
Accounts receivable, net	76,854	94,723
Prepaid expenses and other current assets	15,469	17,043
Deferred tax assets, net	29,024	31,516

Total current assets	332,816	343,205

Property and equipment, net	102,238	95,311
Capitalized software development costs, net	5,050	7,031
Deposits and other assets	5,159	5,306
Deferred tax assets, net	3,190	2,998

Total assets	$448,453	$453,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$46,316	$46,401
Accrued compensation and employee benefits	51,371	68,308
Deferred revenue and advance payments	120,325	103,199
Deferred tax liabilities	399	485

Total current liabilities	218,411	218,393

Deferred revenue and advance payments	11,096	10,841
Other long-term liabilities	43,035	45,141
Deferred tax liabilities	5,374	10,498

Total liabilities	277,916	284,873

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 14,963 shares issued and 8,558 shares outstanding, and 14,810 shares issued and 8,405 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,281 and 2,378 shares issued and outstanding, respectively	2	2
Additional paid-in capital	458,817	457,837
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,745)	(2,052)
Retained earnings	188,632	188,360

Total Stockholders’ Equity	170,537	168,978

Total Liabilities and Stockholders’ Equity	$448,453	$453,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues:
Product licenses	$37,453	$27,380
Product support and other services	107,632	94,649

Total revenues	145,085	122,029

Cost of revenues:
Product licenses	2,146	1,908
Product support and other services	36,843	31,253

Total cost of revenues	38,989	33,161

Gross profit	106,096	88,868

Operating expenses:
Sales and marketing	57,429	51,511
Research and development	23,735	12,998
General and administrative	24,474	23,281

Total operating expenses	105,638	87,790

Income from operations before financing and other income and income taxes	458	1,078

Financing and other (expense) income:
Interest income, net	15	82
Other expense, net	(160)	(631)

Total financing and other (expense) income	(145)	(549)

Income from operations before income taxes	313	529
Provision (benefit) for income taxes	41	(605)

Net income	$272	$1,134

Basic earnings per share (1)	$0.03	$0.11

Weighted average shares outstanding used in computing basic earnings per share	10,806	10,671

Diluted earnings per share (1)	$0.02	$0.10

Weighted average shares outstanding used in computing diluted earnings per share	11,092	11,045

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Net income	$272	$1,134
Foreign currency translation adjustment	288	25
Unrealized gain (loss) on short-term investments, net of applicable taxes	19	(3)

Total other comprehensive income, net of applicable taxes	307	22

Comprehensive income	$579	$1,156

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net income	$272	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,428	3,618
Bad debt expense	995	816
Deferred taxes	(2,780)	(1,723)
Excess tax benefits from share-based compensation arrangements	0	(1,852)
Changes in operating assets and liabilities:
Accounts receivable	17,900	18,802
Prepaid expenses and other current assets	832	3,273
Deposits and other assets	234	542
Accounts payable and accrued expenses	961	(1,637)
Accrued compensation and employee benefits	(17,699)	(17,707)
Deferred revenue and advance payments	15,837	20,298
Other long-term liabilities	(2,206)	2,644

Net cash provided by operating activities	20,774	28,208

Investing activities:
Purchases of property and equipment	(13,452)	(4,326)
Capitalized software development costs	0	(3,776)
Insurance proceeds	1,806	3,620
Increase in restricted cash and investments	(20)	(18)

Net cash used in investing activities	(11,666)	(4,500)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	980	1,490
Excess tax benefits from share-based compensation arrangements	0	1,852

Net cash provided by financing activities	980	3,342

Effect of foreign exchange rate changes on cash and cash equivalents	1,410	1,996

Net increase in cash and cash equivalents	11,498	29,046
Cash and cash equivalents, beginning of period	199,634	174,097

Cash and cash equivalents, end of period	$211,132	$203,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2011, which was audited, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

The Consolidated Financial Statements and notes are presented as required by the Unites States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified to conform to the current year presentation.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition.

(2) Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2012	2011
Billed and billable	$141,534	$179,179
Less: unpaid deferred revenue	(58,817)	(78,339)

Accounts receivable, gross	82,717	100,840
Less: allowance for doubtful accounts	(5,863)	(6,117)

Accounts receivable, net	$76,854	$94,723

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balances. The Company evaluates specific accounts when it becomes aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. In addition, the Company periodically adjusts this allowance based upon its review and assessment of the aging of receivables.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2012	2011
Current:
Deferred product licenses revenue	$8,014	$14,876
Deferred product support revenue	149,534	143,165
Deferred other services revenue	18,727	20,397

Gross current deferred revenue and advance payments	176,275	178,438
Less: unpaid deferred revenue	(55,950)	(75,239)

Net current deferred revenue and advance payments	$120,325	$103,199

Non-current:
Deferred product licenses revenue	$3,309	$3,528
Deferred product support revenue	9,742	9,453
Deferred other services revenue	912	960

Gross non-current deferred revenue and advance payments	13,963	13,941
Less: unpaid deferred revenue	(2,867)	(3,100)

Net non-current deferred revenue and advance payments	$11,096	$10,841

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts are primarily contracts under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The conditions of these obligations vary and often a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly, has not recorded an indemnification liability on its balance sheets as of March 31, 2012 or December 31, 2011.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The lease and associated amendments granted certain abatements of base rent, the last of which ended in February 2012. The lease includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease expires in December 2020. At March 31, 2012 and December 31, 2011, deferred rent of $24.5 million and $24.9 million, respectively, is included in other long-term liabilities and $2.1 million and $1.8 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to the Company’s right to terminate the lease during a specified period of time commencing in July 2012. The Company estimates that the cost of the lease arrangement for a one-year period will be approximately $4.2 million.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(b) Contingencies

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’s motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. On April 16, 2012, the Company filed a motion to dismiss the counterclaim, which remains pending. Discovery is ongoing, and trial is scheduled for December 3, 2012. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. As of December 31, 2011, the Company recorded an $8.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft based on the cost of repairs associated with its efforts to return the aircraft to service. During the first quarter of 2012, the damage assessments were further refined, raising the minimum damage estimate by approximately $0.7 million, and accordingly, the Company recorded an additional impairment charge of $0.7 million during the three months ended March 31, 2012, for a total estimated loss of $9.3 million related to the Company’s owned corporate aircraft through such date. The repair process for the aircraft has been completed and the Company expects that the aircraft will be returned to service in the second quarter of 2012.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. The Company’s insurance policy will pay up to $50.0 million in repair costs to the extent the aircraft is repairable or $50.0 million if the aircraft is determined to be a total loss. As of December 31, 2010, the Company had recorded a $3.6 million receivable for the insurance recovery for the preliminary minimum estimated aircraft loss through such date, all of which had been received as of March 31, 2011. During the year ended December 31, 2011, the Company had recorded an additional $5.0 million receivable for the insurance recovery for additional estimated aircraft loss through such date, and a $0.4 million receivable for other costs incurred during the repair process, $3.5 million of which had been received as of December 31, 2011, and an additional $1.8 million of which had been received as of March 31, 2012. During the quarter ended March 31, 2012, the Company recorded an additional $0.7 million receivable for the insurance recovery based on the updated minimum estimated aircraft loss through such date.

On December 14, 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy BI PlatformTM, Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. The Company has also received indemnification requests from certain of its resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

On December 28, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringe four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims on March 20, 2012. Discovery in the case is ongoing. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(7) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2012, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2012, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

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

As of March 31, 2012, the Company had recorded uncertain income tax positions of $17.0 million, which are primarily recorded in other long-term liabilities. If recognized, $15.8 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits is expected to increase by approximately $0.5 million for additional accrued interest. As of March 31, 2012, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $1.0 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31, 2012	December 31, 2011
Net deferred tax assets	$27,202	$24,267
Valuation allowance	(761)	(736)

Deferred tax assets, net of valuation allowance	$26,441	$23,531

The valuation allowance as of March 31, 2012 and December 31, 2011 primarily relates to certain foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2012 and applied that rate to its income from operations before income taxes in determining its provision for income taxes for the three months ended March 31, 2012. The Company also records discrete items in each respective period as appropriate. For the three months ended March 31, 2012, the Company recorded a provision for income taxes from operations of $41 thousand that resulted in an effective tax rate of 13.1%, as compared to a benefit for income taxes from operations of $0.6 million that resulted in an effective tax rate of negative 114.4% for the three months ended March 31, 2011. The higher effective tax rate for the three months ended March 31, 2012 was primarily due to the fact that during the three months ended March 31, 2011, the Company recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded during the three months ended March 31, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $28.9 million and $35.7 million, respectively, and by non-U.S. entities was $182.2 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s benefit or provision for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable.

(9) Share-Based Compensation

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

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards, and other awards with respect to, in the aggregate, up to 2.4 million shares of the class A common stock of Angel.com, representing 13.0% of the outstanding shares of common stock of Angel.com on a fully diluted basis as of March 31, 2012. During the three months ended March 31, 2012 and 2011, Angel.com granted options to purchase 0.6 million and 0 shares of class A common stock of Angel.com, respectively. There were 0.6 million shares of class A common stock of Angel.com authorized for additional option grants as of March 31, 2012.

The Angel.com stock options vest based on the satisfaction of both performance and continued service conditions and expire ten years after grant. Share-based compensation expense is recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that are not expected to vest due to the failure to satisfy the continued service condition. For the three months ended March 31, 2012 and 2011, no share-based compensation expense was recognized for these awards because it was not probable that the performance and service conditions would be satisfied.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options are computed using the treasury stock method.

(11) Segment Information

The Company manages its business in two operating segments – core business intelligence software and services, and other. The operating segment “other” consists of the Company’s Angel.com business, which provides cloud-based customer experience management (CEM) solutions, including interactive voice response and contact center solutions. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	Core Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended March 31, 2012
Total revenues	$78,996	$44,789	$14,549	$6,751	$145,085
Gross profit	57,174	34,133	11,297	3,492	106,096
Long-lived assets	92,439	9,627	5,993	4,388	112,447
Three months ended March 31, 2011
Total revenues	$65,354	$35,629	$14,246	$6,800	$122,029
Gross profit	46,791	26,373	11,659	4,045	88,868
Long-lived assets	71,673	4,662	2,948	1,541	80,824

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2012 and 2011, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three months ended March 31, 2012 and 2011, no individual customer accounted for 10% or more of total consolidated revenues.

As of March 31, 2012 and 2011, no individual foreign country accounted for 10% or more of total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Part II. Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Overview

MicroStrategy is a global provider of enterprise software platforms for business intelligence, mobile intelligence, and social intelligence applications (apps). Our business intelligence (BI) software platform enables leading organizations worldwide to analyze the vast amounts of data available to their enterprises to make better business decisions. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability. Recently, MicroStrategy has invested significantly in a number of software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based BI, and Social Intelligence. These forces are reshaping companies, industries, and economies around the world. The enterprise-grade MicroStrategy BI PlatformTM – in combination with the MicroStrategy Mobile App PlatformTM, MicroStrategy CloudTM, and the MicroStrategy Social Intelligence PlatformTM – provides an integrated tool-kit for companies to create solutions that harness these forces.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions, and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers. During the three months ended March 31, 2012, we did not generate significant revenues from our new social intelligence offerings.

For the three months ended March 31, 2012 and 2011, we operated one non-core business, Angel.com, a provider of cloud-based customer experience management (CEM) solutions, including its Caller FirstTM interactive voice response and contact center solutions.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2012 and 2011:

	Core BI Business		Other		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011

Revenues
Product licenses	$37,453	$27,380	$0	$0	$37,453	$27,380
Product support and other services	100,881	87,849	0	0	100,881	87,849
Angel.com services	0	0	6,751	6,800	6,751	6,800

Total revenues	138,334	115,229	6,751	6,800	145,085	122,029

Cost of revenues
Product licenses	2,146	1,908	0	0	2,146	1,908
Product support and other services	33,584	28,498	0	0	33,584	28,498
Angel.com services	0	0	3,259	2,755	3,259	2,755

Total cost of revenues	35,730	30,406	3,259	2,755	38,989	33,161

Gross profit	102,604	84,823	3,492	4,045	106,096	88,868

Operating expenses
Sales and marketing	55,141	48,575	2,288	2,936	57,429	51,511
Research and development	22,174	11,994	1,561	1,004	23,735	12,998
General and administrative	23,665	22,539	809	742	24,474	23,281

Total operating expenses	100,980	83,108	4,658	4,682	105,638	87,790

Income (loss) from operations before financing and other income and income taxes	$1,624	$1,715	$(1,166)	$(637)	$458	$1,078

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

•	introducing MicroStrategy Cloud and MicroStrategy Cloud Personal;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social intelligence offerings, such as MicroStrategy WisdomTM, MicroStrategy Alert, Wisdom for Facebook, Alert for Facebook, EmmaTM, and UsherTM;

•

focusing our sales and marketing activities to create brand awareness and expand marketing partner relationships in an effort to obtain new customers, as well as to expand and strengthen our existing customer base; and

•

maintaining a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. While we expect to continue to make additional investments in these capabilities in 2012, we expect the rate of increase of expenses related to such investments to be lower in 2012 as compared to 2011. We generated net income for the three months ended March 31, 2012. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of March 31, 2012, we had a total of 3,029 employees, of whom 1,441 were based in the United States and 1,588 were based internationally. Of our 3,029 employees, 796 were engaged in sales and marketing, 763 in research and development, 1,070 in technical support, consulting, and education services, and 400 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The lease and associated amendments granted certain abatements of base rent, the last of which ended in February 2012. The lease includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to our right to terminate the lease during a specified period of time commencing in July 2012. If our owned aircraft returns to service in the second quarter of 2012 as we expect, we expect to incur a non-recurring increase of approximately $1.0 million in general and administrative expenses during 2012 due to our expected use of both our owned corporate aircraft and leased corporate aircraft in that period.

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

The section “Critical Accounting Estimates” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2011 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2011.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros and British pounds sterling. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our Consolidated Statements of Operations by showing the increase (decrease) in revenues or expenses, as applicable, from the same period in the prior year. The term “international” refers to operations outside of the United States and Canada.

	Three Months Ended March 31,
	2012	2011

International product licenses revenues	$(437)	$397
International product support revenues	(863)	434
International other services revenues	(528)	345

Cost of product support revenues	(28)	32
Cost of other services revenues	(688)	179
Sales and marketing expenses	(582)	641
Research and development expenses	136	79
General and administrative expenses	(202)	137

For example, if there had been no change to foreign currency exchange rates from 2011 to 2012, international product licenses revenues would have been $16.8 million rather than $16.4 million for the three months ended March 31, 2012. If there had been no change to foreign currency exchange rates from 2011 to 2012, sales and marketing expenses for our core BI business would have been $55.7 million rather than $55.1 million for the three months ended March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change
Product Licenses Revenues:
Domestic	$21,043	$14,467	45.5%
International	16,410	12,913	27.1%

Total product licenses revenues	$37,453	$27,380	36.8%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	2
Between $0.5 million and $1.0 million in licenses revenue recognized	7	5

Total	11	7

Domestic:
More than $1.0 million in licenses revenue recognized	3	1
Between $0.5 million and $1.0 million in licenses revenue recognized	5	4

Total	8	5

International:
More than $1.0 million in licenses revenue recognized	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	1

Total	3	2

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$10,210	$2,686	280.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,276	3,384	55.9%
Less than $0.5 million in licenses revenue recognized	21,967	21,310	3.1%

Total	37,453	27,380	36.8%

Domestic:
More than $1.0 million in licenses revenue recognized	6,357	1,560	307.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,942	2,613	50.9%
Less than $0.5 million in licenses revenue recognized	10,744	10,294	4.4%

Total	21,043	14,467	45.5%

International:
More than $1.0 million in licenses revenue recognized	3,853	1,126	242.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,334	771	73.0%
Less than $0.5 million in licenses revenue recognized	11,223	11,016	1.9%

Total	$16,410	$12,913	27.1%

Product licenses revenues increased $10.1 million for the three months ended March 31, 2012, as compared to the same period in the prior year. For the three months ended March 31, 2012 and 2011, product licenses transactions with more than $0.5 million in recognized revenue represented 41.3% and 22.2%, respectively, of our product licenses revenues. For the three months ended March 31, 2012, our top three product licenses transactions totaled $9.1 million in recognized revenue, or 24.3% of total product licenses revenues, compared to $3.5 million, or 12.8% of total product licenses revenues, for the three months ended March 31, 2011.

Domestic product licenses revenues. Domestic product licenses revenues increased $6.6 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue and an increase in the average deal size of transactions with more than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $3.5 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$36,154	$32,369	11.7%
International	26,756	24,231	10.4%

Total product support revenues	62,910	56,600	11.1%

Consulting	32,955	27,035	21.9%
Education	4,647	4,214	10.3%
Subscription services	369	0	n/a

Total product support and other services revenues	$100,881	$87,849	14.8%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Product support revenues increased $6.3 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a 15.1% increase in the number of product support contracts, which accounted for an increase of $8.5 million in recognized revenue, partially offset by a $2.2 million decrease in recognized revenue due to a decrease in average product support prices.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues increased for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to an increase in the number of students trained.

Subscription services revenues. Subscription services revenues are derived from Cloud services that we provide to our customers and are recognized on a subscription basis over the estimated average life of the customer relationship. Subscription services revenues were $0.4 million for the three months ended March 31, 2012. Because we only began to offer Cloud services in the second half of 2011, we did not recognize any subscription services revenues for the three months ended March 31, 2011.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change

Angel.com services	$6,751	$6,800	-0.7%

Angel.com services revenues decreased $0.1 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.3 million decrease in the usage of Angel.com’s interactive voice response and contact center solutions, partially offset by a $0.2 million increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change
Cost of Revenues:
Product licenses	$2,146	$1,908	12.5%
Product support	3,568	3,424	4.2%
Consulting	26,683	22,886	16.6%
Education	2,005	2,188	-8.4%
Subscription services	1,328	0	n/a
Angel.com services	3,259	2,755	18.3%

Total cost of revenues	$38,989	$33,161	17.6%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.2 in March 2011. We expect to amortize the remaining balance of our products’ capitalized software development costs as of March 31, 2012 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance as of March 31, 2012 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$2,517	24
MicroStrategy 9.2.1	1,623	27
MicroStrategy Mobile	910	15

Total capitalized software development	$5,050

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.1 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.1 million increase in compensation and related costs, including bonuses and travel and entertainment expenditures associated with an increase in staffing levels to support an increased customer base. Product support headcount increased 1.4% to 147 at March 31, 2012 from 145 at March 31, 2011.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $3.8 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $3.2 million increase in compensation and related costs due to an increase in staffing levels, a $0.9 million increase in travel and entertainment expenditures, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.5 million decrease in subcontractor costs. Consulting headcount increased 21.6% to 834 at March 31, 2012 from 686 at March 31, 2011.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.2 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.1 million decrease in subcontractor costs and a $0.1 million decrease in other related support costs. Education headcount decreased 5.7% to 50 at March 31, 2012 from 53 at March 31, 2011.

Cost of subscription services revenues. Cost of subscription services revenues consists of facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues were $1.3 million for the three months ended March 31, 2012, with $0.7 million due to facility and other related support costs, $0.5 million due to compensation and related costs, and $0.1 million due to travel and entertainment expenditures. Subscription services headcount was 11 at March 31, 2012.

Because our subscription services revenues consist of revenues associated with our Cloud services offering, and we only began to offer Cloud services in the second half of 2011, we did not incur any cost of subscription services revenues for the three months ended March 31, 2011. For the same reason, we had no headcount associated with subscription services at March 31, 2011.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. Cost of Angel.com services revenues increased $0.5 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.3 million increase in hosting and related costs and a $0.2 million increase in compensation and related costs due to higher compensation levels to support an increased customer base. Angel.com consulting and technical support headcount was 28 at each of March 31, 2012 and March 31, 2011.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change

Sales and marketing	$55,141	$48,575	13.5%
General and administrative	23,665	22,539	5.0%

Total	$78,806	$71,114	10.8%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses increased $6.6 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $3.5 million increase in compensation and related costs due to increased variable compensation and higher compensation levels, a $1.3 million increase in travel and entertainment expenditures, a $1.2 million increase in marketing and advertising costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social intelligence offerings and MicroStrategy MobileTM for the iPhone® and iPad®, a $0.3 million increase in facility and other related support costs, and a $0.3 million increase in consulting and advisory costs. Sales and marketing headcount decreased 3.8% to 757 at March 31, 2012 from 787 at March 31, 2011. We do not expect to increase sales and marketing headcount significantly in the near term.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses increased $1.1 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $1.8 million increase in legal, consulting, and other advisory costs, a $0.3 million increase in facility and other related support costs, a $0.3 million increase in compensation and related costs due to higher compensation levels, a $0.3 million increase due to operating costs of our leased fractional interest in a corporate aircraft, and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $1.8 million decrease in recruiting costs. General and administrative headcount decreased 5.0% to 395 at March 31, 2012 from 416 at March 31, 2011. We do not expect to increase general and administrative headcount significantly in the near term.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change

Sales and marketing	$2,288	$2,936	-22.1%
General and administrative	809	742	9.0%

Total	$3,097	$3,678	-15.8%

Angel.com sales and marketing expenses decreased $0.6 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.5 million decrease in compensation and related costs associated with decreased staffing levels and a $0.1 million decrease in facility and other related support costs. Angel.com sales and marketing headcount decreased 31.6% to 39 at March 31, 2012 from 57 at March 31, 2011.

Angel.com general and administrative expenses increased $0.1 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a $0.2 million increase in facility and other related support costs, partially offset by a $0.1 million decrease in recruiting costs. Angel.com general and administrative headcount was 5 at each of March 31, 2012 and March 31, 2011.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2012	2011	Change

Gross research and development expenses:
Core research and development activities	$22,174	$15,770	40.6%
Angel.com research and development activities	1,561	1,004	55.5%

Total research and development expenses before capitalized software development costs	23,735	16,774	41.5%
Capitalized software development costs	0	(3,776)	-100.0%

Total research and development expenses	$23,735	$12,998	82.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,982	$1,665	19.0%

Research and development expenses, before capitalization of software development costs, increased $7.0 million, or 41.5%, for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels. During the three months ended March 31, 2012, we had no capitalized software development costs, as compared to $3.8 million in software development costs associated with the development of our MicroStrategy 9.2 software that were capitalized in the same period in the prior year. Core BI research and development headcount increased 42.0% to 734 at March 31, 2012 from 517 at March 31, 2011. Angel.com research and development headcount increased 20.8% to 29 at March 31, 2012 from 24 at March 31, 2011.

For the three months ended March 31, 2012, our research and development personnel were focused on the following: 61.3% on the MicroStrategy BI Platform, including the MicroStrategy Mobile App Platform, and 38.7% on other research and development, including MicroStrategy Cloud, the MicroStrategy Social Intelligence Platform, and our Angel.com business.

Provision for Income Taxes. For the three months ended March 31, 2012, we recorded a provision for income taxes from operations of $41 thousand that resulted in an effective tax rate of 13.1%, as compared to a benefit for income taxes from operations of $0.6 million that resulted in an effective tax rate of negative 114.4% for the three months ended March 31, 2011. The higher effective tax rate for the three months ended March 31, 2012 was primarily due to the fact that for the three months ended March 31, 2011, we recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded for the three months ended March 31, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

As of March 31, 2012, we had U.S. federal net operating loss carryforwards of $27.6 million and foreign net operating loss carryforwards of $6.1 million. We were not able to recognize a deferred tax asset related to $4.0 million and $12.0 million of the U.S. federal net operating loss carryforwards that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting as of March 31, 2012 and December 31, 2011, respectively. Equity will be increased by $6.2 million if and when such deferred tax assets are ultimately realized. As of March 31, 2012, U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $26.4 million. As of March 31, 2012, we had a valuation allowance of $0.8 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from operations for the period ended March 31, 2012 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $28.9 million and $35.7 million, respectively, and by non-U.S. entities was $182.2 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31, 2012	December 31, 2011	March 31, 2011
Current:
Deferred product licenses revenue	$8,014	$14,876	$13,081
Deferred product support revenue	149,534	143,165	136,795
Deferred other services revenue	18,727	20,397	17,604

Gross current deferred revenue and advance payments	176,275	178,438	167,480
Less: unpaid deferred revenue	(55,950)	(75,239)	(56,509)

Net current deferred revenue and advance payments	$120,325	$103,199	$110,971

Non-current:
Deferred product licenses revenue	$3,309	$3,528	$4,219
Deferred product support revenue	9,742	9,453	7,916
Deferred other services revenue	912	960	304

Gross non-current deferred revenue and advance payments	13,963	13,941	12,439
Less: unpaid deferred revenue	(2,867)	(3,100)	(3,616)

Net non-current deferred revenue and advance payments	$11,096	$10,841	$8,823

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $2.1 million as of March 31, 2012, as compared to December 31, 2011, primarily due to the recognition of previously deferred product licenses and other services revenues, partially offset by an increase in the number of technical support contracts in our installed customer base. Total gross deferred revenue and advance payments increased $10.3 million as of March 31, 2012, as compared to March 31, 2011, primarily due to an increase in the number of technical support contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses revenues.

We expect to recognize approximately $176.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2012, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017, totaling approximately $112.5 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

As of March 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities were $28.9 million and $35.7 million, respectively, and by non-U.S. entities were $182.2 million and $163.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents held by us and anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months, and accordingly, we do not expect that we will need to borrow money to finance our operations. However, we may elect to borrow money in future periods in order to take advantage of favorable pricing in the credit markets.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes in our cash flows for the periods indicated:

	March 31,		%
	2012	2011	Change

Net cash provided by operating activities	$20,774	$28,208	-26.4%
Net cash used in investing activities	(11,666)	(4,500)	159.2%
Net cash provided by financing activities	980	3,342	-70.7%

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

Net cash provided by operating activities was $20.8 million and $28.2 million for the three months ended March 31, 2012 and 2011, respectively. We incurred net non-cash expenses of $4.6 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities was $11.7 million and $4.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2012, as compared to the same period in the prior year, was primarily due to a $9.1 million increase in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, partially offset by a $3.8 million decrease in capitalized software development costs, and the receipt of $1.8 million of insurance proceeds related to our corporate aircraft.

Net Cash Provided by Financing Activities. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $1.0 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash provided by financing activities for the three months ended March 31, 2012, as compared to the same period in the prior year, was due to a $1.8 million decrease in excess tax benefits from share-based compensation arrangements and a $0.5 million decrease in proceeds from the exercise of employee stock options.

Share Repurchases. The Board of Directors has authorized our repurchase of up to an aggregate of $800.0 million of our class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we may enter into in the future.

During the three months ended March 31, 2012, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2012, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. We also lease a fractional interest in a corporate aircraft owned and operated by a fractional interest program operator. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2012:

	Payments due by period ended March 31,
	Total	2013	2014-2015	2016-2017	Thereafter
Contractual Obligations:
Operating leases	$146,244	$23,681	$40,934	$30,579	$51,050
Capital leases	4,383	1,800	2,572	11	0

Total	$150,627	$25,481	$43,506	$30,590	$51,050

Unrecognized Tax Benefits. As of March 31, 2012, we had $17.0 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are primarily recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of March 31, 2012, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. We adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

As of March 31, 2012, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.9% of our total revenues for each of the three months ended March 31, 2012 and 2011. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2012 and 2011, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 1.0% and 0.9%, respectively. The increase in exposure as of March 31, 2012 was primarily due to our increase of cash balances in non-U.S. dollar based bank accounts. If average exchange rates during the three months ended March 31, 2012 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2012 would have decreased by 3.8%. During the three months ended March 31, 2012, our revenues decreased 1.3% as a result of a 3.1% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’s motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. On April 16, 2012, the Company filed a motion to dismiss the counterclaim, which remains pending. Discovery is ongoing, and trial is scheduled for December 3, 2012. The outcome of this matter is not presently determinable.

On December 14, 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. We have also received indemnification requests from certain of our resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

On December 28, 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringe four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims on March 20, 2012. Discovery in the case is ongoing. The outcome of this matter is not presently determinable.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products and services in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product licenses transactions in the summer;

•	changes in our operating expenses;

•	planned major maintenance activities that may commence once our owned corporate aircraft is returned to service;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes;

•	our use of direct and indirect distribution channels;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business;

•	changes in foreign currency exchange rates;

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

•	announcements by us or our competitors of acquisitions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales of stock by us or by our stockholders;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the three month periods ended March 31, 2012 and 2011; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

In 2011, we significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social intelligence trends in the marketplace. Similarly, we increased the size of our sales and services teams to better serve new and existing customers. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially and adversely affected.

As of March 31, 2012, we had $32.2 million of deferred tax assets, net of a $0.8 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with various European sovereign debt crises, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products and services, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition would be materially adversely affected.

We face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The markets for business intelligence software, analytical applications, and information delivery are intensely competitive and subject to rapidly changing technology. In addition, many companies in these markets are offering, or may soon offer, products and services that may compete with MicroStrategy offerings.

MicroStrategy faces competitors in several broad categories, including full business intelligence platforms, analytics applications, dashboarding tools, data visualization and exploration tools, report generation and delivery tools, and mobile BI products. Independent competitors that are primarily focused on business intelligence offerings include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software, and TIBCO Spotfire. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our offerings, such as IBM, Microsoft, Oracle, SAP, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than we can, such as offering certain business intelligence products and services free of charge when bundled with other software offerings. In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts.

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

We depend on revenue from a single suite of products and related services

Our MicroStrategy BI Platform and related products and services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy BI Platform software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products, or other risks described in this document.

If we are unable to develop and release product enhancements and new offerings to respond to rapid technological change in a timely and cost-effective manner, our business, operating results, and financial condition could be materially adversely affected

The market for our offerings is characterized by rapid technological change, frequent new product introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of offerings embodying new technologies can quickly make existing offerings obsolete and unmarketable. We believe that our future success depends largely on three factors:

•	our ability to continue to support a number of popular operating systems and databases;

•	our ability to maintain and improve our current offerings; and

•	our ability to rapidly develop new offerings that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis product enhancements or new offerings that respond to technological change or new customer requirements, nor can we be sure that any new offerings and product enhancements will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially affect our business.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, we recently introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social intelligence trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third-party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions could affect our operating results

A significant portion of our research and development activities are concentrated in facilities in Northern Virginia and two cities in China (Hangzhou and Beijing), and certain other critical business operations are concentrated in facilities in Northern Virginia and Warsaw, Poland. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism, or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

We use strategic channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use strategic channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the three months ended March 31, 2012, transactions by channel partners for which we recognized revenues accounted for 37.3% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $190.2 million as of March 31, 2012. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $58.8 million, resulting in net current and non-current deferred revenue and advance payments of $131.4 million as of March 31, 2012. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017 totaling $112.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales from foreign direct and indirect operations. International revenues accounted for 40.9% of our total revenues for each of the three months ended March 31, 2012 and 2011. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs, export restrictions, and other trade barriers;

•	costs of localizing our offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including labor laws;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

President Obama released a proposed corporate tax reform package in February 2012. The proposals include corporate income tax rate cuts, elimination of certain corporate tax incentives, and a minimum tax on overseas earnings. It is not clear whether, and to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, and our international expansion efforts.

These factors may have a material adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles for our products, which could reduce our revenues

To date, our customers have typically invested substantial time, money, and other resources and involved many people in the decision to license our software products and purchase our consulting and other services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new offerings, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely. Implementing our products can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware, and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2012 and 2011, our top three product licenses transactions with recognized revenue totaled $9.1 million and $3.5 million, respectively, or 24.3% and 12.8% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that the customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

We face a variety of risks in doing business with the U.S. and foreign governments, various state and local governments, and agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting requirements

Our customers include the U.S. government and a number of state and local governments and agencies. There are a variety of risks in doing business with government entities, including:

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

Compliance with Government Contracting Requirements. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms that are particular to government contracts. U.S. government and state and local governments and agencies routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

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

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that we incorporate into our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future products. In addition, we may be unable to renegotiate acceptable third-party license terms. Changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our software offerings becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our software offerings, and we may experience a decreased demand for our software offerings.

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

The emergence of new industry standards may adversely affect the demand for our existing offerings

The emergence of new industry standards in related fields may adversely affect the demand for our existing offerings. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our software offerings. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our software offerings on a timely basis to new standards in database access technology, the ability of MicroStrategy’s software offerings to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could adversely affect the demand for our existing software offerings. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat Linux AS, SuSE Linux Enterprise Server, Apple’s iOS and OSX, RIM’s Blackberry® OS, and Google’s AndroidTM. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our software offerings.

The nature of our software offerings makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the offerings perform and which could in turn reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain errors and/or defects. Although we test our software offerings extensively, we have in the past discovered software errors in our offerings after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new offerings or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect upon our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of software offerings and level of competition in our industry segments grow, the functionality of software offerings overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our software offerings;

•	require us to redesign certain of our software offerings using alternative non-infringing technology or practices, which could require significant effort and expense; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition, or cash flows could be adversely affected.

For example, we are currently being sued by two separate parties who allege that certain of our core business intelligence products infringe their respective patents. These matters are described in further detail in this Quarterly Report on Form 10-Q under “Part II. Item 1. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 24, 2012, holders of our class B common stock owned 2,281,125 shares of class B common stock, or 72.7% of the total voting power. Michael J. Saylor, our Chairman, President and

Chief Executive Officer, beneficially owned 377,846 shares of class A common stock and 2,011,668 shares of class B common stock, or 64.6% of the total voting power, as of April 24, 2012. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended March 31, 2012, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See “Liquidity and Capital Resources” in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: May 4, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of 2012 Compensation Arrangements for Named Executive Officers.*

10.2	Summary of 2012 Compensation Arrangements for Non-Employee Directors.*

10.3	Executive Vice President, Worldwide Sales & Operations Q1 2012 Quarterly Bonus Plan.* †

10.4	Executive Vice President, Worldwide Sales & Operations Q2-Q4 2012 Quarterly Bonus Plan. *†

10.5	Executive Vice President, Worldwide Sales & Operations 2012 Annual Maintenance Bonus Plan. *

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.
+	furnished, not filed, herewith