Form 10-Q
period 2012-06-30
MICROSTRATEGY INC
filed 2012-08-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 24, 2012 was 8,707,145 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2011, which was derived from audited financial statements)

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and 2011	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,540	$199,634
Restricted cash and short-term investments	247	289
Accounts receivable, net	78,893	94,723
Prepaid expenses and other current assets	18,476	17,043
Deferred tax assets, net	21,740	31,516

Total current assets	314,896	343,205

Property and equipment, net	102,227	95,311
Capitalized software development costs, net	9,425	7,031
Deposits and other assets	5,038	5,306
Deferred tax assets, net	2,731	2,998

Total assets	$434,317	$453,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,816	$46,401
Accrued compensation and employee benefits	56,293	68,308
Deferred revenue and advance payments	105,523	103,199
Deferred tax liabilities	184	485

Total current liabilities	193,816	218,393

Deferred revenue and advance payments	10,361	10,841
Other long-term liabilities	44,329	45,141
Deferred tax liabilities	6,572	10,498

Total liabilities	255,078	284,873

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,112 shares issued and 8,707 shares outstanding, and 14,810 shares issued and 8,405 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 and 2,378 shares issued and outstanding, respectively	2	2
Additional paid-in capital	460,784	457,837
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(2,281)	(2,052)
Retained earnings	195,903	188,360

Total Stockholders’ Equity	179,239	168,978

Total Liabilities and Stockholders’ Equity	$434,317	$453,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues:
Product licenses	$31,890	$33,430
Product support and other services	109,948	104,721

Total revenues	141,838	138,151

Cost of revenues:
Product licenses	982	2,322
Product support and other services	35,654	32,221

Total cost of revenues	36,636	34,543

Gross profit	105,202	103,608

Operating expenses:
Sales and marketing	51,117	60,942
Research and development	20,657	16,874
General and administrative	23,939	22,319

Total operating expenses	95,713	100,135

Income from operations before financing and other income and income taxes	9,489	3,473

Financing and other income (expense):
Interest income, net	35	39
Other income (expense), net	1,011	(316)

Total financing and other income (expense)	1,046	(277)

Income from operations before income taxes	10,535	3,196
Provision for income taxes	3,264	311

Net income	$7,271	$2,885

Basic earnings per share (1)	$0.67	$0.27

Weighted average shares outstanding used in computing basic earnings per share	10,875	10,709

Diluted earnings per share (1)	$0.65	$0.26

Weighted average shares outstanding used in computing diluted earnings per share	11,121	11,068

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues:
Product licenses	$69,343	$60,810
Product support and other services	217,580	199,370

Total revenues	286,923	260,180

Cost of revenues:
Product licenses	3,128	4,230
Product support and other services	72,497	63,474

Total cost of revenues	75,625	67,704

Gross profit	211,298	192,476

Operating expenses:
Sales and marketing	108,546	112,453
Research and development	44,392	29,872
General and administrative	48,413	45,600

Total operating expenses	201,351	187,925

Income from operations before financing and other income and income taxes	9,947	4,551

Financing and other income (expense):
Interest income, net	50	121
Other income (expense), net	851	(947)

Total financing and other income (expense)	901	(826)

Income from operations before income taxes	10,848	3,725
Provision (benefit) for income taxes	3,305	(294)

Net income	$7,543	$4,019

Basic earnings per share (1)	$0.70	$0.38

Weighted average shares outstanding used in computing basic earnings per share	10,841	10,690

Diluted earnings per share (1)	$0.68	$0.36

Weighted average shares outstanding used in computing diluted earnings per share	11,107	11,056

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)

Net income	$7,271	$2,885
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(512)	(125)
Unrealized (loss) gain on short-term investments	(24)	1

Total other comprehensive (loss) income	(536)	(124)

Comprehensive income	$6,735	$2,761

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)

Net income	$7,543	$4,019
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation adjustment	(224)	(100)
Unrealized loss on short-term investments	(5)	(2)

Total other comprehensive (loss) income	(229)	(102)

Comprehensive income	$7,314	$3,917

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net income	$7,543	$4,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,812	7,851
Bad debt expense	3,075	266
Deferred taxes	5,612	(2,852)
Excess tax benefits from share-based compensation arrangements	0	(1,854)
Changes in operating assets and liabilities:
Accounts receivable	12,071	13,149
Prepaid expenses and other current assets	(4,460)	5,043
Deposits and other assets	214	62
Accounts payable and accrued expenses	(6,897)	(2,106)
Accrued compensation and employee benefits	(11,523)	(9,799)
Deferred revenue and advance payments	3,200	11,831
Other long-term liabilities	(798)	5,856

Net cash provided by operating activities	19,849	31,466

Investing activities:
Purchases of property and equipment	(23,942)	(18,806)
Capitalized software development costs	(5,050)	(5,432)
Insurance proceeds	3,206	5,675
Decrease (increase) in restricted cash and investments	42	(167)

Net cash used in investing activities	(25,744)	(18,730)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	2,947	1,554
Excess tax benefits from share-based compensation arrangements	0	1,854

Net cash provided by financing activities	2,947	3,408

Effect of foreign exchange rate changes on cash and cash equivalents	(1,146)	2,784

Net (decrease) increase in cash and cash equivalents	(4,094)	18,928
Cash and cash equivalents, beginning of period	199,634	174,097

Cash and cash equivalents, end of period	$195,540	$193,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2011, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

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

(2) Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

(3) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments, which consist of cash and cash equivalents, restricted cash and short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30, 2012	December 31, 2011
Billed and billable	$144,319	$179,179
Less: unpaid deferred revenue	(59,801)	(78,339)

Accounts receivable, gross	84,518	100,840
Less: allowance for doubtful accounts	(5,625)	(6,117)

Accounts receivable, net	$78,893	$94,723

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

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30, 2012	December 31, 2011
Current:
Deferred product licenses revenue	$9,044	$14,876
Deferred product support revenue	136,815	143,165
Deferred other services revenue	16,797	20,397

Gross current deferred revenue and advance payments	162,656	178,438
Less: unpaid deferred revenue	(57,133)	(75,239)

Net current deferred revenue and advance payments	$105,523	$103,199

Non-current:
Deferred product licenses revenue	$3,033	$3,528
Deferred product support revenue	8,379	9,453
Deferred other services revenue	1,617	960

Gross non-current deferred revenue and advance payments	13,029	13,941
Less: unpaid deferred revenue	(2,668)	(3,100)

Net non-current deferred revenue and advance payments	$10,361	$10,841

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The conditions of these obligations vary and often a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly, has not recorded an indemnification liability on its balance sheets as of June 30, 2012 or December 31, 2011.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The lease includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease expires in December 2020. At June 30, 2012 and December 31, 2011, deferred rent of $23.9 million and $24.9 million, respectively, is included in other long-term liabilities and $2.3 million and $1.8 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to the Company’s right to terminate the lease early during a specified period of time commencing in July 2012. The Company is currently evaluating whether to terminate the lease early.

The Company has contingent liabilities that, in management’s judgment, are not probable of assertion. If such unasserted contingent liabilities were to be asserted, or become probable of assertion, the Company may be required to record significant expenses and liabilities in the period in which these liabilities are asserted or become probable of assertion.

(b) Contingencies

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’s motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging, among other things, that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. On April 16, 2012, the Company filed a motion to dismiss the counterclaim, which remains pending. Discovery is ongoing, and trial is scheduled for February 14, 2013. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. As of December 31, 2011, the Company recorded an $8.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft based on the cost of repairs associated with its efforts to return the aircraft to service. During the first quarter of 2012, the damage assessments were further refined, raising the minimum damage estimate by approximately $0.7 million, and accordingly, the Company recorded an additional impairment charge of $0.7 million during the three months ended March 31, 2012. The repair process for the aircraft has been completed and the aircraft was returned to service in May 2012. Based on the final assessments of the damage, the Company recorded an additional impairment charge of $0.3 million during the three months ended June 30, 2012, for a total loss of $9.6 million related to the Company’s owned corporate aircraft through such date.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. During the three and six months ended June 30, 2012, the Company recorded an additional $0.6 million and $1.3 million receivable, respectively, for the insurance recovery based on the final assessments of the damage and other costs incurred during the repair process, all of which had been received as of June 30, 2012. To date, the Company has recorded a $9.6 million receivable for the insurance recovery for the aircraft damage and $0.7 million receivable for other costs incurred during the repair process, for a total of $10.3 million, all of which had been received as of June 30, 2012. The Company does not expect to incur any additional material impairment charges or repair costs or receive any additional material insurance proceeds related to this incident.

In December 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy BI PlatformTM, Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. Discovery in the case is ongoing. The Company has also received indemnification requests from certain of its resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Discovery in the case is ongoing. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(7) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During each of the three and six months ended June 30, 2012 and 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2012, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2001; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ended in 2001 and forward that were used in later tax years. The Company is currently under tax examination in Germany.

As of June 30, 2012, the Company had recorded uncertain income tax positions of $17.1 million, which are recorded in other long-term liabilities. If recognized, $15.9 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s net liability for unrecognized tax benefits is expected to increase by approximately $0.5 million for additional accrued interest. As of June 30, 2012, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $1.0 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30, 2012	December 31, 2011
Deferred tax assets, net of deferred tax liabilities	$18,426	$24,267
Valuation allowance	(711)	(736)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$17,715	$23,531

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The valuation allowance as of June 30, 2012 and December 31, 2011 primarily relates to certain foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2012 and applied that rate to its income from operations before income taxes in determining its provision for income taxes for the six months ended June 30, 2012. The Company also records discrete items in each respective period as appropriate. For the six months ended June 30, 2012, the Company recorded a provision for income taxes from operations of $3.3 million that resulted in an effective tax rate of 30.5%, as compared to a benefit for income taxes from operations of $0.3 million that resulted in an effective tax rate of negative 7.9% for the six months ended June 30, 2011. The higher effective tax rate for the six months ended June 30, 2012 was primarily due to stronger 2012 results forecasted for the Company’s operations in the U.S., where the tax rate is higher, and the fact that during the six months ended June 30, 2011, the Company recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded during the six months ended June 30, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $31.7 million and $35.7 million, respectively, and by non-U.S. entities was $163.8 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s provision or benefit for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use research and development tax credit carryforward tax assets, alternative minimum tax

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards, and other awards with respect to, in the aggregate, up to 2.4 million shares of the class A common stock of Angel.com, representing 13.1% of the outstanding shares of common stock of Angel.com on a fully diluted basis as of June 30, 2012. During the six months ended June 30, 2012 and 2011, Angel.com granted options to purchase 0.6 million and 0 shares of class A common stock of Angel.com, respectively. There were 0.7 million shares of class A common stock of Angel.com authorized for additional option grants as of June 30, 2012.

The Angel.com stock options vest based on the satisfaction of both performance and continued service conditions and expire ten years after grant. Share-based compensation expense is recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that are not expected to vest due to the failure to satisfy the continued service condition. For the six months ended June 30, 2012 and 2011, no share-based compensation expense was recognized for these awards because it was not probable that the performance and service conditions would be satisfied.

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

Potential common shares are included in the diluted earnings per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options are computed using the treasury stock method.

(11) Segment Information

The Company manages its business in two operating segments — core business intelligence software and services, and other. The operating segment “other” consists of the Company’s Angel.com business, which

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

provides cloud-based customer experience management (CEM) solutions, including interactive voice response and contact center solutions. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	Core Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended June 30, 2012
Total revenues	$81,111	$39,107	$15,106	$6,514	$141,838
Gross profit	61,052	28,259	11,953	3,938	105,202
Long-lived assets	97,037	9,525	6,121	4,007	116,690
Three months ended June 30, 2011
Total revenues	$71,954	$47,552	$12,641	$6,004	$138,151
Gross profit	53,309	37,453	9,654	3,192	103,608
Long-lived assets	82,614	7,627	3,448	1,741	95,430
Six months ended June 30, 2012
Total revenues	$160,107	$83,896	$29,655	$13,265	$286,923
Gross profit	118,226	62,392	23,250	7,430	211,298
Long-lived assets	97,037	9,525	6,121	4,007	116,690
Six months ended June 30, 2011
Total revenues	$137,308	$83,181	$26,887	$12,804	$260,180
Gross profit	100,100	63,826	21,313	7,237	192,476
Long-lived assets	82,614	7,627	3,448	1,741	95,430

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2012 and 2011, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and six months ended June 30, 2012 and 2011, no individual customer accounted for 10% or more of total consolidated revenues.

As of June 30, 2012 and 2011, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Overview

MicroStrategy is a global provider of enterprise software platforms for business intelligence, mobile intelligence, and social intelligence applications (apps). Our business intelligence (BI) software platform enables leading organizations worldwide to analyze the vast amounts of data available to their enterprises to make better business decisions. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability. Recently, MicroStrategy has invested significantly in a number of software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based BI, and Social Intelligence. These forces are reshaping companies, industries, and economies around the world. The enterprise-grade MicroStrategy BI PlatformTM — in combination with the MicroStrategy Mobile App PlatformTM, MicroStrategy CloudTM, and the MicroStrategy Social Intelligence PlatformTM — provides an integrated tool-kit for companies to create solutions that harness these forces.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions, and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer-friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers. During the six months ended June 30, 2012, we did not generate significant revenues from our new social intelligence offerings.

For the six months ended June 30, 2012 and 2011, we operated one non-core business, Angel.com, a provider of cloud-based customer experience management (CEM) solutions, including its Caller FirstTM interactive voice response and contact center solutions.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2012 and 2011:

	Core BI Business		Other		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011

Revenues
Product licenses	$31,890	$33,430	$0	$0	$31,890	$33,430
Product support and other services	103,434	98,717	0	0	103,434	98,717
Angel.com services	0	0	6,514	6,004	6,514	6,004

Total revenues	135,324	132,147	6,514	6,004	141,838	138,151

Cost of revenues
Product licenses	982	2,322	0	0	982	2,322
Product support and other services	33,078	29,409	0	0	33,078	29,409
Angel.com services	0	0	2,576	2,812	2,576	2,812

Total cost of revenues	34,060	31,731	2,576	2,812	36,636	34,543

Gross profit	101,264	100,416	3,938	3,192	105,202	103,608

Operating expenses
Sales and marketing	48,693	57,807	2,424	3,135	51,117	60,942
Research and development	19,017	15,779	1,640	1,095	20,657	16,874
General and administrative	23,067	21,617	872	702	23,939	22,319

Total operating expenses	90,777	95,203	4,936	4,932	95,713	100,135

Income (loss) from operations before financing and other income and income taxes	$10,487	$5,213	$(998)	$(1,740)	$9,489	$3,473

	Core BI Business		Other		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011

Revenues
Product licenses	$69,343	$60,810	$0	$0	$69,343	$60,810
Product support and other services	204,315	186,566	0	0	204,315	186,566
Angel.com services	0	0	13,265	12,804	13,265	12,804

Total revenues	273,658	247,376	13,265	12,804	286,923	260,180

Cost of revenues
Product licenses	3,128	4,230	0	0	3,128	4,230
Product support and other services	66,662	57,907	0	0	66,662	57,907
Angel.com services	0	0	5,835	5,567	5,835	5,567

Total cost of revenues	69,790	62,137	5,835	5,567	75,625	67,704

Gross profit	203,868	185,239	7,430	7,237	211,298	192,476

Operating expenses
Sales and marketing	103,834	106,382	4,712	6,071	108,546	112,453
Research and development	41,191	27,773	3,201	2,099	44,392	29,872
General and administrative	46,732	44,156	1,681	1,444	48,413	45,600

Total operating expenses	191,757	178,311	9,594	9,614	201,351	187,925

Income (loss) from operations before financing and other income and income taxes	$12,111	$6,928	$(2,164)	$(2,377)	$9,947	$4,551

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

•	offering MicroStrategy Cloud with several different service levels;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social intelligence offerings, such as MicroStrategy WisdomTM, MicroStrategy Wisdom ProfessionalTM, MicroStrategy Alert, WisdomTM for Facebook, Alert for Facebook, EmmaTM, and UsherTM;

•

focusing our sales and marketing activities to create brand awareness and expand channel partner relationships in an effort to obtain new customers, as well as to expand and strengthen our existing customer base; and

•

maintaining a dedicated performance engineering team, and focusing specific research and development efforts on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. While we expect to continue to make additional investments in research and development capabilities in 2012, we expect the rate of increase of expenses related to such investments to be lower in 2012 as compared to 2011. We generated net income for the six months ended June 30, 2012. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of June 30, 2012, we had a total of 3,063 employees, of whom 1,429 were based in the United States and 1,634 were based internationally. Of our 3,063 employees, 772 were engaged in sales and marketing, 817 in research and development, 1,074 in technical support, consulting, and education services, and 400 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The lease includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The term of the lease expires in July 2014, subject to our right to terminate the lease early during a specified period of time commencing in July 2012. Our owned corporate aircraft was returned to service in May 2012. We are currently evaluating whether to terminate the fractional interest lease early. During the three months ended June 30, 2012, we incurred approximately $0.5 million in general and administrative expenses for the fractional interest lease.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

International product licenses revenues	$(1,115)	$1,528	$(1,552)	$1,925
International product support revenues	(2,941)	3,121	(3,804)	3,555
International other services revenues	(1,602)	1,891	(2,130)	2,236

Cost of product support revenues	(85)	91	(113)	123
Cost of other services revenues	(1,657)	1,367	(2,345)	1,546
Sales and marketing expenses	(1,918)	2,884	(2,500)	3,525
Research and development expenses	41	183	177	262
General and administrative expenses	(492)	622	(694)	759

For example, if there had been no change to foreign currency exchange rates from 2011 to 2012, international product licenses revenues would have been $13.3 million rather than $12.2 million and $30.1 million rather than $28.6 million for the three and six months ended June 30, 2012, respectively. If there had been no change to foreign currency exchange rates from 2011 to 2012, sales and marketing expenses for our core BI business would have been $50.6 million rather than $48.7 million and $106.3 million rather than $103.8 million for the three and six months ended June 30, 2012, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2012 and 2011

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Product Licenses Revenues:
Domestic	$19,731	$19,002	3.8%	$40,774	$33,469	21.8%
International	12,159	14,428	-15.7%	28,569	27,341	4.5%

Total product licenses revenues	$31,890	$33,430	-4.6%	$69,343	$60,810	14.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	6	5	10	7
Between $0.5 million and $1.0 million in licenses revenue recognized	7	7	14	12

Total	13	12	24	19

Domestic:
More than $1.0 million in licenses revenue recognized	5	3	8	4
Between $0.5 million and $1.0 million in licenses revenue recognized	4	5	9	9

Total	9	8	17	13

International:
More than $1.0 million in licenses revenue recognized	1	2	2	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	2	5	3

Total	4	4	7	6

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$8,031	$8,793	-8.7%	$18,241	$11,479	58.9%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,647	4,392	5.8%	9,923	7,776	27.6%
Less than $0.5 million in licenses revenue recognized	19,212	20,245	-5.1%	41,179	41,555	-0.9%

Total	31,890	33,430	-4.6%	69,343	60,810	14.0%

Domestic:
More than $1.0 million in licenses revenue recognized	6,882	4,375	57.3%	13,239	5,935	123.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,757	3,212	-14.2%	6,699	5,825	15.0%
Less than $0.5 million in licenses revenue recognized	10,092	11,415	-11.6%	20,836	21,709	-4.0%

Total	19,731	19,002	3.8%	40,774	33,469	21.8%

International:
More than $1.0 million in licenses revenue recognized	1,149	4,418	-74.0%	5,002	5,544	-9.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,890	1,180	60.2%	3,224	1,951	65.2%
Less than $0.5 million in licenses revenue recognized	9,120	8,830	3.3%	20,343	19,846	2.5%

Total	$12,159	$14,428	-15.7%	$28,569	$27,341	4.5%

Product licenses revenues decreased $1.5 million and increased $8.5 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2012 and 2011, product licenses transactions with more than $0.5 million in recognized revenue represented 39.8% and 39.4%, respectively, of our product licenses revenues. For the six months ended June 30, 2012, our top three product licenses transactions totaled $9.1 million in recognized revenue, or 13.1% of total product licenses revenues, compared to $6.7 million, or 11.0% of total product licenses revenues, for the six months ended June 30, 2011.

Domestic product licenses revenues. Domestic product licenses revenues increased $0.7 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue, partially offset by a decrease in the number of transactions with between $0.5 million and $1.0 million in recognized revenue and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $7.3 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with more than $1.0 million in recognized revenue and an increase in the average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $2.3 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue and an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues increased $1.2 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with between $0.5 million and $1.0 million in recognized revenue and an increase in the number of transactions with less than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with more than $1.0 million in recognized revenue.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Product Support and Other Services Revenues:
Product Support
Domestic	$37,228	$33,632	10.7%	$73,382	$66,001	11.2%
International	27,320	28,446	-4.0%	54,076	52,677	2.7%

Total product support revenues	64,548	62,078	4.0%	127,458	118,678	7.4%

Consulting	33,803	31,820	6.2%	66,758	58,855	13.4%
Education	4,645	4,819	-3.6%	9,292	9,033	2.9%
Subscription services	438	0	n/a	807	0	n/a

Total product support and other services revenues	$103,434	$98,717	4.8%	$204,315	$186,566	9.5%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year.

Product support revenues increased $2.5 million and $8.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of product support contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and six months ended June 30, 2012, as compared to the same periods in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. Education revenues decreased for the three months ended June 30, 2012, primarily due to a decrease in the average price of education services, partially offset by an increase in the number of students trained. Education revenues increased for the six months ended June 30, 2012, as compared to the same periods in the prior year, primarily due to an increase in the number of students trained, partially offset by a decrease in the average price of education services.

Subscription services revenues. Subscription services revenues are derived from Cloud services that we provide to our customers and are recognized on a subscription basis over the estimated average life of the customer relationship. Subscription services revenues were $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively. Because we only began to offer Cloud services in the second half of 2011, we did not recognize any subscription services revenues for the three and six months ended June 30, 2011.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011

Angel.com services	$6,514	$6,004	8.5%	$13,265	$12,804	3.6%

Angel.com services revenues increased $0.5 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.6 million increase in the usage of Angel.com’s interactive voice response and contact center solutions, partially offset by a $0.1 million decrease in professional services rendered.

Angel.com services revenues increased $0.5 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $0.5 million increase in the usage of Angel.com’s interactive voice response and contact center solutions, partially offset by a $0.1 million decrease in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Cost of Revenues:
Product licenses	$982	$2,322	-57.7%	$3,128	$4,230	-26.1%
Product support	3,635	3,261	11.5%	7,203	6,685	7.7%
Consulting	26,179	23,751	10.2%	52,862	46,637	13.3%
Education	1,924	2,397	-19.7%	3,929	4,585	-14.3%
Subscription services	1,340	0	n/a	2,668	0	n/a
Angel.com services	2,576	2,812	-8.4%	5,835	5,567	4.8%

Total cost of revenues	$36,636	$34,543	6.1%	$75,625	$67,704	11.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased for the three and six months ended June 30, 2012, as compared to the same periods in the prior year, primarily due to a decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, partially offset by an increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.2 in March 2011. We expect to amortize the remaining balance of our products’ capitalized software development costs as of June 30, 2012 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance as of June 30, 2012 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$2,202	21
MicroStrategy 9.2.1	1,445	24
MicroStrategy 9.3	5,050	n/a
MicroStrategy Mobile	728	12

Total capitalized software development	$9,425

During the three months ended June 30, 2012, we also recorded $5.1 million in capitalized software development costs associated with the development of our MicroStrategy 9.3 software. Upon the software becoming generally available, which is expected to happen in the third quarter of 2012, these costs will begin to be amortized over the estimated product life of 36 months.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.4 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $0.3 million increase in compensation and related costs, including bonuses and travel and entertainment expenditures associated with an increase in staffing levels to support an increased customer base. Product support headcount increased 5.5% to 153 at June 30, 2012 from 145 at June 30, 2011.

Cost of product support revenues increased $0.5 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.4 million increase in compensation and related costs, including bonuses and travel and entertainment expenditures associated with an increase in staffing levels to support an increased customer base, and a $0.1 million increase in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $2.4 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a $3.2 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.6 million decrease in travel and entertainment expenditures and a $0.2 million decrease in subcontractor costs. Consulting headcount increased 21.3% to 833 at June 30, 2012 from 687 at June 30, 2011.

Cost of consulting revenues increased $6.2 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to a $6.4 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in travel and entertainment expenditures, and a $0.2 million increase in facility and other related support costs, partially offset by a $0.7 million decrease in subcontractor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.5 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.1 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in subcontractor costs. Education headcount decreased 11.5% to 46 at June 30, 2012 from 52 at June 30, 2011.

Cost of education revenues decreased $0.7 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in travel and entertainment expenditures, a $0.2 million decrease in subcontractor costs, and a $0.1 million decrease in other related support costs.

Cost of subscription services revenues. Cost of subscription services revenues consists of facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues were $1.3 million for the three months ended June 30, 2012, of which $0.7 million were due to facility and other related support costs and $0.6 million due to compensation and related costs. Subscription services headcount was 12 at June 30, 2012.

Cost of subscription services revenues were $2.7 million for the six months ended June 30, 2012, of which $1.4 million were due to facility and other related support costs, $1.1 million due to compensation and related costs, $0.1 million due to subcontractor costs, and $0.1 million due to travel and entertainment expenditures.

Because our subscription services revenues consist of revenues associated with our Cloud services offering, and we only began to offer Cloud services in the second half of 2011, we did not incur any cost of subscription services revenues for the three and six months ended June 30, 2011. For the same reason, we had no headcount associated with subscription services at June 30, 2011.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. Cost of Angel.com services revenues decreased $0.2 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to reduced consulting and advisory costs. Angel.com consulting and technical support headcount was 30 at each of June 30, 2012 and June 30, 2011.

Cost of Angel.com services revenues increased $0.3 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.3 million increase in hosting and related costs.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011

Sales and marketing	$48,693	$57,807	-15.8%	$103,834	$106,382	-2.4%
General and administrative	23,067	21,617	6.7%	46,732	44,156	5.8%

Total	$71,760	$79,424	-9.6%	$150,566	$150,538	0.0%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel and related overhead costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses decreased $9.1 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $7.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.1 million decrease in travel and entertainment expenditures, a $0.4 million decrease in facility and other related support costs, and a $0.2 million decrease in consulting and advisory costs. Sales and marketing headcount decreased 10.8% to 729 at June 30, 2012 from 817 at June 30, 2011. We do not expect to change sales and marketing headcount significantly in the near term.

Sales and marketing expenses decreased $2.5 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $3.9 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.1 million decrease in facility and other related support costs, partially offset by a $1.2 million increase in marketing and advertising costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social intelligence offerings and MicroStrategy MobileTM for the iPhone® and iPad®, a $0.1 million increase in travel and entertainment expenditures, and a $0.1 million increase in consulting and advisory costs.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses increased $1.5 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $2.6 million increase in legal, consulting, and other advisory costs, primarily related to litigation matters, a $0.5 million increase in compensation and related costs due to higher compensation levels, a $0.2 million increase in facility and other related support costs, and a $0.2 million increase due to operating costs of our owned corporate aircraft and our leased fractional interest in a corporate aircraft, partially offset by a $1.8 million decrease in recruiting costs and a

$0.1 million decrease in travel and entertainment expenditures. General and administrative headcount decreased 2.2% to 394 at June 30, 2012 from 403 at June 30, 2011. We do not expect to change general and administrative headcount significantly in the near term.

General and administrative expenses increased $2.6 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to a $4.4 million increase in legal, consulting, and other advisory costs, primarily related to litigation matters, a $0.7 million increase in compensation and related costs due to higher compensation levels, a $0.5 million increase in facility and other related support costs, a $0.5 million increase due to operating costs of our owned corporate aircraft and our leased fractional interest in a corporate aircraft, and a $0.1 million increase in travel and entertainment expenditures, partially offset by a $3.6 million decrease in recruiting costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011

Sales and marketing	$2,424	$3,135	-22.7%	$4,712	$6,071	-22.4%
General and administrative	872	702	24.2%	1,681	1,444	16.4%

Total	$3,296	$3,837	-14.1%	$6,393	$7,515	-14.9%

Angel.com sales and marketing expenses decreased $0.7 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.3 million decrease in compensation and related costs associated with decreased staffing levels, a $0.2 million decrease in travel and entertainment expenditures, a $0.1 million decrease in consulting and advisory costs, and a $0.1 million decrease in facility and other related support costs. Angel.com sales and marketing headcount decreased 23.2% to 43 at June 30, 2012 from 56 at June 30, 2011.

Angel.com sales and marketing expenses decreased $1.4 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $0.8 million decrease in compensation and related costs associated with decreased staffing levels, a $0.2 million decrease in travel and entertainment expenditures, a $0.2 million decrease in facility and other related support costs, and a $0.1 million decrease in consulting and advisory costs.

Angel.com general and administrative expenses increased $0.2 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a $0.2 million increase in facility and other related support costs. Angel.com general and administrative headcount was 6 at each of June 30, 2012 and June 30, 2011.

Angel.com general and administrative expenses increased $0.2 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a $0.5 million increase in facility and other related support costs, partially offset by a $0.1 million decrease in recruiting costs.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011

Gross research and development expenses:
Core research and development activities	$24,067	$17,435	38.0%	$46,241	$33,205	39.3%
Angel.com research and development activities	1,640	1,095	49.8%	3,201	2,099	52.5%

Total research and development expenses before capitalized software development costs	25,707	18,530	38.7%	49,442	35,304	40.0%
Capitalized software development costs	(5,050)	(1,656)	205.0%	(5,050)	(5,432)	-7.0%

Total research and development expenses	$20,657	$16,874	22.4%	$44,392	$29,872	48.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$674	$1,995	-66.2%	$2,656	$3,660	-27.4%

Research and development expenses, before capitalization of software development costs, increased $7.2 million, or 38.7%, for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels and increases in facility and other related support costs. During the three months ended June 30, 2012, we capitalized $5.1 million in software development costs associated with the development of our MicroStrategy 9.3 software, as compared to $1.7 million in software development costs associated with the development of our MicroStrategy 9.2.1 software that were capitalized in the same period in the prior year. Core BI research and development headcount increased 31.5% to 789 at June 30, 2012 from 600 at June 30, 2011. Angel.com research and development headcount increased 3.7% to 28 at June 30, 2012 from 27 at June 30, 2011.

Research and development expenses, before capitalization of software development costs, increased $14.1 million, or 40.0%, for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels and increases in facility and other related support costs. During the six months ended June 30, 2012, we capitalized $5.1 million in software development costs associated with the development of our MicroStrategy 9.3 software, as compared to $5.4 million in software development costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software that were capitalized in the same period in the prior year.

For the six months ended June 30, 2012, our research and development personnel were focused on the following: 61.9% on the MicroStrategy BI Platform, including the MicroStrategy Mobile App Platform, and 38.1% on other research and development, including MicroStrategy Cloud, the MicroStrategy Social Intelligence Platform, and our Angel.com business.

Provision for Income Taxes. For the six months ended June 30, 2012, we recorded a provision for income taxes from operations of $3.3 million that resulted in an effective tax rate of 30.5%, as compared to a benefit for income taxes from operations of $0.3 million that resulted in an effective tax rate of negative 7.9% for the six months ended June 30, 2011. The higher effective tax rate for the six months ended June 30, 2012 was primarily due to stronger 2012 results forecasted for the Company’s operations in the U.S., where the tax rate is higher, and the fact that for the six months ended June 30, 2011, we recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded for the six months ended June 30, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

As of June 30, 2012, we had U.S. federal net operating loss carryforwards of $10.8 million and foreign net operating loss carryforwards of $4.4 million. We were not able to recognize a deferred tax asset related to $14.3 million and $12.0 million of the U.S. federal net operating loss carryforwards that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting as of June 30, 2012 and December 31, 2011, respectively. Equity will be increased by $10.2 million if and when such deferred tax assets are ultimately realized. As of June 30, 2012, U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $17.7 million. As of June 30, 2012, we had a valuation allowance of $0.7 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from operations for the period ended June 30, 2012 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $31.7 million and $35.7 million, respectively, and by non-U.S. entities was $163.8 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30, 2012	December 31, 2011	June 30, 2011
Current:
Deferred product licenses revenue	$9,044	$14,876	$12,560
Deferred product support revenue	136,815	143,165	132,081
Deferred other services revenue	16,797	20,397	14,747

Gross current deferred revenue and advance payments	162,656	178,438	159,388
Less: unpaid deferred revenue	(57,133)	(75,239)	(57,065)

Net current deferred revenue and advance payments	$105,523	$103,199	$102,323

Non-current:
Deferred product licenses revenue	$3,033	$3,528	$5,038
Deferred product support revenue	8,379	9,453	10,370
Deferred other services revenue	1,617	960	318

Gross non-current deferred revenue and advance payments	13,029	13,941	15,726
Less: unpaid deferred revenue	(2,668)	(3,100)	(5,557)

Net non-current deferred revenue and advance payments	$10,361	$10,841	$10,169

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $16.7 million as of June 30, 2012, as compared to December 31, 2011, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues. Total gross deferred revenue and advance payments increased $0.6 million as of June 30, 2012, as compared to June 30, 2011, primarily due to an increase in the number of technical support and other services contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses revenues.

We expect to recognize approximately $162.7 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2012, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017, totaling approximately $106.6 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

As of June 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities were $31.7 million and $35.7 million, respectively, and by non-U.S. entities were $163.8 million and $163.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents held by us and anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months, and accordingly, we do not expect that we will need to borrow money to finance our operations. However, we are currently evaluating options to borrow money during the second half of 2012 in order to take advantage of favorable pricing in the credit markets.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes in our cash flows for the periods indicated:

	Six Months Ended June 30,		% Change
	2012	2011

Net cash provided by operating activities	$19,849	$31,466	-36.9%
Net cash used in investing activities	(25,744)	(18,730)	37.4%
Net cash provided by financing activities	2,947	3,408	-13.5%

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

Net cash provided by operating activities was $19.8 million and $31.5 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2012, as compared to the same period in the prior year, was primarily due to a $32.2 million change in operating assets and liabilities, partially offset by a $17.1 million increase in non-cash expenses and a $3.5 million increase in net income. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities was $25.7 million and $18.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2012, as compared to the same period in the prior year, was primarily due to a $5.1 million increase in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, and a $2.5 million decrease in the amount of insurance proceeds received related to our corporate aircraft, partially offset by a $0.4 million decrease in capitalized software development costs.

Net Cash Provided by Financing Activities. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $2.9 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash provided by financing activities for the six months ended June 30, 2012, as compared to the same period in the prior year, was due to a $1.9 million decrease in excess tax benefits from share-based compensation arrangements, partially offset by a $1.4 million increase in proceeds from the exercise of employee stock options.

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

During each of the three and six months ended June 30, 2012 and 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2012, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. We also lease a fractional interest in a corporate aircraft owned and operated by a fractional interest program operator. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2012:

	Payments due by period ended June 30,
	Total	2013	2014-2015	2016-2017	Thereafter
Contractual Obligations:
Operating leases	$141,255	$24,129	$40,009	$29,298	$47,819
Capital leases	3,478	1,484	1,983	11	0

Total	$144,733	$25,613	$41,992	$29,309	$47,819

Unrecognized Tax Benefits. As of June 30, 2012, we had $17.1 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of June 30, 2012, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Under this standard, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. We adopted ASU 2011-05 and ASU 2011-12 effective December 31, 2011. ASU 2011-05 and ASU 2011-12 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

As of June 30, 2012, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 38.2% and 43.6% of our total revenues for the three months ended June 30, 2012 and 2011, respectively, and 39.6% and 42.3% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of June 30, 2012 and 2011, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.6% and 0.7%, respectively. The decrease in exposure as of June 30, 2012 was primarily due to our decrease of cash balances in non-U.S. dollar based bank accounts and the strengthening of the U.S. dollar as compared to the prior year. If average exchange rates during the six months ended June 30, 2012 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2012 would have decreased by 3.6%. During the six months ended June 30, 2012, our revenues decreased 2.6% as a result of a 5.9% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’s motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging, among other things, that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. On April 16, 2012, the Company filed a motion to dismiss the counterclaim, which remains pending. Discovery is ongoing, and trial is scheduled for February 14, 2013. The outcome of this matter is not presently determinable.

In December 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. Discovery in the case in ongoing. We have also received indemnification requests from certain of our resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringe four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and seeks a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Discovery in the case is ongoing. The outcome of this matter is not presently determinable.

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

Fluctuations in Quarterly Operating Results. Our quarterly operating results may fluctuate, in part, as a result of:

•	the size, timing, volume, and execution of significant orders and shipments;

•	the mix of products and services of customer orders, which can affect whether we recognize revenue upon the signing and delivery of our software products or on a subscription basis;

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of business intelligence software generally and of new and enhanced versions of our products and services in particular;

•	the length of our sales cycles;

•	seasonal factors, such as our traditionally lower pace of new product licenses transactions in the summer;

•	changes in our operating expenses;

•	planned major maintenance activities related to our owned corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	the quarterly performance of our Angel.com business;

•	changes in foreign currency exchange rates;

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the six month periods ended June 30, 2012 and 2011; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

In 2011 and the first half of 2012, we significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social intelligence trends in the marketplace. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2012, we had $24.5 million of deferred tax assets, net of a $0.7 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with various European sovereign debt crises and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, we have a significant number of customers in the financial services and retail industries. A significant downturn in these industries may cause organizations to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. Customers with excess information technology resources may choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, consolidation in the financial services industry may result in reduced overall spending on our products and services.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in the financial services and retail industries in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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

If the market for business intelligence software fails to grow as we expect, or if businesses fail to adopt our products and services, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence software and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence software has grown in recent years, the market for business intelligence software applications continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence software in general and our solutions in particular. However, we cannot be sure that these expenditures will help our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition could be materially adversely affected.

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

MicroStrategy faces competitors in several broad categories, including full business intelligence platforms, analytics applications, dashboarding tools, data visualization and exploration tools, report generation and delivery tools, mobile BI products, and software-as-a-service solutions. Independent competitors that are primarily focused on business intelligence offerings include, among others, Actuate, arcplan, Information Builders, LogiXML, Qlik Technologies, Roambi, the SAS Institute, Tableau Software, and TIBCO Spotfire. We also compete with large software corporations, including suppliers of enterprise resource planning software that provide one or more capabilities competitive with our offerings, such as IBM, Microsoft, Oracle, SAP, and Infor, and with open source business intelligence vendors, including Pentaho and JasperSoft.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our products and services through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to maintain technical support revenues from our installed customer base. In addition, basic office productivity suites, such as Microsoft Office®, could evolve to offer analysis and reporting capabilities that may reduce the demand for our products and services.

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

Business disruptions could affect our operating results

A significant portion of our research and development activities are concentrated in facilities in Northern Virginia and two cities in China (Hangzhou and Beijing), and certain other critical business operations are concentrated in facilities in Northern Virginia and Warsaw, Poland. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism, or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially adversely affected.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the six months ended June 30, 2012, transactions by channel partners for which we recognized revenues accounted for 30.2% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of sales activities through our channel partners. There can be no assurance that our channel partners will continue to cooperate with us. In addition, there can be no assurance that actions taken or omitted to be taken by such parties will not adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners. If we are unable to maintain our relationships with these channel partners, our business, operating results, and financial condition could be materially adversely affected.

In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our software and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of product licenses transactions sold through to end user customers. If our channel partners do not comply with their contractual obligations to us, our business, results of operations, and financial condition may be materially adversely affected.

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $175.7 million as of June 30, 2012. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $59.8 million, resulting in net current and non-current deferred revenue and advance payments of $115.9 million as of June 30, 2012. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017 totaling $106.6 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales. International revenues accounted for 38.2% and 43.6% of our total revenues for the three months ended June 30, 2012 and 2011, respectively, and 39.6% and 42.3% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2012 and 2011, our top three product licenses transactions with recognized revenue totaled $9.1 million and $6.7 million, respectively, or 13.1% and 11.0% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that the customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 24, 2012, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.9% of the total voting power. Michael J. Saylor, our Chairman, President and Chief Executive Officer, beneficially owned 285,146 shares of class A common stock and 2,011,668 shares of class B common stock, or 65.3% of the total voting power, as of July 24, 2012. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

We rely on the “controlled company” exemption from certain corporate governance requirements for Nasdaq-listed companies, which could make our class A common stock less attractive to some investors or otherwise adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for Nasdaq-listed companies, we are not required to have a majority of our board of directors be comprised of independent directors. Additionally, our board of directors is not required to have a compensation committee or an independent nominating committee, or to have the independent directors exercise the nominating function. We also are not required to have the compensation of our executive officers be determined by a compensation committee of independent directors or a majority of the independent members of our board of directors.

In light of our status as a controlled company, our board of directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the board of directors be directly responsible for nominating members of the board. A majority of our board of directors is currently comprised of independent directors, and our board of directors has established a compensation committee comprised entirely of independent directors. The compensation committee determines the compensation of our chief executive officer. However, our board of directors has authorized our chief executive officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the compensation committee, except that certain executive officer compensation that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code is determined by the compensation committee pursuant to the requirements of Section 162(m).

Although currently a majority of our board of directors is comprised of independent directors and the compensation committee is comprised entirely of independent directors, we may elect in the future not to have independent directors constitute a majority of the board of directors or the compensation committee, have our chief executive officer’s compensation determined by a compensation committee of independent directors, or have a compensation committee of the board of directors at all.

Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections that are afforded to stockholders of companies that are required to follow all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our class A common stock less attractive to some investors or otherwise adversely affect our stock price.

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

During the three months ended June 30, 2012, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See “Liquidity and Capital Resources” in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Executive Vice President, Finance & Chief Financial Officer

Date: August 3, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Summary of 2012 Compensation Arrangements for Named Executive Officers.*

10.2	Summary of 2012 Compensation Arrangements for Non-Employee Directors. (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

10.3	Executive Vice President, Worldwide Sales & Operations Q2-Q4 2012 Quarterly Bonus Plan. (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*†

10.4	Executive Vice President, Worldwide Sales & Operations 2012 Annual Maintenance Bonus Plan. (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Executive Vice President, Finance & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.
+	furnished, not filed, herewith