Form 10-Q
period 2012-09-30
MICROSTRATEGY INC
filed 2012-11-02
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 23, 2012 was 8,997,853 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2011, which was derived from audited financial statements)

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2012 and 2011	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,609	$199,634
Restricted cash and short-term investments	228	289
Accounts receivable, net	75,474	94,723
Prepaid expenses and other current assets	16,601	17,043
Deferred tax assets, net	26,585	31,516

Total current assets	335,497	343,205

Property and equipment, net	101,675	95,311
Capitalized software development costs, net	11,713	7,031
Deposits and other assets	4,807	5,306
Deferred tax assets, net	2,248	2,998

Total assets	$455,940	$453,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,044	$46,401
Accrued compensation and employee benefits	62,368	68,308
Deferred revenue and advance payments	102,383	103,199
Deferred tax liabilities	340	485

Total current liabilities	205,135	218,393

Deferred revenue and advance payments	9,676	10,841
Other long-term liabilities	44,400	45,141
Deferred tax liabilities	6,312	10,498

Total liabilities	265,523	284,873

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,403 shares issued and 8,998 shares outstanding, and 14,810 shares issued and 8,405 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,378 shares issued and outstanding, respectively	2	2
Additional paid-in capital	466,793	457,837
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,875)	(2,052)
Retained earnings	200,666	188,360

Total Stockholders’ Equity	190,417	168,978

Total Liabilities and Stockholders’ Equity	$455,940	$453,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)

Revenues:
Product licenses	$31,736	$39,262
Product support and other services	111,494	102,442

Total revenues	143,230	141,704

Cost of revenues:
Product licenses	1,059	2,284
Product support and other services	36,426	34,380

Total cost of revenues	37,485	36,664

Gross profit	105,745	105,040

Operating expenses:
Sales and marketing	52,069	61,451
Research and development	23,465	20,434
General and administrative	23,498	21,618

Total operating expenses	99,032	103,503

Income from operations before financing and other income and income taxes	6,713	1,537

Financing and other (expense) income:
Interest income, net	41	18
Gain on sale of investment	0	3,371
Other (expense) income, net	(113)	969

Total financing and other (expense) income	(72)	4,358

Income from operations before income taxes	6,641	5,895
Provision for income taxes	1,878	974

Net income	$4,763	$4,921

Basic earnings per share (1)	$0.43	$0.46

Weighted average shares outstanding used in computing basic earnings per share	11,050	10,729

Diluted earnings per share (1)	$0.43	$0.44

Weighted average shares outstanding used in computing diluted earnings per share	11,197	11,072

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)

Revenues:
Product licenses	$101,079	$100,072
Product support and other services	329,074	301,812

Total revenues	430,153	401,884

Cost of revenues:
Product licenses	4,187	6,514
Product support and other services	108,923	97,854

Total cost of revenues	113,110	104,368

Gross profit	317,043	297,516

Operating expenses:
Sales and marketing	160,615	173,904
Research and development	67,857	50,306
General and administrative	71,911	67,218

Total operating expenses	300,383	291,428

Income from operations before financing and other income and income taxes	16,660	6,088

Financing and other income:
Interest income, net	91	139
Gain on sale of investment	0	3,371
Other income, net	738	22

Total financing and other income	829	3,532

Income from operations before income taxes	17,489	9,620
Provision for income taxes	5,183	680

Net income	$12,306	$8,940

Basic earnings per share (1)	$1.13	$0.84

Weighted average shares outstanding used in computing basic earnings per share	10,911	10,703

Diluted earnings per share (1)	$1.10	$0.81

Weighted average shares outstanding used in computing diluted earnings per share	11,137	11,061

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)

Net income	$4,763	$4,921
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	404	(118)
Unrealized gain (loss) on short-term investments	2	(9)

Total other comprehensive income (loss)	406	(127)

Comprehensive income	$5,169	$4,794

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)

Net income	$12,306	$8,940
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	180	(218)
Unrealized loss on short-term investments	(3)	(11)

Total other comprehensive income (loss)	177	(229)

Comprehensive income	$12,483	$8,711

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Operating activities:
Net income	$12,306	$8,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,702	12,905
Bad debt expense	4,863	941
Deferred taxes	1,275	(2,734)
Excess tax benefits from share-based compensation arrangements	0	(3,791)
Gain on sale of investment	0	(3,371)
Changes in operating assets and liabilities:
Accounts receivable	14,554	4,389
Prepaid expenses and other current assets	(2,314)	4,960
Deposits and other assets	544	(316)
Accounts payable and accrued expenses	1,554	(762)
Accrued compensation and employee benefits	(6,048)	(5,261)
Deferred revenue and advance payments	(1,839)	11,411
Other long-term liabilities	(1,410)	5,065

Net cash provided by operating activities	41,187	32,376

Investing activities:
Proceeds from sale of investment	0	3,371
Purchases of property and equipment	(28,011)	(29,128)
Capitalized software development costs	(8,148)	(5,907)
Insurance proceeds	3,206	5,675
Decrease (increase) in restricted cash and investments	74	(161)

Net cash used in investing activities	(32,879)	(26,150)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	8,957	2,207
Excess tax benefits from share-based compensation arrangements	0	3,791
Payments on capital lease obligations	(256)	0

Net cash provided by financing activities	8,701	5,998

Effect of foreign exchange rate changes on cash and cash equivalents	(34)	(21)

Net increase in cash and cash equivalents	16,975	12,203
Cash and cash equivalents, beginning of period	199,634	174,097

Cash and cash equivalents, end of period	$216,609	$186,300

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

The Consolidated Financial Statements and notes are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s accounting policies since December 31, 2011.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition or disclosure.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30, 2012	December 31, 2011
Billed and billable	$141,422	$179,179
Less: unpaid deferred revenue	(60,304)	(78,339)

Accounts receivable, gross	81,118	100,840
Less: allowance for doubtful accounts	(5,644)	(6,117)

Accounts receivable, net	$75,474	$94,723

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

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30,	December 31,
	2012	2011
Current:
Deferred product licenses revenue	$8,553	$14,876
Deferred product support revenue	133,165	143,165
Deferred other services revenue	16,937	20,397

Gross current deferred revenue and advance payments	158,655	178,438
Less: unpaid deferred revenue	(56,272)	(75,239)

Net current deferred revenue and advance payments	$102,383	$103,199

Non-current:
Deferred product licenses revenue	$2,852	$3,528
Deferred product support revenue	7,265	9,453
Deferred other services revenue	3,591	960

Gross non-current deferred revenue and advance payments	13,708	13,941
Less: unpaid deferred revenue	(4,032)	(3,100)

Net non-current deferred revenue and advance payments	$9,676	$10,841

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Cost Method Investment

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, web surveys, and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million, which the Company recorded as a gain on sale of investment in the Company’s operating results for the quarter ended September 30, 2011. Sanju K. Bansal, the Vice Chairman of the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Board of Directors of the Company and the Company’s Executive Vice President, held approximately 10% of the total outstanding equity of the Investee and was also a member of the board of directors of the Investee as of the date of the July 2011 sale transaction.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts are primarily contracts under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary and often a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly, has not recorded an indemnification liability on its balance sheets as of September 30, 2012 or December 31, 2011.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The lease includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease expires in December 2020. At September 30, 2012 and December 31, 2011, deferred rent of $23.4 million and $24.9 million, respectively, is included in other long-term liabilities and $2.4 million and $1.8 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The Company terminated the fractional interest lease in September 2012 following the return to service of the Company’s owned corporate aircraft in the second quarter of 2012.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. Both parties have filed motions for summary judgment, and arguments on the motions are scheduled for November 8, 2012. Trial is scheduled for February 4, 2013. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, DC area. As of December 31, 2011, the Company recorded an $8.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft based on the cost of repairs associated with its efforts to return the aircraft to service. The repair process for the aircraft has been completed and the aircraft was returned to service in May 2012. Based on the final assessments of the damage, the Company recorded an additional impairment charge of $1.0 million during the six months ended June 30, 2012, for a total loss of $9.6 million related to the Company’s owned corporate aircraft through such date. The Company did not record any additional impairment charge during the three months ended September 30, 2012.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. To date, the Company has recorded a $9.6 million receivable for the insurance recovery for the aircraft damage and $0.7 million receivable for other costs incurred during the repair process, for a total of $10.3 million, all of which had been received as of September 30, 2012.

In December 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy BI PlatformTM, Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. The case has been stayed pending final judgment in a separate action involving the ’502 Patent filed by Datatern in the Southern District of New York, in which MicroStrategy is not a party. The Company has also received indemnification requests from certain of its resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During each of the three and nine months ended September 30, 2012 and 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2012, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

As of September 30, 2012, the Company had recorded uncertain income tax positions of $17.4 million, which are recorded in other long-term liabilities. If recognized, $16.2 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by approximately $12.9 million primarily as a result of expiring statute of limitations periods. As of September 30, 2012, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $1.1 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30, 2012	December 31, 2011
Deferred tax assets, net of deferred tax liabilities	$22,910	$24,267
Valuation allowance	(729)	(736)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$22,181	$23,531

The valuation allowance as of September 30, 2012 and December 31, 2011 primarily relates to certain foreign tax credit carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2012 and applied that rate to its income from operations before income taxes in determining its provision for income taxes for the nine months ended September 30, 2012. The Company also records discrete items in each respective period as appropriate. For the nine months ended September 30, 2012, the Company recorded a provision for income taxes from operations of $5.2 million that resulted in an effective tax rate of 29.6%, as compared to a provision for income taxes from operations of $0.7 million that resulted in an effective tax rate of 7.1% for the nine months ended September 30, 2011. The higher effective tax rate for the nine months ended September 30, 2012 was primarily due to stronger 2012 results forecasted for the Company’s operations in the U.S., where the tax rate is higher, and the fact that during the nine months ended September 30, 2011, the Company recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded during the nine months ended September 30, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $40.3 million and $35.7 million, respectively, and by non-U.S. entities was $176.3 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s provision or benefit for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

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

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards, and other awards with respect to, in the aggregate, up to 2.4 million shares of the class A common stock of Angel.com, representing 12.8% of the outstanding shares of common stock of Angel.com on a fully diluted basis as of September 30, 2012. During the nine months ended September 30, 2012 and 2011, Angel.com granted options to purchase 0.9 million and 0.1 million shares of class A common stock of Angel.com, respectively. There were 0.4 million shares of class A common stock of Angel.com authorized for additional option grants as of September 30, 2012.

The Angel.com stock options vest based on the satisfaction of both performance and continued service conditions and expire ten years after grant. Share-based compensation expense is recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that are not expected to vest due to the failure to satisfy the continued service condition. For the nine months ended September 30, 2012 and 2011, no share-based compensation expense was recognized for these awards because it was not probable that the performance and service conditions would be satisfied.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

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

	Core Business Intelligence Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Three months ended September 30, 2012
Total revenues	$77,321	$43,728	$15,031	$7,150	$143,230
Gross profit	55,619	33,693	11,921	4,512	105,745
Long-lived assets	97,778	9,603	6,858	3,956	118,195
Three months ended September 30, 2011
Total revenues	$78,469	$43,401	$13,953	$5,881	$141,704
Gross profit	58,070	33,208	10,783	2,979	105,040
Long-lived assets	86,274	8,152	4,635	3,431	102,492
Nine months ended September 30, 2012
Total revenues	$237,428	$127,624	$44,686	$20,415	$430,153
Gross profit	173,845	96,085	35,171	11,942	317,043
Long-lived assets	97,778	9,603	6,858	3,956	118,195
Nine months ended September 30, 2011
Total revenues	$215,777	$126,582	$40,840	$18,685	$401,884
Gross profit	158,170	97,034	32,096	10,216	297,516
Long-lived assets	86,274	8,152	4,635	3,431	102,492

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended September 30, 2012, no individual foreign country other than Germany accounted for 10% or more of total consolidated revenues. For the nine months ended September 30, 2012, no individual foreign country accounted for 10% or more of total consolidated revenues. For the three and nine months ended September 30, 2011, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the three and nine months ended September 30, 2012 and 2011, no individual customer accounted for 10% or more of total consolidated revenues.

As of September 30, 2012 and 2011, no individual foreign country accounted for 10% or more of total consolidated assets.

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

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and mobile devices. The MicroStrategy Mobile App Platform helps organizations build, deploy, and maintain mobile apps across a range of operating platforms. Embedding intelligence, transactions, and multimedia into mobile apps enables business users to view corporate information, analyze data, make decisions, and act on their decisions whenever and wherever they are. MicroStrategy Cloud, a cloud-based BI platform-as-a-service, enables rapid, cost-effective development of business intelligence and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile App Platform. MicroStrategy’s Social Intelligence Platform includes a number of social applications, offered as software-as-a-service solutions, that can help enterprises harness the power of social networks for customer care, marketing, and e-commerce, as well as a suite of free consumer-friendly apps that use MicroStrategy’s enterprise technologies. MicroStrategy’s Social Intelligence Platform can help companies leverage the value of social networks to better understand and engage their customers. During the nine months ended September 30, 2012, we did not generate significant revenues from our new social intelligence offerings.

For the nine months ended September 30, 2012 and 2011, we operated one non-core business, Angel.com, a provider of cloud-based customer experience management (CEM) solutions, including its Caller FirstTM interactive voice response and contact center solutions.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2012 and 2011:

	Core BI Business		Other		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011

Revenues
Product licenses	$31,736	$39,262	$0	$0	$31,736	$39,262
Product support and other services	104,344	96,561	0	0	104,344	96,561
Angel.com services	0	0	7,150	5,881	7,150	5,881

Total revenues	136,080	135,823	7,150	5,881	143,230	141,704

Cost of revenues
Product licenses	1,059	2,284	0	0	1,059	2,284
Product support and other services	33,788	31,478	0	0	33,788	31,478
Angel.com services	0	0	2,638	2,902	2,638	2,902

Total cost of revenues	34,847	33,762	2,638	2,902	37,485	36,664

Gross profit	101,233	102,061	4,512	2,979	105,745	105,040

Operating expenses
Sales and marketing	49,551	58,494	2,518	2,957	52,069	61,451
Research and development	21,920	19,144	1,545	1,290	23,465	20,434
General and administrative	22,460	20,793	1,038	825	23,498	21,618

Total operating expenses	93,931	98,431	5,101	5,072	99,032	103,503

Income (loss) from operations before financing and other income and income taxes	$7,302	$3,630	$(589)	$(2,093)	$6,713	$1,537

	Core BI Business		Other		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011

Revenues
Product licenses	$101,079	$100,072	$0	$0	$101,079	$100,072
Product support and other services	308,659	283,127	0	0	308,659	283,127
Angel.com services	0	0	20,415	18,685	20,415	18,685

Total revenues	409,738	383,199	20,415	18,685	430,153	401,884

Cost of revenues
Product licenses	4,187	6,514	0	0	4,187	6,514
Product support and other services	100,450	89,385	0	0	100,450	89,385
Angel.com services	0	0	8,473	8,469	8,473	8,469

Total cost of revenues	104,637	95,899	8,473	8,469	113,110	104,368

Gross profit	305,101	287,300	11,942	10,216	317,043	297,516

Operating expenses
Sales and marketing	153,385	164,876	7,230	9,028	160,615	173,904
Research and development	63,111	46,917	4,746	3,389	67,857	50,306
General and administrative	69,192	64,949	2,719	2,269	71,911	67,218

Total operating expenses	285,688	276,742	14,695	14,686	300,383	291,428

Income (loss) from operations before financing and other income and income taxes	$19,413	$10,558	$(2,753)	$(4,470)	$16,660	$6,088

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

To address these opportunities and challenges, we have implemented a number of initiatives, including:

•

concentrating our research and development efforts on maintaining our position as a technology leader by continuing to innovate and lead in enterprise business intelligence, improving the capability of our products to efficiently handle the ever increasing volume of data and user scalability needs of our current and future customers, and adding analytical and end user features to support the increasing levels of sophistication in our customers’ business intelligence needs and applications, such as the incorporation of “visual data discovery” user functionality into our interface to support better end user self-service;

•	offering MicroStrategy Cloud with several different configuration options;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing social intelligence offerings, such as MicroStrategy WisdomTM, MicroStrategy Wisdom ProfessionalTM, MicroStrategy Alert, and UsherTM;

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

•	reorganizing our executive management team in October 2012 to help focus the Company’s efforts across our various offerings.

As part of these initiatives, we invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. While we expect to continue to make additional investments in research and development capabilities in 2012, we expect the rate of increase of expenses related to such investments to be lower in 2012 as compared to 2011. We generated net income for the nine months ended September 30, 2012. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of September 30, 2012, we had a total of 3,220 employees, of whom 1,472 were based in the United States and 1,748 were based internationally. Of our 3,220 employees, 778 were engaged in sales and marketing, 918 in research and development, 1,108 in technical support, consulting, and education services, and 416 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The lease includes tenant incentives and allowances that we may use for leasehold improvements. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. We terminated the fractional interest lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. During the three months ended September 30, 2012, we incurred approximately $0.5 million in general and administrative expenses for the fractional interest lease.

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

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Except as may be the case with respect to the sale of an investment described in Note 6, Cost Method Investment, to the Consolidated Financial Statements, MicroStrategy does not have any material related party transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

International product licenses revenues	$(1,610)	$972	$(3,162)	$2,897
International product support revenues	(2,990)	2,193	(6,794)	5,748
International other services revenues	(1,481)	1,113	(3,611)	3,349

Cost of product support revenues	(85)	56	(198)	179
Cost of other services revenues	(1,336)	946	(3,681)	2,492
Sales and marketing expenses	(2,240)	2,037	(4,740)	5,562
Research and development expenses	15	241	192	503
General and administrative expenses	(401)	392	(1,095)	1,151

For example, if there had been no change to foreign currency exchange rates from 2011 to 2012, international product licenses revenues would have been $18.1 million rather than $16.5 million and $48.2 million rather than $45.1 million for the three and nine months ended September 30, 2012, respectively. If there had been no change to foreign currency exchange rates from 2011 to 2012, sales and marketing expenses for our core BI business would have been $51.8 million rather than $49.6 million and $158.1 million rather than $153.4 million for the three and nine months ended September 30, 2012, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2012 and 2011

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Product Licenses Revenues:
Domestic	$15,220	$25,018	-39.2%	$55,994	$58,487	-4.3%
International	16,516	14,244	16.0%	45,085	41,585	8.4%

Total product licenses revenues	$31,736	$39,262	-19.2%	$101,079	$100,072	1.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	4	14	11
Between $0.5 million and $1.0 million in licenses revenue recognized	4	9	18	21

Total	8	13	32	32

Domestic:
More than $1.0 million in licenses revenue recognized	3	4	11	8
Between $0.5 million and $1.0 million in licenses revenue recognized	1	6	10	15

Total	4	10	21	23

International:
More than $1.0 million in licenses revenue recognized	1	0	3	3
Between $0.5 million and $1.0 million in licenses revenue recognized	3	3	8	6

Total	4	3	11	9

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$10,279	$8,025	28.1%	$28,520	$19,504	46.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,564	5,474	-53.2%	12,487	13,250	-5.8%
Less than $0.5 million in licenses revenue recognized	18,893	25,763	-26.7%	60,072	67,318	-10.8%

Total	31,736	39,262	-19.2%	101,079	100,072	1.0%

Domestic:
More than $1.0 million in licenses revenue recognized	4,389	8,025	-45.3%	17,628	13,960	26.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	523	3,712	-85.9%	7,222	9,537	-24.3%
Less than $0.5 million in licenses revenue recognized	10,308	13,281	-22.4%	31,144	34,990	-11.0%

Total	15,220	25,018	-39.2%	55,994	58,487	-4.3%

International:
More than $1.0 million in licenses revenue recognized	5,890	0	n/a	10,892	5,544	96.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,041	1,762	15.8%	5,265	3,713	41.8%
Less than $0.5 million in licenses revenue recognized	8,585	12,482	-31.2%	28,928	32,328	-10.5%

Total	$16,516	$14,244	16.0%	$45,085	$41,585	8.4%

Product licenses revenues decreased $7.5 million and increased $1.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2012 and 2011, product licenses transactions with more than $0.5 million in recognized revenue represented 40.5% and 34.4%, respectively, of our product licenses revenues. For the nine months ended September 30, 2012, our top three product licenses transactions totaled $12.8 million in recognized revenue, or 12.7% of total product licenses revenues, compared to $9.1 million, or 9.1% of total product licenses revenues, for the nine months ended September 30, 2011.

Domestic product licenses revenues. Domestic product licenses revenues decreased $9.8 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of both transactions with more than $1.0 million in recognized revenue and transactions with between $0.5 million and $1.0 million in recognized revenue, and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $2.5 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a decrease in the number of transactions with between $0.5 million and $1.0 million in recognized revenue and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $2.3 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to one transaction with $5.9 million of recognized revenue in the three months ended September 30, 2012 and no transactions with more than $1.0 million in recognized revenue in the same period in the prior year and an increase in the average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues increased $3.5 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue and an increase in the number and average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue, partially offset by a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue.

Product support and other services revenues for our core BI business. The following table sets forth product support and other services revenues (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Product Support and Other Services Revenues:
Product Support
Domestic	$38,188	$34,599	10.4%	$111,570	$100,600	10.9%
International	27,583	27,477	0.4%	81,659	80,154	1.9%

Total product support revenues	65,771	62,076	6.0%	193,229	180,754	6.9%

Consulting	33,653	29,943	12.4%	100,411	88,798	13.1%
Education	4,439	4,542	-2.3%	13,731	13,575	1.1%
Subscription services	481	0	n/a	1,288	0	n/a

Total product support and other services revenues	$104,344	$96,561	8.1%	$308,659	$283,127	9.0%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year. Product support revenues increased $3.7 million and $12.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of product support contracts and an overall increase in renewal pricing on existing support contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three and nine months ended September 30, 2012, as compared to the same periods in the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three months ended September 30, 2012 and increased for the nine months ended September 30, 2012, as compared to the same periods in the prior year, primarily due to fluctuations in the mix of offerings delivered.

Subscription services revenues. Subscription services revenues are derived from Cloud services that we provide to our customers and are recognized on a subscription basis over the estimated average life of the customer relationship. Subscription services revenues were $0.5 million and $1.3 million for the three and nine months ended September 30, 2012, respectively. Because we only began to offer Cloud services in the second half of 2011, we did not recognize significant subscription services revenues for the three and nine months ended September 30, 2011.

Angel.com services revenues. The following table sets forth Angel.com services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011

Angel.com services	$7,150	$5,881	21.6%	$20,415	$18,685	9.3%

Angel.com services revenues increased $1.3 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $1.4 million increase in the usage of Angel.com’s interactive voice response and contact center solutions, partially offset by a $0.1 million decrease in professional services rendered.

Angel.com services revenues increased $1.7 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $1.9 million increase in the usage of Angel.com’s interactive voice response and contact center solutions, partially offset by a $0.2 million decrease in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
Cost of Revenues:
Product licenses	$1,059	$2,284	-53.6%	$4,187	$6,514	-35.7%
Product support	3,989	3,359	18.8%	11,192	10,044	11.4%
Consulting	26,447	25,938	2.0%	79,309	72,575	9.3%
Education	1,568	2,181	-28.1%	5,497	6,766	-18.8%
Subscription services	1,784	0	n/a	4,452	0	n/a
Angel.com services	2,638	2,902	-9.1%	8,473	8,469	0.0%

Total cost of revenues	$37,485	$36,664	2.2%	$113,110	$104,368	8.4%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased for the three and nine months ended September 30, 2012, as compared to the same periods in the prior year, primarily due to a decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, partially offset by an increase in amortization of capitalized software development costs related to the releases of MicroStrategy 9.2 in March 2011 and MicroStrategy 9.3 in September 2012. We expect to amortize the remaining balance of our products’ capitalized software development costs as of September 30, 2012 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance as of September 30, 2012 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$1,888	18
MicroStrategy 9.2.1	1,267	21
MicroStrategy 9.3	8,012	36
MicroStrategy Mobile	546	9

Total capitalized software development costs	$11,713

During the three months ended September 30, 2012, we also recorded $3.1 million in capitalized software development costs associated with the development of our MicroStrategy 9.3 software. With the release of our MicroStrategy 9.3 software in September 2012, these costs are being amortized over the estimated product life of 36 months.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.6 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.5 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base, and a $0.1 million increase in facility and other related support costs. Product support headcount increased 20.4% to 183 at September 30, 2012 from 152 at September 30, 2011.

Cost of product support revenues increased $1.1 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.8 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base, a $0.2 million increase in facility and other related support costs, and a $0.1 million increase in travel and entertainment expenditures.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $0.5 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.7 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.2 million decrease in subcontractor costs. Consulting headcount increased 5.4% to 843 at September 30, 2012 from 800 at September 30, 2011.

Cost of consulting revenues increased $6.7 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a $7.1 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in travel and entertainment expenditures, and a $0.3 million increase in facility and other related support costs, partially offset by a $0.9 million decrease in subcontractor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.6 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.2 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in facility and other related support costs. Education headcount decreased 20.8% to 42 at September 30, 2012 from 53 at September 30, 2011.

Cost of education revenues decreased $1.3 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.6 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.3 million decrease in travel and entertainment expenditures, a $0.2 million decrease in subcontractor costs, and a $0.2 million decrease in facility and other related support costs.

Cost of subscription services revenues. Cost of subscription services revenues consists of facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues were $1.8 million for the three months ended September 30, 2012, of which $0.8 million were due to facility and other related support costs, $0.5 million due to subcontractor costs, $0.4 million due to compensation and related costs, and $0.1 million due to travel and entertainment expenditures. Subscription services headcount was 10 at September 30, 2012.

Cost of subscription services revenues were $4.5 million for the nine months ended September 30, 2012, of which $2.1 million were due to facility and other related support costs, $1.6 million due to compensation and related costs, $0.6 million due to subcontractor costs, and $0.2 million due to travel and entertainment expenditures.

Because our subscription services revenues consist of revenues associated with our Cloud services offering, and we only began to offer Cloud services in the second half of 2011, we did not incur significant cost of subscription services revenues for the three and nine months ended September 30, 2011. For the same reason, we did not have significant headcount associated with subscription services at September 30, 2011.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. Cost of Angel.com services revenues decreased $0.3 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to reduced consulting and advisory costs. Angel.com consulting and technical support headcount increased 7.1% to 30 at September 30, 2012 from 28 at September 30, 2011.

Cost of Angel.com services revenues were $8.5 million for each of the nine month periods ended September 30, 2012 and September 30, 2011.

Sales and marketing and general and administrative expenses for our core BI business. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our core BI business and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change

Sales and marketing	$49,551	$58,494	-15.3%	$153,385	$164,876	-7.0%
General and administrative	22,460	20,793	8.0%	69,192	64,949	6.5%

Total	$72,011	$79,287	-9.2%	$222,577	$229,825	-3.2%

Sales and marketing expenses for our core BI business. Sales and marketing expenses for our core BI business consists of personnel and related overhead costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

Sales and marketing expenses decreased $8.9 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $8.2 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.1 million decrease in travel and entertainment expenditures, a $0.2 million decrease in consulting and advisory costs, and a $0.1 million decrease in facility and other related support costs, partially offset by a $0.7 million increase in marketing and advertising costs due to increased sponsorships as well as an increased number of marketing events to promote our social intelligence offerings and MicroStrategy MobileTM for the iPhone® and iPad®. Sales and marketing headcount decreased 13.2% to 735 at September 30, 2012 from 847 at September 30, 2011. We do not expect to change sales and marketing headcount significantly in the near term.

Sales and marketing expenses decreased $11.5 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a $12.1 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.9 million decrease in travel and entertainment expenditures, a $0.2 million decrease in consulting and advisory costs, and a $0.2 million decrease in facility and other related support costs, partially offset by a $1.8 million increase in marketing and advertising costs due to increased sponsorships as well as an increased number of marketing events to promote our social intelligence offerings and MicroStrategy Mobile for the iPhone and iPad.

General and administrative expenses for our core BI business. General and administrative expenses consists of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees.

General and administrative expenses increased $1.7 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $1.5 million increase in legal, consulting, and other advisory costs, primarily related to litigation matters, a $1.5 million increase in compensation and related costs due to higher compensation levels, and a $0.1 million increase due to other operating costs of our owned corporate aircraft and our leased fractional interest in a corporate aircraft, partially offset by a $1.3 million decrease in recruiting costs and a $0.1 million decrease in travel and entertainment expenditures. General and administrative headcount increased 1.0% to 409 at September 30, 2012 from 405 at September 30, 2011. We do not expect to change general and administrative headcount significantly in the near term.

General and administrative expenses increased $4.2 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $5.8 million increase in legal, consulting, and other advisory costs, primarily related to litigation matters, a $2.3 million increase in compensation and related costs due to higher compensation levels, a $0.5 million increase in facility and other related support costs, and a $0.5 million increase due to other operating costs of our owned corporate aircraft and our leased fractional interest in a corporate aircraft, partially offset by a $4.9 million decrease in recruiting costs.

Angel.com sales and marketing and general and administrative expenses. The following table sets forth sales and marketing and general and administrative expenses (in thousands) for our Angel.com business and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change

Sales and marketing	$2,518	$2,957	-14.8%	$7,230	$9,028	-19.9%
General and administrative	1,038	825	25.8%	2,719	2,269	19.8%

Total	$3,556	$3,782	-6.0%	$9,949	$11,297	-11.9%

Angel.com sales and marketing expenses decreased $0.4 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in travel and entertainment expenditures, a $0.1 million decrease in compensation and related costs associated with decreased staffing levels, a $0.1 million decrease in consulting and advisory costs, and a $0.1 million decrease in facility and other related support costs. Angel.com sales and marketing headcount decreased 10.4% to 43 at September 30, 2012 from 48 at September 30, 2011.

Angel.com sales and marketing expenses decreased $1.8 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.9 million decrease in compensation and related costs associated with decreased staffing levels, a $0.4 million decrease in travel and entertainment expenditures, a $0.3 million decrease in facility and other related support costs, and a $0.2 million decrease in consulting and advisory costs.

Angel.com general and administrative expenses increased $0.2 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.2 million increase in facility and other related support costs, a $0.1 million increase in compensation and related costs due to an increase in staffing levels, and a $0.1 million increase in subcontractor costs, partially offset by a $0.2 million decrease in recruiting costs. Angel.com general and administrative headcount increased 40.0% to 7 at September 30, 2012 from 5 at September 30, 2011.

Angel.com general and administrative expenses increased $0.5 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a $0.7 million increase in facility and other related support costs and a $0.1 million increase in subcontractor costs, partially offset by a $0.3 million decrease in recruiting costs.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change

Gross research and development expenses:
Core research and development activities	$25,018	$19,619	27.5%	$71,259	$52,824	34.9%
Angel.com research and development activities	1,545	1,290	19.8%	4,746	3,389	40.0%

Total research and development expenses before capitalized software development costs	26,563	20,909	27.0%	76,005	56,213	35.2%
Capitalized software development costs	(3,098)	(475)	552.2%	(8,148)	(5,907)	37.9%

Total research and development expenses	$23,465	$20,434	14.8%	$67,857	$50,306	34.9%

Amortization of capitalized software development costs included in cost of product licenses revenues	$810	$2,117	-61.7%	$3,466	$5,777	-40.0%

Research and development expenses, before capitalization of software development costs, increased $5.7 million, or 27.0%, for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels and increases in facility and other related support costs. During the three months ended September 30, 2012, we capitalized $3.1 million in software development costs associated with the development of our MicroStrategy 9.3 software, as compared to $0.5 million in software development costs associated with the development of our MicroStrategy 9.2.1 software that were capitalized in the same period in the prior year. Core BI research and development headcount increased 26.7% to 891 at September 30, 2012 from 703 at September 30, 2011. Angel.com research and development headcount decreased 3.6% to 27 at September 30, 2012 from 28 at September 30, 2011.

Research and development expenses, before capitalization of software development costs, increased $19.8 million, or 35.2%, for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels and increases in facility and other related support costs. During the nine months ended September 30, 2012, we capitalized $8.1 million in software development costs associated with the development of our MicroStrategy 9.3 software, as compared to $5.9 million in software development costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software that were capitalized in the same period in the prior year.

For the nine months ended September 30, 2012, our research and development personnel were focused on the following: 62.4% on the MicroStrategy BI Platform, including the MicroStrategy Mobile App Platform, and 37.6% on other research and development, including MicroStrategy Cloud, the MicroStrategy Social Intelligence Platform, and our Angel.com business.

Provision for Income Taxes. For the nine months ended September 30, 2012, we recorded a provision for income taxes from operations of $5.2 million that resulted in an effective tax rate of 29.6%, as compared to a provision for income taxes from operations of $0.7 million that resulted in an effective tax rate of 7.1% for the nine months ended September 30, 2011. The higher effective tax rate for the nine months ended September 30, 2012 was primarily due to stronger 2012 results forecasted for the Company’s operations in the U.S., where the tax rate is higher, and the fact that for the nine months ended September 30, 2011, we recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority, while no such benefits were recorded for the nine months ended September 30, 2012. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

As of September 30, 2012, the Company had U.S. net operating loss (“NOL”) carryforwards of $63.9 million, for which no valuation allowance was deemed necessary. However, only $7.8 million of this U.S. NOL has been reflected in our financial statements as of September 30, 2012, as we were not able, under U.S. GAAP, to recognize a deferred tax asset for U.S. NOLs arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $21.9 million if and when such U.S. NOLs are ultimately utilized. As of September 30, 2012, U.S. and foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $22.2 million. As of September 30, 2012, we had a valuation allowance of $0.7 million primarily related to certain foreign tax credit carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from operations for the period ended September 30, 2012 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $40.3 million and $35.7 million, respectively, and by non-U.S. entities was $176.3 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Deferred Revenue and Advance Payments. Deferred revenue and advance payments represent product support and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2012	2011	2011
Current:
Deferred product licenses revenue	$8,553	$14,876	$11,133
Deferred product support revenue	133,165	143,165	125,109
Deferred other services revenue	16,937	20,397	14,502

Gross current deferred revenue and advance payments	158,655	178,438	150,744
Less: unpaid deferred revenue	(56,272)	(75,239)	(53,292)

Net current deferred revenue and advance payments	$102,383	$103,199	$97,452

Non-current:
Deferred product licenses revenue	$2,852	$3,528	$4,121
Deferred product support revenue	7,265	9,453	9,672
Deferred other services revenue	3,591	960	490

Gross non-current deferred revenue and advance payments	13,708	13,941	14,283
Less: unpaid deferred revenue	(4,032)	(3,100)	(3,244)

Net non-current deferred revenue and advance payments	$9,676	$10,841	$11,039

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $20.0 million as of September 30, 2012, as compared to December 31, 2011, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues. Total gross deferred revenue and advance payments increased $7.3 million as of September 30, 2012, as compared to September 30, 2011, primarily due to an increase in the number of technical support and other services contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses revenues.

We expect to recognize approximately $158.7 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2012, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017, totaling approximately $110.4 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

As of September 30, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities were $40.3 million and $35.7 million, respectively, and by non-U.S. entities were $176.3 million and $163.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $159.9 million at December 31, 2011. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

We believe that existing cash and cash equivalents held by us and anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months, and accordingly, we do not expect that we will need to borrow money to finance our operations. However, we are currently evaluating options to borrow money in the near term in order to take advantage of favorable pricing in the credit markets.

The following table sets forth a summary of our cash flows (in thousands) and related percentage changes in our cash flows for the periods indicated:

	September 30,		% Change
	2012	2011

Net cash provided by operating activities	$41,187	$32,376	27.2%
Net cash used in investing activities	(32,879)	(26,150)	25.7%
Net cash provided by financing activities	8,701	5,998	45.1%

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

Net cash provided by operating activities was $41.2 million and $32.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2012, as compared to the same period in the prior year, was primarily due to a $19.9 million increase in non-cash items and a $3.4 million increase in net income, partially offset by a $14.4 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities was $32.9 million and $26.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2012, as compared to the same period in the prior year, was primarily due to a $2.5 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, a $2.2 million increase in capitalized software development costs, and the fact that we had received $3.4 million of proceeds from the sale of an investment in the prior year, partially offset by a $1.1 million decrease in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements.

Net Cash Provided by Financing Activities. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $8.7 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2012, as compared to the same period in the prior year, was primarily due to a $6.8 million increase in proceeds from the exercise of employee stock options, partially offset by a $3.8 million decrease in excess tax benefits from share-based compensation arrangements.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees, and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2012:

	Payments due by period ended September 30,
	Total	2013	2014-2015	2016-2017	Thereafter
Contractual Obligations:
Operating leases	$138,760	$24,580	$40,035	$29,221	$44,924
Capital leases	3,269	1,555	1,704	10	0

Total	$142,029	$26,135	$41,739	$29,231	$44,924

Unrecognized Tax Benefits. As of September 30, 2012, we had $17.4 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of September 30, 2012, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of September 30, 2012, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 41.0% and 40.5% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 40.1% and 41.7% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of September 30, 2012 and 2011, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.6% and 0.7%, respectively. The decrease in exposure as of September 30, 2012 was primarily due to the decrease of cash balances in our non-U.S. dollar based bank accounts and the strengthening of the U.S. dollar as compared to the prior year. If average exchange rates during the nine months ended September 30, 2012 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2012 would have decreased by 3.7%. During the nine months ended September 30, 2012, our revenues decreased 3.2% as a result of a 7.2% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842 (the “’842 Patent”). On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the Settlement Agreement and breach of representations and warranties made in the Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the Settlement Agreement. Acacia Research and DAS filed separate motions to dismiss the Company’s lawsuit. On December 30, 2010, the court dismissed the Company’s breach of contract claim against Acacia Research and DAS, denied Acacia Research’s and DAS’s motions to dismiss the breach of representation and warranty claim against both Acacia Research and DAS, and permitted the Company to continue to pursue its fraudulent inducement claim against Acacia Research. On October 31, 2011, the Company received correspondence from the law firm representing Acacia Research and DAS containing a purported “unilateral release and covenant not to sue” the Company on the ’842 Patent. On October 31, 2011, Acacia Research and DAS filed a motion for summary judgment alleging, among other things, that their purported “unilateral release and covenant not to sue” moots the Company’s breach of contract and fraudulent inducement claims. Acacia Research and DAS also asserted a counterclaim against the Company seeking to recover their legal fees for the Company’s alleged breach of the Settlement Agreement. Both parties have filed motions for summary judgment, and arguments on the motions are scheduled for November 8, 2012. Trial is scheduled for February 4, 2013. The outcome of this matter is not presently determinable.

In December 2011, Datatern, Inc. (“Datatern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by Datatern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and seeks an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. The case has been stayed pending final judgment in a separate action involving the ’502 Patent filed by Datatern in the Southern District of New York, in which MicroStrategy is not a party. We have also received indemnification requests from certain of our resellers who were sued by Datatern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

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

•

the mix of products and services ordered by customers, including product licenses and MicroStrategy Cloud offerings, which can affect the extent to which revenue is recognized immediately or over a period of time;

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the nine month periods ended September 30, 2012 and 2011; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

In 2011 and the first nine months of 2012, we significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social intelligence trends in the marketplace. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2012, we had $28.8 million of deferred tax assets, net of a $0.7 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which would result in a charge that would adversely affect net income in the period in which the charge is incurred.

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

If the market for business intelligence offerings fails to grow as we expect, or if businesses fail to adopt our products and services, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence offerings and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence offerings has grown in recent years, the market for business intelligence offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence offerings in general and our solutions in particular. However, we cannot be sure that these expenditures will help our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition could be materially adversely affected.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our products will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially affect our business.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as value-added resellers, system integrators, and original equipment manufacturers to license and support our products. For the nine months ended September 30, 2012, transactions by channel partners for which we recognized revenues accounted for 32.9% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $172.4 million as of September 30, 2012. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $60.3 million, resulting in net current and non-current deferred revenue and advance payments of $112.1 million as of September 30, 2012. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017 totaling $110.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience and where the challenges of conducting our business can be significantly different from those we have faced in more developed markets. International revenues accounted for 41.0% and 40.5% of our total revenues for the three months ended September 30, 2012 and 2011, respectively, and 40.1% and 41.7% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2012 and 2011, our top three product licenses transactions with recognized revenue totaled $12.8 million and $9.1 million, respectively, or 12.7% and 9.1% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that the customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that the customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman and Chief Executive Officer, and Sanju K. Bansal, our Vice Chairman, Executive Vice President and Secretary. If we lose the services of one or both of these individuals or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlap, and the volume of issued patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our offerings;

•	require us to redesign certain of our offerings using alternative non-infringing technology or practices, which could require significant effort and expense; or

•	require us to satisfy indemnification obligations to our customers.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of October 23, 2012, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.2% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.3% of the total voting power, as of October 23, 2012. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

During the three months ended September 30, 2012, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede
Senior Executive Vice President & Chief Financial Officer

Date: November 2, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

+	furnished, not filed, herewith