Form 10-K
period 2012-12-31
MICROSTRATEGY INC
filed 2013-02-13
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2012 on the NASDAQ Global Select Market) was approximately $1,125.9 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 4, 2013 was 9,060,850 and 2,227,327, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy 9, MicroStrategy Business Intelligence Platform, MicroStrategy Mobile Platform, MicroStrategy Cloud, MicroStrategy Express, MicroStrategy Wisdom, and MicroStrategy Usher. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “MicroStrategy,” the “Company,” “we,” “us,” and “our” refer to MicroStrategy Incorporated and its consolidated subsidiaries (unless the context otherwise indicates).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART I

Item 1.	Business

Overview

MicroStrategy® is a leading worldwide provider of business intelligence and mobile software. Our business intelligence software platform enables leading organizations to analyze vast amounts of data and distribute business insight throughout the enterprise. Recently, MicroStrategy has invested significantly in a number of additional software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based Services, and Social Networking. These forces are reshaping products, companies, industries, and economies around the world, and we expect them to drive significant new investments from companies and governments in the coming years.

To exploit these macro trends, MicroStrategy has extended its offerings to now include seven product lines: the MicroStrategy Business Intelligence PlatformTM; the MicroStrategy Mobile PlatformTM; MicroStrategy CloudTM; MicroStrategy ExpressTM; MicroStrategy WisdomTM; MicroStrategy Alert; and MicroStrategy UsherTM.

The MicroStrategy Business Intelligence (BI) Platform delivers reports and dashboards to business users via a web interface and office productivity software suites. Companies choose MicroStrategy BI for its ease-of-use, sophisticated analytics, performance, and superior data and user scalability.

The MicroStrategy Mobile Platform lets organizations rapidly build enterprise-caliber mobile applications needed to mobilize business processes and information across a range of mobile platforms, including the Apple® iPhone®, iPod touch®, iPad®, and iPad Mini, and Android®-based smart phones and tablets. The MicroStrategy Mobile Platform enables organizations to build a wide variety of mobile applications (“apps”) that deliver BI, business workflows, transactions, operational system access, and multimedia in compelling custom native apps.

MicroStrategy Cloud is a cloud-based BI Platform-as-a-Service (PaaS) offering. It allows enterprises to deploy MicroStrategy BI and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile Platform more quickly and with lower financial risk than equivalent on-premises solutions.

MicroStrategy Express is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber BI and mobile apps without the assistance of internal IT professionals. MicroStrategy Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution – and is available as a cloud-based service to allow rapid startup.

MicroStrategy Wisdom is an application for market intelligence that leverages the vast amount of data available in social networks and publicly available databases to create unique views of the consumer and brand landscape.

MicroStrategy Alert is a mobile commerce application designed to help retailers and other merchants compete effectively in the new mobile world by providing a mobile channel for marketing, commerce, and loyalty directly from merchants to their customers.

MicroStrategy Usher is a mobile application that provides businesses with a mobile identity network alternative to traditional employee IDs, keys, and proximity cards. It also provides a more effective way to reduce fraud, manage the workforce, improve customer service, and diminish the threat of cyber-attacks.

Our BI and Mobile Platforms, together with related product and support services, continue to generate the vast majority of our revenue. During 2012 and 2011, we did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 26 countries worldwide, the company is one of the largest independent publicly-traded BI vendors as measured by annual revenue.

MicroStrategy Business Intelligence Platform

Our BI Platform, MicroStrategy 9™, enables users to query and analyze detailed, transaction-level databases, large Hadoop® distributions, data warehouse appliances, departmental databases, and user-owned data in spreadsheets. It transforms data into business insight through highly visual, interactive reports and dashboards. The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms.

MicroStrategy 9 helps organizations worldwide take advantage of this explosive growth in enterprise data. It can be used by companies to provide managers and employees with timely actionable information to make data-driven business decisions. Solutions built on the MicroStrategy BI platform can give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations. MicroStrategy 9 can also be used to build stronger relationships with business partners and suppliers by providing insights used to manage inventory levels, analyze supply chains, and track vendor performance. A self-service feature, MicroStrategy Visual Insight™, enables business users from across the organization to explore enterprise data and spot trends in a completely visual and interactive way, thereby eliminating much of the need for IT to create reports and dashboards for them.

Business intelligence software offers organizations the opportunity to ask and answer questions about historical and current data that has been captured but not yet fully exploited in order to monitor their business, make effective decisions to improve processes, and predict future behavior. Five key business needs have driven demand for powerful business intelligence solutions:

•

Increased consumption of analytics. In the past, dissemination of information was limited to a few power-users or analysts. Now a wide range of information customers – from customer service representatives to the CEO within a company, and from customers to suppliers outside the organization – can benefit from the insight that BI provides. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the web to tens of thousands of users across an enterprise. In addition, demand for BI on mobile devices is being driven by the growth of the mobile Internet and by the accelerating proliferation of mobile devices.

•

Increased data scalability. Increasing information generation, and in particular, the ability to capture electronically and store every business transaction and interaction, has made terabyte-size data warehouses commonplace. Due to very large data volumes at some organizations, such as data volumes generated by social media, data warehouses can now reach sizes in excess of a petabyte (1,000 terabytes). While transaction- and interaction-level information is now routinely captured, organizations often struggle to make productive use of such massive data stores. Organizations need to view data within its operational context – making even the most detailed information meaningful to business users. As a result, users want the ability to easily discover trends hidden in these very large databases, and to verify these trends by reviewing the underlying detail.

•

Improved business intelligence system performance. The increase in user population sizes and data volumes puts a strain on the business intelligence infrastructure. Business users expect to retrieve the information they are requesting within a few seconds or tens of seconds of making the request. Mobile devices have set this expectation even higher by increasing demand for near instantaneous responses to requests. BI administrators need to systematically monitor and tune the BI environment to provide the expected service levels.

•

Improved data comprehension and visualization. As data volumes have increased, the growing work demands placed on business users have meant less and less time available to users to monitor and improve their businesses and make informed decisions. As a result, business users need to view the data in a summarized, easy-to-grasp format and navigate to areas of concern to gain insight into any issues. Presenting the data in a highly visual, accessible, and interactive format to collate, view, and explore information improves the overall comprehension of the business and speeds up the decision-making process.

•	Increased demand for personalized, one-to-one customer and/or supplier experience. Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences. They earn loyalty by providing superior service, security, and convenience. In order to successfully acquire, retain, and upgrade customers, organizations need to understand their customers’ profiles, transaction history, past responses to marketing campaigns, and interactions with customer service. Retrieving information from widely dispersed and complex data sources and providing a holistic view of the customer can be challenging.

MicroStrategy’s BI Platform provides the functionality users need to make better business and management decisions. The MicroStrategy platform delivers a high-performance solution that meets users’ demands and is highly functional, simple to use, scalable, and easy to administer.

Key benefits of the MicroStrategy BI Platform include:

•

Flexibility to report, analyze, and monitor. The MicroStrategy BI Platform unifies reporting, analysis, and real-time business monitoring into one seamless experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

•

Industrial-strength business intelligence. The MicroStrategy BI Platform enables industrial-strength business intelligence with enterprise-caliber technology and high user and data scalability. It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment. Users can connect through their mobile devices, a zero footprint web product, and office productivity software suites – expanding the reach of business intelligence across the enterprise.

•

Integration of analysis in every report or scorecard. The MicroStrategy BI Platform makes powerful analytic capability available directly from enterprise reports and scorecards automatically. It delivers analytic integration to reporting users in two ways. The first is by providing online analytical processing (OLAP) capabilities directly to tables, charts, and visualizations embedded within report documents, allowing business users to analyze the data while staying within the bigger report document. The second is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

•

Actionable insight gained from BI analysis. The MicroStrategy BI Platform helps organizations accelerate the speed and productivity of their businesses by building mobile apps and web dashboards that connect to back-end transactional systems and databases to include data entry and action-taking features, including: submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources. The MicroStrategy platform interacts with relational databases using SQL and with web services using XQuery, providing flexibility in connecting to data warehouses, data marts, ERP data marts, and cloud applications.

•

From data to insight in minutes without IT involvement. Visual Insight gives business users a simple, powerful, and fast way to analyze data with minimal set-up requirements. It is designed to allow business users to answer business questions on their own, avoiding the lengthy process of report specification and design. By using a variety of graphical visualizations to represent the entire analysis, users can much more easily and rapidly spot trends and outliers in large sets of data, creating a user experience that seems to unfold in real time. Users can import local data files, such as Excel® spreadsheets, and begin analysis immediately without IT intervention. These dashboards and analyses can be saved and shared so colleagues can access them and benefit from the analysis. Because Visual Insight requires only a web browser or iPad for its user interface, enterprises can provide it to everyone in the organization as an internal software-as-a-service offering. The combination of MicroStrategy’s traditional enterprise scalability along with the Visual Insight feature brings the power of enterprise BI to the personal level, and easily extends that power to everyone in the organization.

•

Heterogeneous joining of data from across the enterprise. The MicroStrategy BI Platform extends the MicroStrategy data modeling flexibility to include integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, the platform automatically joins data from multiple sources in the same table, chart, or visualization. Data can come from any source accessible by MicroStrategy, including the data warehouse, data marts, Hadoop®, SAP® BW, Microsoft® Analysis Services, IBM® Cognos® TM1®, Oracle® Essbase®, and other operational system databases.

•

Integration of data mining into mainstream reporting and analyses. The MicroStrategy BI Platform’s analytic engine includes predictive capabilities in every MicroStrategy report and analysis. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision-tree algorithms. Hand-in-hand with this calculation capability, the MicroStrategy BI Platform also includes the ability to import data mining models directly from data mining products from vendors like IBM (SPSS), Teradata, and SAS using the predictive modeling mark-up language (PMML) standard, and by embedding R statistical packages in the platform. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining ServiceTM extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts.

•

Support for large data volumes and all major relational database/hardware combinations. The MicroStrategy BI Platform supports systems with very large data volumes and is specifically optimized to support all major relational database platforms, Hadoop distributions, and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW. Important features of our solution in this area include:

•	Dynamically generated SQL, MDX, and Hadoop queries that optimize the performance of each major database;

•	Very Large Database (VLDB) parameters that allow individual reports to be tuned for performance;

•	Support for hand-written SQL, Hadoop, and XQuery queries;

•	The ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	The ability to work with and support multiple languages for international applications.

•

Powerful analytics to customer interaction and transaction-levels of detail. We believe that the MicroStrategy BI Platform incorporates one of the most sophisticated analysis engines available today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer interaction and transaction levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics, and campaign management. The MicroStrategy platform allows the creation of highly sophisticated applications that take maximum advantage of the detail available in an organization’s databases.

•

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

MicroStrategy 9 Product Releases in 2012

MicroStrategy’s latest BI platform release is MicroStrategy 9.3, which was made generally available in September 2012.

MicroStrategy 9.3 improves Visual Insight, MicroStrategy’s self-service visual data discovery interface. Now line-of-business users can create and share dashboards that show data from their own computers and corporate data side-by-side. Adding calculations that use functions from MicroStrategy’s library of over 300 functions is easy with short-cuts and wizards. New filtering capabilities – such as an auto-apply toggle, search, visualization targeting, and quick metric qualifications – improve the data manipulation experience. And new density map, image layout, and network diagram visualizations enhance the user’s ability to comprehend information.

MicroStrategy 9.3 also introduced a new product, MicroStrategy System ManagerTM, that automates multi-step administrative tasks. Workflows are built in a graphical interface by connecting MicroStrategy and non-MicroStrategy processes in the sequence in which they should be run. Properties defining execution parameters are set on each process and connector, and additional programmatic elements, such as branching decisions, loops, updating parameters, and pausing make the workflows flexible, saving BI administrators’ time. System Manager helps ensure consistency, improves reliability, and codifies tacit knowledge.

MicroStrategy 9.3 addresses the need to access a growing array of corporate data that organizations have by enabling access to a wide variety of Hadoop distributions, connecting to salesforce.com for all supported MicroStrategy platforms, and enhancing data retrieving performance from multidimensional MDX cubes. MicroStrategy 9.3 now supports SAP’s in-memory HANA® database as a data source with a new VLDB driver that generates queries dynamically. Imported data can now be enriched with time and geographical information, providing more aggregation levels and thereby expanding analytic investigation capabilities.

Additionally, MicroStrategy 9.3 includes new search capabilities. Search results are displayed while the search terms are being typed in, making it much faster to find the dashboard or report using search terms than it is to navigate to the folder that contains the dashboard or report. Other available dashboards and reports are also displayed, enabling the discovery of valuable information that was previously hidden.

MicroStrategy BI Platform Technology Strategy

Our technology strategy is focused on expanding support for large information stores, improving performance and administration, enhancing our analysis capabilities, and enhancing report delivery to all commonly-used devices, including mobile devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We will continue to enhance usability and visual data exploration to increase ease of use and functionality, and thus further decrease the need for IT intervention. We are working to further differentiate our product offerings by increasing:

•	Data capacity. The volume of information that can be efficiently analyzed and utilized;

•	User concurrency. The number of users that can be supported simultaneously;

•	Analytic sophistication. The range of analytical methods available to the application designer;

•	Performance. The throughput and response time of the system, measured in seconds;

•	Database flexibility. The range of data sources, data warehouses, and online transaction processing databases that the software is capable of efficiently querying without modification;

•	Robustness. The reliability and availability of the software in mission-critical environments;

•	Deployability. The ease with which applications can be deployed, modified, upgraded, and tuned;

•	Personalization. The quality and sophistication of a one-to-one user experience;

•	Content flexibility. The range of content, both structured and unstructured, that can be efficiently utilized;

•	Media channel and interface flexibility. The range of media channels (including mobile devices), interface options, and display features supported;

•	Transaction capabilities. The ability to efficiently initiate actions and transactions from mobile devices and web-based dashboards; and

•

Visual analysis and user self-service. Ease of use and visual exploration and analysis capabilities on small to extremely large data sets, in conjunction with the enterprise capabilities also offered by our platforms.

MicroStrategy Mobile Platform

The MicroStrategy Mobile Platform provides organizations with tools to rapidly build native mobile apps to “mobilize” their business processes and information. We believe there is an opportunity to take business intelligence, multimedia content, and transactional data capture and action-initiation functionality and wrap all three into a cohesive mobile workflow. We have a sophisticated set of software tools that enable customers to develop such innovative mobile solutions quickly and without having to write mobile code. This opportunity lives at the intersection between great user experience and great development tools – which we seek to bring to life in our Mobile Platform. We are focused on giving application designers the capability to build the best user experiences while at the same time providing them the best tools for building mobile business apps quickly.

Companies worldwide are looking to accelerate their development of information-driven mobile apps. Our enterprise-grade Mobile Platform is well-suited to make mobile app development fast and easy for any company through a combination of click-to-configure development, as well as the integration of data, device-specific formatting, security management, and other enterprise-hardened features.

Mobile computing reflects a new era of information technology and brings with it a new wave of both opportunities and threats for organizations. At its core, mobile computing is changing how, when, and where information is consumed and decisions are made. We are aiming to leverage the following mobile trends:

•

Proliferation of powerful mobile smartphones and tablets. Computers have followed a trend toward greater amounts of computing power in ever smaller devices. Today, mobile smartphones and tablets deliver more computing power in the palm of your hand than a typical supercomputer generated in 1985. Improved processing power, cheaper memory, miniaturization of components, and extended battery life have all contributed to a sudden explosion of mobile devices that provide far more than just voice, photo, video, and calendaring capabilities. Software has moved from the mainframe to the desktop, and now, with the current generation of smartphones and tablets, to an individual’s hand. At the same time, consumer expectations for the 24X7 capabilities of these devices have grown even faster than the computing power.

•

Availability of mobile-internet capable networks. Major telecommunications carriers continue to invest in expanding existing 3G networks across the globe. Wi-Fi network availability continues to expand as organizations, such as businesses, city councils, airlines, and public transportation authorities, provide Wi-Fi hotspots for employees, taxpayers, and customers. New 4G networks transmit data significantly faster than current 3G networks. These networks now have the power to run, or access, all sorts of critical applications that are important in our lives or business.

•

A new model for software. The shift to mobile computing has spawned a new model for information-consumption, migrating from a browser-based web model to an app-based model. This new app paradigm delivers compelling touch-enabled applications, customized user experiences, automatically updated content, and high performance information delivery, all of which is cached for offline consumption. This new model has improved the user experience for consumers, but has also enabled business executives to access their critical business information with the reliability and speed they demand.

MicroStrategy’s Mobile Platform helps organizations build, deploy, and maintain information-driven mobile apps by speeding app development and reducing costs. Through a combination of click-to-configure integrated development environment (IDE), and the integration of data manipulation, device interactivity, security management, and other development features, we make mobile app development fast and easy. The MicroStrategy Mobile Platform is enabling next-generation business apps, whether they are designed to access critical business intelligence information, connect partners and suppliers in the global supply chain, or drive transactions for decision makers.

Key benefits of the MicroStrategy Mobile Platform include:

•

Click-to-configure. App developers can easily build apps to fit their business without having to learn mobile software coding. The apps can easily be built on top of any existing information source, such as ERP, Databases, Big Data, CRM, or Unstructured Content Management systems. Custom App workflows and designs can be built to fit the unique processes and workflows of the organization. MicroStrategy simplifies the process of building apps so that its customers can remain focused on driving their business forward, rather than developing and maintaining code.

•

Faster to develop. With its click-to-configure IDE providing a What-You-See-Is-What-You-Get (WYSIWYG) drag and drop design experience, the MicroStrategy Mobile Platform is designed to empower developers to quickly build mobile apps. These developers can be armed with the skills to start building native apps with less than a day’s training. The platform provides comprehensive capabilities in the form of building blocks which can be added to apps by simply enabling the capability in the design.

•

Easier to maintain. The MicroStrategy Mobile Platform employs a sophisticated object-driven metadata so that information about each part of the app’s connectivity, designs, and components is stored separately as objects in the metadata. As the designs for the app iterate to meet new end user requirements, or as new requirements surface, this metadata model makes it simple and easy to apply changes through the app quickly.

•

Instant deployment of changes. With an innovative app player architecture, MicroStrategy Mobile provides enterprises with the ability to instantly deploy app changes without the time-consuming bottleneck of compilation and submission to a public app store. MicroStrategy can also support initial app deployment to the public app store or can assist in setting up an internal app store.

•

Native app capabilities for easily surfacing business app capabilities. MicroStrategy’s platform focuses on delivering three core capabilities so our customers can build compelling and useful information-driven mobile apps, combining transactions, analytics, and multimedia:

•

Transactions. MicroStrategy enables the quick and easy development of transaction-enabled mobile apps. MicroStrategy Transaction ServicesTM enables apps to submit data to data sources using either XQuery for Web Services or SQL for database transactions. A wide range of input types are available to build transactions into apps, such as: text inputs, number inputs, calendar, camera, GPS, switches, steppers, and sliders. Additionally, touch-optimized transactional widgets are available to provide pre-designed input capabilities to be integrated with the organization workflows.

With transaction-enabled mobile apps, organizations can enable employees and customers to initiate actions, capture data, or conduct business anywhere and anytime. These apps replace disconnected and analog decision processes with in-context digital transactions. Whether it is request processing, order management, or data collection, MicroStrategy Transaction Services helps turn insights into actions and enables mobile approval, denial, editing, and updating.

•

Analytics. MicroStrategy Mobile makes it easy to extend graphs, grids, enterprise reports, and information dashboards to the iPhone, iPad, Android, and BlackBerry. Mobile business intelligence is a logical extension of traditional business intelligence but requires even higher performance and the ability to serve even larger user populations. MicroStrategy’s architecture is engineered to provide the speed and scalability necessary to support the escalating demands of mobile BI applications.

By leveraging the user-friendly features of the iPhone, iPad, and Android devices, MicroStrategy Mobile integrates features for business intelligence that are optimized for the mobile user, including integrating native mapping, multi-touch gestures for custom navigation, sensor integration (GPS, rotation, accelerometer), and advanced data visualizations.

•

Multimedia. MicroStrategy provides the tools to integrate multimedia content into mobile apps alongside business intelligence data and transactional inputs. Using either the Multimedia widget, or by linking to multimedia content, MicroStrategy allows app designers to include multimedia in their apps. Multimedia content can be linked with dynamically-generated grids and graphs, or static objects such as images and icons. Whether using the in-app PDF viewer, the in-app browser, or the in-app email and contact interface, a user can close the multimedia content yet still remain within the MicroStrategy Mobile app instance.

•

High performance. MicroStrategy Mobile is designed to provide the high performance expected on mobile devices. Specifically, MicroStrategy Mobile uses multi-level caching, an in-memory data structure, and a high efficiency network interchange to provide the high performance required to make mobile business intelligence apps most useful. In addition, the code that resides on the iPhone and iPad is written in Objective-C to provide fast execution performance and natural graphical animations.

•

Comprehensive security. Security is one of the highest concerns of enterprises using mobile devices. We work with leading technologies and use sophisticated techniques to help ensure the privacy and security of data within our Mobile Platform.

•

High-scale operation. MicroStrategy Mobile is designed specifically for high efficiency operation in environments of tens of thousands of users. MicroStrategy’s powerful administrative tools make it easy for a small number of IT administrators to manage dozens of BI apps and many thousands of users from a central administrative console. MicroStrategy’s high performance architecture can support large user populations with just a few server CPUs.

MicroStrategy Mobile Platform Technology Strategy

We continue to invest in enhancing the Mobile Platform to empower our customers with the ability to build apps that drive their business forward and deliver revolutionary applications to their employees, partners, prospects, and customers. We continue to invest in enhancing the product across all three core capabilities: transactions, analytics, and multimedia. We remain focused on delivering the most compelling native end user experience on devices that are adopted by enterprises. New features specific to supported operating systems will take advantage of the native API’s and incorporate new OS capabilities into apps built by MicroStrategy customers.

We also continue to invest in bringing to life mobile apps in an easy, fast, and flexible way. The technology will continue to be enhanced to deliver an experience that is philosophically “user first” by combining a powerful user experience on top of a dynamic and accessible development infrastructure.

MicroStrategy Cloud

MicroStrategy Cloud provides customers the MicroStrategy 9 BI Platform-as-a-Service (PaaS) hosted in the cloud. In addition to the MicroStrategy BI and Mobile Platforms, MicroStrategy Cloud also offers data integration extract, transform, load (ETL) using Informatica technology, and data hosting services through technologies from IBM, Teradata, Microsoft, and ParAccel. The MicroStrategy Cloud PaaS provides customers with infrastructure (data center space, rack space, power, cooling, and servers), technology platforms (BI, mobile data integration, and data hosting), operations, support, and expert BI practitioners for a subscription fee with no upfront capital investment. Customers choose our Cloud offering for improved time to market, higher performance, and lower overall total cost of ownership compared to traditional on-premises deployments.

MicroStrategy Cloud offers organizations an alternate purchase and deployment model for BI, compared to traditional on-premises deployments. Instead of making large upfront capital investments and building large support teams, MicroStrategy Cloud allows organizations to purchase BI as a service with no upfront capital investments. Instead, it offers a payment structure that scales with the business requirements. There are four main business needs driving cloud PaaS demand:

•

Increasing demand for agile applications. Business users and executives are increasingly demanding rapid application deployments, and the ability for the applications and support teams to quickly react to changing market needs. Traditional on-premise deployments are not well-suited for agile deployments due to the large fixed upfront investments in capital and personnel. Cloud services offer elastic and flexible models that are well suited for time-sensitive deployments.

•

Increased demand for high performance. End users have been conditioned to expect sub-second responses to clicks on the web and mobile interfaces by portals such as Google. This sub-second response is increasingly a requirement of analytical and BI applications as well. Organizations that are burdened with outdated servers, networks, and other infrastructure have a difficult time meeting these performance requirements. Cloud services offer the latest hardware, networks, and the ability to easily add processing capacity to increase performance. Consequently, business users are migrating applications that require high performance to the cloud.

•

Flexible capacity requirements. BI applications often experience rapid change in numbers of users, database size and other parameters, based on market needs, seasonality, and other factors. Cloud services allow customers to dial the capacity of applications up or down and match application capacity to business needs. Consequently, organizations no longer have to hedge against future growth by purchasing either too much or too little initial capacity.

•

Reduced IT budgets. IT organizations are increasingly being asked to do more with a smaller capital and operating budget. Executives typically find that the two largest expense contributors are upfront capital investments in infrastructure and personnel costs associated with developing and maintaining applications. Cloud services offer a lower total cost of ownership model, with no upfront capital investments, and reduced IT staff requirements.

MicroStrategy Cloud offers an integrated and optimized cloud business analytics platform that combines infrastructure, technology, people, and processes to offer BI as a service to our customers. MicroStrategy Cloud builds on the BI Platform of MicroStrategy 9, and adds class leading ETL and database technology to provide an agile, high performance, elastic, and cost-effective analytical platform.

Key benefits of MicroStrategy Cloud include:

•

Agile rapid application development and deployment. The MicroStrategy Cloud Platform provides the infrastructure, technology, processes and experts that a customer needs to develop and deploy applications quickly. The entire service has been pre-packaged, optimized, and supported by expert BI practitioners. This allows our customers to get to market much quicker than traditional approaches and react to business changes as they happen.

•

High performance analytical applications. MicroStrategy Cloud combines the high performance characteristics of our BI and Mobile Platforms with high performance servers and network infrastructure. This allows our customers to deploy BI and mobile applications that deliver near instantaneous user response, allowing them to serve their customers quicker and more efficiently.

•

Elastic capacity with no capital investment. MicroStrategy Cloud allows customers to get started with no upfront capital investment in infrastructure. Customers can start small and increase their capacity on demand.

•

Low overall total cost of ownership. IT application costs are driven by capital investments and the personnel cost associated with hiring a staff of experts to build, maintain, and tune a large-scale environment. MicroStrategy Cloud delivers this high performance, tuned, and monitored environment as a service, greatly reducing the one-time and five-year total cost of ownership of a BI application.

MicroStrategy Cloud was introduced during the third quarter of 2011. MicroStrategy Cloud consists of the following services:

•

MicroStrategy Cloud Platform Services. MicroStrategy Cloud Platform Services includes our full MicroStrategy 9 BI and Mobile platforms offered as a hosted service for a subscription fee. The subscription fee covers data center infrastructure, power, cooling, servers, MicroStrategy platforms, support, administration, and monitoring services.

•

MicroStrategy Cloud Data Hosting Services. MicroStrategy Cloud Data Hosting Services is an option that offers our customers a hosted database platform as a service in the MicroStrategy Cloud for a subscription fee. Various database options, starting from basic databases to high performance multi-terabyte massively parallel processing (MPP) analytical databases, are offered. The subscription fee covers data center infrastructure, power, cooling, servers, relational database management system (RDBMS) platform, support, administration, and monitoring services.

•

MicroStrategy Cloud Data Integration Services. MicroStrategy Cloud Data Integration Services is an option that provides its subscribers with an ETL technology offered as a service for a subscription fee. This service allows our customers to aggregate and harmonize data from on-premise databases and third party data services to generate a single cohesive dataset in the MicroStrategy Cloud. The subscription fee covers data center infrastructure, power, cooling, servers, data integration technology, support, administration, and monitoring services.

MicroStrategy Cloud Technology Strategy

Our MicroStrategy Cloud technology strategy is focused on the reliability, self-service, performance, and scalability of our offering. We also seek to differentiate our offering by investing in enhancing the security process and infrastructure around our service, monitoring existing security and compliance certifications, and obtaining new certifications.

MicroStrategy Express

MicroStrategy Express is a Software-as-a-Service (SaaS) solution designed to simplify and accelerate the development and deployment of BI applications. It delivers streamlined user interfaces and automated workflows that allow a person with minimal training to analyze data and share insights with others via web browsers and mobile devices. With MicroStrategy Express, business users can access data in spreadsheets, on salesforce.com®, and in relational databases without having to undertake technical data modeling or create traditional technical BI components. Users can explore data and spot trends using a variety of interactive visualizations – and build professional-quality reports and dashboards using pixel-perfect formatting capabilities. Dashboards and analyses can be published instantly as both mobile apps and web-based dashboards, and can combine reports, dashboards, and multimedia content without writing code. Users can easily set up their own periodic distributions of personalized dashboards to any number of recipients via scheduled e-mail deliveries, or by simply inviting them via e-mail to access the dashboards interactively via web or mobile devices.

The rapid growth and adoption of cloud solutions has been driven in part by the way they empower business managers to deploy IT-based solutions without requiring in-house IT support. Because MicroStrategy Express can be delivered as a cloud-based service, it makes business intelligence and analytics simpler and more accessible to business users. It reduces the burden on the IT department by eliminating the need to install, configure, and maintain hardware and software and minimizing the need to train and support end users. MicroStrategy Express enables business managers to deliver web and mobile intelligence applications to their users in less time and at a fraction of the cost of traditional BI implementations.

Key benefits of MicroStrategy Express include:

•

Rapid access to business data. MicroStrategy Express lets business users access data in spreadsheets, on salesforce.com, and in on-premise or cloud-based databases faster than existing BI solutions. The process of accessing and preparing data for analysis by business users traditionally requires time, resources, and expertise. An experienced BI architect must create a data model, write SQL scripts, and develop business attributes, dimensions, and related objects that analysts will use in their reports. This task can take weeks or longer to complete. MicroStrategy Express accelerates and simplifies this process by automating the creation of these underlying BI objects. A user simply points to the location of the data, and Express will create the data objects on-the-fly.

•

From data to insights in minutes. MicroStrategy Express delivers a data discovery interface that gives business people a powerful yet user-friendly way to analyze data without expert assistance. Instead of waiting for their BI team to develop reports, business users can answer questions on their own by intuitively exploring data using a variety of highly interactive data visualizations. These graphical representations of data help users more easily spot trends and outliers that can be harder to discover using traditional methods. MicroStrategy Express combines simple drag-and-drop controls with powerful features like the ability to create metrics on-the-fly, use advanced and predictive analytics, and filter and drill through data.

•

Boardroom-quality reports and dashboards. MicroStrategy Express gives users the ability to design professional-looking performance reports, customer invoices, statements, dashboards, and scorecards with minimal training. The product delivers pixel-perfect formatting capabilities that give users precise control over every item on their document. With a few clicks, users can insert text, graphics, interactive charts and selectors, HTML content, and more.

•

Business insights “to go.” Users of MicroStrategy Express can access data anytime and anywhere on the iPad. The touch screen and gesture-based interactions of the mobile device deliver a superior experience. Users can interact with their dashboards, insert comments, and highlight outliers in the data. They can then share their annotations with colleagues for a truly collaborative experience.

•

Effortlessly design mobile intelligence and multimedia apps. MicroStrategy Express allows business users – regardless of technical skill – to design and deploy applications that combine analytics and multimedia content in a mobile interface. Easy-to-use templates let users choose colors and custom backgrounds, add corporate logos and graphics, format text, and insert reports, dashboards, videos, PDF documents, and other content. With MicroStrategy Express, companies can quickly deploy branded, professional-quality analytics and content to small or large numbers of mobile users quickly and easily.

•

Business analytics for the masses. MicroStrategy Express makes powerful personalized data publishing faster and more cost effective while reducing its technical complexity. A user with minimal training can create personalized distributions, targeted to individual recipients based on factors like their role, location, or other criteria, without the need for long, complicated IT projects.

•

Seamless integration with social networks. Using the “Personal” section of MicroStrategy Express, users can share insights with Facebook friends and Twitter followers. It is also possible to embed live dashboards that others can interact with on websites and blogs, making it a compelling solution for journalists, bloggers, professors, and anybody who needs to enhance articles with data.

•

More business intelligence, faster, and with less risk. MicroStrategy Express helps minimize the inefficiencies and risks related to planning, sourcing, installing, operating and maintaining a BI implementation. It enables organizations to leverage an infrastructure that is continuously monitored and optimized by a team of performance specialists. MicroStrategy’s 24/7 network operations centers help protect the performance and integrity of customer applications.

MicroStrategy Express Technology Strategy

MicroStrategy Express aims to be the solution of choice for organizations seeking self-service BI tools that empower business users, without the need to place additional responsibilities on the IT department. Our technology strategy is focused on delivering MicroStrategy 9 enterprise BI features in a way that is intuitive and accessible by business users and that requires minimal IT intervention. Examples of the areas in which we are investing include:

•	Data access. Enhanced range of data sources, data warehouses, SaaS applications, and other systems that the software is capable of querying.

•	Transaction capabilities. The ability to efficiently initiate actions and transactions from mobile devices and web-based dashboards.

•	Analytical sophistication. The range of analytical methods and functions available to the user.

•	Workgroup enablement. Enhanced features for user collaboration and social interaction.

•	Data capacity. The volume of information that can be efficiently analyzed and utilized.

•	Performance. The throughput and response time of the system, measured in seconds.

•	Mobile device support. The range of mobile devices supported by the product.

•	Visualization capabilities. The range of the product’s visualization libraries.

•	Delivery methods. The range of delivery methods for personalized dashboards.

MicroStrategy Wisdom

MicroStrategy Wisdom (www.wisdom.com) is an innovative market intelligence application that taps into and interconnects the data from Facebook, reference databases (e.g., Wikipedia), government data sources (census, labor), and location information (Google, Apple). Wisdom is designed to provide new insights into the relationships between people, demographics, places, products, and brands by combining the data from public and private Big Data networks. Wisdom aggregates data from these networks by accessing freely available public information, by subscribing to paid information, and by having individuals opt-in to contribute their demographic and interest data through social media. Organizations can use Wisdom to navigate the complex landscape of demographics, product and brand preferences, activities and interests, and political and social preferences worldwide. Wisdom provides organizations with a panoramic view of what people like, want, and do.

Key benefits of MicroStrategy Wisdom include:

•

Insights derived from big data cloud networks. Wisdom can explore the broad landscape of data of the demographics, interests, activities, and preferences of many millions of people. Wisdom enriches Facebook profile information with location data, estimates income information using census data and other public sources, infers interest and activity preferences using Facebook and Wikipedia, and assigns users to psychographic groups.

•

Constantly evolving network. Wisdom acquires information about thousands of new profiles every day, making Wisdom insights richer and more valuable by the day. With millions of people that are part of the Wisdom dataset avidly liking new pages on Facebook, checking into new places, engaging with friends and brands, signing up for events, and reporting life changes, Wisdom provides a powerful opportunity to discover new market insights every day.

•

Faster time to insight. Wisdom finds answers to questions not readily available in published research or those that survey panels take months to answer. An increasingly dynamic marketing world demands the ability to ask a series of questions about the market, where each question is fueled by the insights gleaned from the last one.

•

Powerful segmentation at your fingertips. Wisdom provides the ability to analyze groups or micro-groups of people using a powerful segmentation engine. Organizations can select any combination of demographic attributes, psychographic factors, interests, or social ratings in Wisdom to create a segment, resulting in virtually endless possibilities in which the preference landscape can be explored.

•

Complex technology made powerfully simple. Wisdom runs on MicroStrategy’s Business Intelligence analytic platform leveraging its unique interactive capabilities to provide deeper insight and speed-of-thought analytics without requiring training.

Wisdom Products

•

Wisdom. A free, public version of the app provides individuals with a powerful engine that makes recommendations about popular activities to pursue, hot spots around town to visit, and favorite media choices among people in various demographic groups. In addition, Wisdom analyzes an individual’s personal Facebook network to provide insights about which of the individual’s friends are most popular, most active, most cheerful, etc. It also gives users a convenient Facebook post-reader to catch up on all the important Facebook postings in their personal network organized by popularity, mood and friend lists, while filtering out all the promotional content posted by pages.

•

Wisdom Professional. Organizations and individuals can use a professional version of the Wisdom app to explore the full landscape of data about the demographics, interests, activities, and preferences of millions of people in the Wisdom dataset. Wisdom can provide insights instantly, where custom surveys on people’s preferences would take months to assemble and interpret. Wisdom is significantly more extensive in reach than focus groups, and more current than published market research. Businesses, governments, and researchers can use this extensive regularly-refreshed database to improve a wide range of marketing activities, including: brand management, consumer promotions, media buying, location planning, competitive analysis, business development, and social media marketing.

MicroStrategy Wisdom Technology Strategy

The technology strategy for Wisdom is focused on providing more comprehensive market intelligence. This involves the following components:

•

New sources of data. The Wisdom network already collects and combines data from Facebook, Wikipedia, Google, Apple, government sources, and other sources. We continue to explore and research the addition of other data sources that will make Wisdom intelligence even more insightful and actionable. These data sources can span the gamut of other social network data, publicly available data, commercially available data, and customer data sources.

•

Data relevance. We believe that the analytical value of this rich database comes not only from quantity, but also the breadth and interrelationships among data from different sources to provide even more relevant insights. To that end, we continue to improve our data enrichment algorithms that combine different sets of data, our analytic measures that provide more insight, and our data normalization algorithms that allow our dataset to more accurately represent actual populations.

•

Analytical views. We are exploring new ways to provide broader and deeper analytics from the Wisdom data. This involves generating new views of data, providing more sophisticated analytics, and enabling more means of segmentation.

MicroStrategy Alert

MicroStrategy Alert is a mobile commerce platform through which retailers and other merchants can bring a sophisticated mobile commerce app for their customers to market quickly and cost-effectively. With an Alert powered app, a merchant can deliver a complete brand experience to customers directly on their mobile phones, including the merchant’s products, services, and loyalty interactions. The Alert platform incorporates the features of a state-of-the-art e-commerce application, including a native storefront, a store and product locator, digital receipts, and an integrated loyalty card. Beyond these core features, Alert offers a broad set of functionality, including targeted promotions, peer-to-peer gifting, and deep analytics on commercial activity and customer usage.

The Alert platform is cloud-based, so merchants can roll out a complete mobile app presence in just weeks, without the high cost and delay of developing and maintaining an application on their own. Alert integrates the data and content from the merchant’s customer systems (CRM, POS, loyalty, etc.) and marketing assets (web content, social channels, etc.) to deliver a tightly integrated user experience on customer iOS and Android devices. Alert gives merchants a turnkey mobile commerce platform that can be readily managed through a simple web-based interface. An Alert powered app gives merchants an arsenal of marketing and commerce capabilities with which they can sell products, capture customers, and deliver exceptional customer service.

Key benefits of MicroStrategy Alert include:

•

Streamlined shopping. Alert integrates with merchants’ existing product catalogs so customers can seamlessly navigate through their storefronts. In addition, the Alert app includes an array of shopping conveniences, including a store locator, a product search capability, and a bar code scanning function. These simplify and enrich the customer’s shopping experience.

•

Commercial promotions. Alert lets merchants deliver a full range of marketing promotions, including messages, coupons, gift cards, pre-paid deals, and tickets directly to customer smartphones. Alert has integrated payment capabilities with embedded PayPal® services, so customers can pay for offers on the spot. In addition, Alert supports a full suite of redemption features, enabling customers to conveniently redeem their offers from within the app.

•

Targeted offers. The Alert system collects demographic, social, and real-time location data from mobile users. It can also connect to the merchant’s customer management systems and extract CRM-style data such as purchase history, loyalty scores, and lifetime value scores. Combining this data, marketers can create highly targeted offers tuned to specific market segments, resulting in more successful marketing campaigns.

•

Loyalty features. The Alert system connects to a merchant’s loyalty system so that mobile customers can enjoy instant access to their loyalty card. Also, Alert organizes a complete view of a customer’s purchase history both in-store and online in the form of digital receipts, creating a convenient “virtual closet” through which customers can easily track their purchases, handle returns, or re-order a favorite item.

•

Social interactions. Alert offers powerful “viral propagation” features that enable merchants to extend their marketing and commercial reach into their customers’ personal networks via Facebook, email, or SMS. Alert’s promotions functionality allows users to transfer, or “gift,” their purchases to other people. Also, Alert integrates the brand’s social outlets, such as Facebook and Twitter, and projects them through the app so that customers can easily participate in the retailer’s social conversations.

•

Cloud-based platform. Alert is a cloud-based service, so merchants can avoid the cost, complexity, and delay of building a solution from scratch. Merchants can rely on MicroStrategy to maintain the high performance of the underlying Alert infrastructure while enjoying the sophisticated analytics and reporting afforded by the embedded MicroStrategy BI Platform. Alert powered apps run on iOS and Android platforms, so merchants can immediately engage the majority of smartphone users.

•

Visibility and control. The Alert Commerce and Intelligence Modules give merchants control and visibility over their Alert marketing and commerce activities. The Alert Commerce Module provides a simple web-based interface through which marketers can control their content and presence within the app. With the Alert Intelligence Module, merchants can receive detailed reporting on all of the commercial and customer activity within their Alert app.

MicroStrategy Alert Technology Strategy

Our technology efforts for the Alert mobile commerce platform will focus on delivering an exceptional customer experience and delivering value to our merchant customers through more commerce features, better administration, more integration with native retail systems, and more intelligence:

•

User experience. The success of any mobile app hinges on customer adoption. Toward that end, we continue to improve the Alert user experience in terms of the aesthetics of the user interface, ease of navigation, and overall performance.

•

Feature set. As a mobile commerce app, Alert delivers value to businesses by helping them sell more products, deliver better customer service, and attract more customers. We continue to integrate capabilities that encourage users to purchase products from within the Alert app in a more streamlined fashion. We continue to integrate customer service features into the Alert app, with an increasing focus on specific vertical industries. In addition, we continue to add loyalty and social experiences to the Alert app to increase customer retention and foster expansion into new markets.

•	Performance. Alert is a cloud-based service, so we continue to optimize our code and add processing power to the Alert platform to help ensure high-performance as its user population scales.

•

Reporting. The Alert platform aggregates a tremendous amount of data – from merchants and from end-users – that can be analyzed to aid merchants in their marketing efforts. We continue to add more advanced reporting capabilities to the Alert platform so that merchants can gain more insight and visibility into commercial activities, social interactions, and user behaviors within the Alert app.

•

Integration. The Alert platform connects to merchant resources to extract data (purchase history, loyalty points, etc.) used to drive the Alert app. To expedite the activation of new apps, we continue to develop APIs that simplify the process of integrating customer data systems with the Alert platform.

MicroStrategy Usher

MicroStrategy Usher is a mobile identity network that allows organizations to issue digital credentials, or “badges,” on mobile devices. A primary feature of Usher badges is that one person’s ID badge can be easily validated by another Usher user through simple techniques including PIN codes, sonic transfer from phone to phone, or by scanning a QR code from one phone to another. Usher users may also use their mobile identity badges to accomplish other identity related operations, including:

•	gain logical access to networks and systems for safe and secure authentication and logon;

•	provide virtual and physical access to buildings and compartments by integrating with physical access control systems; and

•	sign, store, and share digital documents.

Usher ties digital identity to multiple enterprise functions, making them easily available from users’ mobile phones. In this way, Usher enables more efficient business operations than do existing stand-alone technologies. We believe that organizations will adopt mobile identity because it can help reduce fraud, streamline business processes, and protect personal identity, and we believe that consumers will adopt mobile identity because of its convenience, security, and safety.

Key benefits of MicroStrategy Usher include:

•

Convenience and cost effectiveness. Usher allows organizations to provide users with the convenience of carrying their credentials in a digital form on their smartphones. Companies employing Usher can reduce costs when replacing the distribution and management of physical identity credentials with less expensive digital badges.

•	Identity protection. Usher can help mitigate the liability posed by impostors assuming false identities and can help reduce the incidence of fraudulent signatures on documents.

•	Logical access control. Usher can help reduce the incidence of cybercrime.

•	Physical access control. Usher can help prevent unauthorized access to doors and networks.

•	Action-oriented intelligence. Usher can help a business realize new efficiencies by better understanding its employees’ actions and locations.

MicroStrategy Usher Technology Strategy

The strategy for Usher is focused on taking advantage of the developments in mobile technology to provide more flexible and powerful identification-based services and applications worldwide. This involves continued development on the following components:

•	Validation. We continue to explore ways in which users can validate one another to help ensure safe and secure business engagements and transactions.

•	Logical access. We continue to explore how users can employ Usher credentials to gain access to secure online systems.

•

Physical access. We continue to expand on the integration of Usher with physical access control systems and hardware, so that users with adequate credentials and digital keys can unlock secure doorways.

•	Document services. We continue to enhance our ability to import, sign, and distribute documents using Usher credentials.

•

Action-oriented intelligence. We are focusing on enhancing Usher’s ability to determine Usher member location and activities so that trends and anomalies are clearly illustrated for understanding and action.

Product Support and Other Services

MicroStrategy Services is comprised of the following services lines:

MicroStrategy Technology Services

The Technology Services department provides technical support to customers and partners specific to MicroStrategy software products. Additionally, Technology Services is responsible for negotiating and maintaining all support contracts with MicroStrategy customers and partners alike. In 2013, Technology Services will include support services for MicroStrategy Cloud customers. The department is comprised of the following groups:

Customer Support Group (CSG). CSG is a team of Technical Support Engineers responsible for providing first level technical support to all customers, partners, and prospects.

Advanced Product Support (APS). APS is a team of product specialists responsible for providing second level technical support to our worldwide call centers, customers, partners, and prospects.

Premium Support. Premium support is a team of Premium Support Engineers that provides dedicated technical support to our elite, dedicated, and managed customers and partners.

Support Renewal – Maintenance. The support renewal business manages the process for renewing software maintenance contracts with customers worldwide. It also helps answer questions from customers while working with those customers on renewing their maintenance contracts.

MicroStrategy Professional Services

MicroStrategy Professional Services provides our customers with access to the most experienced group of certified MicroStrategy development resources in the industry. Through MicroStrategy Professional Services, we provide our customers with high level advisory services to help drive critical business solutions across key industries, such as financial services, health care, retail, and banking. We work directly with our customers and guide them in defining, developing, and delivering core business solutions for their enterprise. These solutions provide our customers with greater access to critical business information, KPI’s, and metrics, which enables them to make better business decisions, faster.

MicroStrategy Professional Services is a worldwide organization with operations in North America, South America, Europe, Africa, and Asia Pacific.

MicroStrategy’s Global Delivery Center (GDC) is key to our Global Delivery Model. Located in Warsaw, Poland, the GDC is a hub of several hundred consultants who support BI projects directly at customer sites around the world or remotely. With functional and business management practices, the appropriate experts can transition on and off projects as needed. The GDC can quickly scale up or down to meet unique technical and industry requirements. Integrating the GDC with on-site project resources is a flexible and cost-efficient way to receive highly specialized services.

MicroStrategy Education Services

MicroStrategy Education Services offers role-based, comprehensive education solutions for customers and partners. Through the use of self-tutorials, custom course development, joint training with customers’ staff, certifications, or standard course offerings, MicroStrategy Education consultants develop an ongoing education program to meet our customers’ specific business needs. Education consultants deliver quality, cost-effective instruction and skill development for administrators, developers, analysts, and business users. MicroStrategy offers the Perennial Education Pass Program, which is an annual program that allows customers to train named individuals through an unlimited number of public MicroStrategy instructor-led courses and online courses.

Angel.com

We also have a non-core business, Angel.com. Angel is a leading provider of cloud-based Customer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers. These solutions enable mid-market and enterprise organizations to quickly deploy voice, SMS, chat, and mobile applications in the cloud. Angel’s solutions are built on an on-demand, SaaS platform with embedded business intelligence reporting and require no investment in hardware, software, or dedicated human resources to deploy. Nearly 1,000 customers worldwide use Angel’s CEM solutions.

Marketing and Sales and Services Strategy

Our business objective is to become the leading provider of business intelligence software and services to the largest enterprises, governments, and the largest databases and data providers in the world – whether through a license or service model, as well as in the growing mobile space. We also will seek to become the leading provider of CRM and marketing analytics with respect to social data residing in Facebook. The key elements of our strategy to achieve these objectives are as follows:

Marketing Strategy

Our marketing programs target six principal constituencies:

•

Our historical base of corporate technology buyers and departmental technology buyers across FORTUNE™ Global 2000 enterprises. We also will target chief marketing officers and other marketing leaders in these companies for our mobile and social networking offerings;

•	Corporate and departmental technology buyers in mid-sized enterprises;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors that want to embed analytical tools in their solutions;

•	System integrators that have technology relationships with the largest enterprises, governments, and information-intensive businesses; and

•	Advertising agencies that develop online marketing and advertising strategies for large corporate clients.

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation with our platform, the benefits of using our platform, and competitive differentiators. The channels we use to communicate with these constituencies include:

•	Advertising;

•	Direct e-mail;

•	Free and evaluation software;

•	Industry awards;

•	Industry events;

•	Media coverage;

•	Mobile application downloads;

•	Our website;

•	Social media;

•	Channel partners;

•	User conferences; and

•	Word of mouth and peer references.

Sales and Services Strategy

We primarily sell through our dedicated sales force, as well as through channel partners in order to increase market coverage in both domestic and international markets. We provide financial incentives for our channel partners to market and distribute our products and services. We also offer a comprehensive set of educational programs that enhance our potential customers’ and channel partners’ understanding of our software. Furthermore, we offer a wide range of services that provide support in the discovery, planning, development, and deployment stages of a MicroStrategy product or service.

Dedicated Sales Force. We market our software and services chiefly through our direct sales force. We have sales offices in locations throughout the world. We use distributors in several countries where we do not have sales offices.

Channel Partners. MicroStrategy has established strategic alliances with third party vendors to help ensure the success of our customers’ business intelligence initiatives. Our vendors include companies that are system integrators and consulting firms, resellers, value-added resellers, original equipment manufacturers (“OEMs”), and technology partners. These firms utilize the MicroStrategy platform for a variety of commercial purposes and our agreements with them generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training, and direct sales force for field-level assistance.

MicroStrategy makes significant commitments to our channel partners, including investments in joint development including technical training and certifications, pre-sales and sales enablement, and marketing programs. Through our joint efforts, we believe customers are able to minimize their risk and maximize the return on their business intelligence projects. We believe that our channel partners allow us to leverage sales and service resources, as well as marketing and industry-specific expertise, to expand our user base and increase our market coverage.

Customers

MicroStrategy customers include leading companies from a range of industries, as well as the public sector. Below is a representative list of organizations that currently use the MicroStrategy BI platform.

Retail: Charming Shoppes of Delaware, Inc.; Giant Tiger Stores Limited; Guess?, Inc.; Lowe’s Companies, Inc.; Masstores (PTY) Ltd.; Pacific Sunwear of California Inc.; Staples, Inc.; The Container Store, Inc.

Financial Services: Banco Bilbao Vizcaya Argentaria, S.A. (BBVA); Government Employees Insurance Company (GEICO); Länsförsäkringar AB; RE/MAX, LLC; Société Générale S.A.; Society for Worldwide Interbank Financial Telecommunication SCRL (SWIFT); Wintrust Financial Corporation

Pharmaceutical and Healthcare: CareSource Management Group Co.; Johnson & Johnson; Novation

Manufacturing: Cardinal Glass Industries; Rite-Hite Holding Corporation; Wilton Industries, Inc.

Technology, Media, and Telecommunications: AutoTrader.com, Inc.; eBay Inc.; Iridium Satellite LLC; LinkedIn Corporation; Netflix, Inc.; Nielsen Holdings N.V.; Yahoo! Inc.

Consumer Goods: Chiquita Brands LLC; Danone; Herbalife International of America, Inc.; Republic National Distributing Company

Government and Public Services: Centers for Medicare & Medicaid Services; Texas Department of Transportation; Transportation Security Administration (US); US Postal Service

Restaurants: Chipotle Mexican Grill, Inc.; Domino’s Pizza LLC; Logan’s Roadhouse, Inc.; PF Chang’s China Bistro; Starbucks Coffee Company

Hospitality and Leisure: 24 Hour Fitness USA, Inc.; Accor; GolfNow, LLC; Starwood Hotels & Resorts Worldwide, Inc.

Customer Deals from 2012

Accor

Accor, a leading worldwide hotel chain with more than 4,400 hotels in 92 countries, has chosen MicroStrategy as its enterprise business intelligence standard for financial reporting and analyses. Financial analysts, controllers, and senior management will use MicroStrategy dashboards and reports to analyze enterprise corporate performance and support its strategic initiatives. End users will rely on user-friendly dashboards and reports to analyze important KPIs to make better decisions on a daily basis. In selecting MicroStrategy after a competitive proof of concept, Accor cited superior technology and MicroStrategy’s extensive experience in the business intelligence industry.

Chipotle Mexican Grill

Chipotle Mexican Grill, Inc. (NYSE: CMG), the U.S-based chain of burrito restaurants known for serving “Food With Integrity”, has selected MicroStrategy as its enterprise BI solution. Chipotle plans to deploy the MicroStrategy Business Intelligence Platform to its over 1,250 US-based restaurant locations and to its corporate staff of 500 users. Representative user groups will include Finance, Field Controllers, Marketing, Operations, Human Resources, Restaurant Management, and Field Management. Once deployed, Chipotle will use the platform to analyze and provide its field leaders with easy access to key performance metrics, such as throughput, daily sales trends, and the impact of marketing campaigns. After an evaluation of other business intelligence products, Chipotle said it chose MicroStrategy for its platform’s ease-of-use, BI self-service approach, scalability, low total cost of ownership, and strong mobile BI offering. Chipotle also cited its strong business relationship with MicroStrategy as a key factor in their selection.

Domino’s Pizza

Domino’s Pizza, the recognized world leader in pizza delivery, has chosen to expand its deployment of the MicroStrategy BI Platform. Domino’s Pizza plans to leverage MicroStrategy’s Mobile Platform to enable field and home office leaders to access actionable information anywhere at any time. Domino’s Pizza will also expand its use of MicroStrategy Visual Insight to provide their customer insights team with better visibility into the habits of its customers. According to Domino’s Pizza, MicroStrategy’s flexible and robust platform helps the company turn data into information and information into actionable insight.

Länsförsäkringar AB

The Länsförsäkringar Alliance, consisting of 23 regional insurance companies based in Sweden, offers a wide range of insurance, pension solutions, banking services, real-estate brokerage, and other financial solutions reaching 3.4 million corporate customers and private individuals. Länsförsäkringar AB has chosen MicroStrategy to build a sales reporting and analytics application for its Life Division. Approximately 400 end users, including Life Division management and regional managers, will rely on MicroStrategy-based reports and dashboards to more effectively analyze their complex sales environment and the factors that drive sales performance on multiple product levels. Länsförsäkringar AB said it selected MicroStrategy for its ease-of-use, analytical reporting capabilities, performance and scalability, total cost of ownership, and BI leadership in the insurance industry.

Masstores (PTY) Ltd.

Masstores (PTY) Ltd., with headquarters in Durban, South Africa, is the second-largest distributor of consumer goods in Africa. Masstores has chosen to expand its MicroStrategy BI deployment to its employees in Finance, Marketing, Supply Chain, Merchandising, Logistics, and Store Operations. While MicroStrategy-based dashboards will provide high-level analytical insight to company executives, its operational reports will allow store managers and analysts to analyze company performance. MicroStrategy Visual Insight will empower Masstores’ employees to quickly and easily spot outliers, discover patterns, and uncover problem areas in the data using compelling visualizations. Masstores said it selected MicroStrategy for its powerful visualization capabilities, ease of use, and integrated business intelligence platform.

Nielsen Holdings N.V.

Nielsen Holdings N.V. (NYSE: NLSN) is a global information and measurement company with leading market positions in marketing and consumer information, television and other media measurement, online intelligence, mobile measurement, trade shows, and related properties. Nielsen has selected MicroStrategy as its enterprise BI and Mobile software solution to provide its manufacturing, retailer, and media clients with the ability to report and analyze market information for their respective products and services.

Novation

Novation is the leading health care supply chain expertise and contracting company for the more than 65,000 members of VHA Inc. and UHC, two U.S. national health care alliances, Children’s Hospital Association, an alliance of the nation’s leading pediatric facilities, and Provista, LLC. Novation chose to expand its MicroStrategy BI deployment to provide its alliance members with powerful new visualization capabilities. With MicroStrategy Visual Insight, executives, purchasing analysts, and buyers are able to build their own dashboards without help from IT to answer their business questions in minutes. Novation cited MicroStrategy’s ease-of-use, speed, superior visualizations, scalability to handle big data, and analytical reporting capabilities as reasons for its continued deployment of MicroStrategy’s business intelligence platform.

RE/MAX, LLC

RE/MAX, LLC oversees a network of nearly 90,000 real estate agents in more than 80 countries with approximately 6,300 office locations. RE/MAX will use the MicroStrategy BI Platform to provide stakeholders with the ability to gain valuable insight into finance, operations, membership, and sales data. In selecting MicroStrategy over other business intelligence products, RE/MAX cited outstanding platform architecture and product capabilities, superior mobile deployment options, and high performance.

Competition

MicroStrategy Business Intelligence Platform Competitors

The business intelligence platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the business intelligence space we compete with many different vendors. These include (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle that provide one or more products that directly compete with our offerings; (2) open source business intelligence vendors like JasperSoft and Pentaho; and (3) various independent business intelligence software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute. Our future success depends on the effectiveness with which we can compete with both the megavendors and the specialty independent vendors across all different sizes of large, mid-sized, and small BI implementations.

Some of our competitors, especially the megavendors, offer a number of other enterprise software products such as ERP, CRM, and databases that are widely used within large enterprises. As such, these vendors have strong business relationships with many of our existing and prospective customers and have the ability to bundle BI products with their other software offerings. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. New competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain product support revenues from our installed customer base.

MicroStrategy Mobile Platform Competitors

The market for mobile business intelligence is rapidly evolving. New mobile devices are being introduced in the market at a very rapid pace, and enhancements to mobile operating systems are being made at an even faster rate. The rapidly changing technology landscape and lack of standards create opportunities for both existing competitors and new vendors to introduce innovative new products. Our competitiveness in this market will depend on how quickly we can adopt to the rapidly changing technology landscape.

Within the mobile business intelligence space, we predominantly compete with the same set of business intelligence vendors that we compete with in the business intelligence platform market. In addition, we also compete with pure-play mobile business intelligence vendors, such as MeLLmo (Roambi®), that do not offer a business intelligence platform but offer a mobile user interface that can be used as an extension to existing BI platforms. Our success in this space depends on how effectively we can compete against both the business intelligence platform vendors and the pure-play mobile business intelligence vendors.

MicroStrategy Mobile’s flexible app development platform competes both against pure BI apps and against information-driven apps built by other mobile app development platform (MADP) vendors. We compete with a number of MADP vendors including megavendors like IBM (which acquired Worklight in 2012), and SAP (which acquired Sybase in 2010, and Syclo in 2012), independent MADP vendors such as Antenna, Kony, and Verivo, and mobile framework vendors such as Sencha and jQuery Mobile.

MicroStrategy Cloud and MicroStrategy Express Competitors

MicroStrategy Cloud (our PaaS offering) and MicroStrategy Express (our SaaS offering) each compete, to some extent, with the same on-premise BI vendors as does MicroStrategy’s on-premise BI platform. In addition, there are a number of existing analytics SaaS vendors that compete directly with MicroStrategy Express, such as GoodData and Birst. The market for BI PaaS and SaaS offerings is evolving quickly, and competing offerings may be introduced by the megavendors or other SaaS providers.

MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher Competitors

MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher face different competitors than do our business intelligence platform and cloud offerings.

MicroStrategy Wisdom competes, in part, with traditional market research tools and services offered by companies like Nielsen, Kantar, GfK, NPD, and SymphonyIRI. These companies may attempt to develop their own applications that use big data from cloud networks in a manner similar to MicroStrategy Wisdom. In addition, some independent BI vendors have developed social networking intelligence applications that may compete with MicroStrategy Wisdom, although most currently focus on basic social media monitoring and sentiment analysis. These vendors include Radian6, SocialBakers Market Insights, Colligent, Infinigraph, and Adobe Social.

MicroStrategy Alert competes with many small and medium-sized mobile app developers. Alert also competes with app development platforms such as Mobile Roadie®. Potential Alert customers can also decide to build their own custom mobile commerce apps in-house.

MicroStrategy Usher faces a wide range of competitors that typically specialize in only one area of identity (e.g., personal identification, system access, physical space access, and digital signatures). For example, HID’s Crescendo® and Intercede’s MyID® solutions are smart cards that integrate digital badges and multiple modes of identification, while companies such as DocuSign, Arx CoSign, and Adobe EchoSign offer digital signature and the ability to send and share documents.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. The description of research and development expenses in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a detailed breakdown of such expenses. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As of December 31, 2012, our research and product development staff consisted of 914 employees, 26 of whom were working on research and development relating to our Angel.com business.

Employees

As of December 31, 2012, we had a total of 3,221 employees, of whom 1,476 were based in the United States and 1,745 were based internationally. Of our 3,221 employees, 773 were engaged in sales and marketing, 914 in research and development, 1,097 in technical support, consulting, and education services, and 437 in finance, administration, and corporate operations. None of our employees are represented by a labor union; however, our employees in France are represented by a works council pursuant to local regulations. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

Newly hired technical and sales professionals generally participate in an employee training program that, based on the position of the newly hired employee, may last from one to eight weeks. Our training programs are designed to imbue students with industry, product, and services knowledge through a combination of practical exercises, research, and open dialogue. Each program typically comprises 50% lecture/presentations and 50% hands-on workshops. Course content is created by dedicated trainers with input from subject matter experts throughout the Company, and content is regularly upgraded, revitalized, and assessed for relevancy. Students are prompted to demonstrate subject matter mastery throughout the training programs through exams, team evaluations, and hands-on product exercises. Networking opportunities and access to senior management are provided throughout each training program.

Available Information

MicroStrategy’s website is located at www.microstrategy.com. MicroStrategy makes available free of charge, on or through the Investor Relations section of our website (www.ir.microstrategy.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information found on our website is not part of this report or any other report filed with the SEC. The SEC website (www.sec.gov) contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing MicroStrategy. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock could decline and you may lose all or part of your investment.

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

•

the mix of products and services ordered by customers, including product licenses and subscription offerings, which can affect the extent to which revenue is recognized immediately or over future quarterly periods;

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

Based on the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the market price of our class A common stock may fall.

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock historically has been volatile and may continue to be volatile. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•

announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales or purchases of stock by us or by our stockholders;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated net income for each of the fiscal years ended December 31, 2012, 2011, and 2010; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Over the course of 2011 and 2012, we significantly increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social networking trends in the marketplace. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues are not sufficient to offset these increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2012, we had $30.3 million of deferred tax assets, net of a $0.2 million valuation allowance, and if we are unable to sustain profitability, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with the United States debt ceiling and various European sovereign debt crises and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We may have exposure to greater than anticipated tax liabilities

We are subject to income taxes and non-income taxes in a variety of domestic and foreign jurisdictions. Our future income taxes could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

If the market for business intelligence offerings fails to grow as we expect, or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of business intelligence offerings and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for business intelligence offerings has grown in recent years, the market for business intelligence offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions. We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence offerings in general and our solutions in particular. However, we cannot be sure that these expenditures will help our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition could be materially adversely affected.

Our business intelligence offerings face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The BI platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the BI space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our offerings; (2) open source BI vendors like JasperSoft and Pentaho; (3) various independent BI software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute; (4) pure-play mobile BI vendors, such as MeLLmo (Roambi), that do not offer a BI platform but offer a mobile user interface that can be used as an extension to existing BI platforms; (5) pure BI and information-driven apps built by other mobile app development platform (MADP) vendors, including independent MADP vendors, such as Antenna, Kony, and Verivo, and mobile framework vendors, such as Sencha and jQuery Mobile; and (6) other analytics SaaS vendors, such as GoodData and Birst. Our future success depends on the effectiveness with which we can compete across all different sizes of implementations. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than we can, such as offering certain BI products free of charge when bundled with other software offerings. In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and ERP repositories. As a result, they may be able to prevent MicroStrategy from penetrating new accounts or expanding within existing accounts.

Increased competition may lead to price cuts, reduced gross margins, and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results, and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our BI offerings through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base. In addition, basic office productivity software suites, such as Microsoft Office®, could evolve to offer analysis and reporting capabilities that may reduce the demand for our BI offerings.

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

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially affect our business.

The introduction of our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

While we have historically offered our BI platform principally in the form of a perpetual software license, we recently introduced MicroStrategy Cloud, a cloud-based BI PaaS that is available by subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy BI Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based BI, and social networking trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions could materially adversely affect our operating results

A significant portion of our research and development activities and certain other critical business operations are concentrated in facilities in Northern Virginia and two cities in China (Hangzhou and Beijing), and certain other critical business operations are concentrated in facilities in Northern Virginia and Warsaw, Poland. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism, or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially adversely affected.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the year ended December 31, 2012, transactions by channel partners for which we recognized revenues accounted for 28.4% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of sales activities through our channel partners. There can be no assurance that our channel partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may materially adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners. If we are unable to maintain our relationships with these channel partners, our business, operating results, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $194.4 million as of December 31, 2012. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $83.7 million, resulting in net current and non-current deferred revenue and advance payments of $110.7 million as of December 31, 2012. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017 totaling $110.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience and where the challenges of conducting our business can be significantly different from those we have faced in more developed markets. International revenues accounted for 40.3%, 41.4%, and 39.7% of our total revenues for the years ended December 31, 2012, 2011, and 2010, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs, export restrictions, and other trade barriers;

•	costs of localizing offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including labor laws;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

Various corporate tax reform proposals are currently under consideration by Congress. These proposals include corporate income tax rate cuts, elimination of certain corporate tax incentives, and a minimum tax on overseas earnings. It is not clear whether, or to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, there can be no assurance that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, and our international expansion efforts.

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

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely. Implementing our offerings can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware, and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2012, 2011, and 2010, our top three product licenses transactions with recognized revenue totaled $13.5 million, $9.5 million, and $8.3 million respectively, or 9.2%, 6.2%, and 6.5% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Termination of Contracts. Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is terminated for convenience, which can occur if the customer’s needs change, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated because of default, we may not recover even those amounts, and we may be liable for excess costs incurred by the customer for procuring alternative products or services.

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

Our customers also include a number of foreign governments and agencies. Similar procurement, budgetary, contract, and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

We depend on technology licensed to us by third parties, and the loss of this technology could impair our software, delay implementation of our offerings, or force us to pay higher license fees

We license third-party technologies that we incorporate into our existing offerings. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party software for future offerings. In addition, we may be unable to renegotiate acceptable third-party license terms. Changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our software offerings becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development costs to ensure continued performance of our offerings, and we may experience a decreased demand for our offerings.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman and Chief Executive Officer. If we lose the services of Mr. Saylor or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

The emergence of new industry standards may materially adversely affect the demand for our existing offerings

The emergence of new industry standards in related fields may materially adversely affect the demand for our existing offerings. This could happen, for example, if new web standards and technologies emerged that were incompatible with customer deployments of our software offerings. MicroStrategy currently supports SQL and MDX standards in database access technology. If we are unable to adapt our software offerings on a timely basis to new standards in database access technology, the ability of MicroStrategy’s software offerings to access customer databases could be impaired. In addition, the emergence of new standards in the field of operating system support could materially adversely affect the demand for our existing software offerings. MicroStrategy technology is currently compatible with most major operating systems, including, among others, Windows Server, Sun Solaris, IBM AIX, HP’s HP-UX, Red Hat® Linux® AS, SuSE® Linux Enterprise Server, Apple’s iOS and OSX®, RIM’s Blackberry® OS, and Google’s Android®. If a different operating system were to gain widespread acceptance, we may not be able to achieve compatibility on a timely basis, resulting in an adverse effect on the demand for our software offerings.

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

Changes in laws or regulations relating to privacy or protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including our MicroStrategy Cloud, MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher offerings, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers in our cloud, networks, and other systems, including personal data, is increasing. Any systems failure or security breach that results in the release of personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

The interpretation and application of laws and regulations relating to privacy and data protection are currently unsettled both in the U.S. and internationally. These laws and regulations may be interpreted and applied inconsistently from country to country, and these interpretations and applications may be inconsistent with our policies and practices. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could materially adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could materially adversely affect our business and operating results.

If we experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud, networks, or other systems, our offerings may be perceived as not being secure, demand for our offerings may be reduced, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud, networks, and other systems. We have security measures in place to help protect our customers’ data, our data, and our cloud, networks, and other systems against unauthorized access. However, there can be no assurance that these security measures will be effective against all security threats. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our cloud, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Any security breach could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, expose us to legal liability, and materially adversely affect our operating results. These risks will increase as we continue to grow our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent and trademark rights. We expect the number of such claims will increase as the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlap, and the volume of issued patents, patent applications, and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our offerings;

•	require us to redesign certain of our offerings using alternative non-infringing technology or practices, which could require significant effort and expense;

•	require us to rename certain of our offerings; or

•	require us to satisfy indemnification obligations to our customers.

If a successful infringement claim is made against us and we fail to develop or license a substitute technology or brand name as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

For example, we have recently been sued by two separate parties who alleged that certain of our BI products infringe their respective patents. These matters are described in further detail in this Annual Report on Form 10-K under “Item 3. Legal Proceedings.”

Pending or future litigation could have a material adverse impact on our results of operation and financial condition

In addition to intellectual property litigation, from time to time, we have been subject to other litigation. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong.

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 4, 2013, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 0 shares of class A common stock and 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of February 4, 2013. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or directors of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial. As a result, the market price of our class A common stock could be materially adversely affected.

We rely on the “controlled company” exemption from certain corporate governance requirements for Nasdaq-listed companies, which could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for Nasdaq-listed companies, we are not required to have a majority of our board of directors be comprised of independent directors. Additionally, our board of directors is not required to have an independent compensation or nominating committee, or to have the independent directors exercise the nominating function. We also are not required to have the compensation of our executive officers be determined by a compensation committee of independent directors or a majority of the independent members of our board of directors.

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

Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections that are afforded to stockholders of companies that are required to follow all of the corporate governance rules for Nasdaq-listed companies. Our status as a controlled company could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price.

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

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

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. In the U.S., we lease, in addition to our corporate headquarters, approximately 79,000 square feet of office space. In various foreign locations, we lease approximately 252,000 square feet of office space.

Item 3.	Legal Proceedings

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “2009 Settlement Agreement”). On June 29, 2010, we received correspondence from a law firm representing Database Application Solutions LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the 2009 Settlement Agreement and breach of representations and warranties made in the 2009 Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the 2009 Settlement Agreement. On January 23, 2013, the parties entered into an agreement providing, among other things, for the dismissal of claims in the current litigation. On January 29, 2013, the case was dismissed.

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. On February 4, 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment. On February 7, 2013, the Court entered summary judgment against DataTern. DataTern is expected to appeal. We have received indemnification requests from certain of our resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Discovery in the case is ongoing. Trial is scheduled for November 18, 2013. The outcome of this matter is not presently determinable.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

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

Our class A common stock is traded on the Nasdaq Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the Nasdaq Global Select Market or Nasdaq Global Market, as applicable:

	High	Low
Year ended December 31, 2012
First Quarter	$142.77	$102.72
Second Quarter	160.00	117.47
Third Quarter	137.16	108.60
Fourth Quarter	136.19	83.76
Year ended December 31, 2011
First Quarter	$136.25	$85.50
Second Quarter	164.82	124.51
Third Quarter	178.58	100.86
Fourth Quarter	143.98	101.13

There is no established public trading market for our class B common stock. As of February 4, 2013, there were approximately 1,634 stockholders of record of our class A common stock and three stockholders of record of our class B common stock.

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

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 below.

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 – October 31, 2012	0	N/A	0	$454,708,615
November 1, 2012 – November 30, 2012	0	N/A	0	$454,708,615
December 1, 2012 – December 31, 2012	0	N/A	0	$454,708,615

Total:	0	N/A	0	$454,708,615

(1)	The Average Price Paid per Share includes broker commissions.
(2)	On July 28, 2005, we announced that the Board of Directors authorized the Company’s repurchase of up to an aggregate of $300.0 million of its class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that the Company is authorized to repurchase from $300.0 million to $800.0 million and extended the term of the 2005 Share Repurchase Program to April 29, 2013, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. As of December 31, 2012, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. As of December 31, 2012, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program.

Performance Graph

The following graph compares the cumulative total stockholder return on the class A common stock of the Company from December 31, 2007 (the last trading day before the beginning of the Company’s fifth preceding fiscal year) to December 31, 2012 (the last trading day of the fiscal year ended December 31, 2012) with the cumulative total return of (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the Nasdaq Computer Index (the “NASDAQ Computer Index”). The graph assumes the investment of $100.00 on December 31, 2007 in the class A common stock of the Company, the NASDAQ Composite Index, and the NASDAQ Computer Index, and assumes any dividends are reinvested. Measurement points are December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 30, 2011, and December 31, 2012.

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
MicroStrategy Incorporated	$100.00	$39.03	$98.84	$89.84	$113.84	$98.14
NASDAQ Composite Index	$100.00	$60.02	$87.25	$103.09	$102.27	$120.40
NASDAQ Computer Index	$100.00	$53.77	$92.80	$109.99	$111.48	$127.03

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$594,606	$562,150	$454,577	$377,788	$360,393
Income from continuing operations	$20,546	$17,940	$43,792	$60,507	$41,768
Discontinued operations, net of tax	$0	$0	$0	$14,330	$65
Net income	$20,546	$17,940	$43,792	$74,837	$41,833
Earnings per share (1)(2):
Basic	$1.87	$1.67	$3.85	$6.28	$3.52
Diluted	$1.84	$1.62	$3.72	$6.09	$3.40

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data
Total assets	$477,938	$453,851	$381,566	$383,330	$292,139
Long-term liabilities, excluding deferred revenue and advance payments	$49,748	$55,639	$37,946	$12,622	$9,268
Total stockholders’ equity	$200,311	$168,978	$149,172	$214,228	$138,041

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	The Company has never declared or paid any cash dividends on either class A or class B common stock.

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

Overview

MicroStrategy is a leading worldwide provider of business intelligence and mobile software. Our business intelligence software platform enables leading organizations to analyze vast amounts of data and distribute business insight throughout the enterprise. Recently, MicroStrategy has invested significantly in a number of additional software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based Services, and Social Networking. These forces are reshaping products, companies, industries, and economies around the world, and we expect them to drive significant new investments from companies and governments in the coming years.

To exploit these macro trends, MicroStrategy has extended its offerings to now include seven product lines: the MicroStrategy Business Intelligence (BI) Platform; the MicroStrategy Mobile Platform; MicroStrategy Cloud; MicroStrategy Express; MicroStrategy Wisdom; MicroStrategy Alert; and MicroStrategy Usher.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and office productivity software suites. The MicroStrategy Mobile Platform lets organizations rapidly build enterprise-caliber mobile applications needed to mobilize business processes and information across a range of mobile platforms, including the Apple iPhone, iPod touch, iPad, and iPad Mini, and Android-based smart phones and tablets. It enables organizations to build a wide variety of mobile apps that deliver BI, business workflows, transactions, operational system access, and multimedia in compelling custom native apps. MicroStrategy Cloud is a cloud-based BI PaaS offering. It allows enterprises to deploy MicroStrategy BI and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile Platform more quickly and with lower financial risk than equivalent on-premises solutions. MicroStrategy Express is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber BI and mobile apps without the assistance of internal IT professionals. MicroStrategy Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution – and is available as a cloud-based service to allow rapid startup.

MicroStrategy Wisdom is an application for market intelligence that leverages the vast amount of data available in social networks and publicly available databases to create unique views of the consumer and brand landscape. MicroStrategy Alert is a mobile commerce application designed to help retailers and other merchants compete effectively in the new mobile world by providing a mobile channel for marketing, commerce, and loyalty directly from merchants to their customers. MicroStrategy Usher is a mobile application that provides businesses with a mobile identity network alternative to traditional employee IDs, keys, and proximity cards. It also provides a more effective way to reduce fraud, manage the workforce, improve customer service, and diminish the threat of cyber-attacks.

Our BI and Mobile Platforms, together with related product and support services continue to generate the vast majority of our revenue. During 2012 and 2011, we did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

We operate one non-core business, Angel.com, a provider of cloud-based Consumer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers.

The following tables set forth certain operating highlights (in thousands) for the years ended December 31, 2012, 2011, and 2010:

	BI Software and Services	Other	Consolidated
	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2012	December 31, 2012

Revenues
Product licenses	$147,344	$0	$147,344
Product support and other services	418,380	0	418,380
Angel.com services	0	28,882	28,882

Total revenues	565,724	28,882	594,606

Cost of revenues
Product licenses	5,819	0	5,819
Product support and other services	135,257	0	135,257
Angel.com services	0	11,716	11,716

Total cost of revenues	141,076	11,716	152,792

Gross profit	424,648	17,166	441,814

Operating expenses
Sales and marketing	209,975	9,870	219,845
Research and development	88,190	6,375	94,565
General and administrative	93,384	3,867	97,251

Total operating expenses	391,549	20,112	411,661

Income (loss) from operations before financing and other income and income taxes	$33,099	$(2,946)	$30,153

	BI Software and Services	Other	Consolidated
	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2011	December 31, 2011

Revenues
Product licenses	$154,574	$0	$154,574
Product support and other services	382,594	0	382,594
Angel.com services	0	24,982	24,982

Total revenues	537,168	24,982	562,150

Cost of revenues
Product licenses	8,774	0	8,774
Product support and other services	121,924	0	121,924
Angel.com services	0	11,322	11,322

Total cost of revenues	130,698	11,322	142,020

Gross profit	406,470	13,660	420,130

Operating expenses
Sales and marketing	231,504	11,525	243,029
Research and development	67,863	4,755	72,618
General and administrative	86,237	3,204	89,441

Total operating expenses	385,604	19,484	405,088

Income (loss) from operations before financing and other income and income taxes	$20,866	$(5,824)	$15,042

	BI Software and Services	Other	Consolidated
	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2010	December 31, 2010

Revenues
Product licenses	$126,717	$0	$126,717
Product support and other services	309,371	0	309,371
Angel.com services	0	18,489	18,489

Total revenues	436,088	18,489	454,577

Cost of revenues
Product licenses	7,637	0	7,637
Product support and other services	89,718	0	89,718
Angel.com services	0	8,736	8,736

Total cost of revenues	97,355	8,736	106,091

Gross profit	338,733	9,753	348,486

Operating expenses
Sales and marketing	157,459	8,273	165,732
Research and development	47,239	3,327	50,566
General and administrative	79,390	2,209	81,599

Total operating expenses	284,088	13,809	297,897

Income (loss) from operations before financing and other income and income taxes	$54,645	$(4,056)	$50,589

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

To address these opportunities and challenges, we have continued to focus on a number of initiatives, including:

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

•	introducing MicroStrategy Cloud and MicroStrategy Express;

•	offering mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	introducing MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher;

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

As part of these initiatives, we invested significantly in our research and development, sales and marketing, and consulting capabilities during 2011. Although we continued to make additional investments in research and development capabilities during 2012, our rate of increase of expenses related to such investments was lower in 2012 as compared to 2011. We expect the level of investments and related expenses in 2013 to be higher than in 2012. We generated net income for the year ended December 31, 2012. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

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

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. We terminated the fractional lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. During 2012, we incurred approximately $2.0 million in general and administrative expenses for the fractional interest lease.

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

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes using vendor specific objective evidence (“VSOE”) of fair value of the elements.

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

The Company generally offers either commercial discounts or referral fees to its channel partners, depending on the nature of services performed. Revenue recognized from transactions with channel partners involved in resale or distribution activities is recorded net of any commercial discounts provided to them. Referral fees paid to channel partners not involved in resale or distribution activities are expensed as cost of revenues and have been immaterial to date.

Our standard software license agreements do not include any price protection or similar rights. We offer price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under our General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience.” During the last three fiscal years, amounts related to price protection or similar rights clauses and contracts cancelled for convenience were not significant.

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

The Company also generates subscription services revenues from MicroStrategy Cloud, a cloud-based BI PaaS. Subscription services revenues include subscription fees from customers for access to the full suite of MicroStrategy BI technology, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

Our Cloud subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, the Company accounts for each such deliverable separately. The Company has concluded that its subscription services and its professional services each have stand-alone value. When the Company enters into multiple-element arrangements that include Cloud subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. The Company determines the relative selling price for a deliverable using VSOE of selling price, if it exists. If VSOE for a deliverable does not exist, the Company uses third-party evidence of selling price (“TPE”), if it exists. If neither VSOE nor TPE exists for a deliverable, the Company uses its best estimate of selling price (“BESP”). For professional services, the Company has established VSOE. For Cloud subscription services, the Company has not established VSOE due to the fact that the offering is relatively new. Accordingly, the Company uses TPE, when available, or, if TPE is not available, BESP to determine the relative selling price of Cloud subscription services.

Amounts, upon invoicing, are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2012 and 2011, we did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

Allowance for doubtful accounts. We have established an allowance for doubtful accounts, which represents our best estimate of probable losses inherent in the accounts receivable balances. We evaluate specific accounts when we become aware that a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. In addition, we periodically adjust this allowance based upon management’s review and assessment of the aging of receivables. While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and our corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. We periodically evaluate the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change.

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

	Years Ended December 31,
	2012	2011	2010

International product licenses revenues	$(3,973)	$2,320	$(1,386)
International product support revenues	(7,732)	5,411	(1,069)
International other services revenues	(4,093)	3,127	(258)

Cost of product support revenues	(216)	167	47
Cost of other services revenues	(3,898)	2,020	(189)
Sales and marketing expenses	(5,649)	5,179	(428)
Research and development expenses	270	636	29
General and administrative expenses	(1,241)	1,086	75

For example, if there had been no change to foreign currency exchange rates from 2011 to 2012, international product licenses revenues would have been $70.8 million rather than $66.8 million for the year ended December 31, 2012. If there had been no change to foreign currency exchange rates from 2011 to 2012, sales and marketing expenses for our BI Software and Services business would have been $215.6 million rather than $210.0 million for the year ended December 31, 2012.

Results of Operations

Comparison of the years ended December 31, 2012, 2011, and 2010

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011
Product Licenses Revenues:
Domestic	$80,508	$90,585	$72,937	–11.1%	24.2%
International	66,836	63,989	53,780	4.4%	19.0%

Total product licenses revenues	$147,344	$154,574	$126,717	–4.7%	22.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	19	16	12
Between $0.5 million and $1.0 million in licenses revenue recognized	31	41	28

Total	50	57	40

Domestic:
More than $1.0 million in licenses revenue recognized	15	11	7
Between $0.5 million and $1.0 million in licenses revenue recognized	18	29	17

Total	33	40	24

International:
More than $1.0 million in licenses revenue recognized	4	5	5
Between $0.5 million and $1.0 million in licenses revenue recognized	13	12	11

Total	17	17	16

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes in recognized revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$39,103	$26,883	$22,739	45.5%	18.2%
Between $0.5 million and $1.0 million in licenses revenue recognized	20,942	26,638	18,766	–21.4%	41.9%
Less than $0.5 million in licenses revenue recognized	87,299	101,053	85,212	–13.6%	18.6%

Total	147,344	154,574	126,717	–4.7%	22.0%

Domestic:
More than $1.0 million in licenses revenue recognized	25,709	17,536	14,034	46.6%	25.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	12,172	18,193	11,279	–33.1%	61.3%
Less than $0.5 million in licenses revenue recognized	42,627	54,856	47,624	–22.3%	15.2%

Total	80,508	90,585	72,937	–11.1%	24.2%

International:
More than $1.0 million in licenses revenue recognized	13,394	9,347	8,705	43.3%	7.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	8,770	8,445	7,487	3.8%	12.8%
Less than $0.5 million in licenses revenue recognized	44,672	46,197	37,588	–3.3%	22.9%

Total	$66,836	$63,989	$53,780	4.4%	19.0%

Product licenses revenues decreased $7.2 million during 2012, as compared to the prior year. Product licenses revenues increased $27.9 million during 2011, as compared to the prior year. For the years ended December 31, 2012, 2011, and 2010, product licenses transactions with more than $0.5 million in recognized revenue represented 40.8%, 34.6%, and 32.8%, respectively, of our product licenses revenues. During 2012, our top three product licenses transactions totaled $13.5 million in recognized revenue, or 9.2% of total product licenses revenues, compared to $9.5 million and $8.3 million, or 6.2% and 6.5% of total product licenses revenues, during 2011 and 2010, respectively.

Domestic product licenses revenues. Domestic product licenses revenues decreased $10.1 million during 2012, as compared to the prior year, primarily due to a decrease in the number of transactions with between $0.5 million and $1.0 million in recognized revenue and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue.

Domestic product licenses revenues increased $17.6 million during 2011, as compared to the prior year, primarily due to an increase in the number of transactions with more than $0.5 million in recognized revenue and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $2.8 million during 2012, as compared to the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues increased $10.2 million during 2011, as compared to the prior year, primarily due to an increase in the average deal size of transactions across each group size.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011
Product Support and Other Services Revenues:
Product Support
Domestic	$149,738	$136,162	$121,394	10.0%	12.2%
International	112,310	107,385	89,411	4.6%	20.1%

Total product support revenues	262,048	243,547	210,805	7.6%	15.5%

Consulting
Domestic	81,796	67,321	51,914	21.5%	29.7%
International	52,586	53,543	30,291	–1.8%	76.8%

Total consulting support revenues	134,382	120,864	82,205	11.2%	47.0%

Education	18,832	18,107	16,361	4.0%	10.7%
Subscription services	3,118	76	0	4002.6%	n/a
Angel.com services	28,882	24,982	18,489	15.6%	35.1%

Total product support and other services revenues	$447,262	$407,576	$327,860	9.7%	24.3%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year. Product support revenues increased $18.5 million during 2012, as compared to the prior year, primarily due to an increase in the number of product support contracts and an overall increase in renewal pricing on existing support contracts. Product support revenues increased $32.7 million during 2011, as compared to the prior year, primarily due to an increase in the number of product support contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased during 2012 and 2011, as compared to the prior years, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues increased during 2012, as compared to the prior year, primarily due to an increase in new customers requiring custom course development, as well as an increase in both new and renewed perennial education passes for existing customers. Education revenues increased during 2011, as compared to the prior year, primarily due to an increase in the number of students trained.

Subscription services revenues. Subscription services revenues are derived from Cloud services that we provide to our customers and are recognized on a subscription basis over the service period of the contract. Subscription services revenues were $3.1 million and $0.1 million during 2012 and 2011, respectively. Because we only began to offer Cloud services in the second half of 2011, we did not recognize subscription services revenues during 2010.

Angel.com services revenues. Angel.com services revenues increased $3.9 million during 2012, as compared to the prior year, due to a $3.5 million increase in revenues as a result of an increase in the usage of Angel.com’s interactive voice response services and a $0.4 million increase in revenues as a result of an increase in professional services rendered. Angel.com services revenues increased $6.5 million during 2011, as compared to the prior year, due to a $4.5 million increase in revenues as a result of an increase in the usage of Angel.com’s interactive voice response services and a $2.0 million increase in revenues as a result of an increase in professional services rendered.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011
Cost of Revenues:
Product licenses	$5,819	$8,774	$7,637	–33.7%	14.9%
Product support	15,532	13,417	11,280	15.8%	18.9%
Consulting	105,720	99,008	70,527	6.8%	40.4%
Education	7,384	8,690	7,911	–15.0%	9.8%
Subscription services	6,621	809	0	718.4%	n/a
Angel.com services	11,716	11,322	8,736	3.5%	29.6%

Total cost of revenues	$152,792	$142,020	$106,091	7.6%	33.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased during 2012, as compared to the prior year, primarily due to a decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, partially offset by an increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012. We expect to amortize the remaining balance of our products’ capitalized software development costs as of December 31, 2012 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance as of December 31, 2012 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$1,573	15
MicroStrategy 9.2.1	1,090	18
MicroStrategy 9.3	7,333	33
MicroStrategy Mobile	364	6

Total capitalized software development costs	$10,360

Cost of product licenses revenues increased during 2011, as compared to the prior year, primarily due to the increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.2 in March 2011.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $2.1 million during 2012, as compared to the prior year, primarily due to a $1.6 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base. Product support headcount increased 14.5% to 182 at December 31, 2012 from 159 at December 31, 2011.

Cost of product support revenues increased $2.1 million during 2011, as compared to the prior year, primarily due to a $1.8 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base. Product support headcount increased 10.4% to 159 at December 31, 2011 from 144 at December 31, 2010.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues increased $6.7 million during 2012, as compared to the prior year, primarily due to a $6.5 million increase in compensation and related costs, a $0.7 million increase in travel and entertainment expenditures, and a $0.4 million increase in facility and other related support costs, partially offset by a $0.8 million decrease in subcontractor costs. Consulting headcount decreased 1.4% to 824 at December 31, 2012 from 836 at December 31, 2011.

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

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $1.3 million during 2012, as compared to the prior year, primarily due to a $0.7 million decrease in compensation and related costs associated with a decrease in staffing levels, a $0.3 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in subcontractor costs. Education headcount decreased 11.1% to 48 at December 31, 2012 from 54 at December 31, 2011.

Cost of education revenues increased $0.8 million during 2011, as compared to the prior year, due to a $0.7 million increase in compensation and related costs associated with an increase in staffing levels and a $0.2 million increase in travel and entertainment expenditures, partially offset by a $0.1 million decrease in facility and other related support costs. Education headcount increased 1.9% to 54 at December 31, 2011 from 53 at December 31, 2010.

Cost of subscription services revenues. Cost of subscription services revenues consists of facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues were $6.6 million during 2012, of which $3.2 million were due to facility and other related support costs, $2.1 million were due to compensation and related costs, $1.0 million were due to subcontractor costs, and $0.2 million were due to travel and entertainment expenditures. Subscription services headcount was 15 at December 31, 2012.

Cost of subscription services revenues were $0.8 million during 2011, of which $0.5 million were due to compensation and related costs and $0.3 million were due to facility and other related support costs. Because we only began to offer Cloud services in the second half of 2011, we did not have significant headcount associated with subscription services at December 31, 2011.

Cost of Angel.com services revenues. Cost of Angel.com services revenues includes hardware and hosting costs, and personnel and related overhead costs. The increase in cost of Angel.com services revenues during 2012, as compared to the prior year, was primarily due to an increase in customer demand, which required us to purchase additional capacity, and an increase in facility and other related support costs. The increase in cost of Angel.com services revenues during 2011, as compared to the prior year, was primarily due to an increase in compensation and related costs associated with an increase in staffing levels, as well as an increase in consulting and advisory costs, both to support an increased customer base. Angel.com consulting and technical support headcount was 28 at both December 31, 2012 and December 31, 2011. Angel.com consulting and technical support headcount increased 16.7% to 28 at December 31, 2011 from 24 at December 31, 2010.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences.

The following table sets forth sales and marketing expenses (in thousands) and related percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011

BI Software and Services	$209,975	$231,504	$157,459	–9.3%	47.0%
Angel.com	9,870	11,525	8,273	–14.4%	39.3%

Total	$219,845	$243,029	$165,732	–9.5%	46.6%

Sales and marketing expenses for BI Software and Services. Sales and marketing expenses for BI Software and Services decreased $21.5 million during 2012, as compared to the prior year, primarily due to a $19.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.5 million decrease in travel and entertainment expenditures, and a $0.8 million decrease in consulting and advisory costs. Sales and marketing headcount for BI Software and Services decreased 11.3% to 725 at December 31, 2012 from 817 at December 31, 2011.

Sales and marketing expenses for BI Software and Services increased $74.0 million during 2011, as compared to the prior year, primarily due to a $52.9 million increase in compensation and related costs due to an increase in staffing levels, higher compensation levels, and increased variable compensation, a $8.2 million increase in marketing and advertising costs and computer supplies costs due to increased sponsorships as well as an increased number of marketing events to promote our social networking offerings and MicroStrategy Mobile for the iPhone and iPad, a $6.6 million increase in travel and entertainment expenditures, a $4.6 million increase in facility and other related support costs, and a $1.6 million increase in consulting and advisory costs. Sales and marketing headcount for BI Software and Services increased 16.9% to 817 at December 31, 2011 from 699 at December 31, 2010.

Sales and marketing expenses for Angel.com. The decrease in Angel.com sales and marketing expenses during 2012, as compared to the prior year, was primarily due to decreases in compensation and related costs, decreases in travel and entertainment expenditures, and decreases in consulting and advisory costs. Angel.com sales and marketing headcount increased 9.1% to 48 at December 31, 2012 from 44 at December 31, 2011. The increase in Angel.com sales and marketing expenses during 2011, as compared to the prior year, was primarily due to increases in compensation and related costs and an increase in travel and entertainment expenditures. Angel.com sales and marketing headcount decreased 12.0% to 44 at December 31, 2011 from 50 at December 31, 2010.

General and administrative expenses. General and administrative expenses consists of personnel and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as associated third-party consulting, legal, and other professional fees.

The following table sets forth general and administrative expenses (in thousands) and related percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011

BI Software and Services	$93,384	$86,237	$79,390	8.3%	8.6%
Angel.com	3,867	3,204	2,209	20.7%	45.0%

Total	$97,251	$89,441	$81,599	8.7%	9.6%

General and administrative expenses for BI Software and Services. General and administrative expenses for BI Software and Services increased $7.1 million during 2012, as compared to the prior year, primarily due to a $8.3 million increase in legal, consulting, and other advisory costs, a $3.2 million increase in compensation and related costs associated with increased staffing levels, a $0.8 million increase in facility and other related support costs, and a $0.2 million increase in other operating costs of our owned corporate aircraft and our leased fractional interest in a corporate aircraft, partially offset by a $5.3 million decrease in recruiting costs. General and administrative headcount for BI Software and Services increased 5.9% to 428 at December 31, 2012 from 404 at December 31, 2011.

General and administrative expenses for BI Software and Services increased $6.9 million during 2011, as compared to the prior year, primarily due to a $5.7 million increase in compensation and related costs associated with increased staffing levels, a $0.9 million increase in recruiting costs, a $1.5 million increase attributable to operating costs of our leased fractional interest in a corporate aircraft, a $1.1 million increase in legal, consulting, and other advisory costs, and a $0.6 million increase in travel and entertainment expenditures, partially offset by a $2.8 million decrease in facility and other related support costs primarily due to the increased rent expense incurred during 2010 for carrying two headquarters leases. General and administrative headcount for BI Software and Services increased 12.5% to 404 at December 31, 2011 from 359 at December 31, 2010.

General and administrative expenses for Angel.com. The increase in Angel.com general and administrative expenses during 2012, as compared to the prior year, was primarily due to increases in facility and other related support costs, including depreciation expense, and compensation and related costs. Angel.com general and administrative headcount increased to 9 at December 31, 2012 from 5 at December 31, 2011. The increase in Angel.com general and administrative expenses during 2011, as compared to the prior year, was primarily due to increases in recruiting costs, facility and other related support costs, including depreciation expense, and compensation and related costs. Angel.com general and administrative headcount increased to 5 at December 31, 2011 from 4 at December 31, 2010.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs.

The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011
Gross research and development expenses:
BI Software and Services research and development activities	$96,338	$73,770	$49,424	30.6%	49.3%
Angel.com research and development activities	6,375	4,755	3,327	34.1%	42.9%

Total research and development expenses before capitalized software development costs	$102,713	$78,525	$52,751	30.8%	48.9%
Capitalized software development costs	(8,148)	(5,907)	(2,185)	37.9%	170.3%

Total research and development expenses	$94,565	$72,618	$50,566	30.2%	43.6%

Amortization of capitalized software development costs included in cost of product licenses revenues	$4,819	$7,934	$6,557	–39.3%	21.0%

Total research and development expenses, before capitalization of software development costs, increased $24.2 million, or 30.8%, during 2012, as compared to the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels and increases in facility and other related support costs. During 2012, we capitalized $8.1 million in costs associated with the development of our MicroStrategy 9.3 software, as compared to $5.9 million in software development costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software that were capitalized in the prior year. Research and development headcount for BI Software and Services increased 24.5% to 888 at December 31, 2012 from 713 at December 31, 2011. Angel.com research and development headcount decreased 7.1% to 26 at December 31, 2012 from 28 at December 31, 2011.

Total research and development expenses, before capitalization of software development costs, increased $25.8 million, or 48.9%, during 2011, as compared to the prior year, primarily due to increases in compensation and related costs due to an increase in staffing levels. During 2011, we capitalized $5.9 million in costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software, as compared to $2.2 million in software development costs associated with the development of our MicroStrategy Mobile that were capitalized in the prior year. Research and development headcount for BI Software and Services increased 49.2% to 713 at December 31, 2011 from 478 at December 31, 2010. Angel.com research and development headcount increased 27.3% to 28 at December 31, 2011 from 22 at December 31, 2010.

During 2012, our research and development personnel were focused on the following: 61.1% on the MicroStrategy BI Platform, including the MicroStrategy Mobile Platform, and 38.9% on other research and development, including MicroStrategy Cloud, MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, MicroStrategy Usher, and our Angel.com business.

During 2011, our research and development personnel were focused on the following projects: 61.0% on MicroStrategy 9.2, including MicroStrategy Mobile, and 39.0% on other research and development, including MicroStrategy Cloud, MicroStrategy Wisdom, MicroStrategy Alert, MicroStrategy Usher, our Angel.com business, and internal information technology initiatives.

Provision for Income Taxes

During 2012 and 2011, we recorded a provision for income taxes from operations of $8.7 million and $1.4 million, respectively, resulting in an effective tax rate from operations of 29.7% and 7.0%, respectively. The increase in the Company’s effective tax rate from operations in 2012, as compared to the prior year, was primarily due to stronger financial results in the U.S., where the tax rate is higher. In addition, during the twelve months ended December 31, 2011, the Company recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority and the release of valuation allowances in foreign jurisdictions, whereas no such benefits were recorded during the twelve months ended December 31, 2012.

As of December 31, 2012, we had U.S. net operating loss carryforwards of $71.2 million and foreign net operating loss carryforwards of $3.6 million. We were not able, under U.S. GAAP, to recognize a deferred tax asset related to $60.1 million of the U.S. net operating loss carryforwards that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $23.4 million if and when such U.S. net operating loss carryforwards are ultimately utilized. As of December 31, 2012, U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $23.5 million. As of December 31, 2012, we had a valuation allowance of $0.2 million related to certain foreign net operating loss carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. We generated $2.5 million of Subpart F income in 2011 and repatriated that amount in 2012 with no additional tax. As of December 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $40.6 million and $35.7 million, respectively, and by non-U.S. entities was $183.8 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

During 2010, we recorded a provision for income taxes from continuing operations of $11.2 million, resulting in an effective tax rate of 20.3%. Our effective tax rate decreased during 2011, as compared to 2010, primarily due to an increased proportion of foreign income taxed at lower rates, the benefit from the release of valuation allowances in foreign jurisdictions, and changes in estimates of certain permanent tax differences from previous estimates.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support, subscription services, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2012	2011	2010
Current:
Deferred product licenses revenue	$12,252	$14,876	$13,881
Deferred product support revenue	145,343	143,165	129,766
Deferred subscription services revenue	6,569	423	0
Deferred other services revenue	16,843	19,974	18,136

Gross current deferred revenue and advance payments	181,007	178,438	161,783
Less: unpaid deferred revenue	(79,119)	(75,239)	(72,452)

Net current deferred revenue and advance payments	$101,888	$103,199	$89,331

Non-current:
Deferred product licenses revenue	$3,280	$3,528	$3,732
Deferred product support revenue	8,205	9,453	8,436
Deferred subscription services revenue	696	725	0
Deferred other services revenue	1,184	235	321

Gross non-current deferred revenue and advance payments	13,365	13,941	12,489
Less: unpaid deferred revenue	(4,542)	(3,100)	(4,611)

Net non-current deferred revenue and advance payments	$8,823	$10,841	$7,878

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $2.0 million in 2012, as compared to the prior year, primarily due to an increase in the number of technical support and subscription services contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses and other services revenues. Total gross deferred revenue and advance payments increased $18.1 million in 2011, as compared to the prior year, primarily due to an increase in the number of technical support, subscription services, and other services contracts in our installed customer base.

We expect to recognize approximately $181.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2012, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2017, totaling approximately $110.4 million. As of December 31, 2011, the future minimum commitments by our customers to purchase products, product support, or other services through 2016 totaled approximately $112.7 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash, cash equivalents, and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in money market funds and U.S. Treasury bills.

As of December 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $40.6 million and $35.7 million, respectively, and by non-U.S. entities was $183.8 million and $163.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows (in thousands) and percentage changes for the periods indicated:

	December 31,			% Change	% Change
	2012	2011	2010	in 2012	in 2011

Net cash provided by operating activities	$49,884	$60,814	$75,825	–18.0%	–19.8%
Net cash used in by investing activities	(35,833)	(36,182)	(17,427)	–1.0%	107.6%
Net cash provided by (used in) financing activities	9,759	2,463	(107,098)	296.2%	102.3%

Net Cash Provided by Operating Activities. The primary source of our net cash provided by operating activities is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, subscription services, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, subscription services, and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities was $49.9 million, $60.8 million, and $75.8 million during 2012, 2011, and 2010, respectively. The decrease in net cash provided by operating activities during 2012, as compared to the prior year, was due to a $32.7 million change in operating assets and liabilities, partially offset by a $19.2 million increase in non-cash items and a $2.6 million increase in net income. The decrease in net cash provided by operating activities during 2011, as compared to the prior year, was due to a $25.9 million decrease in net income and a $6.0 million decrease in non-cash items, partially offset by a $16.9 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities. The changes in net cash used in investing activities primarily relate to expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to the repair of our owned corporate aircraft. Net cash used in investing activities was $35.8 million, $36.2 million, and $17.4 million during 2012, 2011, and 2010, respectively. The decrease in net cash used in investing activities during 2012, as compared to the prior year, was primarily due to a $9.5 million decrease in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, partially offset by a $3.9 million decrease in the amount of insurance proceeds related to our owned corporate aircraft, a $2.2 million increase in capitalized software development costs, and the fact that we received $3.4 million of proceeds from the sale of an investment in the prior year. The increase in net cash used in investing activities during 2011, as compared to the prior year, was primarily due to a $24.4 million increase in purchases of property and equipment, comprised primarily of computer equipment, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, and a $3.7 million increase in capitalized software development costs, partially offset by a $7.1 million increase in the amount of insurance proceeds related to our owned corporate aircraft, and the fact that we received $3.4 million of proceeds from the sale of an investment.

Net Cash Provided by (Used in) Financing Activities. The changes in net cash provided by (used in) financing activities primarily relate to the exercise of employee stock options and stock repurchases. Net cash provided by financing activities was $9.8 million and $2.5 million during 2012 and 2011, respectively. Net cash used in financing activities was $107.1 million during 2010. The increase in net cash provided by financing activities during 2012, as compared to the prior year, was primarily due to a $7.8 million increase in proceeds from the exercise of employee stock options, partially offset by a $0.5 million increase in payments on capital lease obligations. The increase in net cash provided by financing activities during 2011, as compared to the prior year, was primarily due to a $109.0 million decrease in purchases of treasury stock and a $1.3 million increase in proceeds from the exercise of employee stock options, partially offset by a $0.7 million decrease in excess tax benefits from stock-based compensation arrangements.

Share Repurchases. The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future.

During the years ended December 31, 2012 and 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program. During the year ended December 31, 2010, we repurchased an aggregate of 1,357,474 shares of our class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements, based on the expected due dates of the various installments as of December 31, 2012:

	Payments due by period ended December 31,
	Total	2013	2014-2015	2016-2017	Thereafter
Contractual Obligations:
Operating leases	$134,884	$25,448	$39,134	$28,726	$41,576
Capital leases	2,119	863	1,215	41	0

Total	$137,003	$26,311	$40,349	$28,767	$41,576

Unrecognized Tax Benefits. As of December 31, 2012, we had $17.3 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of December 31, 2012, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments or equivalent funds. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of December 31, 2012, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.3%, 41.4%, and 39.7% of our total revenues for the years ended December 31, 2012, 2011, and 2010, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of our foreign operating subsidiaries is the local currency.

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

As of December 31, 2012 and 2011, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased both our aggregate reported cash and cash equivalents and restricted cash and investments by 0.7%. The exposure as of December 31, 2012 remained consistent with the exposure as of December 31, 2011 primarily due to the increase of cash balances in our non-U.S. dollar based bank accounts and the weakening of the U.S. dollar as compared to the prior year. If average exchange rates during the year ended December 31, 2012 had changed unfavorably by 10%, our revenues for the year ended December 31, 2012 would have decreased by 3.7%. During the year ended December 31, 2012, our revenues decreased 2.7% as a result of a 6.2% unfavorable change in weighted average exchange rates, as compared to the prior year.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation”, “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.

(c)	Financial Statement Schedule

The following financial statement schedule is filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheets of MicroStrategy Incorporated (a Delaware corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited MicroStrategy Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MicroStrategy Incorporated’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on MicroStrategy Incorporated’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, MicroStrategy Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

February 13, 2013

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$224,393	$199,634
Restricted cash and short-term investments	86	289
Accounts receivable, net	93,758	94,723
Prepaid expenses and other current assets	13,288	17,043
Deferred tax assets, net	26,616	31,516

Total current assets	358,141	343,205

Property and equipment, net	100,514	95,311
Capitalized software development costs, net	10,360	7,031
Deposits and other assets	5,259	5,306
Deferred tax assets, net	3,664	2,998

Total assets	$477,938	$453,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,492	$46,401
Accrued compensation and employee benefits	74,153	68,308
Deferred revenue and advance payments	101,888	103,199
Deferred tax liabilities	523	485

Total current liabilities	219,056	218,393

Deferred revenue and advance payments	8,823	10,841
Other long-term liabilities	43,517	45,141
Deferred tax liabilities	6,231	10,498

Total liabilities	277,627	284,873

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,462 shares issued and 9,057 shares outstanding, and 14,810 shares issued and 8,405 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,378 shares issued and outstanding, respectively	2	2
Additional paid-in capital	468,087	457,837
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,515)	(2,052)
Retained earnings	208,906	188,360

Total stockholders’ equity	200,311	168,978

Total liabilities and stockholders’ equity	$477,938	$453,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenues:
Product licenses	$147,344	$154,574	$126,717
Product support and other services	447,262	407,576	327,860

Total revenues	594,606	562,150	454,577

Cost of revenues:
Product licenses	5,819	8,774	7,637
Product support and other services	146,973	133,246	98,454

Total cost of revenues	152,792	142,020	106,091

Gross profit	441,814	420,130	348,486

Operating expenses:
Sales and marketing	219,845	243,029	165,732
Research and development	94,565	72,618	50,566
General and administrative	97,251	89,441	81,599

Total operating expenses	411,661	405,088	297,897

Income from operations before financing and other income and income taxes	30,153	15,042	50,589

Financing and other (expense) income:
Interest income, net	141	199	389
Gain on sale of investment	0	3,371	0
Other (expense) income, net	(1,063)	688	3,982

Total financing and other (expense) income	(922)	4,258	4,371

Income from operations before income taxes	29,231	19,300	54,960
Provision for income taxes	8,685	1,360	11,168

Net income	$20,546	$17,940	$43,792

Basic earnings per share (1):	$1.87	$1.67	$3.85

Weighted average shares outstanding used in computing basic earnings per share	10,995	10,719	11,378

Diluted earnings per share (1):	$1.84	$1.62	$3.72

Weighted average shares outstanding used in computing diluted earnings per share	11,174	11,066	11,779

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income	$20,546	$17,940	$43,792
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	535	(581)	(2,064)
Unrealized gain (loss) on short-term investments	2	(16)	5

Total other comprehensive income (loss)	537	(597)	(2,059)

Comprehensive income	$21,083	$17,343	$41,733

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Class B					Accumulated
		Class A		Convertible		Additional			Other
		Common Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Total	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings
Balance at January 1, 2010	$214,228	14,302	$14	2,694	$3	$453,170	(5,047)	$(366,191)	$604	$126,628

Net income	43,792	0	0	0	0	0	0	0	0	43,792
Other comprehensive loss	(2,059)	0	0	0	0	0	0	0	(2,059)	0
Issuance of class A common stock under stock option plans	1,154	49	0	0	0	1,154	0	0	0	0
Purchases of treasury stock	(108,993)	0	0	0	0	0	(1,358)	(108,993)	0	0
Tax effect of stock option exercises	1,050	0	0	0	0	1,050	0	0	0	0

Balance at December 31, 2010	$149,172	14,351	$14	2,694	$3	$455,374	(6,405)	$(475,184)	$(1,455)	$170,420

Net income	17,940	0	0	0	0	0	0	0	0	17,940
Other comprehensive loss	(597)	0	0	0	0	0	0	0	(597)	0
Conversion of class B to class A common stock	0	316	1	(316)	(1)	0	0	0	0	0
Issuance of class A common stock under stock option plans	2,463	143	0	0	0	2,463	0	0	0	0

Balance at December 31, 2011	$168,978	14,810	$15	2,378	$2	$457,837	(6,405)	$(475,184)	$(2,052)	$188,360

Net income	20,546	0	0	0	0	0	0	0	0	20,546
Other comprehensive income	537	0	0	0	0	0	0	0	537	0
Conversion of class B to class A common stock	0	151	0	(151)	0	0	0	0	0	0
Issuance of class A common stock under under stock option plans	10,250	501	0	0	0	10,250	0	0	0	0

Balance at December 31, 2012	$200,311	15,462	$15	2,227	$2	$468,087	(6,405)	$(475,184)	$(1,515)	$208,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Operating activities:
Net income	$20,546	$17,940	$43,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,519	18,526	12,799
Bad debt expense	4,977	1,485	3,436
Deferred taxes	917	(5,403)	1,689
Excess tax benefits from share-based compensation arrangements	0	0	(741)
Gain on sale of investment	0	(3,371)	0
Other, net	0	0	70
Changes in operating assets and liabilities:
Accounts receivable	(3,438)	(15,141)	(30,134)
Prepaid expenses and other current assets	6	7,115	(13,159)
Deposits and other assets	94	85	(2,353)
Accounts payable and accrued expenses	3,154	4,775	4,651
Accrued compensation and employee benefits	5,431	9,061	14,178
Deferred revenue and advance payments	(3,861)	18,498	16,285
Other long-term liabilities	(2,461)	7,244	25,312

Net cash provided by operating activities	49,884	60,814	75,825

Investing activities:
Proceeds from sale of investment	0	3,371	0
Purchases of property and equipment	(31,116)	(40,660)	(16,289)
Capitalized software development costs	(8,148)	(5,907)	(2,185)
Insurance proceeds	3,206	7,065	0
Decrease (increase) in restricted cash and investments	225	(51)	1,047

Net cash used in investing activities	(35,833)	(36,182)	(17,427)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	10,250	2,463	1,154
Excess tax benefits from share-based compensation arrangements	0	0	741
Purchases of treasury stock	0	0	(108,993)
Payments on capital lease obligations	(491)	0	0

Net cash provided by (used in) financing activities	9,759	2,463	(107,098)
Effect of foreign exchange rate changes on cash and cash equivalents	949	(1,558)	(1,972)

Net increase (decrease) in cash and cash equivalents	24,759	25,537	(50,672)
Cash and cash equivalents, beginning of year	199,634	174,097	224,769

Cash and cash equivalents, end of year	$224,393	$199,634	$174,097

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$31	$32	$4

Cash paid during the year for income taxes, net of tax refunds	$6,463	$1,940	$9,425

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired with capital lease obligations	$2,505	$0	$0

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is a leading worldwide provider of business intelligence and mobile software. Our business intelligence software platform enables leading organizations to analyze vast amounts of data and distribute business insight throughout the enterprise. Recently, MicroStrategy has invested significantly in a number of additional software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based Services, and Social Networking. These forces are reshaping products, companies, industries, and economies around the world, and we expect them to drive significant new investments from companies and governments in the coming years.

To exploit these macro trends, MicroStrategy has extended its offerings to now include seven product lines: the MicroStrategy Business Intelligence (BI) Platform; the MicroStrategy Mobile Platform; MicroStrategy Cloud; MicroStrategy Express; MicroStrategy Wisdom; MicroStrategy Alert; and MicroStrategy Usher.

The MicroStrategy BI Platform delivers reports and dashboards to business users via a web interface and office productivity software suites. The MicroStrategy Mobile Platform lets organizations rapidly build enterprise-caliber mobile applications needed to mobilize business processes and information across a range of mobile platforms, including the Apple iPhone, iPod touch, iPad, and iPad Mini, and Android-based smart phones and tablets. It enables organizations to build a wide variety of mobile apps that deliver BI, business workflows, transactions, operational system access, and multimedia in compelling custom native apps. MicroStrategy Cloud is a cloud-based BI PaaS offering. It allows enterprises to deploy MicroStrategy BI and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile Platform more quickly and with lower financial risk than equivalent on-premises solutions. MicroStrategy Express is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber BI and mobile apps without the assistance of internal IT professionals. MicroStrategy Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution – and is available as a cloud-based service to allow rapid startup.

MicroStrategy Wisdom is an application for market intelligence that leverages the vast amount of data available in social networks and publicly available databases to create unique views of the consumer and brand landscape. MicroStrategy Alert is a mobile commerce application designed to help retailers and other merchants compete effectively in the new mobile world by providing a mobile channel for marketing, commerce, and loyalty directly from merchants to their customers. MicroStrategy Usher is a mobile application that provides businesses with a mobile identity network alternative to traditional employee IDs, keys, and proximity cards. It also provides a more effective way to reduce fraud, manage the workforce, improve customer service, and diminish the threat of cyber-attacks.

Our BI and Mobile Platforms, together with related product and support services, continue to generate the vast majority of our revenue. During 2012 and 2011, we did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to current year presentation. The Company is not aware of any subsequent event which would require recognition.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Use of Estimates

The preparation of the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, software development costs, fixed assets, intangible assets, variable compensation, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

(c) Cash and Cash Equivalents and Restricted Cash and Short-Term Investments

Cash equivalents include money market instruments, commercial paper, treasury bills, and equivalent funds. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash and short-term investments consist of cash and investment balances restricted in use by contractual obligations with third parties.

(d) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows: three years for computer equipment and purchased software, five years for office equipment and automobiles, and ten years for office furniture and owned corporate aircraft, which has an estimated salvage value of 70%. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. The Company periodically evaluates the appropriateness of the estimated useful lives and salvage value of all property and equipment. Any change in the estimated useful life or salvage value is treated as a change in estimate and accounted for prospectively in the period of change.

Expenditures for maintenance and repairs are charged to expense as incurred, except for certain costs related to the aircraft. The costs of normal, recurring, or periodic repairs and maintenance activities related to the aircraft are expensed as incurred. The cost of planned major maintenance activities (“PMMA”) may be treated differently because those activities may involve the acquisition of additional aircraft components or the replacement of existing aircraft components. PMMA are performed periodically based on passage of time and the use of the aircraft. The classification of a maintenance activity as part of PMMA requires judgment and can affect the amount of expense recognized in any particular period. The cost of each PMMA is expected to be capitalized and amortized over the period until the next scheduled PMMA. The costs of the repairs associated with the Company’s owned aircraft, which was returned to service in the second quarter of 2012, did not constitute PMMA. There have been no PMMA to date.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized software development costs, net of accumulated amortization, were $10.4 million and $7.0 million as of December 31, 2012 and 2011, respectively. Amortization expense related to software development costs was $4.8 million, $7.9 million, and $6.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in cost of product licenses revenues. During the years ended December 31, 2012, 2011, and 2010, the Company capitalized software development costs of $8.1 million, $5.9 million, and $2.2 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

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

(g) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support, subscription services, and other services result from payments received prior to the performance of services for consulting, education, and technical support. Deferred revenue and advance payments related to product licenses result primarily from multiple element arrangements that include future deliverables. Deferred revenue comprises deferred product licenses revenue or deferred product support and other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which the Company does not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

As of December 31, 2012, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, product support, or other services through 2017 totaling approximately $110.4 million. As of December 31, 2011, the future minimum commitments by the Company’s customers to purchase products, product support, or other services through 2016 totaled approximately $112.7 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the fees for software upgrades and enhancements, technical support, consulting and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using vendor specific objective evidence (“VSOE”) of fair value of the elements.

Product support revenue or post-contract support (“PCS”) is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed (sold separately) from software. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue elements under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for the Company to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

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

The Company generally offers either commercial discounts or referral fees to its channel partners, depending on the nature of services performed. Revenue recognized from transactions with channel partners involved in resale or distribution activities is recorded net of any commercial discounts provided to them. Referral fees paid to channel partners not involved in resale or distribution activities are expensed as cost of revenues and have been immaterial to date.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s standard software license agreements do not include any price protection or similar rights. The Company offers price protection to certain government agencies as required by applicable laws and regulations. For example, transactions under the General Services Administration Federal Supply Schedule contract must comply with the Price Reductions clause. In addition, certain government agencies have the right to cancel contracts for “convenience.” During the last three fiscal years, amounts related to price protection and similar rights clauses and contracts cancelled for convenience were not significant.

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

The Company also generates subscription services revenues from MicroStrategy Cloud, a cloud-based BI PaaS. Subscription services revenues include subscription fees from customers for access to the full suite of MicroStrategy BI technology, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

Our Cloud subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, the Company accounts for each such deliverable separately. The Company has concluded that its subscription services and its professional services each have stand-alone value. When the Company enters into multiple-element arrangements that include Cloud subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. The Company determines the relative selling price for a deliverable using VSOE of selling price, if it exists. If VSOE for a deliverable does not exist, the Company uses third-party evidence of selling price (“TPE”), if it exists. If neither VSOE nor TPE exists for a deliverable, the Company uses its best estimate of selling price (“BESP”). For professional services, the Company has established VSOE. For Cloud subscription services, the Company has not established VSOE due to the fact that the offering is relatively new. Accordingly, the Company uses TPE, when available, or, if TPE is not available, BESP to determine the relative selling price of Cloud subscription services.

Amounts, upon invoicing, are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2012 and 2011, the Company did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

(i) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears. Total advertising costs were $4.3 million, $5.3 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, the Company had no prepaid advertising costs.

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

(l) Foreign Currency Translation

The functional currency of the Company’s international operations is the local currency. Accordingly, all assets and liabilities of international subsidiaries are translated using exchange rates in effect at the end of the period and revenue and expenses are translated using weighted average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in a net loss of $1.3 million in 2012 and net gains of $0.3 million and $2.1 million in 2011 and 2010, respectively, and are included in other income (expense) in the accompanying Consolidated Statements of Operations.

As of December 31, 2012, 2011, and 2010, the cumulative foreign currency translation balances were $(1.5) million, $(2.0) million, and $(1.5) million, respectively.

(m) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and short-term investments, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2012 and 2011, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2012, 2011, and 2010, no individual customer accounted for 10% or more of revenue.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments, which consist of cash and cash equivalents, restricted cash and short-term investments, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

(3) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2012	2011
Billed and billable	$182,132	$179,179
Less: unpaid deferred revenue	(83,661)	(78,339)

Accounts receivable, gross	98,471	100,840
Less: allowance for doubtful accounts	(4,713)	(6,117)

Account receivable, net	$93,758	$94,723

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

(4) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2012	2011
Transportation equipment	$48,369	$47,260
Computer equipment and purchased software	69,306	61,883
Furniture and equipment	11,763	9,203
Leasehold improvements	28,512	21,140
Internally developed software	8,742	4,571

Property and equipment, gross	166,692	144,057
Less: accumulated depreciation and amortization	(66,178)	(48,746)

Property and equipment, net	$100,514	$95,311

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment. The repair process for the aircraft has been completed and the aircraft was returned to service in the second quarter of 2012. As of December 31, 2012, the net asset value of the aircraft and aircraft-related equipment was $44.0 million, net of $4.1 million of accumulated depreciation.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the net asset value of the aircraft and aircraft-related equipment was $36.7 million, excluding $7.9 million in capitalized costs related to the repairs to the aircraft. This balance is net of $2.4 million of accumulated depreciation and an aggregate $8.6 million impairment charge.

Included in computer equipment at December 31, 2012 is $2.5 million acquired under capital lease arrangements. At December 31, 2012, accumulated amortization relating to computer equipment under capital lease arrangements totaled $0.7 million. Computer equipment at December 31, 2011 under capital lease arrangements was insignificant.

Depreciation and amortization expense related to property and equipment, including assets under capital leases, was $19.7 million, $10.6 million, and $6.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2012	2011
Current:
Deferred product licenses revenue	$12,252	$14,876
Deferred product support revenue	145,343	143,165
Deferred subscription services revenue	6,569	423
Deferred other services revenue	16,843	19,974

Gross current deferred revenue and advance payments	181,007	178,438
Less: unpaid deferred revenue	(79,119)	(75,239)

Net current deferred revenue and advance payments	$101,888	$103,199

Non-current:
Deferred product licenses revenue	$3,280	$3,528
Deferred product support revenue	8,205	9,453
Deferred subscription services revenue	696	725
Deferred other services revenue	1,184	235

Gross non-current deferred revenue and advance payments	13,365	13,941
Less: unpaid deferred revenue	(4,542)	(3,100)

Net non-current deferred revenue and advance payments	$8,823	$10,841

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Cost Method Investment

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, web surveys, and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million, which the Company recorded as a gain on sale of investment in the Company’s operating results for the year ended December 31, 2011. Sanju K. Bansal, the Vice Chairman of the Board of Directors of the Company and the Company’s Executive Vice President, held approximately 10% of the total outstanding equity of the Investee and was also a member of the board of directors of the Investee as of the date of the July 2011 sale transaction.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and accordingly has not recorded an indemnification liability on its balance sheets as of December 31, 2012 or December 31, 2011.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The lease includes tenant incentives and allowances that the Company may use for leasehold improvements. The term of the lease expires in December 2020. At December 31, 2012 and December 31, 2011, deferred rent of $22.8 million and $24.9 million, respectively, is included in other long-term liabilities and $2.5 million and $1.8 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The Company terminated the fractional interest lease in September 2012 following the return to service of the Company’s owned corporate aircraft in the second quarter of 2012.

The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2012:

Year	Operating Leases Amount	Capital Leases Amount
2013	$25,448	$863
2014	21,471	922
2015	17,663	293
2016	15,265	41
2017	13,461	0
Thereafter	41,576	0

	$134,884	$2,119

Total rental expenses under operating lease agreements for the years ended December 31, 2012, 2011, and 2010 were $27.1 million, $29.9 million, and $29.5 million, respectively.

(b) Contingencies

In 2007, Diagnostic Systems Corp., a subsidiary of Acacia Research Corporation (“Acacia Research”), filed a complaint for patent infringement against the Company and a number of other unrelated defendants in the United States District Court for the Central District of California, Southern Division. The Company and Acacia Research, Acacia Patent Acquisition LLC, and Acacia Technology Services LLC reached a settlement with respect to the consolidated complaint in December 2009 (the “2009 Settlement Agreement”). On June 29, 2010, the Company received correspondence from a law firm representing Database Application Solutions

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC (“DAS”), an affiliate of Acacia Research, alleging that the Company infringes U.S. Patent Number 5,444,842. On August 17, 2010, the Company sued Acacia Research and DAS in the Delaware Court of Chancery alleging, among other things, breach of the 2009 Settlement Agreement and breach of representations and warranties made in the 2009 Settlement Agreement. In addition, the Company brought a fraudulent inducement claim against Acacia Research relating to the 2009 Settlement Agreement. On January 23, 2013, the parties entered into an agreement providing, among other things, for the dismissal of claims in the current litigation. On January 29, 2013, the case was dismissed.

In February 2010, the Company’s owned corporate aircraft was damaged when the hangar space that the Company leases at Dulles International Airport to house the aircraft collapsed during snowfall in the Washington, D.C. area. As of December 31, 2011, the Company recorded an $8.6 million impairment charge for the estimated loss of property and equipment related to the Company’s owned corporate aircraft based on the cost of repairs associated with its efforts to return the aircraft to service. The repair process for the aircraft has been completed and the aircraft was returned to service in the second quarter of 2012. Based on the final assessments of the damage, the Company recorded an additional impairment charge of $1.0 million during 2012, for a total loss of $9.6 million related to the Company’s owned corporate aircraft through December 31, 2012.

The Company carries insurance that covers both accidental damage to and physical loss of the aircraft. To date, the Company has recorded a $9.6 million receivable for the insurance recovery for the aircraft damage and a $0.7 million receivable for other costs incurred during the repair process, for a total of $10.3 million, all of which had been received as of December 31, 2012.

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. On February 4, 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment. On February 7, 2013, the Court entered summary judgment against DataTern. DataTern is expected to appeal. The Company received indemnification requests from certain of its resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Discovery in the case is ongoing. Trial is scheduled for November 18, 2013. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Income Taxes

U.S. and international components of income from operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
U.S.	$(2,389)	$(9,390)	$18,075
Foreign	31,620	28,690	36,885

Total	$29,231	$19,300	$54,960

The provision for income taxes from operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$533	$1,222	$3,092
State	70	91	458
Foreign	7,269	5,344	5,932

	$7,872	$6,657	$9,482

Deferred:
Federal	$(15)	$(3,157)	$3,712
State	1,269	(276)	360
Foreign	(441)	(1,864)	(2,386)

	$813	$(5,297)	$1,686

Total provision	$8,685	$1,360	$11,168

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.9%	–0.6%	1.0%
Foreign earnings taxed at different rates	–23.7%	–30.8%	–20.3%
Withholding Tax	7.0%	7.1%	2.9%
Foreign tax credit	–3.7%	–3.3%	–0.9%
Other international components	0.3%	1.8%	6.0%
Change in valuation allowance	0.1%	–9.2%	–4.3%
Deferred tax adjustments and rate changes	0.6%	–1.8%	1.3%
Meals and entertainment	3.2%	5.3%	1.3%
Non-deductible officers compensation	2.2%	3.4%	0.4%
Personal use of corporate aircraft	2.9%	2.8%	0.6%
Other permanent differences and federal credits	2.9%	–2.7%	–2.7%

Total	29.7%	7.0%	20.3%

The Company’s U.S. and foreign effective tax rates for income from operations before income taxes were as follows for the periods indicated:

	2012	2011	2010
U.S.	–77.7%	22.6%	42.2%
Foreign	21.6%	12.1%	9.6%

Combined	29.7%	7.0%	20.3%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. Previously taxed foreign income of $2.5 million was repatriated in 2012. No previously taxed foreign income was repatriated in 2011 or 2010. As of December 31, 2012 and December 31, 2011, the amount of cash and cash equivalents held by U.S. entities was $40.6 million and $35.7 million, respectively, and by non-U.S. entities was $183.8 million and $163.9 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2012	2011
Deferred tax assets, net:
Net operating loss carryforwards	$5,439	$7,055
Tax credits	9,474	7,588
Intangible assets	2,624	3,976
Deferred revenue adjustment	2,858	2,634
Accrued compensation	15,684	15,698
Deferred rent	4,692	5,000
Other	3,523	4,210

	44,294	46,161
Valuation allowance	(231)	(736)

Deferred tax assets, net of valuation allowance	44,063	45,425

Deferred tax liabilities:
Prepaid expenses and other	686	886
Property and equipment	15,992	18,343
Capitalized software development costs	3,859	2,665

Total deferred tax liabilities	20,537	21,894

Total net deferred tax asset	$23,526	$23,531

The table of deferred tax assets and liabilities shown above does not include a deferred tax asset of $23.4 million related to U.S. federal net operating loss carryforwards of $60.1 million as of December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of December 31, 2012, the Company had gross unrecognized tax benefits of $17.3 million, which are recorded in other long-term liabilities. The change in unrecognized tax benefits (in thousands), net of interest and penalties, is presented in the table below:

Unrecognized tax benefits at January 1, 2012	$16,373
Increase related to positions taken in prior period	194
Decrease related to settlement with tax authorities	(182)
Reductions related to expiration of statute of limitations	(290)

Unrecognized tax benefits at December 31, 2012	$16,095

If recognized, $16.2 million of the gross unrecognized tax benefits would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits shown above is expected to decrease by approximately $15.2 million primarily as a result of expiring statute of limitations periods. The Company recognizes estimated accrued interest related to unrecognized tax benefits in the provision for income tax accounts. During the years ended December 31, 2012, 2011, and 2010, the Company recognized approximately $0.3 million, $0.5 million, and $0.4 million, respectively, in accrued interest. The amount of accrued interest related to the above unrecognized tax benefits was approximately $1.2 million and $0.9 million as of December 31, 2012 and December 31, 2011, respectively.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had $71.2 million and $23.9 million of U.S. net operating loss carryforwards as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company did not recognize a deferred tax asset of $23.4 million related to U.S. net operating loss carryforwards of $60.1 million that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company had $3.6 million and $5.8 million of foreign net operating loss carryforwards as of December 31, 2012 and 2011, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $9.5 million and $7.6 million at December 31, 2012 and 2011, respectively, which begin to expire in 2015. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $0.2 million and $0.7 million at December 31, 2012 and 2011, respectively, relate to certain foreign net operating loss and tax credit carryforward tax assets.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of each option grant using the Black-Scholes option-valuation model, and amortizes the related compensation expense over the requisite service period (generally the vesting period). The Company recognized no share-based compensation expense for the years ended December 31, 2012, 2011, and 2010 from Company stock option plans as all options fully vested in prior years.

No windfall tax benefit was realized from the exercise of stock options during the years ended December 31, 2012 and 2011. As a result of the Company’s decision to carry forward its U.S. net operating losses, the Company did not recognize a $23.4 million windfall tax benefit from the exercise of stock options that generated the U.S. net operating loss carryforward. Equity will be increased by $23.4 million if and when such U.S. net operating loss carryforwards are ultimately utilized. The windfall tax benefit realized from the exercise of stock options was $0.7 million during the year ended December 31, 2010.

A summary of MicroStrategy’s stock option plans (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share					Weighted
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value
Balance, January 1, 2010	901	$4.70	3,130.00	$92.96	$52,750	901	$92.96	$52,750
Granted	0	0	0	0
Exercised	(49)	4.70	41.99	23.25	$3,154
Canceled	(179)	23.00	3,130.00	382.86

Balance, December 31, 2010	673	$4.70	158.13	$22.42	$43,410	673	$22.42	$43,410
Granted	0	0	0	0
Exercised	(143)	4.70	101.25	17.47	$13,682
Canceled	(13)	18.90	158.13	155.77

Balance, December 31, 2011	517	$4.70	38.00	$20.31	$45,624	517	$20.31	$45,624
Granted	0	0	0	0
Exercised	(501)	4.70	23.00	20.30	$51,564
Canceled	0	0	0	0

Balance, December 31, 2012	16	$20.69	38.00	$20.81	$1,193	16	$20.81	$1,193

	Options Outstanding and Exercisable at December 31, 2012
Range of Exercise Prices per Share	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price per Share
$ 20.69 - 38.00	16	0.1	$20.81

	16	0.1	$20.81

(b) Angel.com Stock Incentive Plan

MicroStrategy’s subsidiary, Angel.com Incorporated (“Angel.com”), has a stock incentive plan under which employees, officers, directors, consultants, and advisors of (i) Angel.com, (ii) any present or future parent or subsidiary corporation of Angel.com, (iii) any present or future subsidiary corporation of any present or future parent corporation of Angel.com, and (iv) any other business venture in which Angel.com or any present or future parent corporation of Angel.com has a controlling interest, may be granted options, restricted stock awards and other awards with respect to, in the aggregate, up to 2.4 million shares of the class A common stock of Angel.com, representing 12.8% of the outstanding shares of common stock of Angel.com on a fully diluted basis as of December 31, 2012. There were 0.4 million shares of class A common stock of Angel.com authorized for additional option grants as of December 31, 2012.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Angel.com stock options vest based on the satisfaction of both performance and continued service conditions and expire ten years after grant. Share-based compensation expense is recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that are not expected to vest due to the failure to satisfy the continued service condition. For the years ended December 31, 2012, 2011, and 2010, no share-based compensation expense was recognized for these awards because it was not probable that the performance and service conditions would be satisfied.

The Company estimates the grant date fair value of Angel.com stock options using the Black-Scholes option-valuation model. The assumptions used in estimating the fair value of stock options granted are as follows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010

Expected term of options in years	5.00 - 7.50	7.50	5.00 - 7.50
Expected volatility	53.8% - 56.2%	52.6%	55.3% - 56.0%
Risk-free interest rate	0.62% - 1.71%	1.49%	1.78% - 2.43%
Expected dividend yield	0.0%	0.0%	0.0%

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

A summary of the options granted under Angel.com’s stock option plan (in thousands, except per share data) is presented in the table below:

	Options Outstanding					Options Exercisable
		Price per Share					Weighted
	Shares	Range		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value
Balance, January 1, 2010	853	$1.80	1.80	$1.80	$0	0	$0	$0
Granted	475	1.81	1.81	1.81
Exercised	0	0	0	0	$0
Canceled	(126)	1.80	1.81	1.81

Balance, December 31, 2010	1,202	$1.80	1.81	$1.80	$0	0	$0	$0
Granted	115	2.54	2.54	2.54
Exercised	0	0	0	0	$0
Canceled	(88)	1.80	1.81	1.81

Balance, December 31, 2011	1,229	$1.80	2.54	$1.87	$0	0	$0	$0
Granted	928	2.54	2.75	2.61
Exercised	0	0	0	0	$0
Canceled	(183)	1.80	2.54	2.25

Balance, December 31, 2012	1,974	$1.80	2.75	$2.19	$0	0	$0	$0

As of December 31, 2012, the outstanding stock options to purchase class A common stock of Angel.com had a weighted average remaining contractual life of 8 years and a weighted average exercise price of $2.19. Upon satisfaction of both the performance and continued service conditions, up to $1.8 million of share-based compensation expense would be recorded.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Basic and Diluted Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income	$20,546	$17,940	$43,792

Denominator:
Weighted average common shares of class A common stock	8,768	8,341	8,684
Weighted average common shares of class B common stock	2,227	2,378	2,694

Total weighted average common stock shares outstanding	10,995	10,719	11,378
Effect of dilutive securities:
Employee stock options	179	347	401

Adjusted weighted average shares	11,174	11,066	11,779

Earnings per share:
Basic earnings per share	$1.87	$1.67	$3.85

Diluted earnings per share	$1.84	$1.62	$3.72

No options to purchase shares of common stock were excluded from the diluted earnings per share computation for the years ended December 31, 2012 and 2011. Options to purchase 15,000 shares of common stock were excluded from the diluted earnings per share computation for the year ended December 31, 2010 because the effect of their inclusion would have been anti-dilutive.

(11) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. As of December 31, 2012, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program.

During the years ended December 31, 2012 and 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. During the year ended December 31, 2010, the Company repurchased 1,357,474 shares of its class A common stock at an average price per share of $80.29 and an aggregate cost of $109.0 million, pursuant to the 2005 Share Repurchase Program.

The average price per share and aggregate cost amounts disclosed above include broker commissions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 20% of their annual base pre-tax compensation, cash bonuses, and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $2.6 million, $2.6 million, and $2.0 million during the years ended December 31, 2012, 2011, and 2010, respectively.

(13) Segment Information

The Company manages its business in two operating segments – BI Software and Services, and Other. The BI Software and Services operating segment is engaged in the design, development, marketing, and sales of business intelligence software through licensing arrangements and cloud-based subscriptions, and related services. It includes the MicroStrategy BI Platform, the MicroStrategy Mobile Platform, and MicroStrategy Cloud product lines. The operating segment “Other” consists of the Company’s Angel.com business, which provides cloud-based customer experience management solutions, including interactive voice response and contact center solutions. The following table presents total revenues, gross profit, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

	BI Software and Services			Other
Geographic regions:	Domestic	EMEA	Other Regions	Domestic	Consolidated
Year ended December 31, 2012
Total revenues	$326,333	$177,543	$61,848	$28,882	$594,606
Gross profit	241,440	133,986	49,222	17,166	441,814
Long-lived assets	95,528	9,650	7,053	3,902	116,133
Year ended December 31, 2011
Total revenues	$304,407	$173,961	$58,800	$24,982	$562,150
Gross profit	225,687	133,852	46,931	13,660	420,130
Long-lived assets	89,744	9,006	4,505	4,393	107,648
Year ended December 31, 2010
Total revenues	$255,547	$133,334	$47,207	$18,489	$454,577
Gross profit	194,117	105,666	38,950	9,753	348,486
Long-lived assets	71,684	3,801	2,576	1,618	79,679

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2012, 2011, and 2010, no individual foreign country accounted for 10% or more of total consolidated revenues.

For the years ended December 31, 2012, 2011, and 2010, no individual customer accounted for 10% or more of total consolidated revenues.

As of December 31, 2012, 2011, and 2010, no individual foreign country accounted for 10% or more of total consolidated assets.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2012
Revenues	$145,085	$141,838	$143,230	$164,453	$594,606
Gross profit	$106,096	$105,202	$105,745	$124,771	$441,814
Net income	$272	$7,271	$4,763	$8,240	$20,546
Earnings per share:(1)
Basic	$0.03	$0.67	$0.43	$0.73	$1.87
Diluted	$0.02	$0.65	$0.43	$0.73	$1.84

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2011
Revenues	$122,029	$138,151	$141,704	$160,266	$562,150
Gross profit	$88,868	$103,608	$105,040	$122,614	$420,130
Net income	$1,134	$2,885	$4,921	$9,000	$17,940
Earnings per share:(1)
Basic	$0.11	$0.27	$0.46	$0.84	$1.67
Diluted	$0.10	$0.26	$0.44	$0.81	$1.62

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

Date: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 13, 2013
Michael J. Saylor

/S/ DOUGLAS K. THEDE	Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2013
Douglas K. Thede

/S/ SANJU K. BANSAL	Vice Chairman of the Board of Directors and Executive Vice President	February 13, 2013
Sanju K. Bansal

/S/ MATTHEW W. CALKINS	Director	February 13, 2013
Matthew W. Calkins

/S/ ROBERT H. EPSTEIN	Director	February 13, 2013
Robert H. Epstein

/S/ DAVID W. LARUE	Director	February 13, 2013
David W. LaRue

/S/ JARROD M. PATTEN	Director	February 13, 2013
Jarrod M. Patten

/S/ CARL J. RICKERTSEN	Director	February 13, 2013
Carl J. Rickertsen

/S/ THOMAS P. SPAHR	Director	February 13, 2013
Thomas P. Spahr

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011, and 2010

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:

December 31, 2012	$6,117	4,977	(6,381)	$4,713
December 31, 2011	$4,820	1,485	(188)	$6,117
December 31, 2010	$3,554	3,436	(2,170)	$4,820

Deferred tax valuation allowance:

December 31, 2012	$736	7	(512)	$231
December 31, 2011	$2,710	0	(1,974)	$736
December 31, 2010	$4,910	52	(2,252)	$2,710

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).*

10.2	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).*

10.3	Summary of Compensation Arrangements for Named Executive Officers.*

10.4	Summary of Compensation Arrangements for Non-Employee Directors (filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

10.5†	Executive Vice President, Worldwide Sales & Operations Q1 2012 Quarterly Bonus Plan (filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

10.6†	Executive Vice President, Worldwide Sales & Operations Q2-Q4 2012 Quarterly Bonus Plan (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

10.7	Executive Vice President, Worldwide Sales & Operations 2012 Annual Maintenance Bonus Plan (filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 000-24435) and incorporated by reference herein).*

10.8	General Release of Claims between MicroStrategy Services Corporation and Donald W. Hunt dated November 13, 2012 (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 16, 2012 and incorporated by reference herein).*

10.9	Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435) and incorporated by reference herein).*

10.10	Material Terms for Payment of Certain Executive Incentive Compensation.*

10.11	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).*

10.12	Amended and Restated Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on December 28, 2012 and incorporated by reference herein).*

10.13	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.14	Angel.com Incorporated Amendment No. 1 to Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 27, 2012 and incorporated by reference herein).*

10.15	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

10.16	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).*

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contracts and compensatory plans or arrangements.
+	furnished, not filed, herewith
†	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.