Form 10-Q
period 2013-03-31
MICROSTRATEGY INC
filed 2013-05-03
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24435

MICROSTRATEGY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0323571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1850 Towers Crescent Plaza, Tysons Corner, VA	22182
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 23, 2013 was 9,073,650 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2012, which was derived from audited financial statements)

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	2

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	46

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$330,195	$223,043
Restricted cash and short-term investments	200	86
Accounts receivable, net	69,486	89,038
Prepaid expenses and other current assets	12,013	12,689
Deferred tax assets, net	19,510	26,616
Assets held-for-sale	0	10,571

Total current assets	431,404	362,043
Property and equipment, net	96,694	96,751
Capitalized software development costs, net	9,007	10,360
Deposits and other assets	4,945	5,120
Deferred tax assets, net	4,079	3,664

Total assets	$546,129	$477,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,582	$40,905
Accrued compensation and employee benefits	51,546	71,789
Deferred revenue and advance payments	118,918	101,249
Deferred tax liabilities	578	523
Liabilities held-for-sale	0	4,689

Total current liabilities	216,624	219,155
Deferred revenue and advance payments	9,183	8,823
Other long-term liabilities	41,631	43,418
Deferred tax liabilities	3,858	6,231

Total liabilities	271,296	277,627

Commitments and Contingencies
Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,462 shares issued and 9,057 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	492,005	468,087
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(2,502)	(1,515)
Retained earnings	260,497	208,906

Total Stockholders’ Equity	274,833	200,311

Total Liabilities and Stockholders’ Equity	$546,129	$477,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues:
Product licenses	$28,368	$37,453
Product support and other services	101,815	100,881

Total revenues	130,183	138,334

Cost of revenues:
Product licenses	1,593	2,146
Product support and other services	34,308	33,584

Total cost of revenues	35,901	35,730

Gross profit	94,282	102,604

Operating expenses:
Sales and marketing	50,714	55,141
Research and development	25,817	22,174
General and administrative	26,412	23,665

Total operating expenses	102,943	100,980

(Loss) income from continuing operations before financing and other income and income taxes	(8,661)	1,624

Financing and other income (expense) :
Interest income, net	61	15
Other income (expense), net	1,708	(124)

Total financing and other income (expense)	1,769	(109)

(Loss) income from continuing operations before income taxes	(6,892)	1,515
(Benefit) provision for income taxes	(1,701)	454

(Loss) income from continuing operations	(5,191)	1,061

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($37,548 and $0, respectively)	57,377	0
Loss from discontinued operations, net of tax benefit ($391 and $413, respectively)	(595)	(789)

Discontinued operations, net of tax	56,782	(789)

Net income	$51,591	$272

Basic earnings (loss) per share (1)
From continuing operations	$(0.46)	$0.10
From discontinued operations	5.03	(0.07)

Basic earnings per share	$4.57	$0.03

Weighted average shares outstanding used in computing basic earnings per share	11,295	10,806

Diluted earnings (loss) per share (1)
From continuing operations	$(0.46)	$0.09
From discontinued operations	5.03	(0.07)

Diluted earnings per share	$4.57	$0.02

Weighted average shares outstanding used in computing diluted earnings per share	11,295	11,092

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Net income	$51,591	$272
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	(984)	288
Unrealized (loss) gain on short-term investments	(3)	19

Total other comprehensive (loss) income	(987)	307

Comprehensive income	$50,604	$579

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net income	$51,591	$272
Plus: (Income) loss from discontinued operations, net of tax	(56,782)	789

(Loss) income from continuing operations	(5,191)	1,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,456	5,918
Bad debt expense	1,298	977
Deferred taxes	(3,962)	(2,367)
Excess tax benefits from share-based compensation arrangements	(23,579)	0
Changes in operating assets and liabilities:
Accounts receivable	16,941	17,411
Prepaid expenses and other current assets	419	1,020
Deposits and other assets	25	234
Accounts payable and accrued expenses	(354)	1,558
Accrued compensation and employee benefits	(19,466)	(17,486)
Deferred revenue and advance payments	19,482	15,849
Other long-term liabilities	(1,564)	(2,212)

Net cash (used in) provided by operating activities from continuing operations	(9,495)	21,963
Net cash used in operating activities from discontinued operations	(664)	(1,189)

Net cash (used in) provided by operating activities	(10,159)	20,774
Investing activities:
Purchases of property and equipment	(5,497)	(12,887)
Insurance proceeds	0	1,806
Increase in restricted cash and investments	(124)	(20)

Net cash used in investing activities from continuing operations	(5,621)	(11,101)
Net cash provided by (used in) investing activities from discontinued operations	99,633	(565)

Net cash provided by (used in) investing activities	94,012	(11,666)
Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	339	980
Excess tax benefits from share-based compensation arrangements	23,579	0
Payments on capital lease obligations	(143)	0

Net cash provided by financing activities from continuing operations	23,775	980
Net cash provided by financing activities from discontinued operations	0	0

Net cash provided by financing activities	23,775	980
Effect of foreign exchange rate changes on cash and cash equivalents	(1,826)	1,410

Net increase in cash and cash equivalents	105,802	11,498
Cash and cash equivalents (including held-for-sale of $1,350 and $5,300, respectively), beginning of period	224,393	199,634

Cash and cash equivalents (including held-for-sale of $0 and $3,880, respectively), end of period	$330,195	$211,132

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2012, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified to conform to the current year presentation.

The Consolidated Financial Statements and notes are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies since December 31, 2012.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business. On February 25, 2013, the Company committed to a plan to sell its Angel.com business, which focused outside of the Company’s business intelligence software and services offerings. On March 15, 2013, the Company completed the sale of this business. Historical financial information presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Refer to Note 11, Discontinued Operations, to the Consolidated Financial Statements for further information.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition or disclosure.

(2) Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) (“ASU 2013-02”), which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2013	2012
Billed and billable	$140,122	$176,511
Less: unpaid deferred revenue	(66,533)	(83,107)

Accounts receivable, gross	73,589	93,404
Less: allowance for doubtful accounts	(4,103)	(4,366)

Accounts receivable, net	$69,486	$89,038

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

(5) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2013	2012
Current:
Deferred product licenses revenue	$10,297	$12,252
Deferred product support revenue	150,687	145,343
Deferred subscription services revenue	6,960	6,569
Deferred other services revenue	14,022	15,650

Gross current deferred revenue and advance payments	181,966	179,814
Less: unpaid deferred revenue	(63,048)	(78,565)

Net current deferred revenue and advance payments	$118,918	$101,249

Non-current:
Deferred product licenses revenue	$3,037	$3,280
Deferred product support revenue	7,661	8,205
Deferred subscription services revenue	573	696
Deferred other services revenue	1,397	1,184

Gross non-current deferred revenue and advance payments	12,668	13,365
Less: unpaid deferred revenue	(3,485)	(4,542)

Net non-current deferred revenue and advance payments	$9,183	$8,823

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(6) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2013 or December 31, 2012.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary Angel.com pursuant to a stock purchase and sale agreement, which contains certain customary seller representations, warranties, and indemnification provisions.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The term of the lease expires in December 2020. At March 31, 2013 and December 31, 2012, deferred rent of $22.0 million and $22.7 million, respectively, is included in other long-term liabilities and $2.6 million and $2.5 million, respectively, is included in current accrued expenses.

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

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy Business Intelligence PlatformTM, MicroStrategy Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. On February 4, 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment. On February 7, 2013, the Court entered summary judgment against DataTern. On March 5, 2013, DataTern filed a notice of appeal. The Company received indemnification requests from certain of its resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Trial is scheduled to begin on November 18, 2013. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(7) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”). On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, including any amounts received from the Angel.com sale, as well as proceeds from any credit facilities and other borrowing arrangements which the Company may enter into in the future. During the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2013, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(8) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2001; however, due to its use of federal and state net operating loss (“NOL”) and tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of NOL or tax credit carryovers from tax years ended in 2001 and forward that were used in later tax years. The Company is currently under tax examination in Spain. The Company settled a tax examination in Germany covering the years 2005-2008 in April 2013.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2013, the Company had recorded uncertain income tax positions of $17.6 million, which are recorded in other long-term liabilities. If recognized, $16.5 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by approximately $15.4 million primarily as a result of expiring statute of limitations periods. As of March 31, 2013, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $1.5 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2013	2012
Deferred tax assets, net of deferred tax liabilities	$19,375	$23,757
Valuation allowance	(222)	(231)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$19,153	$23,526

The valuation allowance as of March 31, 2013 and December 31, 2012 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2013 and applied that rate to its income from continuing operations before income taxes in determining its provision for income taxes for the three months ended March 31, 2013. The Company also records discrete items in each respective period as appropriate. For the three months ended March 31, 2013, the Company recorded a benefit for income taxes from continuing operations of $1.7 million that resulted in an effective tax rate of 24.7%, as compared to a provision for income taxes from continuing operations of $0.5 million that resulted in an effective tax rate of 30.0% for the three months ended March 31, 2012. The change in income taxes for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the change in overall income level and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a discrete tax benefit as of March 31, 2013. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2013 and December 31, 2012, the amount of cash and cash equivalents, excluding those held for sale, held by U.S. entities was $124.3 million and $39.2 million, respectively, and by non-U.S. entities was $205.9 million

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and $183.8 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

In determining the Company’s provision or benefit for income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methods, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly changes related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

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

(9) Share-Based Compensation

The Company has share-based compensation arrangements under which directors, officers, employees, and other eligible participants have previously received stock option awards to purchase the Company’s class A common stock, but no shares are currently authorized for additional awards under the plans. All currently outstanding stock options granted under the Company’s stock plans have terms of five to ten years and are fully vested. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004.

MicroStrategy’s former subsidiary, Angel.com Incorporated (“Angel.com”), had a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com. The Angel.com stock options would have vested based on the satisfaction of both performance and continued service conditions and would have expired ten years after grant. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three months ended March 31, 2013 and 2012 because the performance condition had not been satisfied.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. For the three months ended March 31, 2013, 4,046 potential shares of common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. Potential shares of common stock issuable upon exercise of outstanding stock options are computed using the treasury stock method.

(11) Discontinued Operations

On February 25, 2013, the Company committed to a plan to sell its Angel.com business. The Company made the decision to sell Angel.com in order to focus on its business intelligence software and services offerings.

On March 15, 2013, the Company completed the sale of its equity interest in Angel.com for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, and is subject to certain post-closing adjustments. As of December 31, 2012, the associated assets and liabilities of the Angel.com business are classified as held-for-sale and are presented in the following table (in thousands):

December 31, 2012
Assets:
Cash and cash equivalents	$1,350
Accounts receivable, net of unpaid deferred revenue of $554 and allowance for doubtful accounts of $347, respectively	4,720
Prepaid expenses and other assets	738
Property and equipment, net	3,763

Total assets	$10,571

Liabilities:
Accounts payable and accrued expenses	$1,587
Accrued compensation and employee benefits	2,364
Gross deferred revenue and advance payments, net of unpaid deferred revenue of $554	639
Other liabilities	99

Total liabilities	$4,689

Net assets and liabilities of disposal group	$5,882

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three months ended March 31, 2013 and 2012, respectively, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three months ended March 31, 2013 (in thousands):

	Three months ended
	March 31,
	2013	2012
Angel.com revenues	$6,320	$6,751
Angel.com pre-tax loss	$986	$1,202
MicroStrategy pre-tax gain on sale	$94,925	$0

(12) Segment Information

The Company manages its business in one operating segment – Business Intelligence (BI) Software and Services. As discussed in Note 11, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The BI Software and Services operating segment is engaged in the design, development, marketing, and sales of business intelligence software through licensing arrangements and cloud-based subscriptions, and related services. It includes the MicroStrategy BI PlatformTM, the MicroStrategy Mobile PlatformTM, and MicroStrategy CloudTM product lines. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets and assets held-for-sale, (in thousands) according to geographic region:

	BI Software and Services
Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2013
Total revenues	$77,308	$37,936	$14,939	$130,183
Gross profit	56,126	25,929	12,227	94,282
As of March 31, 2013
Long-lived assets	$95,489	$8,620	$6,537	$110,646
Three months ended March 31, 2012
Total revenues	$78,996	$44,789	$14,549	$138,334
Gross profit	57,174	34,133	11,297	102,604
As of March 31, 2012
Long-lived assets	$92,380	$9,627	$5,993	$108,000

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations. For the three months ended March 31, 2012, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations, except for Germany, which accounted for 10.4% of such revenues.

For the three months ended March 31, 2013 and 2012, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of March 31, 2013 and December 31, 2012, no individual foreign country accounted for 10% or more of total consolidated assets, excluding assets held-for-sale.

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

Overview

MicroStrategy® is a leading worldwide provider of business intelligence and mobile software. Our business intelligence (BI) software platform enables organizations to analyze vast amounts of data and distribute business insight throughout the enterprise. Recently, MicroStrategy has invested significantly in a number of additional software technologies designed to help organizations capitalize on four disruptive technology trends: Big Data, Mobile Applications, Cloud-based Services, and Social Networking. These forces are reshaping products, companies, industries, and economies around the world, and we expect them to drive significant new investments from companies and governments in the coming years.

The MicroStrategy Business Intelligence PlatformTM delivers reports and dashboards to business users via a web interface and via office productivity software tools. The MicroStrategy Mobile PlatformTM lets organizations rapidly build mobile apps used to mobilize business processes and distribute BI results via a range of mobile devices, including the Apple® iPhone®, iPod touch®, iPad®, and iPad Mini, and Android®-based smart phones and tablets. It enables organizations to build a wide variety of mobile apps that deliver BI, business workflows, transactions, and multimedia in compelling custom apps. MicroStrategy CloudTM is a cloud-based BI Platform-as-a-Service (PaaS) offering. It allows enterprises to deploy MicroStrategy BI and mobile apps using MicroStrategy’s BI Platform and MicroStrategy’s Mobile Platform more quickly and with lower upfront costs than equivalent on-premises solutions. MicroStrategy ExpressTM is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber BI and mobile apps with little or no assistance of internal IT professionals. MicroStrategy Express guides business people through a streamlined flow — from data-to-discovery-to-dashboard-to-distribution — and is available as a cloud-based service to allow rapid startup.

MicroStrategy WisdomTM is an application for market intelligence that leverages the vast amount of data available in social networks and publicly available databases to create unique views of the consumer and brand landscape. MicroStrategy Alert is a mobile commerce application designed to help retailers compete effectively in the new mobile world by providing a mobile channel for marketing, commerce, and loyalty directly from merchants to their customers. MicroStrategy UsherTM is a mobile application that provides businesses with a mobile identity network alternative to traditional employee IDs, keys, and proximity cards. It can help companies reduce fraud, manage workforces, improve customer service, and reduce the threat of cyber-attacks.

Our BI and Mobile Platforms, together with related product and support services, continue to generate the vast majority of our revenue. During the three months ended March 31, 2013 and 2012, we did not generate significant revenues from MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, or MicroStrategy Usher.

During the three months ended March 31, 2012, we operated Angel.com, a provider of cloud-based Customer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers. On February 25, 2013, in connection with our consideration of strategic alternatives relating to our Angel.com business, we committed to a plan to sell the business. We made the decision to sell the business in order to focus on our business intelligence software and services offerings. On March 15, 2013, we completed the sale of our equity interest in Angel.com to Genesys Telecommunications Laboratories, Inc. As a result of the transaction, we received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale of our ownership interest in Angel.com resulted in us recognizing an after-tax gain of approximately $57.4 million in the first quarter of 2013, which included the cost of terminating all outstanding Angel.com employee stock options prior to the closing of the transaction and other costs associated with the sale, and is subject to certain post-closing adjustments. Accordingly, on our Consolidated Balance Sheets, we have classified the associated assets and liabilities of the Angel.com business as held-for-sale as of December 31, 2012. In our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no expectation of significant continuing involvement or cash flows from this business following its divestiture. All assets and liabilities that are reported in these financial statements as held-for-sale as of December 31, 2012 are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2013 and 2012:

	BI Software and Services
	Three Months Ended March 31,
	2013	2012
Revenues
Product licenses	$28,368	$37,453
Product support and other services	101,815	100,881

Total revenues	130,183	138,334

Cost of revenues
Product licenses	1,593	2,146
Product support and other services	34,308	33,584

Total cost of revenues	35,901	35,730

Gross profit	94,282	102,604

Operating expenses
Sales and marketing	50,714	55,141
Research and development	25,817	22,174
General and administrative	26,412	23,665

Total operating expenses	102,943	100,980

(Loss) income from continuing operations before financing and other income and income taxes	$(8,661)	$1,624

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•

enhancement of our ability to support new enterprise-scale requirements for BI, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale BI operations;

•

extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•

extension of our technology to provide greater support for the latest trend in self-service BI, which is often referred to as “visual data discovery” or “agile analytics”, by adding new user interface flows, new visualizations, new exploration features, and new capabilities for the importation of end-user data;

•	the introduction of new channels to enable customers to access our BI capabilities in the form of MicroStrategy Cloud and MicroStrategy Express;

•	enhancement of our mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	expansion of our offerings to include new applications derived from our software technology base, such as MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher;

•	sales and marketing activities to enhance corporate branding, obtain new customers, and expand and strengthen our existing customer base; and

•	maintaining a dedicated performance engineering team and conducting research and development focused on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we continued to make additional investments in research and development capabilities in 2012. We expect the level of investments and related expenses in 2013 to be higher than in 2012. We generated a loss from continuing operations for the three months ended March 31, 2013. If our revenues are not sufficient to offset our operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, we may continue to incur operating losses.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of March 31, 2013, we had a total of 3,172 employees, of whom 1,418 were based in the United States and 1,754 were based internationally. Of our 3,172 employees, 804 were engaged in sales and marketing, 910 in research and development, 1,011 in technical support and other services, and 447 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. During the three months ended March 31, 2012, we incurred approximately $1.0 million in general and administrative expenses for the fractional interest lease. We terminated the fractional interest lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. No such expenses were incurred for the three months ended March 31, 2013.

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

The section “Critical Accounting Estimates” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
International product licenses revenues	$(371)	$(437)
International product support revenues	(465)	(863)
International other services revenues	(339)	(528)
Cost of product support revenues	(40)	(28)
Cost of other services revenues	(99)	(688)
Sales and marketing expenses	(409)	(582)
Research and development expenses	38	136
General and administrative expenses	(91)	(202)

For example, if there had been no change to foreign currency exchange rates from 2012 to 2013, international product licenses revenues would have been $12.2 million rather than $11.8 million for the three months ended March 31, 2013. If there had been no change to foreign currency exchange rates from 2012 to 2013, sales and marketing expenses would have been $51.1 million rather than $50.7 million for the three months ended March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Product Licenses Revenues:
Domestic	$16,556	$21,043	-21.3%
International	11,812	16,410	-28.0%

Total product licenses revenues	$28,368	$37,453	-24.3%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	4
Between $0.5 million and $1.0 million in licenses revenue recognized	8	7

Total	11	11

Domestic:
More than $1.0 million in licenses revenue recognized	2	3
Between $0.5 million and $1.0 million in licenses revenue recognized	6	5

Total	8	8

International:
More than $1.0 million in licenses revenue recognized	1	1
Between $0.5 million and $1.0 million in licenses revenue recognized	2	2

Total	3	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,834	$10,210	-62.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	5,948	5,276	12.7%
Less than $0.5 million in licenses revenue recognized	18,586	21,967	-15.4%

Total	28,368	37,453	-24.3%

Domestic:
More than $1.0 million in licenses revenue recognized	2,757	6,357	-56.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,224	3,942	7.2%
Less than $0.5 million in licenses revenue recognized	9,575	10,744	-10.9%

Total	16,556	21,043	-21.3%

International:
More than $1.0 million in licenses revenue recognized	1,077	3,853	-72.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	1,724	1,334	29.2%
Less than $0.5 million in licenses revenue recognized	9,011	11,223	-19.7%

Total	$11,812	$16,410	-28.0%

Product licenses revenues decreased $9.1 million for the three months ended March 31, 2013, as compared to the same period in the prior year. For the three months ended March 31, 2013 and 2012, product licenses transactions with more than $0.5 million in recognized revenue represented 34.5% and 41.3%, respectively, of our product licenses revenues. For the three months ended March 31, 2013, our top three product licenses transactions totaled $3.8 million in recognized revenue, or 13.4% of total product licenses revenues, compared to $9.1 million, or 24.3% of total product licenses revenues, for the three months ended March 31, 2012.

Domestic product licenses revenues. Domestic product licenses revenues decreased $4.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of both transactions with more than $1.0 million in recognized revenue and transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with between $0.5 million and $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $4.6 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number and average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$37,726	$36,154	4.3%
International	27,624	26,756	3.2%

Total product support revenues	65,350	62,910	3.9%

Consulting
Domestic	18,477	18,704	-1.2%
International	11,509	14,251	-19.2%

Total consulting revenues	29,986	32,955	-9.0%

Education	4,024	4,647	-13.4%
Subscription services	2,455	369	565.3%

Total product support and other services revenues	$101,815	$100,881	0.9%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year. Product support revenues increased $2.4 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to an increase in the number of product support contracts.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decrease in billable hours internationally.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decrease in private and custom courses delivered and shifting demand from traditional classroom training to virtual training within our perennial education pass program.

Subscription services revenues. Subscription services revenues are derived from our Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to an increase in new customers as our Cloud business continued to grow.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Cost of Revenues:
Product licenses	$1,593	$2,146	-25.8%
Product support	4,201	3,568	17.7%
Consulting	24,636	26,683	-7.7%
Education	1,704	2,005	-15.0%
Subscription services	3,767	1,328	183.7%

Total cost of revenues	$35,901	$35,730	0.5%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues decreased for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, partially offset by an increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012. We expect to amortize the remaining balance of our products’ capitalized software development costs as of March 31, 2013 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance	Remaining
	as of March 31, 2013	Amortization Period
	(in thousands)	(in months)
MicroStrategy 9.2	$1,259	12
MicroStrategy 9.2.1	912	15
MicroStrategy 9.3	6,654	30
MicroStrategy Mobile	182	3

Total capitalized software development costs	$9,007

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.6 million for the three months ended March 31, 2013, as compared to the same period in the prior year, due to a $0.5 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base, and a $0.1 million increase in facility and other related support costs. Product support headcount increased 19.7% to 176 at March 31, 2013 from 147 at March 31, 2012.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $2.0 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a $3.0 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.6 million increase in subcontractor costs and a $0.3 million increase in facility and other related support costs. Consulting headcount decreased 7.3% to 773 at March 31, 2013 from 834 at March 31, 2012.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.3 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a $0.2 million decrease in compensation and related costs due to a decrease in staffing levels. Education headcount decreased 14.0% to 43 at March 31, 2013 from 50 at March 31, 2012.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $2.4 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a $1.7 million increase in equipment depreciation and facility and other related support costs, a $0.4 million increase in subcontractor costs, and a $0.4 million increase in compensation and related costs due to an increase in staffing levels. Subscription services headcount increased 72.7% to 19 at March 31, 2013 from 11 at March 31, 2012.

Sales and marketing expenses. Sales and marketing expenses consists of personnel and related overhead costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
BI Software and Services	$50,714	$55,141	-8.0%

Sales and marketing expenses decreased $4.4 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a $2.2 million decrease in compensation, variable compensation and related costs, a $1.5 million decrease in travel and entertainment expenditures, and a $0.9 million decrease in marketing and advertising costs. Sales and marketing headcount increased 6.2% to 804 at March 31, 2013 from 757 at March 31, 2012. We do not expect to increase sales and marketing headcount significantly in the near term.

General and administrative expenses. General and administrative expenses consists of personnel and related overhead costs, and other costs of our executive, finance, human resources, information systems, and administrative departments, as well as third-party consulting, legal, and other professional fees. The following table sets forth general and administrative expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
BI Software and Services	$26,412	$23,665	11.6%

General and administrative expenses increased $2.7 million for the three months ended March 31, 2013, as compared to the same period in the prior year, due to a $2.8 million increase in compensation and related costs due to an increase in staffing levels and an increase in variable compensation resulting from the sale of Angel.com, a $0.6 million increase in facility and other related support costs, and a $0.2 million increase in recruiting costs, partially offset by a $0.5 million decrease in legal, consulting, and other advisory costs and a $0.4 million decrease in other aircraft-related operating costs. General and administrative headcount increased 13.2% to 447 at March 31, 2013 from 395 at March 31, 2012. We do not expect to increase general and administrative headcount significantly in the near term.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 30,		%
	2013	2012	Change
Gross research and development expenses before capitalized software development costs	$25,817	$22,174	16.4%
Capitalized software development costs	0	0	n/a

Total research and development expenses	$25,817	$22,174	16.4%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,353	$1,982	-31.7%

Research and development expenses, before capitalization of software development costs, increased $3.6 million, or 16.4%, for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a $3.0 million increase in compensation and related costs due to an increase in staffing levels, a $0.2 million increase in subcontractor costs, and a $0.2 million increase in facility and other related support costs. Research and development headcount increased 24.0% to 910 at March 31, 2013 from 734 at March 31, 2012.

For the three months ended March 31, 2013, our research and development personnel were focused on the following: 64.3% on the MicroStrategy BI Platform, the MicroStrategy Mobile Platform, MicroStrategy Cloud, and MicroStrategy Express, and 35.7% on other research and development, including MicroStrategy Wisdom, MicroStrategy Alert, MicroStrategy Usher, and internal information technology initiatives.

Provision for Income Taxes

For the three months ended March 31, 2013, we recorded a benefit for income taxes from continuing operations of $1.7 million that resulted in an effective tax rate of 24.7%, as compared to a provision for income taxes from continuing operations of $0.5 million that resulted in an effective tax rate of 30.0% for the three months ended March 31, 2012. The change in income taxes for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the change in overall income level and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a discrete tax benefit as of March 31, 2013. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (i.e., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

As of March 31, 2013, we estimated that the Company had no U.S. net operating loss (“NOL”) carryforwards. All U.S. NOLs have been utilized due to the taxable gain arising from the sale of Angel.com. In addition, the Company was able to recognize and utilize the NOLs arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in the prior years. Accordingly, equity increased by $23.6 million at March 31, 2013. As of March 31, 2013, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $19.2 million. As of March 31, 2013, we had a valuation allowance of $0.2 million primarily related to certain foreign NOL carryforwards.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax loss from continuing operations for the period ended March 31, 2013 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2013 and December 31, 2012, the amount of cash and cash equivalents, excluding those held-for-sale, held by U.S. entities was $124.3 million and $39.2 million, respectively, and by non-U.S. entities was $205.9 million and $183.8 million, respectively. If the cash and cash equivalents held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Discontinued Operations

On February 25, 2013, we committed to a plan to sell our Angel.com business. We have reported this business as “discontinued” on our Consolidated Statements of Operations because we have no expectation of significant continuing involvement or cash flows from this business following its divestiture.

On March 15, 2013, we completed the sale of our equity interest in Angel.com and received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, and is subject to certain post-closing adjustments. We reclassified revenues and expenses associated with the Angel.com business to discontinued operations for all periods presented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) and percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2013	2012	Change
Gain on sale of discontinued operations, net of tax	$57,377	$0	n/a
Loss from discontinued operations, net of tax	$595	$789	-24.6%

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support, subscription services, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2013	2012	2012
Current:
Deferred product licenses revenue	$10,297	$12,252	$8,014
Deferred product support revenue	150,687	145,343	149,534
Deferred subscription services revenue	6,960	6,569	1,078
Deferred other services revenue	14,022	15,650	16,849

Gross current deferred revenue and advance payments	181,966	179,814	175,475
Less: unpaid deferred revenue	(63,048)	(78,565)	(55,672)

Net current deferred revenue and advance payments	$118,918	$101,249	$119,803

Non-current:
Deferred product licenses revenue	$3,037	$3,280	$3,309
Deferred product support revenue	7,661	8,205	9,742
Deferred subscription services revenue	573	696	635
Deferred other services revenue	1,397	1,184	277

Gross non-current deferred revenue and advance payments	12,668	13,365	13,963
Less: unpaid deferred revenue	(3,485)	(4,542)	(2,867)

Net non-current deferred revenue and advance payments	$9,183	$8,823	$11,096

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $1.5 million as of March 31, 2013, as compared to December 31, 2012, primarily due to an increase in the number of technical support and subscription services contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses, and other services revenues. Total gross deferred revenue and advance payments increased $5.2 million as of March 31, 2013, as compared to March 31, 2012, primarily due to an increase in the number of product licenses and subscription services contracts in our installed customer base, partially offset by the recognition of previously deferred product support and other services revenues.

We expect to recognize approximately $182.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2013, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018, totaling approximately $115.2 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash, cash equivalents, and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in bank demand deposits and U.S. Treasury bills.

As of March 31, 2013 and December 31, 2012, the amount of cash and cash equivalents, excluding those held-for-sale, held by U.S. entities were $124.3 million and $39.2 million, respectively, and by non-U.S. entities were $205.9 million and $183.8 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

On March 15, 2013, we completed the sale of our equity interest in Angel.com to Genesys Telecommunications Laboratories, Inc. for consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax, and is subject to post-closing purchase price adjustments. The net proceeds from the sale of Angel.com help strengthen our balance sheet and will be used for general corporate purposes.

We believe that existing cash and cash equivalents held by us and anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months, and accordingly, we do not expect that we will need to borrow money to finance our operations.

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended March 31,		%
	2013	2012	Change
Net cash (used in) provided by operating activities from continuing operations	$(9,495)	$21,963	-143.2%
Net cash used in investing activities from continuing operations	$(5,621)	$(11,101)	-49.4%
Net cash provided by financing activities from continuing operations	$23,775	$980	2326.0%

Net Cash Used in Operating Activities from Continuing Operations. The primary source of our net cash provided by operating activities from continuing operations is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, subscription services, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash used in operating activities from continuing operations was $9.5 million for the three months ended March 31, 2013. Net cash provided by operating activities from continuing operations was $22.0 million for the three months ended March 31, 2012. The decrease in net cash provided by operating activities from continuing operations during the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily due to a $24.3 million decrease from changes in non-cash items, a $6.3 million decrease in income from continuing operations, and a $0.9 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to expenditures on property, plant and equipment and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities from continuing operations was $5.6 million and $11.1 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in net cash used in investing activities for the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily due to a $7.4 million decrease in purchases of property and equipment, comprised primarily of decreases in computer equipment purchases, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, partially offset by a $1.8 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, which was damaged in the first quarter of 2010 and subsequently repaired and returned to service in the second quarter of 2012.

Net Cash Provided by Financing Activities from Continuing Operations. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options. Net cash provided by financing activities from continuing operations was $23.8 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash provided by financing activities from continuing operations for the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily due to a $23.6 million increase in recognized excess tax benefits related to stock option exercises.

Contractual Obligations. As disclosed in Note 6, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements. Under these agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2013:

	Payments due by period ended March 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations:
Operating leases	$128,368	$25,018	$37,410	$27,885	$38,055
Capital leases	1,912	907	1,000	5	0

Total	$130,280	$25,925	$38,410	$27,890	$38,055

Unrecognized Tax Benefits. As of March 31, 2013, we had $17.6 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of March 31, 2013, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) (“ASU 2013-02”), which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of March 31, 2013, we did not have any material investments other than our cash and cash equivalents.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.6% and 42.9% of our total revenues from continuing operations for the three months ended March 31, 2013 and 2012, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

As of March 31, 2013 and December 31, 2012, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents and restricted cash and investments by 0.5% and 0.7%, respectively. The decrease in exposure as of March 31, 2013 was primarily due to an increase in domestic cash resulting from the sale of Angel.com and a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to the prior year. If average exchange rates during the three months ended March 31, 2013 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2013 would have decreased by 3.6%. During the three months ended March 31, 2013, our revenues decreased 0.9% as a result of a 1.6% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy BI Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. On February 4, 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment. On February 7, 2013, the Court entered summary judgment against DataTern. On March 5, 2013, DataTern filed a notice of appeal. We have received indemnification requests from certain of our resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. Trial is scheduled to begin on November 18, 2013. The outcome of this matter is not presently determinable.

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

•	the timing of the release or delivery of new or enhanced offerings, which may affect the period in which we are able to recognize revenue;

•	the timing of announcements of new offerings by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced versions of our products and services;

•	the length of our sales cycles;

•	seasonal or other buying patterns of our customers;

•	changes in our operating expenses;

•	planned major maintenance activities related to our owned corporate aircraft;

•	the timing of research and development projects and the capitalization of software development costs;

•	personnel changes;

•	our use of channel partners;

•	utilization of our consulting and education services, which can be affected by delays or deferrals of customer implementation of our software products;

•	changes in foreign currency exchange rates;

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

We incurred a loss from continuing operations in the first quarter of 2013 and we may not generate profits in the future

We generated a loss from continuing operations for the three months ended March 31, 2013 and we may not generate profits on a quarterly or annual basis in the future.

Over the course of 2012, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues do not increase sufficiently to offset these increased operating expenses, or we are unable to timely adjust our operating expenses, we may continue to incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2013, we had $23.6 million of deferred tax assets, net of a $0.2 million valuation allowance, and if we do not generate profits in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with the various European sovereign debt crises and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in Spain. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

We have spent, and intend to keep spending, considerable resources to educate potential customers about business intelligence offerings in general and our offerings in particular. However, we cannot be sure that these expenditures will help any of our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition could be materially adversely affected.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our BI offerings through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base. In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our BI offerings.

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

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of our MicroStrategy Express, MicroStrategy Wisdom, MicroStrategy Alert, and MicroStrategy Usher offerings, none of which have generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the three months ended March 31, 2013, transactions by channel partners for which we recognized revenues accounted for 22.5% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $194.6 million as of March 31, 2013. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $66.5 million, resulting in net current and non-current deferred revenue and advance payments of $128.1 million as of March 31, 2013. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018 totaling $115.2 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience and where the challenges of conducting our business can be significantly different from those we have faced in more developed markets. International revenues accounted for 40.6% and 42.9% of our total revenues from continuing operations for the three months ended March 31, 2013 and 2012, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2013 and 2012, our top three product licenses transactions with recognized revenue totaled $3.8 million and $9.1 million respectively, or 13.4% and 24.3% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

If we experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud, networks, or other systems, our offerings may be perceived as not being secure, demand for our offerings may be reduced, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud, networks, and other systems. We have security measures in place to help protect our customers’ data, our data, and our cloud, networks, and other systems against unauthorized access. However, there can be no assurance that these security measures will be effective against all security threats. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our cloud, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, expose us to legal liability, and materially adversely affect our operating results. These risks will increase as we continue to grow our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data.

Our intellectual property is valuable, and any inability to protect it could reduce the value of our products, services, and brand

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures, and contractual commitments to protect our intellectual property. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented, or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. Moreover, recent amendments to U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent and trademark rights. We expect the number of such claims will increase as the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlap, and the volume of issued patents, patent applications, and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly, and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling certain of our offerings;

•	require us to redesign certain of our offerings using alternative non-infringing technology or practices, which could require significant effort and expense;

•	require us to rename certain of our offerings or entities; or

•	require us to satisfy indemnification obligations to our customers.

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 23, 2013, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of April 23, 2013. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 7, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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

MICROSTRATEGY INCORPORATED

By:	/s/ Michael J. Saylor
Michael J. Saylor Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Douglas K. Thede
Douglas K. Thede Senior Executive Vice President & Chief Financial Officer

Date: May 3, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Stock Purchase and Sale Agreement dated as of February 25, 2013 by and between MicroStrategy Incorporated and Genesys Telecommunications Laboratories, Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 1, 2013 and incorporated by reference herein).

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.2†	Summary of 2013 Cash Bonus Arrangements for Michael J. Saylor, Jonathan F. Klein, Douglas K. Thede, and Peng Xiao (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 under the headings “2013 CEO Bonus Formula”, “2013 President Bonus Formulas”, and “2013 Cash Bonus Targets for Chief Financial Officer and Chief Technology Officer” and incorporated by reference herein).

10.3† ‡	Senior Executive Vice President & Chief Operating Officer 2013 Bonus Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 and incorporated by reference herein).

10.4†	Summary of Change-of-Control Arrangement with Bob Watts.

10.5†	Summary of Compensation Arrangements for Non-Employee Directors.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Certain exhibits and schedules to the Stock Purchase and Sale Agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any omitted exhibits and schedules to the Commission upon request.
†	Management contracts and compensatory plans or arrangements
‡	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.
+	furnished, not filed, herewith