Form 10-Q
period 2013-06-30
MICROSTRATEGY INC
filed 2013-08-01
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on July 23, 2013 was 9,073,710 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2012, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012	2

	Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,688	$223,043
Restricted cash	122	50
Short-term investments	129,087	36
Accounts receivable, net	73,397	89,038
Prepaid expenses and other current assets	11,836	12,689
Deferred tax assets, net	19,113	26,616
Assets held-for-sale	0	10,571

Total current assets	422,243	362,043

Property and equipment, net	93,153	96,751
Capitalized software development costs, net	9,389	10,360
Deposits and other assets	7,136	5,120
Deferred tax assets, net	4,196	3,664

Total assets	$536,117	$477,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,386	$40,905
Accrued compensation and employee benefits	58,310	71,789
Deferred revenue and advance payments	108,155	101,249
Deferred tax liabilities	376	523
Liabilities held-for-sale	0	4,689

Total current liabilities	209,227	219,155

Deferred revenue and advance payments	9,454	8,823
Other long-term liabilities	42,022	43,418
Deferred tax liabilities	1,958	6,231

Total liabilities	262,661	277,627

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,462 shares issued and 9,057 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	492,009	468,087
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(2,330)	(1,515)
Retained earnings	258,944	208,906

Total Stockholders’ Equity	273,456	200,311

Total Liabilities and Stockholders’ Equity	$536,117	$477,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Revenues:
Product licenses	$30,605	$31,890
Product support and other services	107,300	103,434

Total revenues	137,905	135,324

Cost of revenues:
Product licenses	1,621	982
Product support and other services	34,825	33,078

Total cost of revenues	36,446	34,060

Gross profit	101,459	101,264

Operating expenses:
Sales and marketing	52,686	48,693
Research and development	24,227	19,017
General and administrative	26,594	23,067

Total operating expenses	103,507	90,777

(Loss) income from continuing operations before financing and other (expense) income and income taxes	(2,048)	10,487

Financing and other (expense) income:
Interest income, net	322	37
Other (expense) income, net	(419)	1,000

Total financing and other (expense) income	(97)	1,037

(Loss) income from continuing operations before income taxes	(2,145)	11,524
(Benefit) provision for income taxes	(592)	3,596

(Loss) income from continuing operations	(1,553)	7,928

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $0, respectively)	0	0
Loss from discontinued operations, net of tax benefit ($0 and $332, respectively)	0	(657)

Discontinued operations, net of tax	0	(657)

Net (loss) income	$(1,553)	$7,271

Basic (loss) earnings per share (1)
From continuing operations	$(0.14)	$0.73
From discontinued operations	0.00	(0.06)

Basic (loss) earnings per share	$(0.14)	$0.67

Weighted average shares outstanding used in computing basic (loss) earnings per share	11,301	10,875

Diluted (loss) earnings per share (1)
From continuing operations	$(0.14)	$0.71
From discontinued operations	0.00	(0.06)

Diluted (loss) earnings per share	$(0.14)	$0.65

Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,301	11,121

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Revenues:
Product licenses	$58,973	$69,343
Product support and other services	209,115	204,315

Total revenues	268,088	273,658

Cost of revenues:
Product licenses	3,214	3,128
Product support and other services	69,133	66,662

Total cost of revenues	72,347	69,790

Gross profit	195,741	203,868

Operating expenses:
Sales and marketing	103,400	103,834
Research and development	50,044	41,191
General and administrative	53,006	46,732

Total operating expenses	206,450	191,757

(Loss) income from continuing operations before financing and other income and income taxes	(10,709)	12,111

Financing and other income:
Interest income, net	383	52
Other income, net	1,289	876

Total financing and other income	1,672	928

(Loss) income from continuing operations before income taxes	(9,037)	13,039
(Benefit) provision for income taxes	(2,293)	4,050

(Loss) income from continuing operations	(6,744)	8,989

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($37,548 and $0, respectively)	57,377	0
Loss from discontinued operations, net of tax benefit ($391 and $745, respectively)	(595)	(1,446)

Discontinued operations, net of tax	56,782	(1,446)

Net income	$50,038	$7,543

Basic earnings (loss) per share (1)
From continuing operations	$(0.60)	$0.83
From discontinued operations	5.03	(0.13)

Basic earnings per share	$4.43	$0.70

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,298	10,841

Diluted earnings (loss) per share (1)
From continuing operations	$(0.60)	$0.81
From discontinued operations	5.03	(0.13)

Diluted earnings per share	$4.43	$0.68

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,298	11,107

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Net (loss) income	$(1,553)	$7,271
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	173	(512)
Unrealized loss on short-term investments	(1)	(24)

Total other comprehensive income (loss)	172	(536)

Comprehensive (loss) income	$(1,381)	$6,735

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Net income	$50,038	$7,543
Other comprehensive loss, net of applicable taxes:
Foreign currency translation adjustment	(811)	(224)
Unrealized loss on short-term investments	(4)	(5)

Total other comprehensive loss	(815)	(229)

Comprehensive income	$49,223	$7,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)

Operating activities:
Net income	$50,038	$7,543
Plus: (Income) loss from discontinued operations, net of tax	(56,782)	1,446

(Loss) income from continuing operations	(6,744)	8,989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,111	10,809
Bad debt expense	3,409	3,040
Deferred taxes	(6,141)	6,356
Excess tax benefits from share-based compensation arrangements	(23,580)	0
Other, net	(9)	0
Changes in operating assets and liabilities:
Accounts receivable	10,692	12,131
Prepaid expenses and other current assets	1,714	(4,043)
Deposits and other assets	134	214
Accounts payable and accrued expenses	(2,122)	(5,701)
Accrued compensation and employee benefits	(12,515)	(11,721)
Deferred revenue and advance payments	9,701	3,172
Other long-term liabilities	(3,600)	(811)

Net cash (used in) provided by operating activities from continuing operations	(15,950)	22,435
Net cash used in operating activities from discontinued operations	(664)	(2,586)

Net cash (used in) provided by operating activities	(16,614)	19,849

Investing activities:
Purchases of property and equipment	(8,921)	(23,266)
Purchases of short-term investments	(129,043)	0
Capitalized software development costs	(1,736)	(5,050)
Insurance proceeds	0	3,206
(Increase) decrease in restricted cash	(84)	42

Net cash used in investing activities from continuing operations	(139,784)	(25,068)
Net cash provided by (used in) investing activities from discontinued operations	99,136	(676)

Net cash used in investing activities	(40,648)	(25,744)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	341	2,947
Excess tax benefits from share-based compensation arrangements	23,580	0
Payments on capital lease obligations and other financing arrangements	(324)	0

Net cash provided by financing activities from continuing operations	23,597	2,947
Net cash provided by financing activities from discontinued operations	0	0

Net cash provided by financing activities	23,597	2,947
Effect of foreign exchange rate changes on cash and cash equivalents	(2,040)	(1,146)

Net decrease in cash and cash equivalents	(35,705)	(4,094)
Cash and cash equivalents (including held-for-sale of $1,350 and $5,300, respectively), beginning of period	224,393	199,634

Cash and cash equivalents (including held-for-sale of $0 and $2,150, respectively), end of period	$188,688	$195,540

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$3,793	$0

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

The Consolidated Financial Statements and notes are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies since December 31, 2012, other than the addition of accounting policies related to “Fair Value Measurements,” “Derivative Financial Instruments,” and “Short-term Investments” as disclosed below.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business. On February 25, 2013, the Company committed to a plan to sell its wholly-owned subsidiary, Angel.com Incorporated (“Angel.com”), which focused outside of the Company’s business intelligence software and services offerings. On March 15, 2013, the Company completed the sale of this business. Historical financial information presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Refer to Note 12, Discontinued Operations, to the Consolidated Financial Statements for further information.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not aware of any subsequent event which would require recognition or disclosure.

(b)	Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that is expected to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Inputs other than quoted prices that are either directly or indirectly observable, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Inputs that are generally unobservable, supported by little or no market activity, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

(c)	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company uses foreign currency forward contracts as part of its strategy to manage these risks but does not hold or issue derivative instruments for trading purposes or speculation. These foreign currency forward contracts do not meet the requirements for hedge accounting.

Derivative instruments are recorded on the balance sheet as either an asset or liability measured at their fair value as of the reporting date. Changes in the fair value of derivative instruments are recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations.

(d)	Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. We determine the appropriate classification of our short-term investments at the time of purchase.

The majority of the Company’s short-term investments are in U.S. Treasury securities and the Company has the ability and intent to hold these investments to maturity. Therefore, these short-term investments are classified and accounted for as held-to-maturity and are reported at amortized cost. Each reporting period, the Company determines whether a decline in fair value below the amortized cost for each individual security is other-than-temporary and if it would be required to sell the security before recovery of its amortized cost basis. If an other-than-temporary impairment has occurred, the amount representing the credit loss is recorded in “Other income (expense), net,” and the amount related to all other factors is recognized in “Accumulated other comprehensive loss.” Upon recognition of an other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		June 30, 2013
		Fair Value Measurements Using Input Types
	Location	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$54	$0	$54

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$49	$0	$49

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of June 30, 2013 were for durations of three months or less and consisted of the following sale contracts (amounts in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	995	$900	$(5)
Brazilian Real	BRL	2,740	1,200	(8)
British Pound	GBP	858	1,300	(4)
Canadian Dollar	CAD	264	250	(1)
Chinese Renminbi	CNY	6,234	1,000	(3)
Euro	EUR	2,770	3,657	51
Indian Rupee	INR	18,278	300	(2)
Japanese Yen	JPY	119,434	1,200	(4)
Korean Won	KRW	575,655	500	(2)
Mexican Peso	MXN	2,625	200	(1)
Polish Zloty	PLN	6,718	2,000	(10)
Singapore Dollar	SGD	381	300	(1)
South African Rand	ZAR	3,020	300	(1)
Swedish Krona	SEK	1,683	250	(1)
Swiss Franc	CHF	379	400	(1)
Turkish New Lira	TRY	491	250	(1)
United Arab Emirates Dirham	AED	1,105	300	(1)

			$14,307	$5

As of December 31, 2012, the Company held no foreign currency forward contracts.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in the fair value of our foreign currency forward contracts for each of the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Gains (Losses) on Derivative Instruments Recognized in Income
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012

Non-hedging derivative instruments:
Foreign currency forward contracts	Other income (expense), net	$5	$0	$5	$0

There were no transfers among the levels within the fair value hierarchy during each of the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

The Company also estimates the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the financial statements to approximate fair value due to their short maturities.

(4) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. The majority of the Company’s short-term investments are in U.S. Treasury securities, and the Company has the ability and intent to hold these investments to maturity. The stated maturity dates of these investments are between three months and one year from the purchase date. These held-to-maturity investments are recorded at amortized cost and included within “Short-term investments” on the Consolidated Balance Sheet. The fair value of held-to-maturity investments in U.S. Treasury securities is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).

The amortized cost, carrying value, and fair value of held-to-maturity investments at June 30, 2013 were $129.1 million, $129.1 million, and $129.1 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and six months ended June 30, 2013 and 2012. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of June 30, 2013. As of December 31, 2012, the Company held no held-to-maturity investments. As of June 30, 2013 and December 31, 2012, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	June 30, 2013	December 31, 2012
Billed and billable	$155,451	$176,511
Less: unpaid deferred revenue	(77,932)	(83,107)

Accounts receivable, gross	77,519	93,404
Less: allowance for doubtful accounts	(4,122)	(4,366)

Accounts receivable, net	$73,397	$89,038

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

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	June 30, 2013	December 31, 2012
Current:
Deferred product licenses revenue	$11,125	$12,252
Deferred product support revenue	149,280	145,343
Deferred subscription services revenue	7,968	6,569
Deferred other services revenue	14,612	15,650

Gross current deferred revenue and advance payments	182,985	179,814
Less: unpaid deferred revenue	(74,830)	(78,565)

Net current deferred revenue and advance payments	$108,155	$101,249

Non-current:
Deferred product licenses revenue	$3,306	$3,280
Deferred product support revenue	6,709	8,205
Deferred subscription services revenue	792	696
Deferred other services revenue	1,749	1,184

Gross non-current deferred revenue and advance payments	12,556	13,365
Less: unpaid deferred revenue	(3,102)	(4,542)

Net non-current deferred revenue and advance payments	$9,454	$8,823

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of June 30, 2013 or December 31, 2012.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com, pursuant to a stock purchase and sale agreement, which contains certain customary seller representations, warranties, and indemnification provisions.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The term of the lease expires in December 2020. At June 30, 2013 and December 31, 2012, deferred rent of $21.4 million and $22.7 million, respectively, is included in other long-term liabilities and $2.7 million and $2.5 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy Business Intelligence PlatformTM, MicroStrategy Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal. The Company filed its brief in opposition on July 25, 2013. The Company received indemnification requests from certain of its resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. On June 5, 2013, each party filed motions for summary judgment. Trial is scheduled to begin on November 18, 2013. The outcome of this matter is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”). On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements which the Company may enter into in the future. During each of the three and six months ended June 30, 2013 and 2012, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of June 30, 2013, pursuant to the 2005 Share Repurchase Program, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

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

The Company released a liability for unrecognized tax benefits of $1.4 million related to the German tax examination in the second quarter of 2013. As of June 30, 2013, the Company had recorded uncertain income tax positions of $16.2 million, which are recorded in other long-term liabilities. If recognized, $15.1 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by approximately $14.0 million primarily as a result of expiring statute of limitations periods. As of June 30, 2013, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $1.4 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	June 30, 2013	December 31, 2012
Deferred tax assets, net of deferred tax liabilities	$21,202	$23,757
Valuation allowance	(227)	(231)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$20,975	$23,526

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The valuation allowance as of June 30, 2013 and December 31, 2012 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the six months ended June 30, 2013, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produce significant variance in its annual effective tax rate. Therefore, the Company recorded a tax benefit for the six months ended June 30, 2013 based on the actual effective rate for the six months ended June 30, 2013 (i.e. the “cut-off” method). The effective tax rate for the six months ended June 30, 2012 was calculated based on an estimated annual effective tax rate plus discrete items, such as return to provision adjustments.

For the six months ended June 30, 2013, the Company recorded a benefit for income taxes from continuing operations of $2.3 million that resulted in an effective tax rate of 25.4%, as compared to a provision for income taxes from continuing operations of $4.1 million that resulted in an estimated annual effective tax rate of 31.1% for the six months ended June 30, 2012. The change in income taxes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the change in overall income level, the change in the proportion of U.S. versus foreign income, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit as of June 30, 2013.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the income tax benefit for the period ended June 30, 2013 does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held for sale, held by U.S. entities was $106.3 million and $39.2 million, respectively, and by non-U.S. entities was $211.5 million and $183.8 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

(10) Share-Based Compensation

The Company previously maintained share-based compensation arrangements under which directors, officers, employees, and other eligible participants received stock option awards to purchase the Company’s class A common stock. The Company has not granted any new share-based awards to purchase the Company’s class A common stock since the first quarter of 2004. As of June 30, 2013, there were no outstanding stock options granted under the Company’s stock plans.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three and six months ended June 30, 2013 and 2012 because the performance condition had not been satisfied.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. For the three and six months ended June 30, 2013, 27 and 2,037 potential shares of common stock, respectively, were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. Potential shares of common stock issuable upon exercise of outstanding stock options are calculated using the treasury stock method. As of June 30, 2013, there were no outstanding stock options granted under the Company’s stock plans.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Discontinued Operations

On February 25, 2013, the Company committed to a plan to sell its Angel.com business. The Company made the decision to sell Angel.com in order to focus on its business intelligence software and services offerings.

On March 15, 2013, the Company completed the sale of its equity interest in Angel.com for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. As of December 31, 2012, the associated assets and liabilities of the Angel.com business are classified as held-for-sale and are presented in the following table (in thousands):

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

The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three and six months ended June 30, 2013 and 2012, respectively, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Angel.com revenues	$0	$6,514	$6,320	$13,265

Angel.com pre-tax loss	$0	$989	$986	$2,191

MicroStrategy pre-tax (loss) gain on sale	$0	$0	$94,925	$0

(13) Segment Information

The Company manages its business in one operating segment – Business Intelligence (BI) Software and Services. As discussed in Note 12, the Angel.com business was sold on March 15, 2013. Prior to its

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The BI Software and Services operating segment is engaged in the design, development, marketing, and sales of business intelligence software through licensing arrangements and cloud-based subscriptions, and related services. It includes the MicroStrategy Analytics PlatformTM, the MicroStrategy Mobile App PlatformTM, MicroStrategy CloudTM, and MicroStrategy ExpressTM. The Company has also included the MicroStrategy Loyalty PlatformTM, branded as MicroStrategy Alert, and the MicroStrategy Identity PlatformTM, branded as MicroStrategy UsherTM, as part of the BI Software and Services operating segment for each of the three and six months ended June 30, 2013 and 2012 since these platforms generated no significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets and assets held-for-sale, (in thousands) according to geographic region:

	BI Software and Services
Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended June 30, 2013
Total revenues	$83,287	$38,608	$16,010	$137,905
Gross profit	61,154	27,083	13,222	101,459
Three months ended June 30, 2012
Total revenues	$81,111	$39,107	$15,106	$135,324
Gross profit	61,052	28,259	11,953	101,264
Six months ended June 30, 2013
Total revenues	$160,595	$76,544	$30,949	$268,088
Gross profit	117,280	53,012	25,449	195,741
Six months ended June 30, 2012
Total revenues	$160,107	$83,896	$29,655	$273,658
Gross profit	118,226	62,392	23,250	203,868
As of June 30, 2013
Long-lived assets	$95,206	$7,983	$6,489	$109,678
As of June 30, 2012
Long-lived assets	$96,979	$9,525	$6,121	$112,625

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and six months ended June 30, 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations. For the three and six months ended June 30, 2012, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the three and six months ended June 30, 2013 and 2012, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of June 30, 2013 and December 31, 2012, no individual foreign country accounted for 10% or more of total consolidated assets, excluding assets held-for-sale.

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

Overview

MicroStrategy® is a leading worldwide provider of enterprise software platforms. The Company’s mission is to provide the most flexible, powerful, scalable, and user-friendly platforms for analytics, mobile, identity, and loyalty, offered either on premises or in the cloud.

The MicroStrategy Analytics Platform enables organizations to analyze vast amounts of data and distribute actionable business insight throughout the enterprise. Our analytics platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime. The MicroStrategy Mobile App Platform lets organizations rapidly build information-rich applications that combine multimedia, transactions, analytics, and custom workflows. MicroStrategy Cloud is a cloud-based Platform-as-a-Service (PaaS) offering. It allows enterprises to deploy MicroStrategy analytics and mobile apps using MicroStrategy’s Analytics Platform and the MicroStrategy Mobile App Platform more quickly and with lower upfront costs than equivalent on-premises solutions. MicroStrategy Express is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber analytics and mobile apps with little or no assistance of internal IT professionals. MicroStrategy Express guides business people through a streamlined flow — from data-to-discovery-to-dashboard-to-distribution — and is available as a cloud-based service to allow rapid startup.

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, is a next-generation, mobile customer loyalty and engagement solution. It is designed to help companies compete effectively in the new mobile world by providing a powerful, new channel for targeted marketing, commerce, and consumer engagement. The MicroStrategy Identity Platform, branded as MicroStrategy Usher, provides organizations the ability to develop a secure mobile application for identity validation and credentials. It provides businesses with a mobile identity network alternative to traditional employee IDs, keys, and proximity cards, and helps companies to reduce fraud and cyber crime.

The MicroStrategy Analytics Platform and MicroStrategy Mobile App Platform, together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and six months ended June 30, 2013 and 2012, we did not generate significant revenues from MicroStrategy Express, the MicroStrategy Loyalty Platform, or the MicroStrategy Identity Platform.

We previously operated Angel.com, a provider of cloud-based Customer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers. On February 25, 2013, in connection with our consideration of strategic alternatives relating to our Angel.com business, we committed to a plan to sell the business. We made the decision to sell the business in order to focus on our business intelligence software and services offerings. On March 15, 2013, we completed the sale of our equity interest in Angel.com to Genesys Telecommunications Laboratories, Inc. As a result of the transaction, we received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale of our ownership interest in Angel.com resulted in us recognizing an after-tax gain of approximately $57.4 million in the first half of 2013, which included the cost of terminating all outstanding Angel.com employee stock options prior to the closing of the transaction and other costs associated with the sale. Accordingly, on our Consolidated Balance Sheets, we have classified the associated assets and liabilities of the Angel.com business as held-for-sale as of December 31, 2012. In our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture. All assets and liabilities that are reported in these financial statements as held-for-sale as of December 31, 2012 are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights (in thousands) for the three and six months ended June 30, 2013 and 2012:

	BI Software and Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Product licenses	$30,605	$31,890	$58,973	$69,343
Product support and other services	107,300	103,434	209,115	204,315

Total revenues	137,905	135,324	268,088	273,658

Cost of revenues
Product licenses	1,621	982	3,214	3,128
Product support and other services	34,825	33,078	69,133	66,662

Total cost of revenues	36,446	34,060	72,347	69,790

Gross profit	101,459	101,264	195,741	203,868

Operating expenses
Sales and marketing	52,686	48,693	103,400	103,834
Research and development	24,227	19,017	50,044	41,191
General and administrative	26,594	23,067	53,006	46,732

Total operating expenses	103,507	90,777	206,450	191,757

(Loss) income from continuing operations before financing and other income and income taxes	$(2,048)	$10,487	$(10,709)	$12,111

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

•	the introduction of new channels to enable customers to access our BI capabilities in the form of MicroStrategy Cloud and MicroStrategy Express;

•	enhancement of our mobile application platforms for creating and deploying BI applications to the expanding community of users of mobile devices;

•	expansion of our offerings to include new platforms derived from our software technology base, such as the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform;

•	sales and marketing activities to enhance corporate branding, obtain new customers, and expand and strengthen our existing customer base; and

•	maintaining a dedicated performance engineering team and conducting research and development focused on providing our customers with the highest levels of performance for BI applications of all sizes.

As part of these initiatives, we continue to make additional investments in research and development capabilities. We expect the level of investments and related expenses in 2013 to be higher than in 2012. We generated a loss from continuing operations for each of the three and six months ended June 30, 2013. If our revenues are not sufficient to offset our operating expenses or we are unable to timely adjust our operating expenses in response to any shortfall in anticipated revenue, we may continue to incur operating losses.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of June 30, 2013, we had a total of 3,186 employees, of whom 1,428 were based in the United States and 1,758 were based internationally. Of our 3,186 employees, 802 were engaged in sales and marketing, 909 in research and development, 1,001 in technical support and other services, and 474 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. During the three and six months ended June 30, 2012, we incurred approximately $0.5 million and $1.5 million, respectively, in general and administrative expenses for the fractional interest lease. We terminated the fractional interest lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. No such expenses were incurred for the three and six months ended June 30, 2013.

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

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2012, other than the addition of our accounting policies related to “Fair Value Measurements,” “Derivative Financial Instruments,” and “Short-term Investments” as disclosed in Note 1 “Summary of Significant Accounting Policies.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

International product licenses revenues	$(515)	$(1,115)	$(886)	$(1,552)
International product support revenues	(260)	(2,941)	(725)	(3,804)
International other services revenues	(245)	(1,602)	(584)	(2,130)

Cost of product support revenues	(41)	(85)	(81)	(113)
Cost of other services revenues	(21)	(1,657)	(120)	(2,345)
Sales and marketing expenses	(210)	(1,918)	(619)	(2,500)
Research and development expenses	123	41	161	177
General and administrative expenses	(35)	(492)	(126)	(694)

For example, if there had been no change to foreign currency exchange rates from 2012 to 2013, international product licenses revenues would have been $12.9 million rather than $12.4 million and $25.1 million rather than $24.2 million for the three and six months ended June 30, 2013, respectively. If there had been no change to foreign currency exchange rates from 2012 to 2013, sales and marketing expenses would have been $52.9 million rather than $52.7 million and $104.0 million rather than $103.4 million for the three and six months ended June 30, 2013, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Product Licenses Revenues:
Domestic	$18,250	$19,731	-7.5%	$34,806	$40,774	-14.6%
International	12,355	12,159	1.6%	24,167	28,569	-15.4%

Total product licenses revenues	$30,605	$31,890	-4.0%	$58,973	$69,343	-15.0%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	3	6	6	10
Between $0.5 million and $1.0 million in licenses revenue recognized	11	7	19	14

Total	14	13	25	24

Domestic:
More than $1.0 million in licenses revenue recognized	3	5	5	8
Between $0.5 million and $1.0 million in licenses revenue recognized	7	4	13	9

Total	10	9	18	17

International:
More than $1.0 million in licenses revenue recognized	0	1	1	2
Between $0.5 million and $1.0 million in licenses revenue recognized	4	3	6	5

Total	4	4	7	7

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$3,224	$8,031	-59.9%	$7,058	$18,241	-61.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	6,737	4,647	45.0%	12,685	9,923	27.8%
Less than $0.5 million in licenses revenue recognized	20,644	19,212	7.5%	39,230	41,179	-4.7%

Total	30,605	31,890	-4.0%	58,973	69,343	-15.0%

Domestic:
More than $1.0 million in licenses revenue recognized	3,224	6,882	-53.2%	5,981	13,239	-54.8%
Between $0.5 million and $1.0 million in licenses revenue recognized	4,390	2,757	59.2%	8,614	6,699	28.6%
Less than $0.5 million in licenses revenue recognized	10,636	10,092	5.4%	20,211	20,836	-3.0%

Total	18,250	19,731	-7.5%	34,806	40,774	-14.6%

International:
More than $1.0 million in licenses revenue recognized	0	1,149	-100.0%	1,077	5,002	-78.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,347	1,890	24.2%	4,071	3,224	26.3%
Less than $0.5 million in licenses revenue recognized	10,008	9,120	9.7%	19,019	20,343	-6.5%

Total	$12,355	$12,159	1.6%	$24,167	$28,569	-15.4%

Product licenses revenues decreased $1.3 million and $10.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 2013 and 2012, product licenses transactions with more than $0.5 million in recognized revenue represented 32.5% and 39.8%, respectively, of our product licenses revenues. For the six months ended June 30, 2013, our top three product licenses transactions totaled $3.9 million in recognized revenue, or 6.6% of total product licenses revenues, compared to $9.1 million, or 13.1% of total product licenses revenues, for the six months ended June 30, 2012.

Domestic product licenses revenues. Domestic product licenses revenues decreased $1.5 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue, partially offset by an increase in the number of transactions with between $0.5 million and $1.0 million in recognized revenue and an increase in the average deal size of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $6.0 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number of transactions with between $0.5 million and $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $0.2 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to an increase in the number of both transactions with between $0.5 million and $1.0 million in recognized revenue and transactions with less than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues decreased $4.4 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of both transactions with more than $1.0 million in recognized revenue and transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with between $0.5 million and $1.0 million in recognized revenue.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$39,632	$37,228	6.5%	$77,358	$73,382	5.4%
International	28,807	27,320	5.4%	56,431	54,076	4.4%

Total product support revenues	68,439	64,548	6.0%	133,789	127,458	5.0%

Consulting
Domestic	20,400	21,077	-3.2%	38,877	39,781	-2.3%
International	11,646	12,726	-8.5%	23,155	26,977	-14.2%

Total consulting revenues	32,046	33,803	-5.2%	62,032	66,758	-7.1%

Education	4,047	4,645	-12.9%	8,071	9,292	-13.1%
Subscription services	2,768	438	532.0%	5,223	807	547.2%

Total product support and other services revenues	$107,300	$103,434	3.7%	$209,115	$204,315	2.3%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which in most cases is one year. Product support revenues increased $3.9 million and $6.3 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of new product support contracts and an increase in domestic renewal rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three and six months ended June 30, 2013, as compared to the same periods in the prior year, primarily due to a decrease in billable hours internationally.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and six months ended June 30, 2013, as compared to the same periods in the prior year, primarily due to a decrease in private and custom courses delivered and shifting demand from traditional classroom training to virtual training within our perennial education pass program.

Subscription services revenues. Subscription services revenues are derived primarily from our Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased for the three and six months ended June 30, 2013, as compared to the same periods in the prior year, primarily due to an increase in new customers as our Cloud business continued to grow.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Cost of Revenues:
Product licenses	$1,621	$982	65.1%	$3,214	$3,128	2.7%
Product support	4,254	3,635	17.0%	8,455	7,203	17.4%
Consulting	25,024	26,179	-4.4%	49,660	52,862	-6.1%
Education	1,610	1,924	-16.3%	3,314	3,929	-15.7%
Subscription services	3,937	1,340	193.8%	7,704	2,668	188.8%

Total cost of revenues	$36,446	$34,060	7.0%	$72,347	$69,790	3.7%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.6 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $0.7 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012. Cost of product licenses revenues increased $0.1 million for the six months ended June 30, 2013, as compared to the same period in the prior year, due to a $1.4 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012, partially offset by a $1.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012. We expect to amortize the remaining balance of our products’ capitalized software development costs as of June 30, 2013 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Balance as of June 30, 2013 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$944	9
MicroStrategy 9.2.1	734	12
MicroStrategy 9.3	5,975	27
New product development	1,736	n/a

Total capitalized software development costs	$9,389

During the three months ended June 30, 2013, we also recorded $1.7 million in capitalized software development costs associated with development efforts related to new products. Upon these products becoming generally available, these costs will begin to be amortized over the estimated product life of 36 months.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.6 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to a $0.5 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base, and a $0.1 million increase in facility and other related support costs. Product support headcount increased 12.4% to 172 at June 30, 2013 from 153 at June 30, 2012.

Cost of product support revenues increased $1.3 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $0.9 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base and a $0.2 million increase in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $1.2 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to a

$2.2 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.4 million increase in travel and entertainment expenditures, a $0.3 million increase in subcontractor costs, and a $0.3 million increase in facility and other related support costs. Consulting headcount decreased 9.1% to 757 at June 30, 2013 from 833 at June 30, 2012.

Cost of consulting revenues decreased $3.2 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $5.1 million decrease in compensation and related costs due to a decrease in staffing levels, partially offset by a $0.9 million increase in subcontractor costs, a $0.6 million increase in facility and other related support costs, and a $0.5 million increase in travel and entertainment expenditures.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.3 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to a $0.3 million decrease in compensation and related costs due to a decrease in staffing levels. Education headcount decreased 8.7% to 42 at June 30, 2013 from 46 at June 30, 2012.

Cost of education revenues decreased $0.6 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $2.6 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $1.7 million increase in equipment depreciation and facility and other related support costs, a $0.5 million increase in consulting and advisory costs, and a $0.3 million increase in compensation and related costs due to an increase in staffing levels. Subscription services headcount increased 150.0% to 30 at June 30, 2013 from 12 at June 30, 2012.

Cost of subscription services revenues increased $5.0 million for the six months ended June 30, 2013, as compared to the same period in the prior year, due to a $3.4 million increase in equipment depreciation and facility and other related support costs, a $1.0 million increase in consulting and advisory costs, and a $0.6 million increase in compensation and related costs due to an increase in staffing levels.

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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

BI Software and Services	$52,686	$48,693	8.2%	$103,400	$103,834	-0.4%

Sales and marketing expenses increased $4.0 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $3.3 million increase in compensation, variable compensation and related costs, a $0.5 million increase in travel and entertainment expenditures, a $0.3 million increase in recruiting expenditures, a $0.3 million increase in facilities and other related support costs, and a $0.1 million increase in subcontractor costs, partially offset by a $0.6 million decrease in marketing and advertising costs. Sales and marketing headcount increased 10.0% to 802 at June 30, 2013 from 729 at June 30, 2012. We do not expect to increase sales and marketing headcount significantly in the near term.

Sales and marketing expenses decreased $0.4 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $1.5 million decrease in marketing and advertising costs and a $1.0 million decrease in travel and entertainment expenditures, partially offset by a $1.1 million increase in compensation, variable compensation and related costs, a $0.6 million increase in recruiting expenditures, and a $0.3 million increase in facilities and other related support costs.

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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

BI Software and Services	$26,594	$23,067	15.3%	$53,006	$46,732	13.4%

General and administrative expenses increased $3.5 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to a $3.1 million increase in compensation and related costs due to an increase in staffing levels, a $1.1 million increase in facility and other related support costs, and a $0.3 million increase in travel and entertainment expenditures, partially offset by a $0.5 million decrease in third-party legal, consulting, and other advisory costs and a $0.5 million decrease in other aircraft-related operating costs. General and administrative headcount increased 20.3% to 474 at June 30, 2013 from 394 at June 30, 2012. We do not expect to increase general and administrative headcount significantly in the near term.

General and administrative expenses increased $6.3 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $5.9 million increase in compensation and related costs due to an increase in staffing levels and an increase in variable compensation resulting from the sale of Angel.com, a $1.8 million increase in facility and other related support costs, a $0.3 million increase in travel and entertainment expenditures, and a $0.2 million increase in recruiting costs, partially offset by a $0.9 million decrease in third-party legal, consulting, and other advisory costs and a $0.9 million decrease in other aircraft-related operating costs.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

Gross research and development expenses before capitalized software development costs	$25,963	$24,067	7.9%	$51,780	46,241	12.0%
Capitalized software development costs	(1,736)	(5,050)	-65.6%	(1,736)	(5,050)	-65.6%

Total research and development expenses	$24,227	$19,017	27.4%	$50,044	$41,191	21.5%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,353	$674	100.7%	$2,706	$2,656	1.9%

Research and development expenses, before capitalization of software development costs, increased $1.9 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to a $2.3 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.4 million decrease in facilities and other related support costs. Research and development headcount increased 15.2% to 909 at June 30, 2013 from 789 at June 30, 2012.

Research and development expenses, before capitalization of software development costs, increased $5.5 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to a $5.2 million increase in compensation and related costs due to an increase in staffing levels, partially offset by a $0.1 million decrease in facilities and other related support costs.

For the six months ended June 30, 2013, our research and development personnel were focused on the following: 63.9% on the MicroStrategy Analytics Platform, the MicroStrategy Mobile App Platform, MicroStrategy Cloud, and MicroStrategy Express, and 36.1% on other research and development, including the MicroStrategy Loyalty Platform, the MicroStrategy Identity Platform, and internal information technology initiatives.

Provision for Income Taxes

In the second quarter of 2013, we determined that we were unable to make a reliable estimate of the 2013 annual effective tax rate as relatively small changes in projected income or loss produce a significant variance in our annual effective tax rate. Therefore, we recorded a tax benefit for the six months ended June 30, 2013 based on the actual effective rate for the six months ended June 30, 2013 (i.e. the “cut-off” method). For the six months ended June 30, 2013, we recorded a benefit for income taxes from continuing operations of $2.3 million that resulted in an effective tax rate of 25.4%, as compared to a provision for income taxes from continuing operations of $4.1 million that resulted in an estimated annual effective tax rate of 31.1% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2012 was calculated based on an estimated annual effective tax rate plus discrete items, such as return to provision adjustments. The change in income taxes for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the change in overall income level, the change in the proportion of U.S. versus foreign income, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit as of June 30, 2013.

As of June 30, 2013, we estimated that the Company will have no U.S. net operating loss (“NOL”) carryforwards. All U.S. NOLs have been utilized due to the taxable gain arising from the sale of Angel.com. In addition, the Company was able to recognize and utilize the NOLs arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in the prior years. Accordingly, equity increased by $23.6 million during the six months ended June 30, 2013. As of June 30, 2013, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $21.0 million. As of June 30, 2013, we had a valuation allowance of $0.2 million primarily related to certain foreign NOL carryforwards.

Except as discussed below, we intend to indefinitely reinvest the accumulated undistributed earnings of certain foreign subsidiaries. Therefore, the income tax benefit for the period ended June 30, 2013 did not include any provision for U.S. federal and state taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of June 30, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held-for-sale, held by U.S. entities was $106.3 million and $39.2 million, respectively, and by non-U.S. entities was $211.5 million and $183.8 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

Discontinued Operations

On February 25, 2013, we committed to a plan to sell our Angel.com business. We have reported this business as “discontinued” on our Consolidated Statements of Operations because we have no continuing involvement with or cash flows from this business following its divestiture.

On March 15, 2013, we completed the sale of our equity interest in Angel.com and received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. We reclassified revenues and expenses associated with the Angel.com business to discontinued operations for all periods presented. The following table summarizes the gain from the sale of discontinued operations, net of tax, and loss from discontinued operations, net of tax, (in thousands) and percentage changes for the periods indicated:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

Gain on sale of discontinued operations, net of tax	$0	$0	n/a	$57,377	$0	n/a

Loss from discontinued operations, net of tax	$0	$657	-100.0%	$595	$1,446	-58.9%

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support, subscription services, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	June 30, 2013	December 31, 2012	June 30, 2012
Current:
Deferred product licenses revenue	$11,125	$12,252	$9,044
Deferred product support revenue	149,280	145,343	136,815
Deferred subscription services revenue	7,968	6,569	1,644
Deferred other services revenue	14,612	15,650	14,049

Gross current deferred revenue and advance payments	182,985	179,814	161,552
Less: unpaid deferred revenue	(74,830)	(78,565)	(56,590)

Net current deferred revenue and advance payments	$108,155	$101,249	$104,962

Non-current:
Deferred product licenses revenue	$3,306	$3,280	$3,033
Deferred product support revenue	6,709	8,205	8,379
Deferred subscription services revenue	792	696	802
Deferred other services revenue	1,749	1,184	815

Gross non-current deferred revenue and advance payments	12,556	13,365	13,029
Less: unpaid deferred revenue	(3,102)	(4,542)	(2,668)

Net non-current deferred revenue and advance payments	$9,454	$8,823	$10,361

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $2.4 million as of June 30, 2013, as compared to December 31, 2012, primarily due to an increase in the number of technical support and subscription services contracts in our installed customer base, partially offset by the recognition of previously deferred product licenses, and other services revenues. Total gross deferred revenue and advance payments increased $21.0 million as of June 30, 2013, as compared to June 30, 2012, primarily due to increases in the number of product licenses, product support, subscription services, and other services contracts in our installed customer base.

We expect to recognize approximately $183.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of June 30, 2013, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018, totaling approximately $111.4 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in bank demand deposits and U.S. Treasury bills. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

As of June 30, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held-for-sale, held by U.S. entities were $106.3 million and $39.2 million, respectively, and by non-U.S. entities were $211.5 million and $183.8 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents and short-term investments held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

On March 15, 2013, we completed the sale of our equity interest in Angel.com to Genesys Telecommunications Laboratories, Inc. for consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. The net proceeds from the sale of Angel.com helped strengthen our balance sheet and will be used for general corporate purposes.

We believe that existing cash and cash equivalents and short-term investments held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Six Months Ended June 30,		%
	2013	2012	Change

Net cash (used in) provided by operating activities from continuing operations	$(15,950)	$22,435	-171.1%
Net cash used in investing activities from continuing operations	$(139,784)	$(25,068)	457.6%
Net cash provided by financing activities from continuing operations	$23,597	$2,947	700.7%

Net Cash Used in Operating Activities from Continuing Operations. The primary source of our cash provided by operating activities from continuing operations is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, subscription services, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash used in operating activities from continuing operations was $16.0 million for the six months ended June 30, 2013. Net cash provided by operating activities from continuing operations was $22.4 million for the six months ended June 30, 2012. The decrease in net cash provided by operating activities from continuing operations during the six months ended June 30, 2013, as compared to the same period in the prior year, was primarily due to a $33.4 million decrease from changes in non-cash items and a $15.7 million decrease in income from continuing operations, partially offset by a $10.8 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases of short-term investments, expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities from continuing operations was $139.8 million and $25.1 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2013, as compared to the same period in the prior year, was primarily due to $129.0 million increase in purchases of short-term investments and a $3.2 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, which was damaged in the first quarter of 2010 and subsequently repaired and returned to service in the second quarter of 2012, partially offset by a $14.3 million decrease in purchases of property and equipment, comprised primarily of decreases in computer equipment purchases, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements and a $3.3 million decrease in capitalized software development costs.

Net Cash Provided by Financing Activities from Continuing Operations. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options. Net cash provided by financing activities from continuing operations was $23.6 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash provided by financing activities from continuing operations for the six months ended June 30, 2013, as compared to the same period in the prior year, was primarily due to a $23.6 million increase in excess tax benefits, generated primarily from stock option exercises in previous years, that were recognized in the current year due to the taxable gain arising from the sale of Angel.com.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of June 30, 2013:

	Payments due by period ended June 30,
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations:
Operating leases	$122,677	$24,257	$36,051	$27,737	$34,632
Capital leases and other financing arrangements	5,774	2,375	3,371	28	0

Total	$128,451	$26,632	$39,422	$27,765	$34,632

Unrecognized Tax Benefits. As of June 30, 2013, we had $16.2 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of June 30, 2013, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of June 30, 2013, we held approximately $129.1 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 39.6% and 40.1% of our total revenues from continuing operations for the three months ended June 30, 2013 and 2012, respectively, and 40.1% and 41.5% of our total revenues from continuing operations for the six months ended June 30, 2013 and 2012, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. In addition, beginning in the three months ended June 30, 2013, we have entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of June 30, 2013 and December 31, 2012, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.7%, respectively. The decrease in exposure as of June 30, 2013 was primarily due to an increase in domestic cash resulting from the Angel.com sale and a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to the prior year. Our foreign currency forward contracts have the effect of decreasing the exposure on our aggregate reported cash and cash equivalents and short-term investments to less than 0.1% as of June 30, 2013. If average exchange rates during the six months ended June 30, 2013 had changed unfavorably by 10%, our revenues for the six months ended June 30, 2013 would have decreased by 3.6%. During the six months ended June 30, 2013, our revenues decreased 0.8% as a result of a 1.5% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal. The Company filed its brief in opposition on July 25, 2013. We have received indemnification requests from certain of our resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. On June 5, 2013, each party filed motions for summary judgment. Trial is scheduled to begin on November 18, 2013. The outcome of this matter is not presently determinable.

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

We incurred a loss from continuing operations in the first half of 2013 and we may not generate profits in the future

We generated a loss from continuing operations for the six months ended June 30, 2013 and we may not generate profits on a quarterly or annual basis in the future.

Over the course of 2012 and the first half of 2013, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for BI applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. As a result, our cost of revenues and operating expenses have significantly increased. If our revenues do not increase sufficiently to offset these increased operating expenses, or we are unable to timely adjust our operating expenses, we may continue to incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of June 30, 2013, we had $23.3 million of deferred tax assets, net of a $0.2 million valuation allowance, and if we do not generate profits in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with the various European sovereign debt crises, issues related to the United States’ debt ceiling and tax rates, and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics Platform and related products and services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy Analytics Platform software as a result of, among other factors, any change in our pricing model, increased competition, a maturation in the markets for these products, or other risks described in this document.

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

•	our ability to continue to support a number of popular operating systems and databases;

•	our ability to maintain and improve our current offerings; and

•	our ability to rapidly develop new offerings and product enhancements that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

Business intelligence applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

The introduction of our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

While we have historically offered our BI platform principally in the form of a perpetual software license, we recently introduced MicroStrategy Cloud, a cloud-based BI PaaS that is available by subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy Analytics Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of MicroStrategy Express, the MicroStrategy Loyalty Platform, and the MicroStrategy Identity Platform, none of which have generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the six months ended June 30, 2013, transactions by channel partners for which we recognized revenues accounted for 21.9% of our total product licenses revenues. Our channel partners generally offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $195.5 million as of June 30, 2013. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $77.9 million, resulting in net current and non-current deferred revenue and advance payments of $117.6 million as of June 30, 2013. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018 totaling $111.4 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 39.6% and 40.1% of our total revenues from continuing operations for the three months ended June 30, 2013 and 2012, respectively, and 40.1% and 41.5% of our total revenues from continuing operations for the six months ended June 30, 2013 and 2012, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export restrictions, and other trade barriers;

•	costs of localizing offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including labor laws;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures; and

•	political instability in the countries where we are doing business.

As part of its 2014 budget proposal, the Obama Administration released a set of corporate tax reform proposals in April 2013; in addition, various corporate tax reform bills are currently under consideration by Congress. These proposals include unspecified corporate income tax rate cuts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings, and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve more lengthy, complex, and unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single business intelligence vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the six months ended June 30, 2013 and 2012, our top three product licenses transactions with recognized revenue totaled $3.9 million and $9.1 million, respectively, or 6.6% and 13.1% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers and require considerable effort on the part of customers to assess alternative products and require additional levels of management approval before being concluded. They are also often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers’ purchasing decisions may be postponed or delayed from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in the reduction of estimated revenue and earnings in future periods.

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

Changes in laws or regulations relating to privacy or protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including MicroStrategy Cloud, MicroStrategy Express, the MicroStrategy Loyalty Platform, and the MicroStrategy Identity Platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers in our cloud, networks, and other systems, including personal data, is increasing. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

The interpretation and application of laws and regulations relating to privacy and data protection are currently unsettled both in the U.S. and internationally. These laws and regulations may be interpreted and applied inconsistently from country to country, and these interpretations and applications may be inconsistent with our policies and practices. In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could materially adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could materially adversely affect our business and operating results. For example, legislation and regulation regarding mobile data collection continue to evolve and if laws or regulations restricting or limiting the collection or use of mobile data are enacted, they may reduce demand for certain of our services or require changes to our business practices, which could materially adversely affect our business and operating results.

If we experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our cloud, networks, or other systems, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our cloud, networks, and other systems. We have security measures in place to help protect our customers’ data, our data, and our cloud, networks, and other systems against unauthorized access. However, there can be no assurance that these security measures will be effective against all security threats. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our cloud, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reducing the demand for our offerings and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the number and scale of our cloud-based offerings and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

Third parties may claim we infringe their intellectual property rights

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent and trademark rights. We expect the number of such claims will increase as we continue to expand our offerings and branding, the number of offerings and level of competition in our industry segments grow, the functionality of offerings overlap, and the volume of issued patents, patent applications, and trademark registrations continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

Because of the rights of our two classes of common stock, and because we are controlled by our existing holders of class B common stock, these stockholders could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of July 23, 2013, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of July 23, 2013. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

We rely on the “controlled company” exemption from certain corporate governance requirements for Nasdaq-listed companies, which could make our class A common stock less attractive to some investors or otherwise materially adversely affect our stock price

Because we qualify as a “controlled company” under the corporate governance rules for Nasdaq-listed companies, we are not required to have a majority of our board of directors be comprised of independent directors. Additionally, our board of directors is not required to have an independent compensation or nominating committee, or to have the independent directors exercise the nominating function. We also are not required to have the compensation of our executive officers be determined by a compensation committee of independent directors or a majority of the independent members of our board of directors. In addition, we are not required to empower our compensation committee with the authority to engage the services of any compensation consultants, legal counsel, or other advisors, or to have the compensation committee assess the independence of compensation consultants, legal counsel, and other advisors that it engages.

In light of our status as a controlled company, our board of directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the board of directors be directly responsible for nominating members of the board. A majority of our board of directors is currently comprised of independent directors, and our board of directors has established a compensation committee comprised entirely of independent directors. The compensation committee determines the compensation of our chief executive officer. However, our board of directors has authorized our chief executive officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the compensation committee, except that certain executive officer compensation that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code is determined by the compensation committee pursuant to the requirements of Section 162(m). Additionally, while our compensation committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

During the three months ended June 30, 2013, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President & Chief Financial Officer

Date: August 1, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of 2013 Cash Bonus Arrangements for Michael J. Saylor, Jonathan F. Klein, Douglas K. Thede, and Peng Xiao (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 under the headings “2013 CEO Bonus Formula”, “2013 President Bonus Formulas”, and “2013 Cash Bonus Targets for Chief Financial Officer and Chief Technology Officer” and incorporated by reference herein).

10.2† *	Senior Executive Vice President & Chief Operating Officer 2013 Bonus Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 and incorporated by reference herein).

10.3†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Extension Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

†	Management contracts and compensatory plans or arrangements
*	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.
+	furnished, not filed, herewith