Form 10-Q
period 2013-09-30
MICROSTRATEGY INC
filed 2013-10-30
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on October 22, 2013 was 9,073,710 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2012, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1

	Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012	2

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2013 and 2012	3

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	57

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,777	$223,043
Restricted cash	194	50
Short-term investments	180,171	36
Accounts receivable, net	62,869	89,038
Prepaid expenses and other current assets	13,597	12,689
Deferred tax assets, net	21,038	26,616
Assets held-for-sale	0	10,571

Total current assets	441,646	362,043

Property and equipment, net	89,165	96,751
Capitalized software development costs, net	11,896	10,360
Deposits and other assets	6,882	5,120
Deferred tax assets, net	3,088	3,664

Total assets	$552,677	$477,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,864	$40,905
Accrued compensation and employee benefits	64,450	71,789
Deferred revenue and advance payments	117,785	101,249
Deferred tax liabilities	336	523
Liabilities held-for-sale	0	4,689

Total current liabilities	219,435	219,155

Deferred revenue and advance payments	9,131	8,823
Other long-term liabilities	26,602	43,418
Deferred tax liabilities	5,427	6,231

Total liabilities	260,595	277,627

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,462 shares issued and 9,057 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	492,453	468,087
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(1,294)	(1,515)
Retained earnings	276,090	208,906

Total Stockholders’ Equity	292,082	200,311

Total Liabilities and Stockholders’ Equity	$552,677	$477,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Revenues:
Product licenses	$33,753	$31,736
Product support and other services	108,166	104,344

Total revenues	141,919	136,080

Cost of revenues:
Product licenses	1,336	1,059
Product support and other services	31,917	33,788

Total cost of revenues	33,253	34,847

Gross profit	108,666	101,233

Operating expenses:
Sales and marketing	50,798	49,551
Research and development	21,977	21,920
General and administrative	24,265	22,460

Total operating expenses	97,040	93,931

Income from continuing operations	11,626	7,302
Interest income, net	80	41
Other expense, net	(3,213)	(112)

Income from continuing operations before income taxes	8,493	7,231
(Benefit from) provision for income taxes	(8,653)	2,097

Income from continuing operations, net of tax	17,146	5,134

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $0, respectively)	0	0
Loss from discontinued operations, net of tax benefit ($0 and $219, respectively)	0	(371)

Discontinued operations, net of tax	0	(371)

Net income	$17,146	$4,763

Basic earnings (loss) per share (1)
From continuing operations	$1.52	$0.46
From discontinued operations	0	(0.03)

Basic earnings per share	$1.52	$0.43

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,301	11,050

Diluted earnings (loss) per share (1)
From continuing operations	$1.52	$0.46
From discontinued operations	0	(0.03)

Diluted earnings per share	$1.52	$0.43

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,301	11,197

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Revenues:
Product licenses	$92,726	$101,079
Product support and other services	317,281	308,659

Total revenues	410,007	409,738

Cost of revenues:
Product licenses	4,550	4,187
Product support and other services	101,050	100,450

Total cost of revenues	105,600	104,637

Gross profit	304,407	305,101

Operating expenses:
Sales and marketing	154,198	153,385
Research and development	72,021	63,111
General and administrative	77,271	69,192

Total operating expenses	303,490	285,688

Income from continuing operations	917	19,413
Interest income, net	463	93
Other (expense) income, net	(1,924)	764

(Loss) income from continuing operations before income taxes	(544)	20,270
(Benefit from) provision for income taxes	(10,946)	6,147

Income from continuing operations, net of tax	10,402	14,123

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($37,548 and $0, respectively)	57,377	0
Loss from discontinued operations, net of tax benefit ($391 and $964, respectively)	(595)	(1,817)

Discontinued operations, net of tax	56,782	(1,817)

Net income	$67,184	$12,306

Basic earnings (loss) per share (1)
From continuing operations	$0.92	$1.30
From discontinued operations	5.03	(0.17)

Basic earnings per share	$5.95	$1.13

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,299	10,911

Diluted earnings (loss) per share (1)
From continuing operations	$0.92	$1.26
From discontinued operations	5.03	(0.16)

Diluted earnings per share	$5.95	$1.10

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,300	11,137

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)

Net income	$17,146	$4,763
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	1,042	404
Unrealized (loss) gain on short-term investments	(6)	2

Total other comprehensive income	1,036	406

Comprehensive income	$18,182	$5,169

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)

Net income	$67,184	$12,306
Other comprehensive income, net of applicable taxes:
Foreign currency translation adjustment	231	180
Unrealized loss on short-term investments	(10)	(3)

Total other comprehensive income	221	177

Comprehensive income	$67,405	$12,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities:
Net income	$67,184	$12,306
Plus: (Income) loss from discontinued operations, net of tax	(56,782)	1,817

Income from continuing operations, net of tax	10,402	14,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,620	16,197
Bad debt expense	3,402	4,822
Deferred taxes	(4,035)	2,239
Release of liabilities for unrecognized tax benefits	(14,145)	0
Share-based compensation expense	444	0
Excess tax benefits from share-based compensation arrangements	(23,580)	0
Other, net	(36)	0
Changes in operating assets and liabilities:
Accounts receivable	22,389	15,131
Prepaid expenses and other current assets	88	(2,107)
Deposits and other assets	503	539
Accounts payable and accrued expenses	(8,008)	2,422
Accrued compensation and employee benefits	(6,908)	(6,402)
Deferred revenue and advance payments	17,723	(2,090)
Other long-term liabilities	(2,606)	(1,427)

Net cash provided by operating activities from continuing operations	15,253	43,447
Net cash used in operating activities from discontinued operations	(664)	(2,260)

Net cash provided by operating activities	14,589	41,187

Investing activities:
Proceeds from redemption of short-term investments	29,000	0
Purchases of property and equipment	(10,019)	(26,884)
Purchases of short-term investments	(209,115)	0
Capitalized software development costs	(5,414)	(8,148)
Insurance proceeds	0	3,206
(Increase) decrease in restricted cash	(97)	74

Net cash used in investing activities from continuing operations	(195,645)	(31,752)
Net cash provided by (used in) investing activities from discontinued operations	99,136	(1,127)

Net cash used in investing activities	(96,509)	(32,879)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	341	8,957
Excess tax benefits from share-based compensation arrangements	23,580	0
Payments on capital lease obligations and other financing arrangements	(2,037)	(256)

Net cash provided by financing activities from continuing operations	21,884	8,701
Net cash provided by financing activities from discontinued operations	0	0

Net cash provided by financing activities	21,884	8,701
Effect of foreign exchange rate changes on cash and cash equivalents	(580)	(34)

Net (decrease) increase in cash and cash equivalents	(60,616)	16,975
Cash and cash equivalents (including held-for-sale of $1,350 and $5,300, respectively), beginning of period	224,393	199,634

Cash and cash equivalents (including held-for-sale of $0 and $1,840, respectively), end of period	$163,777	$216,609

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$3,793	$0

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

The Consolidated Financial Statements and notes are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies since December 31, 2012, other than the addition of accounting policies related to “Fair Value Measurements,” “Derivative Financial Instruments,” “Short-term Investments,” and “Share-based Compensation” as disclosed below.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business. On February 25, 2013, the Company committed to a plan to sell its wholly-owned subsidiary, Angel.com Incorporated (“Angel.com”), which focused outside of the Company’s analytics software and services offerings. On March 15, 2013, the Company completed the sale of this business. Historical financial information presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Refer to Note 12, Discontinued Operations, to the Consolidated Financial Statements for further information.

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

(e)	Share-based Compensation

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan, under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period. The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. See Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the Company’s 2013 Stock Incentive Plan, related share-based compensation expense, and assumptions used in the Black-Scholes option pricing model.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

(3) Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		September 30, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$0	$0	$0

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$42	$0	$42

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of September 30, 2013 were for durations of three months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	1,081	$1,000	$(2)
Brazilian Real	BRL	2,287	1,000	(9)
British Pound	GBP	807	1,300	(5)
Canadian Dollar	CAD	414	400	0
Chinese Renminbi	CNY	9,262	1,500	(4)
Euro	EUR	3,554	4,800	(7)
Indian Rupee	INR	12,933	200	(1)
Japanese Yen	JPY	128,089	1,300	(5)
Korean Won	KRW	758,933	700	(2)
Mexican Peso	MXN	2,659	200	(1)
Polish Zloty	PLN	5,033	1,600	(2)
Russian Rouble	RUB	6,596	200	0
Singapore Dollar	SGD	503	400	(1)
South African Rand	ZAR	7,139	700	0
Swedish Krona	SEK	1,936	300	0
Swiss Franc	CHF	272	300	(1)
Turkish New Lira	TRY	207	100	(1)
United Arab Emirates Dirham	AED	737	200	(1)

			$16,200	$(42)

As of December 31, 2012, the Company held no foreign currency forward contracts.

Changes in the fair value of our foreign currency forward contracts for each of the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Gains (Losses) on Derivative Instruments Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012

Non-hedging derivative instruments:
Foreign currency forward contracts outstanding	Other income (expense), net	$(47)	$0	$(42)	$0

Foreign currency forward contracts settled	Other income (expense), net	$(524)	$0	$(524)	$0

There were no transfers among the levels within the fair value hierarchy during each of the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. The majority of the Company’s short-term investments are in U.S. Treasury securities, and the Company has the ability and intent to hold these investments to maturity. The stated maturity dates of these investments are between three months and one year from the purchase date. These held-to-maturity investments are recorded at amortized cost and included within “Short-term investments” on the Consolidated Balance Sheets. The fair value of held-to-maturity investments in U.S. Treasury securities is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).

The amortized cost, carrying value, and fair value of held-to-maturity investments at September 30, 2013 were $180.1 million, $180.1 million, and $180.2 million, respectively. The gross unrecognized holding gains and losses were not material for each of the three and nine months ended September 30, 2013 and 2012. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of September 30, 2013. As of December 31, 2012, the Company had no held-to-maturity investments. As of September 30, 2013 and December 31, 2012, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	September 30, 2013	December 31, 2012
Billed and billable	$130,301	$176,511
Less: unpaid deferred revenue	(63,249)	(83,107)

Accounts receivable, gross	67,052	93,404
Less: allowance for doubtful accounts	(4,183)	(4,366)

Accounts receivable, net	$62,869	$89,038

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	September 30, 2013	December 31, 2012
Current:
Deferred product licenses revenue	$9,419	$12,252
Deferred product support revenue	146,633	145,343
Deferred subscription services revenue	7,891	6,569
Deferred other services revenue	14,074	15,650

Gross current deferred revenue and advance payments	178,017	179,814
Less: unpaid deferred revenue	(60,232)	(78,565)

Net current deferred revenue and advance payments	$117,785	$101,249

Non-current:
Deferred product licenses revenue	$2,978	$3,280
Deferred product support revenue	6,655	8,205
Deferred subscription services revenue	861	696
Deferred other services revenue	1,654	1,184

Gross non-current deferred revenue and advance payments	12,148	13,365
Less: unpaid deferred revenue	(3,017)	(4,542)

Net non-current deferred revenue and advance payments	$9,131	$8,823

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum is not always explicitly stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of September 30, 2013 or December 31, 2012.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com, pursuant to a stock purchase and sale agreement, which contains certain customary seller representations, warranties, and indemnification provisions.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The term of the lease expires in December 2020. At September 30, 2013 and December 31, 2012, deferred rent of $20.7 million and $22.7 million, respectively, is included in other long-term liabilities, and $2.8 million and $2.5 million, respectively, is included in current accrued expenses.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9TM, MicroStrategy Intelligence ServerTM, MicroStrategy Business Intelligence PlatformTM, MicroStrategy Cloud PersonalTM, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal. The Company filed its brief in opposition on July 25, 2013, and DataTern filed its reply brief on August 12, 2013. The appeal has not yet been scheduled for oral argument. The Company has received indemnification requests from certain of its resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. On June 5, 2013, each party filed motions for summary judgment, and the court heard arguments regarding these motions on July 25, 2013. On September 19, 2013, the court issued a claims construction clarification order. Vasudevan has stated that this order meant that it could not prove infringement and filed a stipulation of non-infringement on October 16, 2013. Following Vasudevan’s stipulation, on October 17, 2013, the court dismissed the case, entered judgment of non-infringement based upon Vasudevan’s stipulation, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. Vasudevan is likely to appeal the court’s claims construction clarification order and invalidity judgment. The outcome of this matter on appeal is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors previously authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2013 (the “2005 Share Repurchase Program”). On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During each of the three and nine months ended September 30, 2013 and 2012, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of September 30, 2013, pursuant to the 2005 Share Repurchase Program, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2010. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2005 and forward that were used in later tax years. The Company is currently under tax examination in Spain. The Company settled a tax examination in Germany covering the years 2005-2008 in April 2013.

The Company released a liability for unrecognized tax benefits of $1.4 million related to the German tax examination in the second quarter of 2013 and $12.7 million due to the expiration of the statute of limitations in the third quarter of 2013. As of September 30, 2013, the Company had recorded unrecognized tax benefits of $2.9 million, which are recorded in other long-term liabilities. If recognized, $2.4 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to decrease by approximately $0.8 million primarily as a result of expiring statute of limitations periods. As of September 30, 2013, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	September 30, 2013	December 31, 2012
Deferred tax assets, net of deferred tax liabilities	$18,595	$23,757
Valuation allowance	(232)	(231)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$18,363	$23,526

The valuation allowance as of September 30, 2013 and December 31, 2012 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

In accordance with FASB Accounting Standards Codification 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period. If, however, the entity is unable to reliably estimate its annual effective tax rate, then the actual effective tax rate for the year-to-date may be the best annual effective tax rate estimate. For the nine months ended September 30, 2013, the Company determined that it was unable to make a reliable estimate of the annual effective tax rate as relatively small changes in its projected income or loss produce significant variance in its annual effective tax rate. Therefore, the Company recorded a tax benefit for the nine months ended September 30, 2013 based on the actual effective rate for the nine months ended September 30, 2013 (i.e. the “cut-off” method). The effective tax rate for the nine months ended September 30, 2012 was calculated based on an estimated annual effective tax rate plus discrete items, such as return to provision adjustments.

For the nine months ended September 30, 2013, the Company recorded a benefit for income taxes from continuing operations of $10.9 million that resulted in an effective tax rate of 2,012.1%, as compared to an estimated annual effective tax rate of 30.3%, resulting in a provision for income taxes from continuing operations of $6.1 million for the nine months ended September 30, 2012. The change in income taxes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the release of liabilities for unrecognized tax benefits as the statute of limitations with respect to certain previously filed tax returns expired in the third quarter of 2013, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit in the first quarter of 2013.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of certain foreign subsidiaries. Therefore, the income tax benefit for the period ended September 30, 2013 does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of September 30, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held for sale, held by U.S. entities was $127.7 million and $39.2 million, respectively, and by non-U.S. entities was $216.3 million and $183.8 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

(10) Share-based Compensation

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation. The Board of Directors authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. No awards may be issued more than ten years after the 2013 Plan’s effective date. Shares issued under the 2013 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Stock options that are granted under the 2013 Plan have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee of the Board of Directors, and expire no later than ten years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. The Company expects to obtain stockholder approval of the 2013 Plan at the Company’s annual meeting of stockholders in 2014.

The Black-Scholes option pricing model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The Company estimates the term over which optionholders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the 2013 Plan. The Company relies exclusively on its historical stock price volatility to estimate the expected stock price volatility over the expected term because the Company believes future volatility is unlikely to differ from the past. In estimating the expected stock price volatility, the Company uses a simple average calculation method. The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options. The expected dividend yield is based on the Company’s past cash dividend history and anticipated future cash dividend payments. The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends in the foreseeable future. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In September 2013, the Compensation Committee of the Board of Directors approved, subject to stockholder approval of the 2013 Plan, the grant of stock options to purchase an aggregate of 600,000 shares of class A common stock to certain Company executives pursuant to the 2013 Plan. These awards will be terminated or forfeited if stockholder approval is not obtained within 12 months of the date of grant of the award, and no award may be exercised or settled prior to such stockholder approval. However, the Company considers stockholder approval of the 2013 Plan to be perfunctory since our Chairman and Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock. In the event stockholder approval of the 2013 Plan is not obtained within 12 months of the date of grant of the award, the cumulative share-based compensation expense associated with stock option awards granted under the 2013 Plan would be reversed. The stock option awards vest in equal annual installments over an approximately four-year vesting period (unless accelerated upon a change in control event (as defined in the stock option agreement for the applicable award) or otherwise in accordance with provisions of the 2013 Plan or applicable option agreement). The following table summarizes stock option activity for the Company for the three months ended September 30, 2013 (in thousands, except per share data and years):

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of July 1, 2013	0	$0
Granted	600	92.84
Exercised	0	0
Forfeited/Expired	0	0

Balance as of September 30, 2013	600	$92.84

Exercisable as of September 30, 2013	0	$0	$0	0.0
Expected to vest as of September 30, 2013	600	$92.84	$6,594	9.9

Total	600	$92.84	$6,594	9.9

No stock options vested during the three months ended September 30, 2013. The Company expects all unvested options at September 30, 2013 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $42.03 for each share subject to a stock option granted during the three months ended September 30, 2013, based on the following assumptions:

	Three months ended September 30,
	2013	2012

Expected term of options in years	6.3	0.0
Expected volatility	42.8%	0.0%
Risk-free interest rate	2.5%	0.0%
Expected dividend yield	0.0%	0.0%

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized approximately $0.4 million in share-based compensation expense related to stock options for the three months ended September 30, 2013. As of September 30, 2013, there was approximately $24.8 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted-average period of approximately 3.8 years.

Prior to the adoption of the 2013 Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of September 30, 2013, there were no outstanding share-based awards granted under the Other Stock Incentive Plans. During the nine months ended September 30, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $23.6 million during the nine months ended September 30, 2013.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three and nine months ended September 30, 2013 and 2012 because the performance condition had not been satisfied.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. For the three and nine months ended September 30, 2013, stock options issued under the 2013 Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive. Potential shares of common stock issuable upon exercise of outstanding stock options are calculated using the treasury stock method.

(12) Discontinued Operations

On February 25, 2013, the Company committed to a plan to sell its Angel.com business. The Company made the decision to sell Angel.com in order to focus on its analytics software and services offerings.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three and nine months ended September 30, 2013 and 2012, respectively, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Angel.com revenues	$0	$7,150	$6,320	$20,415

Angel.com pre-tax loss	$0	$590	$986	$2,781

MicroStrategy pre-tax (loss) gain on sale	$0	$0	$94,925	$0

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Segment Information

The Company manages its business in one operating segment. As discussed in Note 12, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics PlatformTM, MicroStrategy MobileTM, and MicroStrategy CloudTM. The Company has also included the MicroStrategy Loyalty PlatformTM, branded as MicroStrategy Alert, and the MicroStrategy Identity PlatformTM, branded as MicroStrategy UsherTM, as part of the one operating segment for each of the three and nine months ended September 30, 2013 and 2012 since these platforms did not generate significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets and assets held-for-sale, (in thousands) according to geographic region:

	Domestic	EMEA	Other Regions	Consolidated
Geographic regions:
Three months ended September 30, 2013
Total revenues	$89,114	$38,795	$14,010	$141,919
Gross profit	69,384	27,955	11,327	108,666
Three months ended September 30, 2012
Total revenues	$77,321	$43,728	$15,031	$136,080
Gross profit	55,619	33,693	11,921	101,233
Nine months ended September 30, 2013
Total revenues	$249,709	$115,339	$44,959	$410,007
Gross profit	186,664	80,967	36,776	304,407
Nine months ended September 30, 2012
Total revenues	$237,428	$127,624	$44,686	$409,738
Gross profit	173,845	96,085	35,171	305,101
As of September 30, 2013
Long-lived assets	$94,269	$7,588	$6,086	$107,943
As of September 30, 2012
Long-lived assets	$97,725	$9,603	$6,858	$114,186

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three and nine months ended September 30, 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations. For the three months ended September 30, 2012, no individual foreign country other than Germany accounted for 10% or more of total consolidated revenues from continuing operations. For the nine months ended September 30, 2012, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the three and nine months ended September 30, 2013 and 2012, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of September 30, 2013 and December 31, 2012, no individual foreign country accounted for 10% or more of total consolidated assets, excluding assets held-for-sale.

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

The MicroStrategy Analytics Platform enables organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and it enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. The MicroStrategy Analytics Platform is comprised of MicroStrategy Analytics EnterpriseTM, MicroStrategy Analytics ExpressTM, and MicroStrategy Analytics DesktopTM. MicroStrategy Analytics Enterprise lies at the core of the MicroStrategy Analytics Platform and combines the productivity of self-service visual data discovery with the security, scalability, and governance features of production-grade business intelligence. MicroStrategy Analytics Express is a cloud-based service that is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber analytics with little or no assistance from IT professionals. MicroStrategy Analytics Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution. MicroStrategy Analytics Desktop is a standalone desktop tool designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes.

MicroStrategy Mobile is designed to allow organizations to rapidly build information-rich applications that combine multimedia, transactions, analytics, and custom workflows. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to get powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective way to mobilize an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and web applications that are currently accessible only on the desktop. MicroStrategy Mobile is available both as on-premises software and hosted as a service offering in MicroStrategy Cloud. Using MicroStrategy Mobile, customers can transform their entire workforce into a connected and more productive mobile workforce with mobile apps that are significantly more robust than their web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Cloud brings together enterprise analytics, analytical databases, and data integration capabilities in a high performance integrated environment. MicroStrategy Cloud offers the full breadth of the MicroStrategy Analytics Platform capability on-demand and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Cloud is quicker to deploy, is more flexible, delivers consistent high-level performance, and offers significant financial advantages.

We offer MicroStrategy Cloud as a managed service to organizations that want the power of enterprise analytics and the ability to quickly build and deliver enterprise mobile apps and harness the potential of Big Data analytics.

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, is a next-generation, mobile customer loyalty and engagement solution. It is designed to help companies compete effectively in the new mobile world by providing a powerful, new channel for targeted marketing, commerce, and consumer engagement. MicroStrategy Alert is offered as a cloud-based service for fast start-up and includes a branded mobile app for consumers, a campaign management system that allows marketers to design and launch campaigns and publish content, and an intelligence system that allows marketers to analyze campaign performance and design target segments.

The MicroStrategy Identity Platform, branded as MicroStrategy Usher, is a mobile identity platform that enables enterprises to render digital credentials, or “badges,” on users’ mobile devises and to verify these credentials in as little as seconds. MicroStrategy Usher is designed to increase enterprise security and safety by allowing organizations to extend the security of biometrics to the entire enterprise. With MicroStrategy Usher, organizations can provide mobile keys to employees to enable safe and secure access to buildings and restricted areas. MicroStrategy Usher replaces passwords with time-limited access codes that can be used to log on to networks and systems, providing increased protection against fraud, identity theft, hacking, and data loss. Furthermore, MicroStrategy Usher supports comprehensive behavior monitoring, allowing organizations to quickly detect and respond to abnormal activity, and leverages the power of the MicroStrategy Analytics Platform to provide both real-time alerting and trend analysis capabilities. MicroStrategy Usher is offered as a cloud-based service and can be deployed as a branded application for each customer.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud together with related product and support services, continue to generate the vast majority of our revenue. During each of the three and nine months ended September 30, 2013 and 2012, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

We previously operated Angel.com, a provider of cloud-based Customer Experience Management (CEM) solutions for Interactive Voice Response (IVR) and contact centers. On February 25, 2013, in connection with our consideration of strategic alternatives relating to our Angel.com business, we committed to a plan to sell the business. We made the decision to sell the business in order to focus on our analytics software and services offerings. On March 15, 2013, we completed the sale of our equity interest in Angel.com to Genesys Telecommunications Laboratories, Inc. As a result of the transaction, we received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale of our ownership interest in Angel.com resulted in us recognizing an after-tax gain of approximately $57.4 million, which included the cost of terminating all outstanding Angel.com employee stock options prior to the closing of the transaction and other costs associated with the sale. Accordingly, on our Consolidated Balance Sheets, we have classified the associated assets and liabilities of the Angel.com business as held-for-sale as of December 31, 2012. In our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture. All assets and liabilities that are reported in these financial statements as held-for-sale as of December 31, 2012 are reported at the lower of the carrying cost or fair value less cost to sell.

The following table sets forth certain operating highlights (in thousands) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Product licenses	$33,753	$31,736	$92,726	$101,079
Product support and other services	108,166	104,344	317,281	308,659

Total revenues	141,919	136,080	410,007	409,738

Cost of revenues
Product licenses	1,336	1,059	4,550	4,187
Product support and other services	31,917	33,788	101,050	100,450

Total cost of revenues	33,253	34,847	105,600	104,637

Gross profit	108,666	101,233	304,407	305,101

Operating expenses
Sales and marketing	50,798	49,551	154,198	153,385
Research and development	21,977	21,920	72,021	63,111
General and administrative	24,265	22,460	77,271	69,192

Total operating expenses	97,040	93,931	303,490	285,688

Income from continuing operations	$11,626	$7,302	$917	$19,413

The analytics market is highly competitive and our results of operations depend on our ability to market and sell offerings that provide customers with greater value than those offered by our competitors. Organizations recently have sought, and we expect may continue to seek, to standardize their various analytics applications around a single software platform. This trend presents both opportunities and challenges for our business. It offers us the opportunity to increase the size of transactions with new customers and to expand the size of our analytics installations with existing customers. On the other hand, it presents the challenge that we may not be able to penetrate accounts that a competitor has penetrated or in which a competitor is the incumbent analytics provider.

The market for mobile business apps is rapidly changing, highly competitive, and complex with many competitors and different offerings ranging from fully custom-coded applications to plug-and-play solutions. While organizations vary greatly in their approach to, and pace of adoption of, mobile solutions, they are increasingly accelerating the transition of their businesses onto mobile devices, such as tablets and smartphones. Over the next few years, we expect that organizations will continue to construct their information and systems to take advantage of the efficiencies and cost savings of mobile computing. Ultimately, we expect that the majority of routine business tasks and workflows will become available as mobile-optimized touch-enabled apps.

In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM, and SAP, have incorporated analytics capabilities into their product suites. We also face competition from various independent analytics software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute. As a result, our offerings need to be sufficiently differentiated from both the bundled software offerings as well as the offerings of independent analytics software providers to create customer demand for our platform, products, and services and to maintain and grow our market share.

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations;

•	extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “visual data discovery” or “agile analytics”, by adding new user interface flows, new visualizations, new exploration features, and new capabilities for the importation of end-user data;

•	introduction of new channels to enable customers to access our analytics capabilities in the form of MicroStrategy Analytics Desktop and MicroStrategy Analytics Express;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	expansion of our offerings to include new platforms derived from our software technology base, such as the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform;

•	increased sales and marketing activities to enhance corporate branding, obtain new customers, expand and strengthen our existing customer base, and establish MicroStrategy as a solution for mobile apps that extends significantly beyond mobile analytics, while retaining all of the benefits of our analytics platform heritage;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes; and

•	investing in software engineering to further enhance the MicroStrategy Mobile product suite to empower our customers with a toolset to enable them to build consequential and durable mobile business apps.

As part of these initiatives, we continue to make additional investments in research and development capabilities. We expect the level of investments and related expenses in 2013 to continue to be higher than in 2012. We generated income from continuing operations, net of tax, for each of the three and nine months ended September 30, 2013. However, if our revenues are not sufficient to offset our operating expenses or we are unable to adjust our operating expenses in response to any shortfall in anticipated revenue in a timely manner, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success, and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of September 30, 2013, we had a total of 3,179 employees, of whom 1,416 were based in the United States and 1,763 were based internationally. Of our 3,179 employees, 824 were engaged in sales and marketing, 947 in research and development, 943 in technical support and other services, and 465 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. The term of the lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. During the three and nine months ended September 30, 2012, we incurred approximately $0.5 million and $2.0 million, respectively, in general and administrative expenses for the fractional interest lease. We terminated the fractional interest lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. No such expenses were incurred for the three and nine months ended September 30, 2013.

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the “2013 Plan”). Also in September 2013, the Compensation Committee of the Board of Directors approved, subject to stockholder approval of the 2013 Plan, the grant of stock options to purchase an aggregate of 600,000 shares of the Company’s class A common stock to certain of the Company’s executives. We estimate that related share-based compensation expense will be recognized at a rate of approximately $1.6 million per quarter over the next four years. Share-based compensation expense (in thousands) was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Research and development	$74	$0	$74	$0
General and administrative	370	0	370	0

Total share-based compensation expense	$444	$0	$444	$0

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for income from continuing operations that excludes the impact of our share-based compensation arrangements. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of the Company’s general business performance. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from our non-GAAP financial measure, will continue to be a significant recurring expense over the next four years and is an important part of the compensation provided to certain executives. Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance, and use the non-GAAP financial measure only supplementally.

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Reconciliation of non-GAAP income from continuing operations:
Income from continuing operations	$11,626	$7,302	$917	$19,413
Share-based compensation expense	444	0	444	0

Non-GAAP income from continuing operations	$12,070	$7,302	$1,361	$19,413

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to derivative financial instruments, share-based compensation expense, software development costs, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

MicroStrategy does not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Additionally, MicroStrategy does not have any material related party transactions.

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2012, other than the addition of our accounting policies related to “Fair Value Measurements,” “Derivative Financial Instruments,” “Short-term Investments,” and “Share-based Compensation” as disclosed in Note 1 “Summary of Significant Accounting Policies.”

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

International product licenses revenues	$(66)	$(1,610)	$(952)	$(3,162)
International product support revenues	33	(2,990)	(692)	(6,794)
International other services revenues	(129)	(1,481)	(713)	(3,611)

Cost of product support revenues	(39)	(85)	(120)	(198)
Cost of other services revenues	(70)	(1,336)	(190)	(3,681)
Sales and marketing expenses	(240)	(2,240)	(859)	(4,740)
Research and development expenses	181	15	342	192
General and administrative expenses	(78)	(401)	(204)	(1,095)

For example, if there had been no change to foreign currency exchange rates from 2012 to 2013, international product licenses revenues would have been $10.0 million rather than $9.9 million and $35.0 million rather than $34.0 million for the three and nine months ended September 30, 2013, respectively. If there had been no change to foreign currency exchange rates from 2012 to 2013, sales and marketing expenses would have been $51.0 million rather than $50.8 million and $155.1 million rather than $154.2 million for the three and nine months ended September 30, 2013, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses revenues. The following table sets forth product licenses revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Product Licenses Revenues:
Domestic	$23,890	$15,220	57.0%	$58,696	$55,994	4.8%
International	9,863	16,516	-40.3%	34,030	45,085	-24.5%

Total product licenses revenues	$33,753	$31,736	6.4%	$92,726	$101,079	-8.3%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	4	10	14
Between $0.5 million and $1.0 million in licenses revenue recognized	4	4	23	18

Total	8	8	33	32

Domestic:
More than $1.0 million in licenses revenue recognized	4	3	9	11
Between $0.5 million and $1.0 million in licenses revenue recognized	4	1	17	10

Total	8	4	26	21

International:
More than $1.0 million in licenses revenue recognized	0	1	1	3
Between $0.5 million and $1.0 million in licenses revenue recognized	0	3	6	8

Total	0	4	7	11

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$11,838	$10,279	15.2%	$18,896	$28,520	-33.7%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,781	2,564	8.5%	15,466	12,487	23.9%
Less than $0.5 million in licenses revenue recognized	19,134	18,893	1.3%	58,364	60,072	-2.8%

Total	33,753	31,736	6.4%	92,726	101,079	-8.3%

Domestic:
More than $1.0 million in licenses revenue recognized	11,838	4,389	169.7%	17,819	17,628	1.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,781	523	431.7%	11,395	7,222	57.8%
Less than $0.5 million in licenses revenue recognized	9,271	10,308	-10.1%	29,482	31,144	-5.3%

Total	23,890	15,220	57.0%	58,696	55,994	4.8%

International:
More than $1.0 million in licenses revenue recognized	0	5,890	-100.0%	1,077	10,892	-90.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	0	2,041	-100.0%	4,071	5,265	-22.7%
Less than $0.5 million in licenses revenue recognized	9,863	8,585	14.9%	28,882	28,928	-0.2%

Total	$9,863	$16,516	-40.3%	$34,030	$45,085	-24.5%

Product licenses revenues increased $2.0 million and decreased $8.4 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2013 and 2012, product licenses transactions with more than $0.5 million in recognized revenue represented 43.3% and 40.5%, respectively, of our product licenses revenues. For the nine months ended September 30, 2013, our top three product licenses transactions totaled $10.4 million in recognized revenue, or 11.2% of total product licenses revenues, compared to $12.8 million, or 12.7% of total product licenses revenues, for the nine months ended September 30, 2012.

Domestic product licenses revenues. Domestic product licenses revenues increased $8.7 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with more than $0.5 million in recognized revenue, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues increased $2.7 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $6.7 million for the three months ended September 30, 2013, as compared to the same period in the prior year, as we did not recognize revenue on any transaction in excess of $0.5 million. This decrease in the number of transactions with more than $0.5 million in recognized revenue was partially offset by an increase in both the number and average deal size of international product license transactions with less than $0.5 million in recognized revenue.

International product licenses revenues decreased $11.1 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million.

Product support and other services revenues. The following table sets forth product support and other services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Product Support and Other Services Revenues:
Product Support
Domestic	$40,595	$38,188	6.3%	$117,953	$111,570	5.7%
International	30,621	27,583	11.0%	87,052	81,659	6.6%

Total product support revenues	71,216	65,771	8.3%	205,005	193,229	6.1%

Consulting
Domestic	19,010	20,760	-8.4%	57,887	60,541	-4.4%
International	10,755	12,893	-16.6%	33,910	39,870	-14.9%

Total consulting revenues	29,765	33,653	-11.6%	91,797	100,411	-8.6%

Education	3,818	4,439	-14.0%	11,889	13,731	-13.4%
Subscription services	3,367	481	600.0%	8,590	1,288	566.9%

Total product support and other services revenues	$108,166	$104,344	3.7%	$317,281	$308,659	2.8%

Product support revenues. Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $5.4 million and $11.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year, primarily due to an increase in the number of new product support contracts and an increase in renewal rates.

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased for the three and nine months ended September 30, 2013, as compared to the same periods in the prior year, primarily due to a decrease in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three and nine months ended September 30, 2013, as compared to the same periods in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training within our perennial education pass program.

Subscription services revenues. Subscription services revenues are derived primarily from our Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased for the three and nine months ended September 30, 2013, as compared to the same periods in the prior year, primarily due to an increase in new customers as our Cloud business continues to grow.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of Revenues:
Product licenses	$1,336	$1,059	26.2%	$4,550	$4,187	8.7%
Product support	4,105	3,989	2.9%	12,560	11,192	12.2%
Consulting	22,342	26,447	-15.5%	72,002	79,309	-9.2%
Education	1,382	1,568	-11.9%	4,696	5,497	-14.6%
Subscription services	4,088	1,784	129.1%	11,792	4,452	164.9%

Total cost of revenues	$33,253	$34,847	-4.6%	$105,600	$104,637	0.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.3 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to a $0.5 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012, partially offset by a $0.2 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. Cost of product licenses revenues increased $0.4 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to a $1.9 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012, partially offset by a $1.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, and a $0.2 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. We expect to amortize the remaining balance of our products’ capitalized software development costs ratably over the applicable remaining amortization periods as follows:

	Capitalized software development costs, net, as of September 30, 2013 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2	$629	6
MicroStrategy 9.2.1	557	9
MicroStrategy 9.3	5,296	24
MicroStrategy 9.4	5,414	36

Total capitalized software development costs	$11,896

During the three and nine months ended September 30, 2013, we also recorded $3.7 million and $5.4 million, respectively, in capitalized software development costs associated with the development of our MicroStrategy 9.4 software, which was made generally available in September 2013. These costs are being amortized over the estimated product life of 36 months. All of the above software now form part of the MicroStrategy Analytics Platform.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $0.1 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $0.2 million increase in compensation and related costs due to a change in staffing composition. Product support headcount decreased 9.3% to 166 at September 30, 2013 from 183 at September 30, 2012.

Cost of product support revenues increased $1.4 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $1.1 million increase in compensation and related costs associated with an increase in the average nine month staffing levels to support an increased customer base, a $0.1 million increase in consulting and advisory costs, and a $0.1 million increase in facility and other related support costs.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $4.1 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to a $2.6 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.9 million decrease in travel and entertainment expenditures, a $0.5 million decrease in subcontractor costs, and a $0.1 million decrease in facility and other related support costs. Consulting headcount decreased 16.4% to 705 at September 30, 2013 from 843 at September 30, 2012.

Cost of consulting revenues decreased $7.3 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to a $7.7 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.5 million decrease in travel and entertainment expenditures, partially offset by a $0.5 million increase in facility and other related support costs, and a $0.4 million increase in subcontractor costs.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.2 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to a $0.1 million decrease in travel and entertainment expenditures and a $0.1 million decrease in compensation and related costs due to a decrease in staffing levels. Education headcount decreased 14.3% to 36 at September 30, 2013 from 42 at September 30, 2012.

Cost of education revenues decreased $0.8 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to a $0.6 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.2 million decrease in travel and entertainment expenditures.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $2.3 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to a $1.8 million increase in equipment depreciation and facility and other related support costs and a $0.5 million increase in compensation and related costs due to an increase in staffing levels. Subscription services headcount increased 260.0% to 36 at September 30, 2013 from 10 at September 30, 2012.

Cost of subscription services revenues increased $7.3 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to a $5.2 million increase in equipment depreciation and facility and other related support costs, a $1.2 million increase in compensation and related costs due to an increase in staffing levels, and a $0.9 million increase in consulting and advisory costs.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change

Sales and marketing expenses	$50,798	$49,551	2.5%	$154,198	$153,385	0.5%

Sales and marketing expenses increased $1.2 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $3.3 million increase in compensation, variable compensation and related costs, a $0.4 million increase in facilities and other related support costs, and a $0.2 million increase in subcontractor costs, partially offset by $2.1 million decrease in marketing and advertising costs, a $0.3 million decrease in travel and entertainment expenditures, and a $0.2 million decrease in recruiting expenditures. Sales and marketing headcount increased 12.1% to 824 at September 30, 2013 from 735 at September 30, 2012. We do not expect to increase sales and marketing headcount significantly in the near term.

Sales and marketing expenses increased $0.8 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $4.4 million increase in compensation, variable compensation and related costs, a $0.7 million increase in facilities and other related support costs, a $0.4 million increase in recruiting expenditures, and a $0.4 million increase in subcontractor costs, partially offset by a $3.6 million decrease in marketing and advertising costs and a $1.3 million decrease in travel and entertainment expenditures.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change

General and administrative expenses	$24,265	$22,460	8.0%	$77,271	$69,192	11.7%

General and administrative expenses increased $1.8 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to a $2.7 million increase in compensation and related costs due to an increase in executive bonus accruals and an increase in staffing levels, a $0.4 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, and a $0.4 million increase in facility and other related support costs, partially offset by a $0.9 million decrease in third-party legal, consulting, and other advisory costs, a $0.5 million decrease from certain reclassifications of subcontractor costs to sales and marketing expenses and cost of consulting revenues, and a $0.3 million decrease in other aircraft-related operating costs. General and administrative headcount increased 13.7% to 465 at September 30, 2013 from 409 at September 30, 2012. We do not expect to increase general and administrative headcount significantly in the near term.

As a result of stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense over the next four years. We estimate that such share-based compensation expense will be recognized as general and administrative expense at a rate of approximately $1.4 million per quarter over the next four years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

General and administrative expenses increased $8.1 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $8.5 million increase in compensation and related costs due to an increase in executive bonus accruals and an increase in staffing levels, a $2.2 million increase in facility and other related support costs, a $0.4 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, a $0.4 million increase in travel and entertainment expenditures, and a $0.2 million increase in recruiting costs, partially offset by a $1.8 million decrease in third-party legal, consulting, and other advisory costs, a $1.2 million decrease in other aircraft-related operating costs, and a $0.5 million decrease from certain reclassifications of subcontractor costs to sales and marketing expenses and cost of consulting revenues.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change

Gross research and development expenses before capitalized software development costs	$25,655	$25,018	2.5%	$77,435	$71,259	8.7%
Capitalized software development costs	(3,678)	(3,098)	18.7%	(5,414)	(8,148)	-33.6%

Total research and development expenses	$21,977	$21,920	0.3%	$72,021	$63,111	14.1%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,172	$810	44.7%	$3,878	$3,466	11.9%

Research and development expenses, before capitalization of software development costs, increased $0.6 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $2.2 million increase in compensation and related costs due to an increase in staffing levels and a $0.1 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, partially offset by a $0.9 million decrease in facilities and other related support costs which were reclassified as cost of subscription services, a $0.6 million decrease in subcontractor costs, and a $0.1 million decrease in travel and entertainment expenditures. Research and development headcount increased 6.3% to 947 at September 30, 2013 from 891 at September 30, 2012.

As a result of the stock options granted under the 2013 Plan, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a significant recurring expense over the next four years. We estimate that such share-based compensation expense will be recognized as research and development expense at a rate of approximately $0.3 million per quarter over the next four years. See “Overview” and Note 10, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, increased $6.2 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a $7.4 million increase in compensation and related costs due to an increase in staffing levels and a $0.1 million increase in share-based compensation expense, partially offset by a $1.0 million decrease in facilities and other related support costs and a $0.5 million decrease in subcontractor costs.

For the nine months ended September 30, 2013, our research and development personnel were focused on the following: 65.0% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud, and 35.0% on other research and development, including the MicroStrategy Loyalty Platform, the MicroStrategy Identity Platform, and internal information technology initiatives.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of proceeds from litigation settlements, realized gains and losses on our foreign currency forward contracts, and foreign currency transaction gains and losses. For the three months ended September 30, 2013, other expense, net, of $3.2 million was comprised primarily of $2.4 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations, and $0.5 million in realized losses from the settlement of certain foreign currency forward contracts. For the nine months ended September 30, 2013, other expense, net, of $1.9 million was comprised primarily of $2.1 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.5 million in realized losses from the settlement of certain foreign currency forward contracts, partially offset by $0.4 million in proceeds received from litigation settlements.

Provision for Income Taxes

Beginning in the second quarter of 2013, we determined that we were unable to make a reliable estimate of the 2013 annual effective tax rate as relatively small changes in projected income or loss produce a significant variance in our annual effective tax rate. Therefore, we recorded a tax benefit for the nine months ended September 30, 2013 based on the actual effective tax rate for the nine months ended September 30, 2013 (i.e. the “cut-off” method). For the nine months ended September 30, 2013, we recorded a benefit for income taxes from continuing operations of $10.9 million that resulted in an effective tax rate of 2,012.1%, as compared to an estimated annual effective tax rate of 30.3% that resulted in a provision for income taxes from continuing operations of $6.1 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was calculated based on an estimated annual effective tax rate plus discrete items, such as return to provision adjustments. The change in income taxes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the release of liabilities for unrecognized tax benefits as the statute of limitations on certain previously filed tax returns expired in the third quarter of 2013, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit in the first quarter of 2013.

As of September 30, 2013, we estimated that the Company will have no U.S. net operating loss (“NOL”) carryforwards. All U.S. NOLs have been utilized due to the taxable gain arising from the sale of Angel.com. In addition, the Company was able to recognize and utilize the NOLs arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in the prior years. Accordingly, stockholders’ equity increased by $23.6 million during the nine months ended September 30, 2013. As of September 30, 2013, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $18.4 million. As of September 30, 2013, we had a valuation allowance of $0.2 million primarily related to certain foreign NOL carryforwards.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change

Gain on sale of discontinued operations, net of tax	$0	$0	n/a	$57,377	$0	n/a

Loss from discontinued operations, net of tax	$0	$371	-100.0%	$595	$1,817	-67.3%

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support, subscription services, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	September 30,	December 31,	September 30,
	2013	2012	2012
Current:
Deferred product licenses revenue	$9,419	$12,252	$8,553
Deferred product support revenue	146,633	145,343	133,165
Deferred subscription services revenue	7,891	6,569	2,014
Deferred other services revenue	14,074	15,650	13,602

Gross current deferred revenue and advance payments	178,017	179,814	157,334
Less: unpaid deferred revenue	(60,232)	(78,565)	(55,735)

Net current deferred revenue and advance payments	$117,785	$101,249	$101,599

Non-current:
Deferred product licenses revenue	$2,978	$3,280	$2,852
Deferred product support revenue	6,655	8,205	7,265
Deferred subscription services revenue	861	696	2,312
Deferred other services revenue	1,654	1,184	1,279

Gross non-current deferred revenue and advance payments	12,148	13,365	13,708
Less: unpaid deferred revenue	(3,017)	(4,542)	(4,032)

Net non-current deferred revenue and advance payments	$9,131	$8,823	$9,676

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $3.0 million as of September 30, 2013, as compared to December 31, 2012, primarily due to the recognition of previously deferred product licenses, product support, and other services revenues, partially offset by an increase in the number of subscription services contracts in our installed customer base. Total gross deferred revenue and advance payments increased $19.1 million as of September 30, 2013, as compared to September 30, 2012, due to increases in the renewals of and increases in the number of product licenses, product support, subscription services, and other services contracts in our installed customer base.

We expect to recognize approximately $178.0 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of September 30, 2013, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018, totaling approximately $108.5 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances.

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

As of September 30, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held-for-sale, held by U.S. entities were $127.7 million and $39.2 million, respectively, and by non-U.S. entities were $216.3 million and $183.8 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents and short-term investments held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $184.0 million at December 31, 2012. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Nine Months Ended
	September 30,		%
	2013	2012	Change

Net cash provided by operating activities from continuing operations	$15,253	$43,447	-64.9%
Net cash used in investing activities from continuing operations	$(195,645)	$(31,752)	516.2%
Net cash provided by financing activities from continuing operations	$21,884	$8,701	151.5%

Net Cash Provided by Operating Activities from Continuing Operations. The primary source of our cash provided by operating activities from continuing operations is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, subscription services, and other services. Our primary uses of cash from operating activities are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and other services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities from continuing operations was $15.3 million and $43.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2013, as compared to the same period in the prior year, was primarily due to a $41.6 million decrease from changes in non-cash items and a $3.7 million decrease in income from continuing operations, partially offset by a $17.1 million change in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases of short-term investments, expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities from continuing operations was $195.6 million and $31.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2013, as compared to the same period in the prior year, was primarily due to $209.1 million increase in purchases of short-term investments and a $3.2 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, which was damaged in the first quarter of 2010 and subsequently repaired and returned to service in the second quarter of 2012, partially offset by a $29.0 million increase in proceeds from the redemption of U.S. Treasury securities, a $16.9 million decrease in purchases of property and equipment, comprised primarily of decreases in computer equipment purchases, expenditures associated with repairs to our owned corporate aircraft, and leasehold improvements, and a $2.7 million decrease in capitalized software development costs.

Net Cash Provided by Financing Activities from Continuing Operations. The changes in net cash provided by financing activities primarily relate to the exercise of employee stock options. Net cash provided by financing activities from continuing operations was $21.9 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash provided by financing activities from continuing operations for the nine months ended September 30, 2013, as compared to the same period in the prior year, was due to a $23.6 million increase in excess tax benefits, generated primarily from stock option exercises in previous years, that were recognized in the current year due to the taxable gain arising from the sale of Angel.com, partially offset by a $8.6 million decrease in proceeds from the exercise of employee stock options and $1.8 million increase in payments on capital lease obligations and other financing arrangements.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of September 30, 2013:

	Payments due by period ended September 30,
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations:
Operating leases	$123,423	$25,175	$37,346	$27,716	$33,186
Capital leases and other financing arrangements	4,222	2,360	1,854	8	0

Total	$127,645	$27,535	$39,200	$27,724	$33,186

Unrecognized Tax Benefits. As of September 30, 2013, we had $2.9 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements. As of September 30, 2013, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of September 30, 2013, we held approximately $180.1 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 37.2% and 43.2% of our total revenues from continuing operations for the three months ended September 30, 2013 and 2012, respectively, and 39.1% and 42.1% of our total revenues from continuing operations for the nine months ended September 30, 2013 and 2012, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. In addition, beginning in the second quarter of 2013, we entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of September 30, 2013 and December 31, 2012, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.6%, respectively. The decrease in exposure as of September 30, 2013 was primarily due to an increase in domestic cash resulting from the Angel.com sale and a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to the prior year. Our foreign currency forward contracts have the effect of decreasing the exposure on our aggregate reported cash and cash equivalents and short-term investments to less than 0.1% as of September 30, 2013. If average exchange rates during the nine months ended September 30, 2013 had changed unfavorably by 10%, our revenues for the nine months ended September 30, 2013 would have decreased by 3.5%. During the nine months ended September 30, 2013, our revenues decreased 0.6% as a result of a 0.9% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal. The Company filed its brief in opposition on July 25, 2013, and DataTern filed its reply brief on August 12, 2013. The appeal has not yet been scheduled for oral argument. We have received indemnification requests from certain of our resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. The Company filed its answer to the Vasudevan complaint and pled inequitable conduct counterclaims in March 2012. On June 5, 2013, each party filed motions for summary judgment, and the court heard arguments regarding these motions on July 25, 2013. On September 19, 2013, the court issued a claims construction clarification order. Vasudevan has stated that this order meant that it could not prove infringement and filed a stipulation of non-infringement on October 16, 2013. Following Vasudevan’s stipulation, on October 17, 2013, the court dismissed the case, entered judgment of non-infringement based upon Vasudevan’s stipulation, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. Vasudevan is likely to appeal the court’s claims construction clarification order and the invalidity judgment. The outcome of this matter on appeal is not presently determinable.

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

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock historically has been volatile and may continue to be volatile. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of class A common stock available for public sale;

•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated income from continuing operations, net of tax, for each of the nine months ended September 30, 2013 and 2012; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Over the course of 2012 and the first three quarters of 2013, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for analytics applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. As a result of these initatives, our cost of revenues and operating expenses have increased. In addition, option awards granted under our recently adopted stock incentive plan are expected to increase our share-based compensation expense by approximately $1.6 million per quarter over the next four years. If our revenues are not sufficient to offset these increased operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of September 30, 2013, we had $24.1 million of deferred tax assets, net of a $0.2 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

If the market for analytics offerings fails to grow as we expect, or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of analytics offerings and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for analytics offerings has grown in recent years, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics offerings in general and our offerings in particular. However, we cannot be sure that these expenditures will help any of our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect, our business, operating results, and financial condition could be materially adversely affected.

Our analytics offerings face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our offerings; (2) open source analytics vendors like JasperSoft and Pentaho; (3) various independent analytics software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other analytics SaaS vendors, such as GoodData and Birst. Our future success depends on the effectiveness with which we can compete across all different sizes of implementations. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

Some of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale, and marketing of their offerings than we can, such as offering certain analytics products free of charge when bundled with other software offerings. In addition, many of our competitors have strong relationships with current and potential customers, extensive industry and specialized business knowledge, as well as corresponding proprietary technologies that they can leverage, such as multidimensional databases and ERP repositories. As a result, they may be able to prevent us from penetrating new accounts or expanding within existing accounts.

Increased competition may lead to price cuts, reduced gross margins, and loss of market share. We may not be able to compete successfully against current and future competitors and the failure to meet the competitive pressures we face may have a material adverse effect on our business, operating results, and financial condition.

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our analytics offerings through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base. In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our analytics offerings.

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

Analytics applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new offerings and product enhancements. In addition, customers may delay their purchasing decisions because they anticipate that new or enhanced versions of our offerings will soon become available. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis new or enhanced offerings that respond to technological change or new customer requirements, nor can we be sure that any new or enhanced offerings will achieve market acceptance. Moreover, even if we introduce a new offering, we may experience a decline in revenues of our existing offerings that is not fully matched by the new offering’s revenue. For example, customers may delay making purchases of a new offering to permit them to make a more thorough evaluation of the offering, or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new offering due to concerns regarding the complexity of migration and product infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s offering rather than migrate to our new offering. This could result in a temporary or permanent revenue shortfall and materially adversely affect our business.

The introduction of our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

While we have historically offered our analytics platform principally in the form of a perpetual software license, we recently introduced MicroStrategy Cloud, a cloud-based analytics Platform-as-a-Service offering that is available by subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy Analytics Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on the big data, mobile applications, cloud-based services, and social networking trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform, neither of which has generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the nine months ended September 30, 2013, transactions by channel partners for which we recognized revenues accounted for 26.5% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $190.2 million as of September 30, 2013. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $63.2 million, resulting in net current and non-current deferred revenue and advance payments of $126.9 million as of September 30, 2013. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, product support, or other services through 2018 totaling $108.5 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 37.2% and 43.2% of our total revenues from continuing operations for the three months ended September 30, 2013 and 2012, respectively, and 39.1% and 42.1% of our total revenues from continuing operations for the nine months ended September 30, 2013 and 2012, respectively. Our international operations require significant management attention and financial resources.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the nine months ended September 30, 2013 and 2012, our top three product licenses transactions with recognized revenue totaled $10.4 million and $12.8 million, respectively, or 11.2% and 12.7% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

The emergence of new industry standards may materially adversely affect the demand for our existing offerings

The emergence of new industry standards in related fields may materially adversely affect the demand for our existing offerings. This could happen if new web standards and technologies or new standards in the field of operating system support emerged that were incompatible with customer deployments of our software offerings. For example, if we are unable to adapt our software offerings on a timely basis to new standards in database access technology, the ability of MicroStrategy’s software offerings to access customer databases could be impaired.

The nature of our software offerings makes them particularly vulnerable to undetected errors, or bugs, which could cause problems with how the offerings perform and which could, in turn, reduce demand for our offerings, reduce our revenue, and lead to product liability claims against us

Software as complex as ours may contain errors and/or defects. Although we test our software offerings extensively, we have in the past discovered software errors in our offerings after their introduction. Despite testing by us and by our current and potential customers, errors may be found in new offerings or releases after commercial shipments begin. This could result in lost revenue, damage to our reputation, or delays in market acceptance, which could have a material adverse effect upon our business, operating results, and financial condition. We may also have to expend resources and capital to correct these defects.

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

Changes in laws or regulations relating to privacy or protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including MicroStrategy Cloud, the MicroStrategy Loyalty Platform, and the MicroStrategy Identity Platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers in our cloud, networks, and other systems, including personal data, is increasing. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

For example, in December 2011, we were sued by two separate parties who alleged that certain of our analytics products infringe their respective patents, and we have received indemnification requests from certain of our resellers who were also named as defendants in connection with one of those matters. These matters are described in further detail in this Quarterly Report on Form 10-Q under “Part II. Item 1. Legal Proceedings.”

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

As of October 22, 2013, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of October 22, 2013. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock, all of whom are current employees or directors of our company or related parties, to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial or that conflict with their interests. As a result, the market price of our class A common stock could be materially adversely affected.

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

During the three months ended September 30, 2013, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President & Chief Financial Officer

Date: October 30, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.2†	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.3†	Nonstatutory Stock Option Agreement, dated September 5, 2013, between MicroStrategy Incorporated and Jonathan F. Klein (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.4†	Nonstatutory Stock Option Agreement, dated September 5, 2013, between MicroStrategy Incorporated and Paul N. Zolfaghari (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.5†	Nonstatutory Stock Option Agreement, dated September 5, 2013, between MicroStrategy Incorporated and Douglas K. Thede (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.6†	Nonstatutory Stock Option Agreement, dated September 5, 2013, between MicroStrategy Incorporated and Peng Xiao (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements