Form 10-K
period 2013-12-31
MICROSTRATEGY INC
filed 2014-02-12
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s class A common stock on June 30, 2013 on the NASDAQ Global Select Market) was approximately $787.3 million.

The number of shares of the registrant’s class A common stock and class B common stock outstanding on February 3, 2014 was 9,073,710 and 2,227,327, respectively.

Documents incorporated by reference: Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

MICROSTRATEGY INCORPORATED

The trademarks and registered trademarks of MicroStrategy Incorporated and its subsidiaries referred to herein include, but are not limited to, MicroStrategy, MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Cloud, MicroStrategy Loyalty Platform, MicroStrategy Identity Platform, MicroStrategy Analytics Enterprise, MicroStrategy Analytics Desktop, MicroStrategy Analytics Express, and MicroStrategy Usher. Third-party product and company names mentioned herein may be the trademarks of their respective owners.

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

The MicroStrategy Analytics Platform™ enables organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and it enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. The MicroStrategy Analytics Platform is comprised of MicroStrategy Analytics Enterprise™, MicroStrategy Analytics Express™, and MicroStrategy Analytics Desktop™. MicroStrategy Analytics Enterprise lies at the core of the MicroStrategy Analytics Platform and combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics Desktop is a standalone desktop tool, available free of charge and designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes. MicroStrategy Analytics Express is a cloud-based service that is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber analytics with little or no assistance from IT professionals. MicroStrategy Analytics Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution.

MicroStrategy Mobile™ is designed to allow organizations to rapidly build information-rich applications that combine multimedia, transactions, analytics, and custom workflows. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to get powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective way to mobilize an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. Using MicroStrategy Mobile, customers can transform their entire workforce into a connected and more productive mobile workforce with mobile apps that are significantly more robust than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times.

MicroStrategy Cloud™ brings together enterprise analytics, analytical databases, and data integration capabilities in a high performance integrated environment. MicroStrategy Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Cloud is quicker to deploy, is more flexible, delivers consistent high-level performance and offers significant financial advantages. We offer MicroStrategy Cloud as a managed service to organizations that want the power of enterprise analytics and the ability to quickly build and deliver enterprise mobile apps that harness the potential of Big Data analytics.

The MicroStrategy Loyalty Platform™, branded as MicroStrategy Alert, is a next-generation mobile customer loyalty and engagement solution. It is designed to help retailers harness the power of mobile technology by providing a mobile engagement channel to their customers for targeted marketing, commerce, and loyalty. MicroStrategy Alert is offered as a subscription-based service. It includes a consumer-facing branded mobile app; a campaign management system to create and launch targeted campaigns and publish content; an intelligence module to analyze app activity and campaign performance, as well as design target segments; and a library of content connectors to synchronize content from customers’ existing Websites and social pages with the MicroStrategy Alert-powered mobile app.

The MicroStrategy Identity Platform™, branded as MicroStrategy Usher™, is a mobile identity solution that can deliver biometric-enhanced security to applications and business processes across an enterprise. MicroStrategy Usher can replace ID cards, key cards, employee badges, and passwords with a single mobile identity that is biometrically linked to its owner, cryptographically linked to its owner’s phone, and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s architecture leverages three-factor authentication, out-of-band channels, time-limited codes, and bidirectional public key infrastructure encryption to offer enterprises increased protection against fraud and cybercrime. MicroStrategy Usher is designed to allow users to log in to applications, unlock doors, validate one another’s identity, and authorize transactions more securely, using their MicroStrategy Usher mobile identities. Furthermore, MicroStrategy Usher uses the MicroStrategy Analytics Platform to support behavior monitoring and the detection of abnormal activity for even greater security. MicroStrategy Usher is offered as a subscription-based service.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product and support services, continue to generate the vast majority of our revenue. During 2013, 2012, and 2011, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

We were incorporated as a Delaware corporation on November 17, 1989. Today, with operations in 28 countries worldwide, the company is one of the largest independent publicly-traded analytics vendors as measured by annual revenue.

MicroStrategy Analytics Platform

The MicroStrategy Analytics Platform enables users to query and analyze detailed, transaction-level databases, large Hadoop® distributions, data warehouse appliances, departmental databases, and user-owned data in spreadsheets. It transforms data into business insight through highly visual, interactive reports and dashboards.

The volume of data available to enterprises is growing at a very high rate, being driven by greater transaction detail, more sensors, more external data, and more data from mobile and social media platforms. The MicroStrategy Analytics Platform helps organizations worldwide take advantage of this explosive growth in enterprise data. It can be used by companies to provide managers and employees with timely actionable information to make data-driven business decisions. Solutions built on the MicroStrategy Analytics Platform can give analysts, managers, and executives the critical insight they need to reduce costs, better allocate resources, improve efficiencies, and optimize operations.

The MicroStrategy Analytics Platform can also be used to build stronger relationships with business partners and suppliers by providing insights used to manage inventory levels, analyze supply chains, and track vendor performance. A self-service feature, MicroStrategy Visual Insight, enables business users from across the organization to explore enterprise data and spot trends in a completely visual and interactive way, thereby eliminating much of the need for IT to create reports and dashboards for them.

Analytics software offers organizations the opportunity to ask and answer questions about historical and current data that has been captured but not yet fully exploited in order to monitor their business, make effective decisions to improve processes, and predict future behavior. Five key business needs have driven demand for powerful analytics solutions:

•	Increased consumption of analytics. In the past, dissemination of information was limited to a few power-users or analysts. Now a wide range of information users – from customer service representatives to the CEO within a company, and from customers to suppliers outside the organization – can benefit from the insight that analytics provides. The wide acceptance of the Internet as an information source also has fueled demand for enterprise data to be accessible over the Web to tens of thousands of users across an enterprise. In addition, demand for analytics on mobile devices is being driven by the growth of the mobile Internet and by the accelerating proliferation of mobile devices.

•	Increased data scalability. Increasing information generation, and in particular, the ability to capture and store electronically every business transaction and interaction, have made terabyte-size data warehouses commonplace. Due to very large data volumes at some organizations, such as data volumes generated by social media, data warehouses can now reach sizes in excess of tens of petabytes (1,000 terabytes). While transaction- and interaction-level information is now routinely captured, organizations often struggle to make productive use of such massive data stores. Organizations need to view data within its operational context – making even the most detailed information meaningful to business users. As a result, users want the ability to easily discover trends hidden in these very large databases and to verify these trends by reviewing the underlying detail.

•	Improved analytics system performance. The increase in user population sizes and data volumes puts a strain on the analytics infrastructure. Business users expect to retrieve the information they are requesting within seconds of making the request. Mobile devices have set this expectation even higher by increasing demand for near instantaneous responses to requests. Analytics administrators need to systematically monitor and tune the analytics environment to provide the expected service levels.

•	Improved data comprehension and visualization. As data volumes have increased, the growing work demands placed on business users have meant progressively less time available to users to monitor and improve their businesses and make informed decisions. As a result, business users need to view the data in a summarized, easy-to-grasp format and navigate to areas of concern for additional insight. Presenting the data in a highly visual, accessible, and interactive format to collate, view, and explore information with agility and ease of use improves the overall comprehension of the business and speeds up the decision-making process.

•	Increased demand for personalized, one-to-one customer and/or supplier experience. Many companies have implemented strategies that establish personalized relationships with each customer and/or supplier based on individual needs and preferences. They earn loyalty by providing superior service, security, and convenience. In order to successfully acquire, retain, and upgrade customers, these organizations need to understand their customers’ profiles, transaction history, past responses to marketing campaigns, and interactions with customer service. This information is often stored in widely dispersed and complex data sources, and obtaining a holistic view of the customer can be challenging.

The MicroStrategy Analytics Platform provides the functionality users need to make better business and management decisions. It delivers a high performance solution that meets users’ demands and is highly functional, simple to use, scalable, and easy to administer.

The MicroStrategy Analytics Platform is comprised of three separate products that together support a full spectrum of business needs designed to maximize flexibility and affordability, while running at individual, team, departmental, or enterprise-scale. The platform delivered as a desktop application, on the Web or via mobile devices, supports high performance analytics on gigabytes, terabytes, or petabytes of data, and is deployed on-premises or for significantly faster deployment in MicroStrategy Cloud. These products are:

•	MicroStrategy Analytics Enterprise (Enterprise-grade business intelligence)

•	MicroStrategy Analytics Desktop (Self-service visual analytics tool)

•	MicroStrategy Analytics Express (Cloud-based self-service visual analytics for teams)

The three MicroStrategy Analytics Platform products also share a common user experience—making it easy to start small with self-service analytics and grow into the production-grade features of MicroStrategy Analytics Enterprise.

MicroStrategy Analytics Enterprise

MicroStrategy Analytics Enterprise is our flagship analytics software platform. It combines the agility and productivity of self-service data visualization (also known as visual data discovery) with the security, scalability, and governance features of enterprise-grade business intelligence. This approach bridges the gap between fast, elegant, interactive visual analytics and powerful, large-scale enterprise business intelligence.

Key benefits of MicroStrategy Analytics Enterprise include:

•	Flexibility to report, analyze, and monitor. MicroStrategy Analytics Enterprise unifies reporting, analysis, and real-time business monitoring into one seamless experience for the business user, one efficient and scalable architecture for the IT professional, and one economical and extensible utility for the CIO.

•	Industrial-strength analytics. MicroStrategy Analytics Enterprise enables industrial-strength analytics with enterprise-caliber technology and high user- and data-scalability. It enables centralized administration, operations, and maintenance in a unified interface and from within a unified hardware environment. Users can connect through their mobile devices, a zero-footprint Web offering, and office productivity software suites—expanding the reach of business intelligence across the enterprise.

•	Integration of analysis in every report or scorecard. MicroStrategy Analytics Enterprise makes powerful analytic capability automatically available directly from enterprise reports and scorecards. It delivers analytic integration to users in two ways. The first is by providing online analytical processing (OLAP) capabilities directly to tables, charts, and visualizations embedded within report documents, allowing business users to analyze the data while staying within the bigger report document. The second is by allowing users to “drill” from a report document to a dedicated analysis view that is optimized for conducting detailed analysis. In both cases, the integration of reporting with analysis is automatic.

•	Data to insight in minutes without IT involvement. Our self-service analytics engine, MicroStrategy Visual Insight, gives business users a simple, powerful, and fast way to analyze data with minimal set-up requirements. It is designed to allow business users to answer business questions on their own, avoiding the lengthy process of report specification and design. By using a variety of graphical visualizations to represent the entire analysis, users can easily and rapidly spot trends and outliers in large data sets, creating a user experience that seems to unfold in real time. Users can import local data files, such as Excel® spreadsheets, and begin analysis immediately without IT intervention. These dashboards and analyses can be saved and shared so colleagues can access them and benefit from the analysis. Because MicroStrategy Visual Insight requires only a Web browser or iPad® for its user interface, enterprises can provide it to everyone in the organization. The combination of our traditional enterprise scalability along with the MicroStrategy Visual Insight feature brings the power of enterprise analytics to the personal level, and easily extends that power to everyone in the organization.

•	Actionable insight. MicroStrategy Analytics Enterprise helps organizations accelerate the speed and productivity of their businesses by building mobile apps and Web dashboards that connect to back-end transactional systems and databases to include data entry and action-taking features, including: submitting orders, one-click approvals and denials, notes for tracking and directing business activity, and write-back to data sources. MicroStrategy Analytics Enterprise interacts with relational databases using SQL and with Web services using XQuery, providing flexibility in connecting to data warehouses, data marts, ERP data marts, and cloud applications.

•	Trusted data. MicroStrategy Analytics Enterprise enables organizations to achieve data consistency across every report, dashboard, and user within the system through a centralized metadata store. By leveraging our reusable metadata to define, manage, and maintain common definitions for metrics, attributes, data sets, and other objects, organizations can lower the overall cost of developing new analytical outputs (such as reports or dashboards), while helping to ensure that the information delivered in those outputs is accurate and timely.

•	Heterogeneous joining of data from across the enterprise. MicroStrategy Analytics Enterprise enables organizations to create integrated views of data across heterogeneous data stores. By mapping conforming dimensions from multiple sources within the MicroStrategy object model, the platform automatically joins data from multiple sources in the same table, chart, or visualization. Data can come from any source accessible by MicroStrategy, including the data warehouse, data marts, Apache™ Hadoop®, SAP® Business Information Warehouse (SAP BW), Microsoft® SQL Server® Analysis Services, IBM® Cognos® TM1®, Oracle® Essbase, and other operational system databases.

•	Integration of advanced analytics into mainstream reporting and analyses. MicroStrategy Analytics Enterprise’s analytic engine includes predictive capabilities in every MicroStrategy report and analysis. The analytic engine can train and calculate many of the primary data mining functions, including time-series, association rules, clustering, regression, and decision-tree algorithms. Hand-in-hand with this calculation capability, MicroStrategy Analytics Enterprise also includes the ability to import data mining models directly from data mining products from vendors like IBM® SPSS®, Teradata®, and SAS® using the predictive modeling mark-up language (PMML) standard, and by embedding R statistical packages in the platform. With this capability, data mining models, such as neural network algorithms, rule set algorithms, and support vector machines, as well as ensembles of models, can be imported through a single click and automatically converted into a standard MicroStrategy metric. After that, MicroStrategy’s Data Mining Services™ extension enables these metrics to be used freely and calculated quickly in reports, analyses, and alerts.

•	Support for large data volumes and all major relational database/hardware combinations. MicroStrategy Analytics Enterprise supports systems with very large data volumes and is specifically optimized to support all major relational database platforms, Hadoop distributions, and data appliances commonly used for business intelligence systems, as well as multi-dimensional databases, such as SAP BW. Important features of our solution in this area include:

•	Dynamically generated SQL, multidimensional expressions (MDX), and Hadoop queries that optimize the performance of each major database;

•	Very Large Database (VLDB) parameters that allow individual reports to be tuned for performance;

•	Support for hand-written SQL, Hadoop, and XQuery queries;

•	Ability to support very large user populations;

•	Highly reliable up-time, even in high volume applications; and

•	Ability to work with and support multiple languages for international applications.

•	Powerful analytics to customer interaction and transaction-levels of detail. We believe that MicroStrategy Analytics Enterprise incorporates one of the most sophisticated analysis engines available in the market today, capable of answering highly detailed business questions. It offers support for information beyond the summary level to include information at the customer interaction and transaction levels. This capability is critical to a wide range of applications, including highly targeted direct marketing, e-commerce site personalization, customer and product affinity analysis, call detail analysis, fraud detection, credit analysis forecasting, trend metrics, and campaign management. MicroStrategy Analytics Enterprise allows the creation of highly sophisticated applications that take maximum advantage of the detail available in an organization’s databases.

•	Powerful distribution engine for information delivery. Our technology offers a high performance, personalized distribution engine for delivering periodic and alert-based information to users via e-mail, Web, and mobile devices. The distribution engine includes drivers for all major device types used in both domestic and international markets, enabling the delivery of information to users when and where it is needed.

MicroStrategy Analytics Desktop

MicroStrategy Analytics Desktop is available for free and is a fast, powerful, and easy-to-use product for self-service data visualization that enables business users to gain deep insight into their data. With MicroStrategy Analytics Desktop, it takes just minutes for a business user to gain valuable insight into their data by creating stunning, useful visualizations without the need of an IT department. Downloading and installing MicroStrategy Analytics Desktop can be completed in less than five minutes from a standard desktop computer or laptop, making the power of MicroStrategy analytics easily available to everyone.

MicroStrategy Analytics Desktop is powered by the same MicroStrategy Visual Insight self-service analytics engine that is available in MicroStrategy Analytics Enterprise, helping to ensure a common user experience and compatibility between the products.

Key benefits of MicroStrategy Analytics Desktop include:

•	Rapid access to business data. MicroStrategy Analytics Desktop can enable business users to access data in spreadsheets, on Salesforce.com®, and in on-premise or cloud-based databases faster than existing analytics solutions. The process of accessing and preparing data for analysis by business users traditionally requires time, resources, and expertise. An experienced analytics architect must create a data model, write SQL scripts, and develop business attributes, dimensions, and related objects that analysts will use in their reports. This task can take weeks or longer to complete with standard solutions. MicroStrategy Analytics Desktop accelerates and simplifies this process by automating the creation of these underlying analytics objects. A user simply points to the location of the data, and MicroStrategy Analytics Desktop can create the data objects on the fly.

•

Data to insights in minutes. MicroStrategy Analytics Desktop delivers a data discovery interface that gives business people a powerful yet user-friendly way to analyze data without expert assistance. Instead of waiting for their analytics team to develop reports, business users can answer questions on their own by intuitively exploring data using a variety of highly interactive data visualizations. These graphical representations of data help users more easily spot trends and outliers that can be harder to discover using traditional methods. MicroStrategy Analytics Desktop combines simple drag-and-drop controls with powerful features like the ability to create metrics on the fly, use advanced and predictive analytics, and filter and drill through data.

•	Fast, easy, self-service dashboards. MicroStrategy Analytics Desktop allows users to build dashboards quickly and easily without requiring IT involvement. Users can simply drag-and-drop multiple visualizations in a dashboard and arrange them to convey a coherent story. Users can also blend and combine data from different sources to create new metrics and data views.

•	Visual insight sharing. MicroStrategy Analytics Desktop users can easily share visual insights by exporting and sending their dashboard as an image, an Adobe® PDF file, or a full MicroStrategy Analytics Desktop file.

•	Seamless upgrades. MicroStrategy Analytics Desktop users can seamlessly upgrade to the more powerful features of MicroStrategy Analytics Express or MicroStrategy Analytics Enterprise by simply opening their existing MicroStrategy Analytics Desktop analysis files from either of those products.

MicroStrategy Analytics Express

MicroStrategy Analytics Express is a Software-as-a-Service (SaaS) solution designed to simplify and accelerate the development and deployment of analytics applications. Currently available at no charge, it delivers streamlined user interfaces and automated workflows that allow a person with minimal training to analyze data and share insights with others via Web browsers and mobile devices, using a self-service approach that does not require IT involvement. With MicroStrategy Analytics Express, business users can access data in spreadsheets, on Salesforce.com, and in relational databases without having to undertake technical data modeling or create traditional technical analytics components. Users can explore data and spot trends using a variety of interactive visualizations—and build professional-quality reports and dashboards using pixel-perfect formatting capabilities. Dashboards and analyses can be published instantly as both mobile apps and Web-based dashboards, and can combine reports, dashboards, and multimedia content without writing code. Users can easily set up their own periodic distributions of personalized dashboards to any number of recipients via scheduled e-mail deliveries, or by simply inviting them via e-mail to access the dashboards interactively via the Web or mobile devices.

MicroStrategy Analytics Express is powered by the same MicroStrategy Visual Insight self-service analytics engine that is available in MicroStrategy Analytics Enterprise. This integration is designed to ensure a common user experience and compatibility between the products.

Key benefits of MicroStrategy Analytics Express include all the self-service analytics features of MicroStrategy Analytics Desktop, plus:

•	Boardroom-quality reports and dashboards. MicroStrategy Analytics Express gives users the ability to design professional-looking performance reports, customer invoices, statements, dashboards, and scorecards with minimal training. It delivers pixel-perfect formatting capabilities that can give users precise control over every item on their document. With a few clicks, users can insert text, graphics, interactive charts and selectors, HTML content, and more.

•	Business insights “to go.” Users of MicroStrategy Analytics Express can access data anytime and anywhere on the iPad. The touch screen and gesture-based interactions of the mobile device deliver a superior user experience. Users can interact with their dashboards, insert comments, and highlight outliers in the data. They can then share their annotations with colleagues for a truly collaborative experience.

•	Effortless design of mobile intelligence and multimedia apps. MicroStrategy Analytics Express allows business users – regardless of technical skill – to design and deploy applications that combine analytics and multimedia content in a mobile interface. Easy-to-use templates let users choose colors and custom backgrounds, add corporate logos and graphics, format text, and insert reports, dashboards, videos, PDF documents, and other content. With MicroStrategy Analytics Express, companies can quickly deploy branded, professional-quality analytics and content to small or large numbers of mobile users quickly and easily.

•	Business analytics for the masses. MicroStrategy Analytics Express makes powerful personalized data publishing faster and more cost-effective while reducing its technical complexity. A user with minimal training can create personalized distributions, targeted to individual recipients based on factors like their role, location, or other criteria, without the need for long, complicated IT projects.

•	Seamless integration with social networks. Using the “Personal” section of MicroStrategy Analytics Express, users can share insights with Facebook® friends and Twitter® followers. It is also possible to embed live dashboards that others can interact with on Websites and blogs, making it a compelling solution for journalists, bloggers, professors, and anybody who needs to enhance articles with data.

•	More business intelligence, faster, and with less risk. MicroStrategy Analytics Express helps minimize the inefficiencies and risks related to planning, sourcing, installing, operating and maintaining an analytics implementation. It enables organizations to leverage an infrastructure that is continuously monitored and optimized by a team of performance specialists. MicroStrategy’s 24/7 network operations centers help protect the performance and integrity of customer applications. As a result, MicroStrategy Analytics Express enables business managers to deliver Web and mobile intelligence applications to their users in less time, with less risk, and at lower cost than traditional analytics implementations.

MicroStrategy Analytics Platform Releases in 2013

MicroStrategy’s latest analytics release is the new MicroStrategy Analytics Platform, which was made generally available in October 2013.

The new MicroStrategy Analytics Platform includes a number of significant functional enhancements:

•	New data blending capabilities. Enables any business user to combine data on the fly from multiple sources like databases, cloud-based data, or Excel spreadsheets, which can eliminate the need to model data (typically requiring IT expertise) prior to aggregating it. As a result, creating analytics against multiple data sources can be significantly faster for a business user.

•	Real-time data. Real-time data updates in production dashboards offering users immediate operational feedback as business metrics change.

•	Improved Big Data support with new data connectors. The MicroStrategy Analytics Platform incorporates data connectors for newly popular Hadoop distributions and adds access to NoSQL data sources. New connectors include MongoDB®, an innovative NoSQL database; Intel® Distribution for Apache Hadoop, an enterprise Hadoop distribution with powerful self-tuning features; HortonWorks® Data Platform 1.3, a leading Hadoop distribution; and Pivotal™ HAWQ™, a performance accelerator for EMC’s PivotalHD Hadoop distribution.

•	Out-of-the-box map analytics. Users can visualize their data in compelling, insightful geographic representations. These advanced mapping features — powered by Esri®, a leading location analytics provider — include markers, clusters, layers, shapes, and more. Multiple map skins and cartographic overlays are available so every user can create brilliant-looking map analytics.

•	Major performance enhancements. Architectural improvements enable MicroStrategy Analytics Platform users to analyze significantly more data in-memory than was previously possible, for powerfully fast analytics on massive data sets. Analytics involving multiple data sets are now significantly enhanced by MicroStrategy’s new in-memory data blending technology, delivering results much faster than previously possible with direct database queries. Self-service analytics now run significantly faster, often with sub-second response. To enhance user scalability, throughput has increased by nearly 100%, which means the platform supports twice the number of users on an equivalent hardware configuration.

MicroStrategy Analytics Platform Technology Strategy

Our technology strategy is focused on delivering comprehensive platform-based solutions to enable any organization to create immediate value from analytics and then quickly grow their analytics effort to encompass more advanced capabilities as well as larger user and data scale. This strategy includes: expanding support for large information stores, improving performance and administration, enhancing our analysis capabilities, and enhancing report delivery via the Web and mobile devices. We continue to enhance our products for use with a broad range of operating systems and databases to enable our customers to leverage their existing technology investments to achieve faster query times with fewer required resources. We continue to enhance usability and visual data exploration to increase ease of use and functionality, and thus further decrease the need for IT intervention. We are working to further differentiate our products by increasing:

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

MicroStrategy Mobile

MicroStrategy’s consistently highly-rated mobile offering extends beyond basic mobile analytics to deliver an innovative mobile app platform that makes building mobile business apps easier and faster—and code free.

MicroStrategy Mobile is designed to allow organizations to rapidly build information-rich applications that combine multimedia, transactions, analytics, and custom workflows. The powerful code-free platform approach is designed to reduce the costs of development and enable organizations to get powerful mobile business apps quickly and cost-effectively. MicroStrategy Mobile is an easy, fast, and cost-effective way to mobilize an organization’s information systems, including its data warehouses, business intelligence, ERP, CRM, and Web applications that are currently accessible only on the desktop. MicroStrategy Mobile is available both as on-premises software and hosted as a service offering in MicroStrategy Cloud. Using MicroStrategy Mobile, customers can transform their entire workforce into a connected and more productive mobile workforce with mobile apps that are significantly more robust than their Web-only counterparts. With mobile access to critical corporate data and systems that drive the business, employees can have a virtual office in their hands at all times. During 2013, independent analyst firm Dresner Advisory Services rated MicroStrategy Mobile the number one overall offering out of twenty-five vendors for Mobile Computing / Mobile Business Intelligence. This is the third year in a row that MicroStrategy has topped the list of vendors included in Dresner’s Wisdom of Crowds® Mobile Computing / Mobile BI Market Study.

Key benefits of MicroStrategy Mobile include:

•	Increased employee productivity by gaining new efficiencies and cutting decision times. MicroStrategy Mobile computing can wrap people in software, replacing what they write, carry, and touch today. It puts materials, information, and system access on devices that are always on, always connected, and always in reach.

•	Extending information throughout an organization. MicroStrategy Mobile can help run a business more effectively by extending the reach of critical enterprise systems to all constituents in all locations. It can provide real-time access to the latest information and data-driven visualizations that fuel spontaneous conversations and more effective decision making.

•	Conducting business in newer and faster ways. MicroStrategy Mobile uses context-aware mobile apps that leverage native mobile device functionality significantly faster than Web apps.

•	Fast app development. MicroStrategy Mobile is one of the fastest ways to create new mobile apps and mobile front-ends to existing analytics applications. Its click-to-configure features allow the development of mobile apps in a code free environment without the need of an organization’s IT resources. It also allows for the deployment of native apps across multiple operating systems with a single design and lets a user make an app multi-lingual with a few configuration clicks.

•	High Performance Mobilization. MicroStrategy Mobile provides compelling and high-performance MicroStrategy Mobile powered apps that can maximize impact, durability, and adoption.

MicroStrategy Mobile Releases in 2013

MicroStrategy Mobile currently includes the following significant functional enhancements made during 2013:

•	Native transactional front-ends are quick and easy to apply. The table control object allows users to build transactions quickly and easily into any apps that use the native transaction controls by default. Additionally, the native barcode reader extends its support to include the iPad, allowing developers to incorporate barcode reader requirements seamlessly into their iPad apps.

•	Enhanced enterprise-grade mobile security. App Passcode provides application-level access protection and data encryption independent from overall operating system protection — designed for organizations looking to support bring-your-own-device (BYOD) mobile delivery strategies. Double Encryption is designed to deliver enhanced security of all information at rest on a mobile device. Support for a trusted server can help ensure that a mobile app can only communicate with a specific trusted server.

•	Native smart video widget. This feature, which provides optimized and secure online/offline access to video content, allows developers to build video content into any app and any custom workflow. When playing a video, the app will find the smartest route to source the video, checking local device storage, WebDAV location, and online sources (YouTube). Developers can dynamically call the video widget as part of their app workflow to play any video. Videos are stored locally on the device, and are encrypted to the 256-bit standard.

•	Native smart survey widget. The MicroStrategy Mobile survey widget facilitates real-time, efficient information gathering for organizations. Using this new, simple interface for survey configuration and editing, app designers can quickly create a multitude of surveys that provide an elegant, native end user experience. The survey widget is driven by Web services connections to online survey tools, providing users with the flexibility to create and edit surveys and ease of deployment via native MicroStrategy Mobile apps.

•	Client-side usage monitoring. We deliver superior monitoring capabilities that are embedded into every MicroStrategy Mobile powered app. Client-side monitoring can capture personalized analysis every time a user taps on an app screen. Statistics can be gathered on time spent on each app screen, exploration paths, GPS location, app usage, device type, operating system version, and cache usage. With this information, app developers can track overall app adoption, geo-locate usage, perform cohort analysis, support continuous development cycles, analyze app performance, spot network issues, and track adoption rates of new devices, operating systems, and clients.

•	Intuitive and inexpensive command centers. MicroStrategy Mobile includes capabilities to drive an interactive connected set of HDTV displays—via mirrored Apple TV®s, using multiple iPads. Users can touch any iPad in the cluster to control what is displayed, and any single selection passes to each iPad. All iPads can instantly update to reflect the selections—on the device and on the wall. With the powerful MicroStrategy Mobile platform hosted in the cloud, businesses can deliver a dynamic touch-enabled command center with only a few Apple iPads, Apple TVs, and HDTV screens.

MicroStrategy Mobile Technology Strategy

We continue to invest in enhancing MicroStrategy Mobile to empower our customers with the ability to build apps that drive their business forward and deliver revolutionary applications to their employees, partners, prospects, and customers. We continue to invest in enhancing the product across all three core capabilities: transactions, analytics, and multimedia. We remain focused on delivering the most compelling native end user experience on devices that are adopted by enterprises. New features specific to supported operating systems will take advantage of the native API’s and incorporate new OS capabilities into apps built by MicroStrategy customers.

We also continue to invest in bringing to life mobile apps in an easy, fast, and flexible way. We will continue to enhance our MicroStrategy Mobile technology to deliver an experience that is philosophically “user first” by combining a powerful user experience on top of a dynamic and accessible development infrastructure.

MicroStrategy Cloud

MicroStrategy Cloud offers an integrated and optimized cloud business analytics platform that combines infrastructure, technology, people, and processes to offer analytics as a service to our customers. MicroStrategy Cloud builds on the MicroStrategy Analytics Platform, and adds class leading extract, transform, load (ETL) and database technology to provide an agile, high performance, elastic, and cost-effective analytics platform.

MicroStrategy Cloud provides customers the MicroStrategy Analytics Platform-as-a-Service (PaaS) hosted in the cloud. In addition to the MicroStrategy Analytics Platform and MicroStrategy Mobile, MicroStrategy Cloud also offers data integration ETL using Informatica® technology, and data hosting services through technologies from IBM, Teradata, Microsoft, and ParAccel®, as well as complementary Infrastructure-as-a-Service (IaaS) solutions. The MicroStrategy Cloud PaaS provides customers with infrastructure (data center space, rack space, power, cooling, and servers), technology platforms (analytics, mobile data integration, and data hosting), operations, support, and expert analytics practitioners for a subscription fee with no upfront capital investment. Customers choose our MicroStrategy Cloud offering for improved time to market, higher performance, and lower overall total cost of ownership compared to traditional on-premises deployments.

MicroStrategy Cloud consists of the following services:

•	MicroStrategy Cloud Platform Services. MicroStrategy Cloud Platform Services includes the MicroStrategy Analytics Platform and MicroStrategy Mobile offered as a hosted service for a subscription fee. The subscription fee covers data center infrastructure, power, cooling, servers, MicroStrategy platforms, support, administration, and monitoring services.

•	MicroStrategy Cloud Data Hosting Services. MicroStrategy Cloud Data Hosting Services is an option that offers our customers a hosted database platform as a service in MicroStrategy Cloud for a subscription fee. Various database options, starting from basic databases to high performance multi-terabyte massively parallel processing (MPP) analytical databases, are offered. The subscription fee covers data center infrastructure, power, cooling, servers, relational database management system (RDBMS) platform, support, administration, and monitoring services.

•	MicroStrategy Cloud Data Integration Services. MicroStrategy Cloud Data Integration Services is an option that provides its subscribers with an ETL technology offered as a service for a subscription fee. This service allows our customers to aggregate and harmonize data from on-premise databases and third party data services to generate a single cohesive dataset in the MicroStrategy Cloud. The subscription fee covers data center infrastructure, power, cooling, servers, data integration technology, support, administration, and monitoring services.

Key benefits of MicroStrategy Cloud include:

•	Agile rapid application development and deployment. MicroStrategy Cloud provides the infrastructure, technology, processes, and experts that a customer needs to develop and deploy applications quickly. The entire service has been pre-packaged and optimized, and is supported by expert analytics practitioners. This solution allows our customers to get to market much more quickly than traditional approaches and react to business changes as they happen.

•	High performance analytics applications. MicroStrategy Cloud combines the high performance characteristics of the MicroStrategy Analytics Platform and MicroStrategy Mobile with high performance servers and network infrastructure. This integration allows our customers to deploy analytics and mobile applications that deliver near instantaneous user response, allowing them to serve their customers more quickly and efficiently.

•	Elastic capacity with no capital investment. MicroStrategy Cloud allows customers to get started with no upfront capital investment in infrastructure. Customers can start small and increase their capacity on demand.

•	Low overall total cost of ownership. IT application costs are driven by capital investments and the personnel cost associated with hiring a staff of experts to build, maintain, and tune a large-scale environment. MicroStrategy Cloud delivers this high performance, tuned, and monitored environment as a service, lowering overall total cost of ownership.

MicroStrategy Cloud Technology Strategy

MicroStrategy Cloud offers organizations an alternate purchase and deployment model for business analytics, compared to traditional on-premises deployments. Instead of making large upfront capital investments and building large support teams, MicroStrategy Cloud allows organizations to purchase analytics as a service with no upfront capital investments. Instead, it offers a payment structure that scales with the business requirements.

Our MicroStrategy Cloud technology strategy is focused on continuing to enhance the reliability, self-service, performance, and scalability of our offering. We also seek to differentiate our offering by investing in enhancing the security process and infrastructure around our service, monitoring existing security and compliance certifications, and obtaining new certifications.

MicroStrategy Loyalty Platform

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, is a mobile engagement solution with which retailers can bring a sophisticated, consumer-facing mobile application to market quickly and cost-effectively compared to building one themselves. With a MicroStrategy Alert–powered app, a retailer can deliver a branded experience—involving its products, services, and loyalty programs—to customers’ mobile phones. The MicroStrategy Loyalty Platform incorporates the features of a state-of-the-art e-commerce application, including a native storefront, a store and product locator, digital receipts, and an integrated loyalty card. In addition to these core features, MicroStrategy Alert offers a broad set of functionalities, including targeted promotions, peer-to-peer gifting, social loyalty features, and analytics on commercial activity and customer usage.

MicroStrategy Alert is cloud-based, so a retailer can deploy a complete mobile app without the high cost and delay of developing and maintaining an application on its own. MicroStrategy Alert integrates the data and content from the retailer’s own customer systems (such as CRM, POS, and loyalty) and marketing assets (such as Web content, multimedia, and social channels) to deliver an omni channel brand experience to users of both iOS and Android devices. All of this content can be readily created and managed through a simple Web-based management interface.

A MicroStrategy Alert-powered app gives retailers an arsenal of marketing and commerce capabilities to help them increase sales, boost customer loyalty, capture new customers, and project their brand.

Key benefits of MicroStrategy Alert include:

•	Streamlined shopping. MicroStrategy Alert integrates with merchants’ existing product catalogs to deliver a native mobile shopping experience, so customers can easily browse and shop on their smartphones. Purchased items are stored in a receipts wallet, so retailers can cross-sell and upsell related items and accessories, while simultaneously helping customers re-order items, make returns, and track purchases. MicroStrategy Alert also integrates with a number of standard payment systems and PayPal®, and includes an array of shopping conveniences, including a store locator, product search capability, and a barcode scanner.

•	Targeted promotions. MicroStrategy Alert collects a wide range of data natively, including demographic, social, app usage, and real-time location data from mobile users. It can also connect to retailers’ customer management systems to access CRM-style data such as purchase history, loyalty scores, and lifetime value scores. Combining all of this data, marketers can create highly targeted promotions tuned to specific market segments. Promotions can be simple messages, coupons, gift cards, pre-paid deals, and tickets. The promotions are sent directly to customers’ smartphones, and can be redeemed directly within the app.

•	Loyalty features. MicroStrategy Alert connects to a retailer’s loyalty system so that mobile customers can enjoy instant access to their loyalty cards. It fosters brand ambassadorship by rewarding customers who use the MicroStrategy Alert-powered mobile app for social gifting and for sharing content with their friends. Users can “gift” items and share content via Facebook, email, or SMS, so retailers can extend their commercial reach through their customers’ networks.

•	Integrated content. MicroStrategy Alert connects with the retailer’s social media channels, including Facebook, Twitter, and Pinterest®. Retailers can also upload multimedia marketing content, such as blog posts, photos, podcasts, and video galleries, to keep their app fresh and their customers engaged.

•	Cloud-based platform. MicroStrategy Alert is a cloud-based service, so retailers can avoid the cost, complexity, and delay of building a solution from scratch, and MicroStrategy maintains the high performance of the underlying infrastructure. Marketing teams can also easily populate and rearrange app content without IT support and without having to resubmit the app to the Apple App Store or Google Play.

•	Visibility and control. The MicroStrategy Alert Campaign Management System (CMS) and MicroStrategy Alert Intelligence give retailers control and visibility over their MicroStrategy Alert marketing and commerce activities. CMS provides a simple Web-based interface through which marketers can manage app content, create target segments, and send promotions. MicroStrategy Alert Intelligence leverages the MicroStrategy Analytics Platform to provide retailers with analytics on commercial and customer activity within their MicroStrategy Alert app.

MicroStrategy Loyalty Platform Technology Strategy

Our technology efforts for the MicroStrategy Loyalty Platform are focused on delivering an exceptional customer experience and delivering value to our retail customers through more commerce features, better administration, more integration with native retail systems, and more intelligence. This involves continued development in the following areas:

•	User experience. The success of any mobile app hinges on customer adoption. Toward that end, we continue to improve the MicroStrategy Alert user experience in terms of the aesthetics of the user interface, ease of navigation, and overall performance.

•	Feature set. As a mobile commerce app, MicroStrategy Alert delivers value to businesses by helping them sell more products, deliver better customer service, and attract more customers. We continue to develop capabilities that encourage users to purchase products from within the MicroStrategy Alert app and foster greater interactivity with the users. Our feature strategy in the near term will be based largely on requests from our initial MicroStrategy Alert customers, such as GUESS?, Inc. and Tilly’s.

•	Performance. MicroStrategy Alert is a cloud-based service, so we continue to optimize our code and add processing power to the MicroStrategy Loyalty Platform to help ensure high performance as its user population scales.

•	Reporting. The MicroStrategy Loyalty Platform aggregates a tremendous amount of data – from retailers’ systems and directly from the end users through their mobile app usage – that can be analyzed to aid merchants in their marketing efforts. We continue to add more reporting capabilities to the MicroStrategy Loyalty Platform so that merchants can gain more insight and visibility into commercial activities, social interactions, and user behaviors within the MicroStrategy Alert app using MicroStrategy analytics.

•	Integration. The MicroStrategy Loyalty Platform connects to merchant resources to extract data (purchase history, loyalty points, etc.) used to drive the MicroStrategy Alert app. To expedite the activation of new apps, we continue to develop APIs that simplify the process of integrating customer data systems with the MicroStrategy Loyalty Platform.

MicroStrategy Identity Platform

The MicroStrategy Identity Platform, branded as MicroStrategy Usher, is a mobile identity management solution that can deliver biometric-enhanced security to applications and business processes across an enterprise. It can replace ID cards, key cards, employee badges, and passwords with a single mobile identity that is biometrically linked to its owner, cryptographically linked to its owner’s phone, and dynamically linked to the enterprise’s existing identity repositories. Users can log in to applications, unlock doors, validate each other’s identity, and authorize transactions using only their mobile identities, either through Bluetooth® signals, QR codes, or time-limited PIN codes. MicroStrategy Usher can appeal to businesses, universities, associations, governments, and other organizations because it adds a layer of biometric security to their systems, physical spaces, and transactions that would otherwise be technically difficult or cost-prohibitive. MicroStrategy Usher is designed to help prevent cybercrime by replacing passwords that can be stolen or cracked, and to reduce identity-related fraud by replacing physical ID cards that can be counterfeited and stolen. MicroStrategy Usher can also be used as a powerful workforce management resource. It is designed to enable managers to gain a near real-time window into the activity of their distributed workforce and can provide powerful interactive features to command it.

Key benefits of MicroStrategy Usher include:

•	Identity protection. MicroStrategy Usher mobile identities are designed to be more secure than traditional physical forms of identity, which can be stolen and counterfeited.

•	Cyber security. MicroStrategy Usher can replace passwords—which can be the weak link exploited by cybercrime attacks—with biometrically-secured mobile identities.

•	Physical access control. MicroStrategy Usher users can unlock doors by tapping on a “digital key” or by scanning a QR code. If a device is Bluetooth-enabled, a user can unlock a door simply by approaching it.

•	Transaction authorization. MicroStrategy Usher can be used for authorizing transactions such as online purchases, in-store purchases, or ATM withdrawals without requiring a signature that can be forged or a plastic card that can be skimmed.

•	Workforce management. MicroStrategy Usher can collect data about the locations of users’ MicroStrategy Usher activity, enabling managers to remotely monitor and direct distributed workforces.

•	Activity analysis. MicroStrategy Usher uses the MicroStrategy Analytics Platform to monitor and analyze MicroStrategy Usher user activity.

•	Convenience and cost-effectiveness. MicroStrategy Usher allows users to carry their business credentials in digital form on their smartphones. Enterprises can reduce costs associated with the distribution and management of physical badges, cards, and keys, as well as the costs associated with identity-related fraud and cybercrime.

The MicroStrategy Identity Platform Technology Strategy

Our technology strategy for the MicroStrategy Identity Platform is focused on taking advantage of the developments in mobile and cloud technology to provide more flexible and powerful identification-based services. This involves continued development in the following areas:

•	Biometrics. We continue to monitor the market and test new biometric measurement systems that can be integrated into MicroStrategy Usher.

•	Validation. We continue to explore ways in which users can validate one another’s identity to broaden the applicability of MicroStrategy Usher in interpersonal engagements and business transactions.

•	Logical access. We continue to explore new techniques with which MicroStrategy Usher can provide identity to applications and systems and avoid the use of passwords.

•	Physical access. We continue to expand on the integration of MicroStrategy Usher with physical access control systems and hardware, so that users with adequate credentials and digital keys can unlock secure doorways.

•	Action-oriented intelligence. We are focusing on enhancing MicroStrategy Usher’s ability to determine MicroStrategy Usher member location and activities so that trends and anomalies can be used to provide better security or better workforce management.

Product Support and Other Services

MicroStrategy Services is comprised of the following services lines:

MicroStrategy Technology Services

The Technology Services department provides technical product support to customers and partners specific to MicroStrategy software products. Additionally, Technology Services is responsible for negotiating and maintaining all support contracts with MicroStrategy customers and partners alike, including support services for MicroStrategy Cloud customers. The department is comprised of the following groups:

Customer Support Group (CSG). CSG is a team of Technical Support Engineers responsible for providing first level technical support to all customers, partners, and prospects.

Advanced Product Support (APS). APS is a team of product specialists responsible for providing second level technical support to our worldwide call centers, customers, partners, and prospects.

Premium Support. Premium support is a team of Premium Support Engineers that provides dedicated technical support to our elite customers and partners.

Support Renewal – Maintenance. The support renewal business manages the process for renewing software maintenance contracts with customers worldwide. It also helps answer questions from customers while working with those customers on renewing their maintenance contracts.

MicroStrategy Professional Services

MicroStrategy Professional Services provides our customers with access to the most experienced group of certified MicroStrategy development resources in the industry. Through MicroStrategy Professional Services, we provide our customers with high level consulting and advisory services to help drive critical business solutions across key industries, such as financial services, health care, retail, and banking. We work directly with our customers and guide them in defining, developing, and delivering core business solutions for their enterprise. These solutions provide our customers with greater access to critical business information, KPI’s, and metrics, which enables them to make better business decisions faster.

MicroStrategy Professional Services is a worldwide organization with operations in North America, South America, Europe, Africa, and Asia Pacific.

MicroStrategy’s Global Delivery Center (GDC) is key to our Global Delivery Model. Located in Warsaw, Poland, the GDC is a hub of several hundred consultants who support analytics projects directly at customer sites around the world or remotely. With functional and business management practices, the appropriate experts can transition on and off projects as needed. The GDC can quickly scale up or down to meet unique technical and industry requirements. Integrating the GDC with on-site project resources is a flexible and cost-efficient way to receive highly specialized services.

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

Marketing and Sales and Services Strategy

Our business objective is to become the leading enterprise software platform provider for analytics, mobile, loyalty, and identity to the largest enterprises, governments, and the largest databases and data providers in the world – whether through a license or service model, as well as in the growing mobile space. The key elements of our strategy to achieve these objectives are as follows:

Marketing Strategy

Our marketing programs target the following principal constituencies:

•	Our historical base of corporate technology buyers and departmental technology buyers across FORTUNE™ Global 2000 enterprises. We also target chief marketing officers and other marketing leaders in these companies for MicroStrategy Mobile, and our MicroStrategy Loyalty Platform and MicroStrategy Identity Platform;

•	Corporate and departmental technology buyers in mid-sized enterprises;

•	Government technology buyers and the vendors to the government community;

•	Independent software vendors that want to embed our technology tools in their solutions; and

•	System integrators that have technology relationships with the largest enterprises, governments, and information-intensive businesses.

We continually seek to increase our brand awareness by focusing our messaging on the possibilities for value creation and the benefits of using our platforms, and competitive differentiators. The channels we use to communicate with these constituencies include:

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

Channel Partners. MicroStrategy has established strategic alliances with third party vendors to help ensure the success of our customers’ business intelligence initiatives. Our vendors include companies that are system integrators and consulting firms, resellers, value-added resellers, original equipment manufacturers (OEMs), and technology partners. These firms utilize MicroStrategy platforms for a variety of commercial purposes and our agreements with them generally provide non-exclusive rights to market our products and services and allow access to our marketing materials, product training, and direct sales force for field-level assistance.

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

Customers

MicroStrategy customers include leading companies from a range of industries, as well as the public sector. Below is a representative list of organizations that currently use the MicroStrategy Analytics Platform.

Retail: Celio; Charming Shoppes of Delaware, Inc.; Giant Tiger Stores Limited; GUESS?, Inc.; Lowe’s Companies, Inc.; Masstores (PTY) Ltd.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Staples, Inc.; The Container Store, Inc.

Financial Services and Insurance: Banco Bilbao Vizcaya Argentaria, S.A. (BBVA); Deutsche Bank; Government Employees Insurance Company (GEICO); Länsförsäkringar AB; RE/MAX, LLC; Société Générale S.A.; Society for Worldwide Interbank Financial Telecommunication (SWIFT); Wintrust Financial Corporation; Zurich Insurance

Pharmaceutical and Healthcare: CareSource Management Group Co.; HealthTrust; Johnson & Johnson; Novation

Manufacturing: Cardinal Glass Industries; Husqvarna Group; Kinross Gold Corporation; Rite-Hite Holding Corporation; Wilton Industries, Inc.

Technology, Media, and Telecommunications: Adobe; AutoTrader.com; Dell; eBay Inc.; Eircom Group Ltd.; Facebook; Iridium Satellite LLC; LinkedIn Corporation; Netflix, Inc.; Nielsen Holdings N.V.; Thomson Reuters; Yahoo! Inc.

Consumer Goods: Alsea; Chiquita Brands International, Inc.; Danone; Dr Pepper Snapple Group, Inc.; Herbalife International of America, Inc.; McCain Foods; Republic National Distributing Company

Government and Public Services: Centers for Medicare & Medicaid Services; City of Austin (TX); Texas Department of Transportation; Transportation Security Administration (US); U.S. Postal Service

Restaurants: Chipotle Mexican Grill, Inc.; Domino’s Pizza, Inc.; Logan’s Roadhouse, Inc.; PF Chang’s China Bistro, Inc.; Starbucks Coffee Company

Hospitality and Leisure: 24 Hour Fitness; Accor S.A.; GolfNow; Starwood Hotels & Resorts Worldwide, Inc.; Tsogo Sun

Customer Deals from 2013

Alsea

Alsea is the largest restaurant operator in Latin America of global leading brands such as Domino’s Pizza, Starbucks, Burger King, Chili’s, California Pizza Kitchen, Pei Wei Asian Diner, and P.F. Chang’s China Bistro. After an extensive analysis of various analytics platforms, Alsea chose MicroStrategy for its analytical strength, ease-of-use, self-service reporting, and single unified architecture. With MicroStrategy, more than 1,000 users across Operations, Finance, and Human Resources will have access to the full spectrum of analytics and dashboards to perform sales, profit and loss, supply chain, and KPI analyses to share data insights faster than before and make informed business decisions.

Celio

Founded in 1985, Celio is an established international brand of men’s ready-to-wear fashion, and has a global presence with more than 1,000 stores in 60 countries. Celio, based in France, chose MicroStrategy Cloud to support its new business intelligence initiatives. Celio will use MicroStrategy Cloud to monitor sales performance, analyze financial reporting, and improve supply chain management. Celio selected MicroStrategy for its integrated architecture platform, ease-of-use, and mobile visualization capabilities, all available in the cloud.

George Mason University

Located in Northern Virginia, near Washington, D.C., George Mason University (GMU) is an innovative, entrepreneurial institution with global distinction in a range of academic fields. GMU selected MicroStrategy as its enterprise analytics software solution. By standardizing its reports and dashboards on MicroStrategy, GMU will give its approximately 700 end users highly interactive views of university data to track admissions and enrollment information, as well as financial and HR data. Members of IT, staff, administrators and faculty will use drop-down and selector capabilities to see different visualizations of the data, such as monitoring class enrollment to effectively manage and schedule classes. GMU selected MicroStrategy for its organically-grown architecture platform, ease-of-use, superior customer references in the higher education space, as well as its visualization and reporting capabilities.

HealthTrust

Founded in 1999, HealthTrust is one of the nation’s leading group purchasing and supply chain total cost management enterprises, representing over 1,400 hospitals and 11,000 non-acute care providers in the United States, Europe, and China. HealthTrust chose MicroStrategy as its enterprise analytics solution to advance its objective of providing an innovative customer experience rich with analytics that ensures providers have the most up-to-date information possible. By selecting MicroStrategy, HealthTrust also helps ensure the most cost-effective, quality-driven purchasing and supply chain decisions are made. MicroStrategy’s mobile capabilities and advanced visualization capabilities were also key considerations leading to the selection.

Herkel BV

Herkel is a Netherlands-based leading manufacturer of nutritional supplements, sensory, olfactory, pharmaceutical, and cosmetic products. Herkel selected MicroStrategy as its enterprise analytics platform to better understand and react to changes across its financial, operational, supply chain, and sales departments. With MicroStrategy, Herkel senior management will have better and faster insight into the performance of its operations. In selecting MicroStrategy over other analytics products, Herkel cited outstanding platform architecture and product capabilities, mobile leadership, ease of use, performance, and scalability.

Husqvarna Group

Husqvarna Group, based in Sweden, with reported sales in 2012 totaling SEK 31 billion and 15,400 employees in more than 40 countries, is the world’s largest producer of outdoor power products, including robotic lawn mowers, garden tractors, chainsaws, and trimmers. Husqvarna chose MicroStrategy to build a mobile solution that will empower its management team to track sales performance by region for its various product lines, and view trends about the company’s sales, transactions, and productivity on mobile devices. Husqvarna selected MicroStrategy for its ease-of-use, mobile app development platform, flexible architecture, and scalability to accommodate a growing user community.

New York & Company, Inc.

New York & Company, Inc. (NYSE: NWY), with 519 retail stores in 43 states, is a leading specialty retailer of women’s fashion apparel and accessories, and the modern wear-to-work destination for women, providing perfectly fitting pants and NY Style that is feminine, polished, on-trend, and versatile. A recent expansion of MicroStrategy licenses will allow New York & Company to upgrade to 64-bit functionality to improve performance, scalability, and capacity to support their growing reporting environment. New York & Company selected MicroStrategy for its ease-of-use, superior visualizations, and analytical reporting capabilities.

Orbitz Worldwide

Orbitz Worldwide is a leading global online travel company that uses innovative technology to enable leisure and business travelers to research, plan, and book a broad range of travel products. The Company said that an expansion of MicroStrategy licenses will allow it to standardize on the MicroStrategy platform and replace multiple disconnected tools. MicroStrategy provides the analytical capabilities that Orbitz uses to better understand what their customers and prospects react to on their site, with resulting insight that helps Orbitz improve their site in terms of purchase conversion, revenue per transaction, and customer satisfaction. MicroStrategy was selected for its integrated architecture platform, ease-of-use, scalability to support Big Data, and ability to report and analyze data across multiple data sources, which its previous tools were not able to do.

Senheng Electric

Senheng® was first established in 1989 and is one of the leading electronics chain stores in Malaysia today, with 135 stores in operation throughout the country. Senheng selected the MicroStrategy Analytics Platform to analyze its sales, consumer, inventory, and supply chain operations, and will be extensively used by its senior management team, divisional and departmental heads, and store managers. MicroStrategy was selected for its scalability, robustness, ease of use, and comprehensive analytics and mobile architecture.

Sherwin-Williams

The Sherwin-Williams Company, founded in 1866, is an American Fortune 500 and is one of the world’s leading companies in the manufacture, distribution and sale of coatings and related products to professional, industrial, commercial, and retail customers. A recent addition of MicroStrategy licenses will allow Sherwin-Williams to expand the MicroStrategy Mobile Platform to its Global Sales and Retail Store Analytics. Sherwin-Williams will deploy MicroStrategy Mobile to analyze sales, customer, and product information stored across several data sources, react to anomalies, and gain visibility to daily performance KPIs directly from their Mobile devices. Sherwin-Williams chose MicroStrategy for its platform’s ease-of-use, self-service analytics, scalability, and mobile leadership.

Competition

MicroStrategy Analytics Platform and MicroStrategy Cloud Competitors

The analytics platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our products; (2) open source analytics vendors like JasperSoft and Pentaho; (3) various independent analytics software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute; and (4) other analytics SaaS vendors, such as GoodData and Birst. Our future success depends on the effectiveness with which we can compete across all different sizes of implementations. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. In addition, our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our analytics products through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base. In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer analysis and reporting capabilities that may reduce the demand for our analytics products.

MicroStrategy Mobile Competitors

The market for mobile analytics is rapidly evolving. New mobile devices are being introduced in the market at a very rapid pace, and enhancements to mobile operating systems are being made at an even faster rate. The rapidly changing technology landscape and lack of standards create opportunities for both existing competitors and new vendors to introduce innovative new products. Our competitiveness in this market will depend on how quickly we can adopt to the rapidly changing technology landscape.

Within the mobile analytics space, we predominantly compete with the same set of analytics vendors that we compete with in the analytics platform market. Some of these include the pure-play mobile analytics vendors, such as MeLLmo (Roambi®), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms. Our success in this space depends on how effectively we can compete against both the analytics platform vendors and the pure-play mobile analytics vendors.

MicroStrategy Mobile’s flexible app development platform competes both against pure analytics apps and against information-driven apps built by other mobile app development platform (MADP) vendors. We compete with a number of MADP vendors including megavendors like IBM (which acquired Worklight in 2012) and SAP (which acquired Syclo in 2012), and independent MADP vendors.

MicroStrategy Loyalty Platform Competitors

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, competes with a range of companies and technology approaches that can provide mobile customer engagement features. MicroStrategy Alert competes most directly with mobile customer engagement platforms, which characteristically offer a branded mobile app with one or more customer engagement features such as couponing, marketing, mobile storefront, and loyalty functionality. Most companies that provide these mobile customer engagement platforms are small and mid-sized software companies including Branding Brands, Mobile Roadie, and Magento. However, larger software companies, such as SAP, with its recent Shopper Experience app, are beginning to enter the mobile customer engagement market. MicroStrategy Alert also competes with technologies used to design mobile-optimized Websites. These technologies allow companies to create mobile customer features without actually deploying a mobile app. Websites optimized for mobile phones can give much of the same functionality as MicroStrategy Alert does, but are limited to the usability and look-and-feel available through a browser interface as opposed to the richer experience offered by the native mobile interface of MicroStrategy Alert. Competitors in this group include Useablenet, Merkle, 5th Finger, Netbiscuits, and Mobify. A final type of competitor is simply custom development. Potential customers can build their own mobile apps using in-house mobile app developers or by contracting with any one of thousands of development shops worldwide, many of whom claim to have pre-built components to make the custom development proceed quickly.

MicroStrategy Identity Platform Competitors

The MicroStrategy Identity Platform competes with technologies categorized as User Authentication products, which are dominated by a few companies such as RSA, CA, SafeNet, Vasco, and Gemalto. These competitors focus primarily on traditional forms of identity such as Smart cards, tokens, and password managers. These companies have significant name recognition and offer solutions with security architectures that are familiar to IT buyers. The MicroStrategy Identity Platform also competes with companies with newer solutions, often involving mobile technology, including Telesign, Authentify, SecurEnvoy, Daon, and Entrust.

Research and Product Development

We have made, and continue to make, substantial investments in research and product development. The description of research and development expenses in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a detailed breakdown of such expenses. We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As of December 31, 2013, our research and product development staff consisted of 953 employees.

Employees

As of December 31, 2013, we had a total of 3,158 employees, of whom 1,403 were based in the United States and 1,755 were based internationally. Of our 3,158 employees, 825 were engaged in sales and marketing, 953 in research and development, 908 in subscription, technical support, consulting, and education services, and 472 in finance, administration, and corporate operations. None of our employees are represented by a labor union; however, our employees in France are represented by a works council pursuant to local regulations. We have not experienced any work stoppages and consider our relations with our employees to be good.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

Newly hired technical and sales professionals generally participate in an employee training program that, based on the position of the newly hired employee, may last from one to six weeks. Our training programs are designed to imbue students with industry, product, and services knowledge through a combination of practical exercises, research, and open dialogue. Each program typically comprises 50% lecture/presentations and 50% hands-on workshops. Course content is created by dedicated trainers with input from subject matter experts throughout the Company, and content is regularly upgraded, revitalized, and assessed for relevancy. Students are prompted to demonstrate subject matter mastery throughout the training programs through exams, team evaluations, and hands-on product exercises. Networking opportunities and access to senior management are provided throughout each training program.

Available Information

MicroStrategy’s Website is located at www.microstrategy.com. MicroStrategy makes available free of charge, on or through the Investor Relations section of our Website (http://ir.microstrategy.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information found on our Website is not part of this report or any other report filed with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The market price of our class A common stock has been and may continue to be volatile

The market price of our class A common stock historically has been volatile and may continue to be volatile. The market price of our class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements about our earnings that are not in line with analyst expectations, the likelihood of which may be enhanced because it is our policy not to give guidance relating to our anticipated financial performance in future periods;

•	announcements by us or our competitors of acquisitions, dispositions, new offerings, significant contracts, commercial relationships, or capital commitments;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	our ability to develop, market, and deliver new and enhanced offerings on a timely basis;

•	commencement of, or our involvement in, litigation;

•	any major change in our board or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	recommendations by securities analysts or changes in earnings estimates;

•	announcements by our competitors of their earnings that are not in line with analyst expectations;

•	the volume of shares of our class A common stock available for public sale;

•	sales or purchases of stock by us or by our stockholders, and issuances of awards under our stock incentive plan;

•	short sales, hedging, and other derivative transactions involving shares of our class A common stock; and

•	general economic conditions and slow or negative growth of related markets.

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

We may not be able to sustain or increase profitability in the future

We generated income from continuing operations, net of tax, for each of the fiscal years ended December 31, 2013, 2012, and 2011; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Over the course of 2012 and 2013, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for analytics applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, loyalty, and identity trends in the marketplace. As a result of these initiatives, our cost of revenues and operating expenses have increased. In addition, option awards granted under our stock incentive plan adopted in 2013 are expected to result in our recognizing share-based compensation expense at a rate of approximately $6.5 million per year over the next four years. If our revenues are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, our profitability may decrease, we may cease to be profitable, or we may incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of December 31, 2013, we had $24.8 million of deferred tax assets, net of a $0.1 million valuation allowance, and if we are unable to sustain profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

Economic uncertainty, particularly in the financial services and retail industries, could materially adversely affect our business and results of operations

General worldwide economic conditions remain uncertain. Economic uncertainty, such as uncertainty in connection with the various sovereign debt crises, issues related to the United States’ debt ceiling, and associated macroeconomic conditions, makes it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

If the market for analytics products fails to grow as we expect, or if businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected

Nearly all of our revenues to date have come from sales of analytics products and related technical support, consulting, and education services. We expect these sales to account for a large portion of our revenues for the foreseeable future. Although demand for analytics products has grown in recent years, the market for analytics offerings continues to evolve. Resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market, as may other developments. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our solutions.

We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics offerings in general and our offerings in particular. However, we cannot be sure that these expenditures will help any of our offerings achieve any additional market acceptance. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our offerings, our business, operating results, and financial condition could be materially adversely affected.

Our analytics products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our offerings; (2) open source analytics vendors like JasperSoft and Pentaho; (3) various independent analytics software providers, such as QlikTech, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other analytics SaaS vendors, such as GoodData and Birst. Our future success depends on the effectiveness with which we can compete across all different sizes of implementations. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

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

Current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our potential customers by virtue of their expanded offerings. Our current or prospective channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our analytics offerings through specific distribution channels. Accordingly, new competitors or alliances among current and future competitors may emerge and rapidly gain significant market share. These developments could limit our ability to obtain revenues from new customers and to sustain software maintenance revenues from our installed customer base. In addition, basic office productivity software suites, such as Microsoft Office, could evolve to offer advanced analysis and reporting capabilities that may reduce the demand for our analytics offerings.

We depend on revenue from a single suite of products and related services

Our MicroStrategy Analytics Platform and related products and services account for a substantial portion of our revenue. Because of this revenue concentration, our business could be harmed by a decline in demand for, or in the prices of, our MicroStrategy Analytics Platform software as a result of, among other factors, any change in our pricing model, increased competition, maturation in the markets for these products, or other risks described in this document.

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

A substantial customer shift from our MicroStrategy Analytics Platform to our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

While we have historically offered our analytics platform principally in the form of a perpetual software license, in the third quarter of 2011, we introduced MicroStrategy Cloud, a cloud-based analytics Platform-as-a-Service offering that is available by subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy Analytics Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

Our investment in new business strategies and initiatives could disrupt the operations of our ongoing business and present risks that we have not adequately anticipated

We have invested, and in the future may invest, in new business strategies and initiatives. For example, in recent years we have introduced a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, loyalty, and identity trends in the marketplace. These endeavors may involve significant risks and uncertainties, including distraction of management from other business operations, the dedication of significant research and development, sales and marketing, and other resources to these new initiatives at the expense of our other business operations, generation of insufficient revenue to offset expenses associated with new initiatives, incompatibility of our new technologies with third party platforms, inadequate return of capital, and other risks that we may not have adequately anticipated. For example, we have expended significant resources in the development and marketing of the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform, neither of which has generated significant revenues to date. Because new strategies and initiatives are inherently risky, these strategies and initiatives may not be successful and could materially adversely affect our financial condition and operating results.

Business disruptions could materially adversely affect our operating results

A significant portion of our research and development activities or certain other critical business operations are concentrated in facilities in Northern Virginia, two cities in China (Hangzhou and Beijing), and Warsaw, Poland. We are also a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, act of terrorism, or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially adversely affected.

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the year ended December 31, 2013, transactions by channel partners for which we recognized revenues accounted for 20.6% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $222.9 million as of December 31, 2013. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $100.3 million, resulting in net current and non-current deferred revenue and advance payments of $122.6 million as of December 31, 2013. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2018 totaling approximately $119.7 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 40.4%, 42.3%, and 43.3% of our total revenues from continuing operations for the years ended December 31, 2013, 2012, and 2011, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, and other trade barriers or protection measures;

•	costs of localizing offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, and encryption;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	corporate espionage; and

•	political instability in the countries where we are doing business.

Various corporate tax reform bills and other proposals are currently under consideration by Congress and the Obama Administration. These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings, and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have a material adverse effect on our results of operations.

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

We may lose sales, or sales may be delayed, due to the long sales and implementation cycles of certain of our products, which could reduce our revenues

To date, our customers have typically invested substantial time, money, and other resources and involved many people in the decision to license our software products and purchase our consulting and education services. As a result, we may wait nine months or more after the first contact with a customer for that customer to place an order while it seeks internal approval for the purchase of our products or services. During this long sales cycle, events may occur that affect the size and/or timing of the order or even cause it to be canceled. For example, our competitors may introduce new offerings, or the customer’s own budget and purchasing priorities may change.

Even after an order is placed, the time it takes to deploy our products and complete consulting engagements can vary widely. Implementing some of our offerings can take several months, depending on the customer’s needs, and may begin only with a pilot program. It may be difficult to deploy our products if the customer has complicated deployment requirements, which typically involve integrating databases, hardware, and software from different vendors. If a customer hires a third party to deploy our products, we cannot be sure that our products will be deployed successfully.

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the years ended December 31, 2013,

2012, and 2011, our top three product licenses transactions with recognized revenue totaled $14.3 million, $13.5 million, and $9.5 million respectively, or 9.7%, 9.2%, and 6.2% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

We face a variety of risks in doing business with the U.S. and foreign governments, various state and local governments, and government agencies, including risks related to the procurement process, budget constraints and cycles, termination of contracts, and compliance with government contracting requirements

Our customers include the U.S. government and a number of state and local governments and government agencies. There are a variety of risks in doing business with government entities, including:

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

Compliance with Government Contracting Requirements. Government contractors are required to comply with a variety of complex laws, regulations, and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with socio-economic policies, and other terms that are particular to government contracts. U.S. government and state and local governments and government agencies routinely investigate and audit contractors for compliance with these requirements. If, as a result of an audit or review, it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines, and suspensions or debarment from future government business, and we may suffer harm to our reputation.

Our customers also include a number of foreign governments and government agencies. Similar procurement, budgetary, contract, and audit risks also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In certain jurisdictions our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Each of these difficulties could materially adversely affect our business and results of operations.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results, and financial condition could be materially adversely affected

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly Michael J. Saylor, our Chairman of the Board of Directors and Chief Executive Officer. If we lose the services of Mr. Saylor or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be materially adversely affected.

The emergence of new industry standards may materially adversely affect the demand for our existing offerings

The emergence of new industry standards in related fields may materially adversely affect the demand for our existing offerings. This could happen if new Web standards and technologies or new standards in the field of operating system support emerged that were incompatible with customer deployments of our software offerings. For example, if we are unable to adapt our software offerings on a timely basis to new standards in database access technology, the ability of our software offerings to access customer databases could be impaired.

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

Changes in laws or regulations relating to privacy or the protection of personal data, or any failure by us to comply with such laws and regulations or our privacy policies, could materially adversely affect our business

Aspects of our business, including MicroStrategy Cloud, the MicroStrategy Loyalty Platform, and the MicroStrategy Identity Platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of data that we store for our customers in our cloud, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal information by companies have come under increased regulatory and public scrutiny. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of fines, penalties, liabilities, and/or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

Additionally, while we monitor our use of open source software, we cannot assure you that our processes for controlling such use in our products will be effective. If we inadvertently embed certain types of open source software into one or more of our products, we could subject ourselves to infringement liability and be required to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, or to make available to certain third parties or generally available, in source code form, our proprietary code, any of which could materially adversely affect our business, operating results, and financial condition.

If a successful infringement claim is made against us and we fail to develop or license a substitute technology or brand name as applicable, our business, results of operations, financial condition, or cash flows could be materially adversely affected.

For example, in December 2011, we were sued by two separate parties who alleged that certain of our analytics products infringe their respective patents, and we have received indemnification requests from certain of our resellers who were also named as defendants in connection with one of those matters. These matters are described in further detail in this Annual Report on Form 10-K under “Part I. Item 3. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of February 3, 2014, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of February 3, 2014. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

Our certificate of incorporation allows holders of class B common stock to transfer shares of class B common stock, subject to the approval of stockholders possessing a majority of the outstanding class B common stock. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock could, without the approval of our Board of Directors or our other stockholders, transfer voting control of MicroStrategy to a third party. Such a transfer of control could have a material adverse effect on our business, operating results, and financial condition. Mr. Saylor or a group of stockholders possessing a majority of the outstanding class B common stock will also be able to prevent a change of control of MicroStrategy, regardless of whether holders of class A common stock might otherwise receive a premium for their shares over the then current market price. In addition, this concentrated control limits stockholders’ ability to influence corporate matters and, as a result, we may take actions that our non-controlling stockholders do not view as beneficial or that conflict with their interests. As a result, the market price of our class A common stock could be materially adversely affected.

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

In light of our status as a controlled company, our board of directors has determined not to establish an independent nominating committee or have its independent directors exercise the nominating function, and has elected instead to have the board of directors be directly responsible for nominating members of the board. A majority of our board of directors is currently comprised of independent directors, and our board of directors has established a compensation committee comprised entirely of independent directors. The compensation committee determines the compensation of our chief executive officer. However, our board of directors has authorized our chief executive officer to determine the compensation of executive officers other than himself, rather than having such compensation determined by the compensation committee, except that certain executive officer compensation that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code is determined by the compensation committee pursuant to the requirements of Section 162(m). Awards under our 2013 Stock Incentive Plan are also approved by the compensation committee. Additionally, while our compensation committee is empowered with the authority to retain and terminate outside counsel, compensation consultants, and other experts or consultants, it is not required to assess their independence.

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

In addition, we lease offices in U.S. and foreign locations for our services and support, sales and marketing, research and development, and administrative personnel. In the U.S., we lease, in addition to our corporate headquarters, approximately 47,000 square feet of office space. In various foreign locations, we lease approximately 243,000 square feet of office space.

Item 3.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. In January 2014, the Court stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York judgment. We have received indemnification requests from certain of our resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. The outcome of this matter on appeal is not presently determinable.

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

Our class A common stock is traded on the NASDAQ Global Select Market under the symbol “MSTR.” The following table sets forth the high and low sales prices for the class A common stock for the periods indicated as reported by the NASDAQ Global Select Market or NASDAQ Global Market, as applicable:

	High	Low
Year ended December 31, 2013
First Quarter	$114.81	$91.60
Second Quarter	105.00	82.72
Third Quarter	108.88	87.12
Fourth Quarter	130.00	95.22
Year ended December 31, 2012
First Quarter	$142.77	$102.72
Second Quarter	160.00	117.47
Third Quarter	137.16	108.60
Fourth Quarter	136.19	83.76

There is no established public trading market for our class B common stock. As of February 3, 2014, there were approximately 1,553 stockholders of record of our class A common stock and three stockholders of record of our class B common stock.

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

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the periods indicated:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2013 – October 31, 2013	0	N/A	0	$454,708,615
November 1, 2013 – November 30, 2013	0	N/A	0	$454,708,615
December 1, 2013 – December 31, 2013	0	N/A	0	$454,708,615

Total:	0	N/A	0	$454,708,615

(1)	The Average Price Paid per Share includes broker commissions.

(2)	On July 28, 2005, we announced that the Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of our class A common stock from time to time on the open market (the “2005 Share Repurchase Program”). On April 29, 2008, the Board of Directors amended the 2005 Share Repurchase Program to increase the amount of class A common stock that we are authorized to repurchase from $300.0 million to $800.0 million and extended the term of the 2005 Share Repurchase Program to April 29, 2013. On April 25, 2013, the Board of Directors extended the term of the 2005 Share Repurchase Program through April 29, 2018, although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using our working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. As of December 31, 2013, pursuant to the 2005 Share Repurchase Program, we had repurchased an aggregate of 3,826,947 shares of our class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. As of December 31, 2013, $454.7 million of our class A common stock remained available for repurchase pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions.

Performance Graph

The following graph compares the cumulative total stockholder return on our class A common stock from December 31, 2008 (the last trading day before the beginning of our fifth preceding fiscal year) to December 31, 2013 (the last trading day of the fiscal year ended December 31, 2013) with the cumulative total return of (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer Index. The graph assumes the investment of $100.00 on December 31, 2008 in our class A common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index, and assumes that any dividends are reinvested. Measurement points are December 31, 2008, December 31, 2009, December 31, 2010, December 30, 2011, December 31, 2012, and December 31, 2013.

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
MicroStrategy Incorporated	$100.00	$253.22	$230.19	$291.73	$251.49	$334.61
NASDAQ Composite Index	$100.00	$145.34	$171.70	$170.34	$200.57	$281.14
NASDAQ Computer Index	$100.00	$172.60	$204.49	$207.25	$236.22	$316.82

Item 6.	Selected Financial Data

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com Incorporated. The following selected consolidated financial data has been reclassified to conform to current year presentation and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data
Total revenues	$575,888	$565,724	$537,168	$436,088	$363,812
Income from continuing operations, net of tax	$26,550	$22,473	$21,807	$46,430	$61,649
Discontinued operations, net of tax	$56,782	$(1,927)	$(3,867)	$(2,638)	$13,188
Net income	$83,332	$20,546	$17,940	$43,792	$74,837
Earnings (loss) per share (1)(2):
Basic, from continuing operations	$2.35	$2.05	$2.03	$4.08	$5.18
Basic, from discontinued operations	5.02	(0.18)	(0.36)	(0.23)	1.11

Basic earnings per share	$7.37	$1.87	$1.67	$3.85	$6.29

Diluted, from continuing operations	$2.35	$2.01	$1.97	$3.94	$5.02
Diluted, from discontinued operations	5.02	(0.17)	(0.35)	(0.22)	1.07

Diluted earnings per share	$7.37	$1.84	$1.62	$3.72	$6.09

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data
Total assets, excluding held-for-sale	$585,514	$467,367	$440,487	$375,610	$380,205
Long-term liabilities, excluding deferred revenue, advance payments, and held-for-sale	$32,699	$49,649	$55,551	$37,909	$12,622
Total stockholders’ equity	$310,326	$200,311	$168,978	$149,172	$214,228

(1)	Basic and fully diluted earnings per share for class A and class B common stock are the same.
(2)	We have never declared or paid any cash dividends on either class A or class B common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Overview

MicroStrategy is a leading worldwide provider of enterprise software platforms. The Company’s mission is to provide the most flexible, powerful, scalable, and user-friendly platforms for analytics, mobile, identity, and loyalty, offered either on premises or in the cloud.

The MicroStrategy Analytics Platform enables organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. The MicroStrategy Analytics Platform is comprised of MicroStrategy Analytics Enterprise, MicroStrategy Analytics Express, and MicroStrategy Analytics Desktop. MicroStrategy Analytics Enterprise lies at the core of the MicroStrategy Analytics Platform and combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics Desktop is a standalone desktop tool, available free of charge and designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes. MicroStrategy Analytics Express is a cloud-based service that is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber analytics with little or no assistance from IT professionals. MicroStrategy Analytics Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution.

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

MicroStrategy Cloud brings together enterprise analytics, analytical databases, and data integration capabilities in a high performance integrated environment. MicroStrategy Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Cloud is quicker to deploy, is more flexible, delivers consistent high-level performance and offers significant financial advantages. We offer MicroStrategy Cloud as a managed service to organizations that want the power of enterprise analytics and the ability to quickly build and deliver enterprise mobile apps that harness the potential of Big Data analytics.

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, is a next-generation mobile customer loyalty and engagement solution. It is designed to help retailers harness the power of mobile technology by providing a mobile engagement channel to their customers for targeted marketing, commerce, and loyalty. MicroStrategy Alert is offered as a subscription-based service. It includes a consumer-facing branded mobile app; a campaign management system to create and launch targeted campaigns and publish content; an intelligence module to analyze app activity and campaign performance, as well as design target segments; and a library of content connectors to synchronize content from customers’ existing Websites and social pages with the MicroStrategy Alert-powered mobile app.

The MicroStrategy Identity Platform, branded as MicroStrategy Usher, is a mobile identity solution that can deliver biometric-enhanced security to applications and business processes across an enterprise. MicroStrategy Usher can replace ID cards, key cards, employee badges, and passwords with a single mobile identity that is biometrically linked to its owner, cryptographically linked to its owner’s phone, and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s architecture leverages three-factor authentication, out-of-band channels, time-limited codes, and bidirectional public key infrastructure encryption to offer enterprises increased protection against fraud and cybercrime. MicroStrategy Usher is designed to allow users to log in to applications, unlock doors, validate one another’s identity, and authorize transactions more securely, using their MicroStrategy Usher mobile identities. Furthermore, MicroStrategy Usher uses the MicroStrategy Analytics Platform to support behavior monitoring and the detection of abnormal activity for even greater security. MicroStrategy Usher is offered as a subscription-based service.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud, together with related product support and other services continue to generate the vast majority of our revenue. During 2013, 2012, and 2011, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

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

The following tables set forth certain operating highlights (in thousands) for the years ended December 31, 2013, 2012, and 2011:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenues
Product licenses and subscription services	$160,125	$150,462	$154,650
Product support	277,509	262,048	243,547
Other services	138,254	153,214	138,971

Total revenues	575,888	565,724	537,168

Cost of revenues
Product licenses and subscription services	22,242	12,440	9,583
Product support	16,617	15,532	13,417
Other services	99,710	113,104	107,698

Total cost of revenues	138,569	141,076	130,698

Gross profit	437,319	424,648	406,470

Operating expenses
Sales and marketing	215,089	209,975	231,504
Research and development	98,056	88,190	67,863
General and administrative	104,734	93,384	86,237

Total operating expenses	417,879	391,549	385,604

Income from continuing operations	$19,440	$33,099	$20,866

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

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as our recent introduction of MicroStrategy PRIME™, a massively scalable, cloud-based, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “visual data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new capabilities for the importation of end user data;

•	introduction of new channels to enable customers to access our analytics capabilities in the form of MicroStrategy Analytics Desktop and MicroStrategy Analytics Express;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	expansion of our offerings to include new platforms derived from our software technology base, such as the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform;

•	increased sales and marketing activities to enhance corporate branding, obtain new customers, expand and strengthen our existing customer base, and establish MicroStrategy as a solution for mobile apps that extends significantly beyond mobile analytics, while retaining all of the benefits of our analytics platform heritage;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes; and

•	investment in software engineering to further enhance the MicroStrategy Mobile product suite to empower our customers with a toolset to enable them to build consequential and durable mobile business apps.

As part of these initiatives, we invested significantly in our research and development capabilities during 2012 and continued to make additional investments during 2013. In 2014, we expect the level of investments and related expenses to be higher than in 2013. We generated income from continuing operations, net of tax, for the year ended December 31, 2013. However, if our revenues are not sufficient to offset increased operating expenses or we are unable to adjust our operating expenses in response to any shortfall in anticipated revenue in a timely manner, our profitability may decrease or we may cease to be profitable or incur operating losses on a quarterly or annual basis.

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

In July 2011, we entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. We terminated the fractional lease in September 2012 following the return to service of our owned corporate aircraft in the second quarter of 2012. No expenses were incurred during 2013 for the terminated fractional interest lease.

In September 2013, our Board of Directors approved, subject to stockholder approval, our 2013 Stock Incentive Plan (the “2013 Plan”) authorizing the grant of an aggregate of 600,000 shares of our class A common stock. Also in September 2013, the Compensation Committee of our Board of Directors approved, subject to stockholder approval of the 2013 Plan, the grant of stock options to purchase an aggregate of 600,000 shares of our class A common stock to certain of our executives. We estimate that related share-based compensation expense will be recognized at a rate of approximately $6.5 million per year over the next four years. Share-based compensation expense (in thousands) was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Research and development	$346	$0	$0
General and administrative	1,732	0	0

Total share-based compensation expense	$2,078	$0	$0

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

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Reconciliation of non-GAAP income from continuing operations:
Income from continuing operations	$19,440	$33,099	$20,866
Share-based compensation expense	2,078	0	0

Non-GAAP income from continuing operations	$21,518	$33,099	$20,866

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, allowance for doubtful accounts, valuation of property and equipment, litigation and contingencies, valuation of net deferred tax assets, share-based compensation, and fair value measurements of our derivative financial instruments have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. In some cases, changes in accounting estimates are reasonably likely to occur from period to period.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, software development costs, provision for income taxes, and other contingent liabilities, including liabilities that we deem not probable of assertion. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

We do not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Except as may be the case with respect to the sale of an investment described in Note 9, Cost Method Investment, to the Consolidated Financial Statements, we do not have any material related party transactions.

Revenue Recognition. We recognize revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders or other arrangements, generally executed by both parties;

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting, and education are bundled with the license fee, they are unbundled for revenue recognition purposes using vendor specific objective evidence (“VSOE”) of fair value of the elements.

Product support or post contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. Our VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above our minimum substantive VSOE rate for PCS. If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established, and we recognize all revenue under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, we believe it must be significantly lower than our minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for us to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

Revenue from consulting, education, and subscription services is recognized as the services are performed. Our VSOE for services other than PCS is determined based upon an analysis of our historical sales of each element when sold separately from software.

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

License revenue derived from sales to resellers or OEMs who purchase our products for resale is recognized upon sufficient evidence that the products have been sold to the end user, provided all other revenue recognition criteria have been met. Our standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under our standard product warranties. During the last three fiscal years, we have not experienced any product returns related to warranty claims.

We generally offer either commercial discounts or referral fees to our channel partners, depending on the nature of services performed. Revenue recognized from transactions with channel partners involved in resale or distribution activities is recorded net of any commercial discounts provided to them. Referral fees paid to channel partners not involved in resale or distribution activities are expensed as cost of revenues and, during the last three fiscal years, were not significant.

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

Amounts collected prior to satisfying our revenue recognition criteria are included in net deferred revenue and advance payments in the accompanying Consolidated Balance Sheets.

Software revenue recognition requires judgment, including determinations about whether collectibility is reasonably assured, the fee is fixed and determinable, a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

We also generate subscription services revenues primarily from MicroStrategy Cloud, a cloud-based analytics PaaS. Subscription services revenues include subscription fees from customers for access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

Our MicroStrategy Cloud subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, we account for each such deliverable separately. We have concluded that our subscription services and our professional services each have stand-alone value. When we enter into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. We determine the relative selling price for each deliverable using VSOE of selling price, if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in our services offerings as compared to other companies and the lack of availability of third-party pricing information. For professional services, we have established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. For subscription services, we have not established VSOE because, among other factors, the offering is relatively new and our pricing model continues to evolve. Accordingly, we use BESP to determine the relative selling price of MicroStrategy Cloud subscription services.

We determine BESP by reviewing historical transactions and by considering the service’s pricing models and objectives that take into account factors such as gross margin, the size and volume of the transactions, perceived pricing sensitivity, and growth strategies. The determination of BESP is made through consultation with, and approval by, our management team, taking into consideration our go-to-market strategy. As our pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to the determination of VSOE and BESP.

Amounts, upon invoicing, are recorded in accounts receivable and either gross deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2013, 2012, and 2011, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

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

Share-based Compensation. We recognize share-based compensation expense associated with stock option awards on a straight-line basis over the award’s requisite service period. The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. See Note 12, Share-based Compensation, to our Consolidated Financial Statements for further information regarding the assumptions used in the Black-Scholes option pricing model. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

Fair Value Measurements. We measure certain assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that is expected to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:

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

The categorization of an asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation techniques used by us when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

We also estimate the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. We consider the carrying value of these instruments in our Consolidated Financial Statements to approximate fair value due to their short maturities.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. The table below summarizes the impact (in thousands) of fluctuations in foreign currency exchange rates on certain components of our Consolidated Statements of Operations by showing the increase (decrease) in revenues or expenses, as applicable, from the prior year that resulted from such fluctuations. The term “international” refers to operations outside of the United States and Canada.

	Years Ended December 31,
	2013	2012	2011

International product licenses and subscription services revenues	$(1,092)	$(3,973)	$2,320
International product support revenues	(686)	(7,732)	5,411
International other services revenues	(859)	(4,093)	3,127

Cost of product support revenues	(146)	(216)	167
Cost of other services revenues	(109)	(3,898)	2,020
Sales and marketing expenses	(1,039)	(5,649)	5,179
Research and development expenses	627	270	636
General and administrative expenses	(264)	(1,241)	1,086

For example, if there had been no change to foreign currency exchange rates from 2012 to 2013, international product licenses and subscription services revenues would have been $61.9 million rather than $60.8 million for the year ended December 31, 2013. If there had been no change to foreign currency exchange rates from 2012 to 2013, sales and marketing expenses would have been $216.1 million rather than $215.1 million for the year ended December 31, 2013.

Results of Operations

Comparison of the years ended December 31, 2013, 2012, and 2011

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$87,109	$80,508	$90,585	8.2%	–11.1%
International	60,770	66,836	63,989	–9.1%	4.4%

Total product licenses revenues	147,879	147,344	154,574	0.4%	–4.7%

Subscription Services	12,246	3,118	76	292.8%	4002.6%

Total product licenses and subscription services revenues	$160,125	$150,462	$154,650	6.4%	–2.7%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	18	19	16
Between $0.5 million and $1.0 million in licenses revenue recognized	32	31	41

Total	50	50	57

Domestic:
More than $1.0 million in licenses revenue recognized	14	15	11
Between $0.5 million and $1.0 million in licenses revenue recognized	21	18	29

Total	35	33	40

International:
More than $1.0 million in licenses revenue recognized	4	4	5
Between $0.5 million and $1.0 million in licenses revenue recognized	11	13	12

Total	15	17	17

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes in recognized revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$37,585	$39,103	$26,883	–3.9%	45.5%
Between $0.5 million and $1.0 million in licenses revenue recognized	22,089	20,942	26,638	5.5%	–21.4%
Less than $0.5 million in licenses revenue recognized	88,205	87,299	101,053	1.0%	–13.6%

Total	147,879	147,344	154,574	0.4%	–4.7%

Domestic:
More than $1.0 million in licenses revenue recognized	30,710	25,709	17,536	19.5%	46.6%
Between $0.5 million and $1.0 million in licenses revenue recognized	14,505	12,172	18,193	19.2%	–33.1%
Less than $0.5 million in licenses revenue recognized	41,894	42,627	54,856	–1.7%	–22.3%

Total	87,109	80,508	90,585	8.2%	–11.1%

International:
More than $1.0 million in licenses revenue recognized	6,875	13,394	9,347	–48.7%	43.3%
Between $0.5 million and $1.0 million in licenses revenue recognized	7,584	8,770	8,445	–13.5%	3.8%
Less than $0.5 million in licenses revenue recognized	46,311	44,672	46,197	3.7%	–3.3%

Total	$60,770	$66,836	$63,989	–9.1%	4.4%

Product licenses revenues increased $0.5 million during 2013, as compared to the prior year. Product licenses revenues decreased $7.2 million during 2012, as compared to the prior year. For the years ended December 31, 2013, 2012, and 2011, product licenses transactions with more than $0.5 million in recognized revenue represented 40.4%, 40.8%, and 34.6%, respectively, of our product licenses revenues. During 2013, our top three product licenses transactions totaled $14.3 million in recognized revenue, or 9.7% of total product licenses revenues, compared to $13.5 million and $9.5 million, or 9.2% and 6.2% of total product licenses revenues, during 2012 and 2011, respectively.

Domestic product licenses revenues. Domestic product licenses revenues increased $6.6 million during 2013, as compared to the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue and an increase in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by a decrease in the number of transactions with less than $0.5 million in recognized revenue.

Domestic product licenses revenues decreased $10.1 million during 2012, as compared to the prior year, primarily due to a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues decreased $6.1 million during 2013, as compared to the prior year, primarily due to a decrease in the average deal size of transactions with more than $1.0 million in recognized revenue and a decrease in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by an increase in the number of transactions with less than $0.5 million in recognized revenue.

International product licenses revenues increased $2.8 million during 2012, as compared to the prior year, primarily due to an increase in the average deal size of transactions with more than $1.0 million in recognized revenue.

Subscription services revenues. Subscription services revenues are primarily derived from MicroStrategy Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $9.1 million during 2013, as compared to the prior year, primarily due to an increase in the number of new customers as our MicroStrategy Cloud business has continued to grow. Subscription services revenues increased $3.0 million in 2012, as compared to the prior year, where we only recognized $0.1 million in subscription services revenue as we only began to offer MicroStrategy Cloud services in the second half of 2011.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012

Product Support Revenues:
Domestic	$159,659	$149,738	$136,162	6.6%	10.0%
International	117,850	112,310	107,385	4.9%	4.6%

Total product support revenues	$277,509	$262,048	$243,547	5.9%	7.6%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $15.5 million during 2013, as compared to the prior year, primarily due to an increase in the number of product support contracts and an overall increase in renewal pricing on existing product support contracts. Product support revenues increased $18.5 million during 2012, as compared to the prior year, primarily due to an increase in the number of product support contracts and an overall increase in renewal pricing on existing product support contracts.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012
Other Services Revenues:
Consulting
Domestic	$75,193	$81,796	$67,321	–8.1%	21.5%
International	47,037	52,586	53,543	–10.6%	–1.8%

Total consulting support revenues	122,230	134,382	120,864	–9.0%	11.2%

Education	16,024	18,832	18,107	–14.9%	4.0%

Total other services revenues	$138,254	$153,214	$138,971	–9.8%	10.2%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues decreased during 2013, as compared to the prior year, primarily due to a decrease in billable hours that occurred following the completion of several major client implementations. Consulting revenues increased during 2012, as compared to the prior year, primarily due to an increase in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased during 2013, as compared to the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training within our education pass program. Education revenues increased during 2012, as compared to the prior year, primarily due to an increase in new customers requiring custom course development, as well as an increase in purchases of new and renewed perennial education passes by existing customers.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes in cost of revenues for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$6,606	$5,819	$8,774	13.5%	–33.7%
Subscription services	15,636	6,621	809	136.2%	718.4%

Total product licenses and subscription services	22,242	12,440	9,583	78.8%	29.8%

Product support	16,617	15,532	13,417	7.0%	15.8%
Other services:
Consulting	93,661	105,720	99,008	–11.4%	6.8%
Education	6,049	7,384	8,690	–18.1%	–15.0%

Total other services	99,710	113,104	107,698	–11.8%	5.0%

Total cost of revenues	$138,569	$141,076	$130,698	–1.8%	7.9%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.8 million during 2013, as compared to the prior year, primarily due to a $1.9 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012 and a $0.5 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.4 in October 2013, partially offset by a $1.3 million decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, and a $0.4 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. We expect to amortize the remaining balance of our products’ capitalized software development costs as of December 31, 2013 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software
	Development Costs, Net,	Remaining
	as of December 31, 2013	Amortization Period
	(in thousands)	(in months)

MicroStrategy 9.2	$315	3
MicroStrategy 9.2.1	379	6
MicroStrategy 9.3	4,617	21
MicroStrategy 9.4	4,984	33

Total capitalized software development costs	$10,295

All of the above software now form part of the MicroStrategy Analytics Platform.

Cost of product licenses revenues decreased $3.0 million during 2012, as compared to the prior year, primarily due to a $4.6 million decrease in amortization of capitalized software development costs related to MicroStrategy 9, which became fully amortized in March 2012, partially offset by a $0.8 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.3 in September 2012.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $9.0 million during 2013, as compared to the prior year, due to a $6.6 million increase in equipment depreciation and facility and other related support costs, a $1.7 million increase in compensation and related costs due to an increase in staffing levels, and a $0.7 million increase in consulting and advisory costs. Subscription services headcount increased 160.0% to 39 at December 31, 2013 from 15 at December 31, 2012.

Cost of subscription services revenues increased $5.8 million during 2012, as compared to the prior year, primarily due to a $2.9 million increase in equipment depreciation and facility and other related support costs, a $1.7 million increase in compensation and related costs, and a $1.0 million increase in consulting and advisory costs. Subscription services headcount increased 50.0% to 15 at December 31, 2012 from 10 at December 31, 2011.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues increased $1.1 million during 2013, as compared to the prior year, due to a $0.9 million increase in compensation and related costs due to a change in staffing composition and a $0.2 million increase in facility and other related support costs. Product support headcount decreased 9.9% to 164 at December 31, 2013 from 182 at December 31, 2012.

Cost of product support revenues increased $2.1 million during 2012, as compared to the prior year, primarily due to a $1.6 million increase in compensation and related costs associated with an increase in staffing levels to support an increased customer base. Product support headcount increased 14.5% to 182 at December 31, 2012 from 159 at December 31, 2011.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $12.1 million during 2013, as compared to the prior year, due to an $11.0 million decrease in compensation and related costs due to a decrease in staffing levels and a $1.3 million decrease in travel and entertainment expenditures, partially offset by a $0.1 million increase in facility and other related support costs and a $0.1 million increase in subcontractor costs. Consulting headcount decreased 18.8% to 669 at December 31, 2013 from 824 at December 31, 2012.

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

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $1.3 million during 2013, as compared to the prior year, primarily due to a $0.8 million decrease in compensation and related costs associated with a decrease in staffing levels, a $0.3 million decrease in travel and entertainment expenditures, and a $0.3 million decrease in facility and other related support costs. Education headcount decreased 25.0% to 36 at December 31, 2013 from 48 at December 31, 2012.

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

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes in these expenses for the periods indicated:

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012

Sales and marketing expenses	$215,089	$209,975	$231,504	2.4%	–9.3%

Sales and marketing expenses increased $5.1 million during 2013, as compared to the prior year, due to a $7.4 million increase in compensation, variable compensation, and related costs, a $0.9 million increase in facility and other related support costs, a $0.4 million increase in consulting and advisory costs, and a $0.4 million increase in recruiting costs, partially offset by a $2.7 million decrease in advertising costs and a $1.3 million decrease in travel and entertainment expenditures. Sales and marketing headcount increased 13.8% to 825 at December 31, 2013 from 725 at December 31, 2012.

Sales and marketing expenses decreased $21.5 million during 2012, as compared to the prior year, primarily due to a $19.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $1.5 million decrease in travel and entertainment expenditures, and a $0.8 million decrease in consulting and advisory costs. Sales and marketing headcount decreased 11.3% to 725 at December 31, 2012 from 817 at December 31, 2011.

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

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012

General and administrative expenses	$104,734	$93,384	$86,237	12.2%	8.3%

General and administrative expenses increased $11.4 million during 2013, as compared to the prior year, primarily due to an $11.7 million increase in compensation and related costs due to an increase in executive bonus accruals and an increase in staffing levels, a $1.7 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, a $1.5 million increase in facility and other related support costs, a $0.6 million increase in travel and entertainment expenditures, a $0.6 million increase in non-income taxes, and a $0.4 million decrease in the capitalization of internally developed software, partially offset by a $3.9 million decrease in legal, consulting, and other advisory costs and a $1.5 million decrease in other operating costs of our owned corporate aircraft. General and administrative headcount increased 10.3% to 472 at December 31, 2013 from 428 at December 31, 2012. We do not expect to increase general and administrative headcount significantly in the near term.

As a result of the grant of stock options under the 2013 Plan in 2013, we expect that share-based compensation expense, a portion of which is recognized as general and administrative expense, will continue to be a significant recurring expense over the next four years. We estimate that such share-based compensation expense will be recognized as general and administrative expense at a rate of approximately $5.4 million per year over the next four years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

General and administrative expenses increased $7.1 million during 2012, as compared to the prior year, primarily due to an $8.3 million increase in legal, consulting, and other advisory costs, a $3.2 million increase in compensation and related costs associated with increased staffing levels, a $0.8 million increase in facility and other related support costs, and a $0.2 million increase in other operating costs of our owned corporate aircraft and the leased fractional interest that we held in a corporate aircraft in 2012, partially offset by a $5.3 million decrease in recruiting costs. General and administrative headcount increased 5.9% to 428 at December 31, 2012 from 404 at December 31, 2011.

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

	Years Ended December 31,			% Change	% Change
	2013	2012	2011	in 2013	in 2012
Gross research and development expenses before capitalized software development costs	$103,493	$96,338	$73,770	7.4%	30.6%
Capitalized software development costs	(5,437)	(8,148)	(5,907)	–33.3%	37.9%

Total research and development expenses	$98,056	$88,190	$67,863	11.2%	30.0%

Amortization of capitalized software development costs included in cost of product licenses revenues	$5,502	$4,819	$7,934	14.2%	–39.3%

Research and development expenses, before capitalization of software development costs, increased $7.2 million, or 7.4%, during 2013, as compared to the prior year, primarily due to a $9.5 million increase in compensation and related costs due to an increase in staffing levels, a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, and a $0.3 million increase in recruiting costs, partially offset by a $1.9 million decrease in facility and other related support costs that was primarily the result of a reclassification of such costs to cost of subscription services and a $1.3 million decrease in consulting and advisory costs. During 2013, we capitalized $5.4 million in costs associated with the development of our MicroStrategy 9.4 software, as compared to $8.1 million in software development costs associated with the development of our MicroStrategy 9.3 software that were capitalized in the prior year. Research and development headcount increased 7.3% to 953 at December 31, 2013 from 888 at December 31, 2012.

As a result of the grant of stock options under the 2013 Plan in 2013, we expect that share-based compensation expense, a portion of which is recognized as research and development expense, will continue to be a significant recurring expense over the next four years. We estimate that such share-based compensation expense will be recognized as research and development expense at a rate of approximately $1.1 million per year over the next four years. See “Overview” and Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the 2013 Plan and related share-based compensation expense.

Research and development expenses, before capitalization of software development costs, increased $22.6 million, or 30.6%, during 2012, as compared to the prior year, primarily due to a $14.4 million increase in compensation and related costs due to an increase in staffing levels and a $6.6 million increase in facility and other related support costs. During 2012, we capitalized $8.1 million in costs associated with the development of our MicroStrategy 9.3 software, as compared to $5.9 million in software development costs associated with the development of our MicroStrategy 9.2 and 9.2.1 software that were capitalized in the prior year. Research and development headcount increased 24.5% to 888 at December 31, 2012 from 713 at December 31, 2011.

During 2013, our research and development personnel were focused on the following: 69.8% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Cloud, and internal information technology initiatives and 30.2% on other research and development, including the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform.

During 2012, our research and development personnel were focused on the following: 67.7% on MicroStrategy 9.2 (which now forms part of the MicroStrategy Analytics Platform), MicroStrategy Mobile, MicroStrategy Cloud, and internal information technology initiatives and 32.3% on other research and development, including the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of proceeds from litigation settlements, realized gains and losses on our foreign currency forward contracts, and foreign currency transaction gains and losses. During 2013, other expense, net, of $3.2 million was comprised primarily of $3.3 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.6 million in realized losses from the settlement of certain foreign currency forward contracts, partially offset by $0.4 million in proceeds received from litigation settlements. During 2012, other expense, net, of $1.0 million was comprised primarily of $2.0 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations. During 2011, other income, net, of $0.8 million was comprised primarily of $0.4 million in foreign currency transaction net gains.

Provision for Income Taxes

During 2013, we recorded a benefit from income taxes from continuing operations of $9.8 million that resulted in an effective tax rate from continuing operations of negative 58.5%, as compared to an effective tax rate of 30.2% that resulted in a provision for income taxes from continuing operations of $9.7 million during 2012. The change in the Company’s effective tax rate from continuing operations in 2013, as compared to the prior year, was primarily due to the release of liabilities for unrecognized tax benefits as the statute of limitations on certain previously filed tax returns expired in the third quarter of 2013, a favorable settlement of a German tax examination in the second quarter of 2013, and the 2012 U.S. research and development tax credit, which was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit in the first quarter of 2013.

As of December 31, 2013, we had foreign net operating loss (“NOL”) carryforwards of $4.4 million. All U.S. NOLs have been utilized in connection with the taxable gain arising from the sale of Angel.com. In addition, the Company was able to recognize and utilize the NOLs arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in the prior years. As a result of our utilization of NOLs, stockholders’ equity increased by $23.6 million during 2013. As of December 31, 2013, foreign NOL carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $17.1 million. As of December 31, 2013, we had a valuation allowance of $0.1 million primarily related to certain foreign NOL carryforward tax assets that, in our present estimation, more likely than not will not be realized.

Except as discussed below, we intend to indefinitely reinvest our undistributed earnings of certain foreign subsidiaries. Therefore, the annualized effective tax rate applied to our pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require us to include in our U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in our U.S. federal income tax return, we regularly repatriate to the U.S. Subpart F deemed dividends and no additional tax is incurred on the distribution. We repatriated Subpart F deemed dividends of $1.0 million and $2.5 million in 2013 and 2012, respectively, with no additional tax. No Subpart F income was repatriated in 2011. As of December 31, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held for sale, held by U.S. entities was $160.5 million and $39.3 million, respectively, and by non-U.S. entities was $196.9 million and $183.8 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

During 2011, we recorded a provision for income taxes from continuing operations of $3.4 million, resulting in an effective tax rate of 13.5%. Our effective tax rate increased during 2012, as compared to 2011, primarily due to stronger financial results in the U.S., where the tax rate is higher than in the jurisdictions of certain of our foreign subsidiaries. In addition, during the twelve months ended December 31, 2011, the Company recorded significant tax benefits resulting from a favorable settlement with the U.K. tax authority and the release of valuation allowances in foreign jurisdictions, whereas no such benefits were recorded during the twelve months ended December 31, 2012.

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

	Year Ended December 31,			% Change in 2013	% Change in 2012
	2013	2012	2011

Gain on sale of discontinued operations, net of tax	$57,377	$0	$0	n/a	n/a

Loss from discontinued operations, net of tax	$595	$1,927	$3,867	–69.1%	–50.2%

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent subscription services, product support, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	December 31,
	2013	2012	2011
Current:
Deferred product licenses revenue	$14,538	$12,252	$14,876
Deferred subscription services revenue	10,923	7,087	423
Deferred product support revenue	167,771	145,343	143,165
Deferred other services revenue	17,056	15,132	18,831

Gross current deferred revenue and advance payments	210,288	179,814	177,295
Less: unpaid deferred revenue	(96,632)	(78,565)	(74,630)

Net current deferred revenue and advance payments	$113,656	$101,249	$102,665

Non-current:
Deferred product licenses revenue	$4,401	$3,280	$3,528
Deferred subscription services revenue	1,161	1,028	725
Deferred product support revenue	5,877	8,205	9,453
Deferred other services revenue	1,175	852	235

Gross non-current deferred revenue and advance payments	12,614	13,365	13,941
Less: unpaid deferred revenue	(3,644)	(4,542)	(3,100)

Net non-current deferred revenue and advance payments	$8,970	$8,823	$10,841

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments increased $29.7 million in 2013, as compared to the prior year, primarily due to more timely renewals of product support at year-end and increases in the number of product licenses, product support, subscription services, and other services contracts. Total gross deferred revenue and advance payments increased $1.9 million in 2012, as compared to the prior year, primarily due to an increase in the number of product support and subscription services contracts, partially offset by the recognition of previously deferred product licenses and other services revenues.

We expect to recognize approximately $210.3 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of December 31, 2013, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2018 totaling approximately $119.7 million. As of December 31, 2012, the future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2017 totaled approximately $110.4 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

Liquidity and Capital Resources

Liquidity. Our principal sources of liquidity are cash and cash equivalents and on-going collection of our accounts receivable. Cash and cash equivalents include holdings in bank demand deposits and U.S. Treasury securities. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

As of December 31, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held-for-sale, held by U.S. entities was $160.5 million and $39.3 million, respectively, and by non-U.S. entities was $196.9 million and $183.8 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	December 31,			% Change in 2013	% Change in 2012
	2013	2012	2011

Net cash provided by operating activities from continuing operations	$30,598	$52,163	$67,028	–41.3%	–22.2%
Net cash used in investing activities from continuing operations	$(154,066)	$(34,338)	$(32,213)	348.7%	6.6%
Net cash provided by financing activities from continuing operations	$21,637	$9,759	$2,463	121.7%	296.2%

Net Cash Provided by Operating Activities from Continuing Operations. The primary source of our cash provided by operating activities from continuing operations is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities from continuing operations are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities from continuing operations was $30.6 million, $52.2 million, and $67.0 million during 2013, 2012, and 2011, respectively. The decrease in net cash provided by operating activities during 2013, as compared to the prior year, was primarily due to a $37.1 million decrease from changes in non-cash items, partially offset by an $11.5 million change in operating assets and liabilities and a $4.1 million increase in income from continuing operations, net of tax. The decrease in net cash provided by operating activities from continuing operations during 2012, as compared to the prior year, was primarily due to a $30.4 million change in operating assets and liabilities, partially offset by a $14.9 million increase from changes in non-cash items and a $0.7 million increase in income from continuing operations, net of tax. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, release of liabilities for unrecognized tax benefits, share-based compensation expense, excess tax benefits from share-based compensation arrangements, and a gain on the sale of an investment.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments, expenditures on property, plant and equipment, capitalized software development costs, and receipts of insurance proceeds related to our owned corporate aircraft. Net cash used in investing activities was $154.1 million, $34.3 million, and $32.2 million during 2013, 2012, and 2011, respectively. The increase in net cash used in investing activities from continuing operations during 2013, as compared to the prior year, was due to a

$224.1 million increase in purchases of short-term investments, a $3.2 million decrease in the amount of insurance proceeds received related to our owned corporate aircraft, which was damaged in the first quarter of 2010 and subsequently repaired and returned to service in the second quarter of 2012, and a $0.7 million increase in restricted cash, partially offset by an $87.0 million increase in proceeds from the redemption of U.S. Treasury securities, an $18.6 million decrease in purchases of property and equipment, comprised primarily of decreases in expenditures for leasehold improvements, internally developed software, and furniture and fixtures, and a $2.7 million decrease in capitalized software development costs. The increase in net cash used in investing activities from continuing operations during 2012, as compared to the prior year, was primarily due to a $3.9 million decrease in the amount of insurance proceeds received in connection with our owned corporate aircraft, the fact that we received $3.4 million of proceeds from the sale of an investment in the prior year, and a $2.2 million increase in capitalized software development costs, partially offset by a $7.1 million decrease in purchases of property and equipment, comprised primarily of decreases in expenditures for computer equipment, repairs to our owned corporate aircraft, and leasehold improvements.

Net Cash Provided by Financing Activities from Continuing Operations. The changes in net cash provided by financing activities from continuing operations primarily relate to the exercise of employee stock options and payments on capital lease and other financing arrangements. Net cash provided by financing activities from continuing operations was $21.6 million, $9.8 million, and $2.5 million during 2013, 2012, and 2011, respectively. The increase in net cash provided by financing activities from continuing operations during 2013, as compared to the prior year, was due to a $23.6 million increase in excess tax benefits, generated primarily from stock option exercises in prior years, that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, partially offset by a $9.9 million decrease in proceeds from the exercise of employee stock options and a $1.8 million increase in payments on capital lease obligations and other financing arrangements. The increase in net cash provided by financing activities from continuing operations during 2012, as compared to the prior year, was due to a $7.8 million increase in proceeds from the exercise of employee stock options, partially offset by a $0.5 million increase in payments on capital lease obligations and other financing arrangements.

Share Repurchases. Our Board of Directors has authorized us to repurchase up to an aggregate of $800.0 million of our class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by us at any time. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using working capital, as well as proceeds from any other funding arrangements that we may enter into in the future. During the years ended December 31, 2013, 2012, and 2011, we did not repurchase any shares of our class A common stock pursuant to the 2005 Share Repurchase Program.

Contractual Obligations. As disclosed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2013:

	Payments due by period ended December 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations:
Operating leases	$126,240	$25,736	$38,831	$30,320	$31,353
Capital leases and other financing arrangements	3,977	2,358	1,619	0	0

Total	$130,217	$28,094	$40,450	$30,320	$31,353

Unrecognized Tax Benefits. As of December 31, 2013, we had $2.6 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits are recorded in other long-term liabilities. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2014.

Off-Balance Sheet Arrangements. As of December 31, 2013, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) (“ASU 2013-02”), which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of December 31, 2013, we held approximately $137.2 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 40.4%, 42.3%, and 43.3% of our total revenues from continuing operations for the years ended December 31, 2013, 2012, and 2011, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. In addition, beginning in the second quarter of 2013, we entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 4, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts held. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of December 31, 2013 and 2012, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments, excluding those held-for-sale, by 0.4% and 0.7%, respectively. The decrease in exposure to an adverse change in foreign currency rates as of December 31, 2013 was primarily due to an increase in domestic cash resulting from the Angel.com sale and a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to the prior year. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from 0.4% to 0.1% as of December 31, 2013. If average exchange rates during the year ended December 31, 2013 had changed unfavorably by 10%, our revenues for the year ended December 31, 2013 would have decreased by 3.7%. During the year ended December 31, 2013, our revenues decreased 0.5% as a result of a 0.6% unfavorable change in weighted average exchange rates, as compared to the prior year.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the related notes and the associated Reports of Independent Registered Public Accounting Firms, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), published in 1992. Based on its assessment, our management has determined that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firms in Item 15.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report,” and “Corporate Governance and the Board of Directors and its Committees – Compensation Committee” in the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the heading “Corporate Governance and the Board of Directors and its Committees” in the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” in the 2014 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited MicroStrategy Incorporated’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for year then ended, and our report dated February 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MicroStrategy Incorporated:

We have audited the accompanying consolidated balance sheet of MicroStrategy Incorporated and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MicroStrategy Incorporated

We have audited the accompanying consolidated balance sheet of MicroStrategy Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroStrategy Incorporated and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

February 13, 2013 (except Note 16, as to which the date is February 12, 2014)

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$220,171	$223,043
Restricted cash	583	50
Short-term investments	137,198	36
Accounts receivable, net	86,181	89,038
Prepaid expenses and other current assets	14,260	12,689
Deferred tax assets, net	21,555	26,616
Assets held-for-sale	0	10,571

Total current assets	479,948	362,043

Property and equipment, net	85,445	96,751
Capitalized software development costs, net	10,295	10,360
Deposits and other assets	6,622	5,120
Deferred tax assets, net	3,204	3,664

Total assets	$585,514	$477,938

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,946	$40,905
Accrued compensation and employee benefits	79,495	71,789
Deferred revenue and advance payments	113,656	101,249
Deferred tax liabilities	422	523
Liabilities held-for-sale	0	4,689

Total current liabilities	233,519	219,155

Deferred revenue and advance payments	8,970	8,823
Other long-term liabilities	25,511	43,418
Deferred tax liabilities	7,188	6,231

Total liabilities	275,188	277,627

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,462 shares issued and 9,057 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	494,086	468,087
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(831)	(1,515)
Retained earnings	292,238	208,906

Total stockholders’ equity	310,326	200,311

Total liabilities and stockholders’ equity	$585,514	$477,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Revenues:
Product licenses and subscription services	$160,125	$150,462	$154,650
Product support	277,509	262,048	243,547
Other services	138,254	153,214	138,971

Total revenues	575,888	565,724	537,168

Cost of revenues:
Product licenses and subscription services	22,242	12,440	9,583
Product support	16,617	15,532	13,417
Other services	99,710	113,104	107,698

Total cost of revenues	138,569	141,076	130,698

Gross profit	437,319	424,648	406,470

Operating expenses:
Sales and marketing	215,089	209,975	231,504
Research and development	98,056	88,190	67,863
General and administrative	104,734	93,384	86,237

Total operating expenses	417,879	391,549	385,604

Income from continuing operations	19,440	33,099	20,866
Interest income, net	497	143	199
Gain on sale of investment	0	0	3,371
Other (expense) income, net	(3,186)	(1,035)	764

Income from continuing operations before income taxes	16,751	32,207	25,200
(Benefit from) provision for income taxes	(9,799)	9,734	3,393

Income from continuing operations, net of tax	26,550	22,473	21,807

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($37,548, $0, and $0, respectively)	57,377	0	0
Loss from discontinued operations, net of tax benefit ($391, $1,049, and $2,033, respectively)	(595)	(1,927)	(3,867)

Discontinued operations, net of tax	56,782	(1,927)	(3,867)

Net income	$83,332	$20,546	$17,940

Basic earnings (loss) per share (1):
From continuing operations	$2.35	$2.05	$2.03
From discontinued operations	5.02	(0.18)	(0.36)

Basic earnings per share	$7.37	$1.87	$1.67

Weighted average shares outstanding used in computing basic earnings (loss) per share	11,300	10,995	10,719

Diluted earnings (loss) per share (1):
From continuing operations	$2.35	$2.01	$1.97
From discontinued operations	5.02	(0.17)	(0.35)

Diluted earnings per share	$7.37	$1.84	$1.62

Weighted average shares outstanding used in computing diluted earnings (loss) per share	11,301	11,174	11,066

(1)	Basic and fully diluted earnings (loss) per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$83,332	$20,546	$17,940
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	684	535	(581)
Unrealized gain (loss) on short-term investments	0	2	(16)

Total other comprehensive income (loss)	684	537	(597)

Comprehensive income	$84,016	$21,083	$17,343

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

		Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Total	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2011	$149,172	14,351	$14	2,694	$3	$455,374	(6,405)	$(475,184)	$(1,455)	$170,420

Net income	17,940	0	0	0	0	0	0	0	0	17,940
Other comprehensive loss	(597)	0	0	0	0	0	0	0	(597)	0
Conversion of class B to class A common stock	0	316	1	(316)	(1)	0	0	0	0	0
Issuance of class A common stock under stock option plans	2,463	143	0	0	0	2,463	0	0	0	0

Balance at December 31, 2011	$168,978	14,810	$15	2,378	$2	$457,837	(6,405)	$(475,184)	$(2,052)	$188,360

Net income	20,546	0	0	0	0	0	0	0	0	20,546
Other comprehensive income	537	0	0	0	0	0	0	0	537	0
Conversion of class B to class A common stock	0	151	0	(151)	0	0	0	0	0	0
Issuance of class A common stock under stock option plans	10,250	501	0	0	0	10,250	0	0	0	0

Balance at December 31, 2012	$200,311	15,462	$15	2,227	$2	$468,087	(6,405)	$(475,184)	$(1,515)	$208,906

Net income	83,332	0	0	0	0	0	0	0	0	83,332
Other comprehensive income	684	0	0	0	0	0	0	0	684	0
Issuance of class A common stock under stock option plans	341	16	0	0	0	341	0	0	0	0
Tax effect of stock option exercises	23,580	0	0	0	0	23,580	0	0	0	0
Share-based compensation expense	2,078	0	0	0	0	2,078	0	0	0	0

Balance at December 31, 2013	$310,326	15,478	$15	2,227	$2	$494,086	(6,405)	$(475,184)	$(831)	$292,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$83,332	$20,546	$17,940
Plus: (Income) loss from discontinued operations, net of tax	(56,782)	1,927	3,867

Income from continuing operations, net of tax	26,550	22,473	21,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,399	22,454	17,271
Bad debt expense	2,281	2,361	1,449
Deferred taxes	(3,319)	1,967	(3,371)
Release of liabilities for unrecognized tax benefits	(14,643)	(472)	(552)
Share-based compensation expense	2,078	0	0
Excess tax benefits from share-based compensation arrangements	(23,580)	0	0
Gain on sale of investment	0	0	(3,371)
Changes in operating assets and liabilities:
Accounts receivable	676	526	(14,326)
Prepaid expenses and other current assets	(565)	305	7,232
Deposits and other assets	794	175	95
Accounts payable and accrued expenses	(4,786)	3,763	5,022
Accrued compensation and employee benefits	8,176	4,578	9,716
Deferred revenue and advance payments	13,465	(3,967)	18,310
Other long-term liabilities	(2,928)	(2,000)	7,746

Net cash provided by operating activities from continuing operations	30,598	52,163	67,028
Net cash used in operating activities from discontinued operations	(664)	(2,279)	(6,214)

Net cash provided by operating activities	29,934	49,884	60,814

Investing activities:
Proceeds from redemption of short-term investments	87,000	0	0
Proceeds from sale of investment	0	0	3,371
Purchases of property and equipment	(11,043)	(29,621)	(36,691)
Purchases of short-term investments	(224,103)	0	0
Capitalized software development costs	(5,437)	(8,148)	(5,907)
Insurance proceeds	0	3,206	7,065
(Increase) decrease in restricted cash	(483)	225	(51)

Net cash used in investing activities from continuing operations	(154,066)	(34,338)	(32,213)
Net cash provided by (used in) investing activities from discontinued operations	99,136	(1,495)	(3,969)

Net cash used in investing activities	(54,930)	(35,833)	(36,182)

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	341	10,250	2,463
Excess tax benefits from share-based compensation arrangements	23,580	0	0
Payments on capital lease obligations and other financing arrangements	(2,284)	(491)	0

Net cash provided by financing activities from continuing operations	21,637	9,759	2,463
Net cash provided by financing activities from discontinued operations	0	0	0

Net cash provided by financing activities	21,637	9,759	2,463
Effect of foreign exchange rate changes on cash and cash equivalents	(863)	949	(1,558)

Net (decrease) increase in cash and cash equivalents	(4,222)	24,759	25,537
Cash and cash equivalents (including held-for-sale of $1,350, $5,300, and $1,512, respectively), beginning of year	224,393	199,634	174,097

Cash and cash equivalents (including held-for-sale of $0, $1,350, and $5,300, respectively), end of year	$220,171	$224,393	$199,634

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$78	$31	$32

Cash paid during the year for income taxes, net of tax refunds	$12,941	$6,463	$1,940

Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations and other financing arrangements	$3,793	$2,505	$0

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

MicroStrategy is a leading worldwide provider of enterprise software platforms. The Company’s mission is to provide the most flexible, powerful, scalable, and user-friendly platforms for analytics, mobile, identity, and loyalty, offered either on premises or in the cloud.

The MicroStrategy Analytics Platform enables organizations to analyze vast amounts of data and distribute actionable business insight throughout an enterprise. Our analytics platform delivers reports and dashboards, and enables users to conduct ad hoc analysis and share insights anywhere, anytime, via mobile devices or the Web. The MicroStrategy Analytics Platform is comprised of MicroStrategy Analytics Enterprise™, MicroStrategy Analytics Express™, and MicroStrategy Analytics Desktop™. MicroStrategy Analytics Enterprise lies at the core of the MicroStrategy Analytics Platform and combines the agility and productivity of self-service visual data discovery with the security, scalability, and governance features of enterprise-grade business intelligence. MicroStrategy Analytics Desktop is a standalone desktop tool, available free of charge and designed to enable business users to analyze and understand their data. With MicroStrategy Analytics Desktop, business users can create stunning data visualizations and dashboards that provide new insight and new understanding in just minutes. MicroStrategy Analytics Express is a cloud-based service that is designed to be the fastest way for companies, departments, and small businesses to build and deploy MicroStrategy-caliber analytics with little or no assistance from IT professionals. MicroStrategy Analytics Express guides business people through a streamlined flow – from data-to-discovery-to-dashboard-to-distribution.

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

MicroStrategy Cloud brings together enterprise analytics, analytical databases, and data integration capabilities in a high performance integrated environment. MicroStrategy Cloud offers on-demand access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities and is optimized for a variety of enterprise applications. Compared to traditional on-premises approaches, MicroStrategy Cloud is quicker to deploy, is more flexible, delivers consistent high-level performance, and offers significant financial advantages. We offer MicroStrategy Cloud as a managed service to organizations that want the power of enterprise analytics and the ability to quickly build and deliver enterprise mobile apps that harness the potential of Big Data analytics.

The MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, is a next-generation, mobile customer loyalty and engagement solution. It is designed to help retailers harness the power of mobile technology by providing a mobile engagement channel to their customers for targeted marketing, commerce, and loyalty. MicroStrategy Alert is offered as a subscription-based service. It includes a consumer-facing branded mobile app; a campaign management system to create and launch targeted campaigns and publish content, as well as design target segments; and a library of content connectors to synchronize content from customers’ existing Websites and social pages with the MicroStrategy Alert-powered mobile app.

The MicroStrategy Identity Platform, branded as MicroStrategy Usher, is a mobile identity solution that can deliver biometric-enhanced security to applications and business processes across an enterprise. MicroStrategy Usher can replace ID cards, key cards, employee badges, and passwords with a single mobile identity that is biometrically linked to its owner, cryptographically linked to its owner’s phone, and dynamically linked to the enterprise’s existing identity repositories. MicroStrategy Usher’s architecture leverages three-factor authentication, out-of-band channels, time-limited codes, and bidirectional public key infrastructure encryption to offer enterprises increased protection against fraud and cybercrime. MicroStrategy Usher is designed to allow users to log in to applications, unlock doors, validate one another’s identity, and authorize transactions more securely, using their MicroStrategy Usher

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mobile identities. Furthermore, MicroStrategy Usher uses the MicroStrategy Analytics Platform to support behavior monitoring and the detection of abnormal activity for even greater security. MicroStrategy Usher is offered as a subscription-based service.

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud together with related product and support services, continue to generate the vast majority of our revenue. During 2013 and 2012, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company must classify a business line as discontinued operations once the Company has committed to a plan to sell the business. On February 25, 2013, the Company committed to a plan to sell its wholly-owned subsidiary, Angel.com Incorporated (“Angel.com”), which focused outside of the Company’s analytics software and services offerings. On March 15, 2013, the Company completed the sale of this business. Historical financial information presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Refer to Note 16, Discontinued Operations, to the Consolidated Financial Statements for further information.

Certain other amounts in the prior years’ Consolidated Financial Statements and Notes to Consolidated Financial Statements have also been reclassified to conform to current year presentation. Revenues and cost of revenues have been reclassified in the Consolidated Statements of Operations and deferred revenues have been reclassified in Note 8, Deferred Revenue and Advance Payments, to reflect the new presentation of the Company’s three different types of revenue. In addition, bad debt expense and changes in accounts receivable have been reclassified within operating activities in the Consolidated Statements of Cash Flows.

The Company is not aware of any subsequent event which would require recognition.

(b) Use of Estimates

The preparation of the Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, investments, derivative financial instruments, software development costs, fixed assets, intangible assets, variable compensation, share-based compensation, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

(c) Fair Value Measurements

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

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Cash and Cash Equivalents and Restricted Cash

Cash equivalents include bank deposits, U.S. Treasury bills, and equivalent funds. The Company generally considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash balances restricted in use by contractual obligations with third parties.

(e) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. The Company determines the appropriate classification of its short-term investments at the time of purchase.

The majority of the Company’s short-term investments are in U.S. Treasury securities and the Company has the ability and intent to hold these investments to maturity. Therefore, these short-term investments are classified and accounted for as held-to-maturity and are reported at amortized cost. Each reporting period, the Company determines whether a decline in fair value below the amortized cost for each individual security is other-than-temporary and if it would be required to sell the security before recovery of its amortized cost basis. If an other-than-temporary impairment has occurred, the amount representing the credit loss is recorded in “Other (expense) income, net,” and the amount related to all other factors is recognized in “Accumulated other comprehensive loss.” Upon recognition of an other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

(f) Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company uses foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue derivative instruments for trading purposes or speculation. We execute these instruments with financial institutions that hold an investment grade credit rating. These foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the balance sheet as either an asset or liability measured at their fair value as of the reporting date. Changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in “Other (expense) income, net” in the Company’s Consolidated Statements of Operations.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews long-lived assets, including intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an asset is impaired, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset.

(h) Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized software development costs include direct labor costs and fringe benefit costs attributed to programmers, software engineers, and quality control and field certifiers working on products after they reach technological feasibility, but before they are generally available to customers for sale. Technological feasibility is considered to be achieved when a product design and working model of the software product have been completed. Capitalized software development costs are typically amortized over the estimated product life of three years, on a straight-line basis.

Capitalized software development costs, net of accumulated amortization, were $10.3 million and $10.4 million as of December 31, 2013 and 2012, respectively. Amortization expense related to software development costs was $5.5 million, $4.8 million, and $7.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in cost of product licenses and subscription services revenues. During the years ended December 31, 2013, 2012, and 2011, the Company capitalized software development costs of $5.4 million, $8.1 million, and $5.9 million, respectively. The Company analyzes the net realizable value of capitalized software development costs on at least an annual basis and has determined that there is no indication of impairment of the capitalized software development costs as forecasted future sales are adequate to support amortization costs.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Loss Contingencies and Legal Costs

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to loss contingencies. Legal costs are expensed in the period in which the costs are incurred.

(j) Deferred Revenue and Advance Payments

Deferred revenue and advance payments related to product support, subscription services, and other services result from payments received prior to the performance of services for technical support, subscription, consulting, and education. Deferred revenue and advance payments related to product licenses result primarily from multiple-element arrangements that include future deliverables. Deferred revenue comprises deferred product licenses and subscription services, deferred product support, or other services revenue based on the objective fair value of the multiple elements of the arrangement, except for software licenses for which the Company does not have an objective measure of fair value. The Company offsets its accounts receivable and deferred revenue for any billed and unpaid items included in deferred revenue and advance payments.

As of December 31, 2013, the Company has entered into certain additional agreements that include future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2018 totaling approximately $119.7 million. As of December 31, 2012, the future minimum commitments by the Company’s customers to purchase products, subscription services, product support, or other services through 2017 totaled approximately $110.4 million. These future commitments are not included in deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on the customers’ meeting their future purchase commitments and the Company’s ability to meet its associated performance obligations related to those purchase commitments.

(k) Revenue Recognition

The Company recognizes revenue from sales of software licenses to end users upon:

1)	persuasive evidence of an arrangement, as provided by agreements, contracts, purchase orders, or other arrangements, generally executed by both parties;

2)	existence of a fixed or determinable fee;

3)	delivery of the software; and

4)	determination that collection is reasonably assured.

When the fees for software upgrades and enhancements, technical support, consulting, and education are bundled with the license fee, they are unbundled for revenue recognition purposes, using vendor specific objective evidence (“VSOE”) of fair value of the elements.

Product support or post-contract support (“PCS”) revenue is derived from providing technical software support and software updates and upgrades to customers. PCS revenue is recognized ratably over the term of the contract, which in most cases is one year. The Company’s VSOE for PCS, which includes updates, upgrades, and enhancements, is determined based upon the optional stated renewal fee for PCS in the contract, which is the price the customer is required to pay when PCS is renewed. Additionally, the optional stated renewal fee used to establish VSOE for PCS in a software transaction must be above the Company’s minimum substantive VSOE rate for PCS. If a stated renewal rate is considered non-substantive, VSOE of PCS has not been established and the Company recognizes all revenue under the arrangement ratably over the PCS period. A minimum substantive VSOE rate is determined based upon an analysis of historical sales of PCS. For a renewal rate to be non-substantive, the Company believes it must be significantly lower than its minimum VSOE rate. We consider a 10% variance below our minimum VSOE rate to be significant. It is rare for the Company to have an arrangement that includes a renewal rate that is below the minimum VSOE rate.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from consulting, education, and subscription services is recognized as the services are performed. The Company’s VSOE for services other than PCS is determined based upon an analysis of its historical sales of each element when sold separately from software.

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

License revenue derived from sales to resellers or original equipment manufacturers (“OEMs”) who purchase the Company’s products for resale is recognized upon sufficient evidence that the products have been sold to the end user, provided all other revenue recognition criteria have been met. The Company’s standard software license and reseller agreements do not include any return rights other than the right to return non-conforming products for repair or replacement under standard product warranties. During the last three fiscal years, the Company has not experienced any product returns related to warranty claims.

The Company generally offers either commercial discounts or referral fees to its channel partners, depending on the nature of services performed. Revenue recognized from transactions with channel partners involved in resale or distribution activities is recorded net of any commercial discounts provided to them. Referral fees paid to channel partners not involved in resale or distribution activities are expensed as cost of revenues and, during the last three fiscal years, were not significant.

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

Amounts collected prior to satisfying the above revenue recognition criteria are included in net deferred revenue and advance payments in the accompanying Consolidated Balance Sheets.

Software revenue recognition requires judgment, including determinations about whether collectibility is reasonably assured, the fee is fixed and determinable, whether a software arrangement includes multiple elements, and if so, whether VSOE exists for those elements. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also generates subscription services revenues primarily from MicroStrategy Cloud, a cloud-based analytics PaaS. Subscription services revenues include subscription fees from customers for access to the full breadth of the MicroStrategy Analytics Platform and MicroStrategy Mobile capabilities, database services, and data integration services. Our standard arrangements with customers generally do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time. As such, these arrangements are considered service contracts and revenue is recognized ratably over the service period of the contract, following completion of the set-up service. Any related set-up service fees are recognized ratably over the longer of the contract period or the estimated average life of the customer relationship.

Our MicroStrategy Cloud subscription services are generally offered as stand-alone arrangements or as part of arrangements that include professional services. If deliverables in a multiple-element arrangement have stand-alone value upon delivery, the Company accounts for each such deliverable separately. The Company has concluded that its subscription services and its professional services each have stand-alone value. When the Company enters into multiple-element arrangements that include subscription services and professional services, the total arrangement consideration is allocated to each of the deliverables based on the relative selling price hierarchy. The Company determines the relative selling price for each deliverable using VSOE of selling price, if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its services offerings as compared to other companies and the lack of availability of third-party pricing information. For professional services, the Company has established VSOE because a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. For subscription services, the Company has not established VSOE because, among other factors, the offering is relatively new and our pricing model continues to evolve. Accordingly, the Company uses BESP to determine the relative selling price of MicroStrategy Cloud subscription services.

The Company determines BESP by reviewing historical transactions and by considering its pricing models and objectives that take into account factors such as gross margin, the size and volume of the transactions, perceived pricing sensitivity, and growth strategies. The determination of BESP is made through consultation with, and approval by, the Company’s management team, taking into consideration the go-to-market strategy. As the Company’s pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE and BESP.

Amounts, upon invoicing, are recorded in accounts receivable and either gross deferred revenue or revenue, depending on whether the applicable revenue recognition criteria have been met.

During 2013, 2012, and 2011, the Company did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

(l) Advertising Costs

Advertising costs include production costs, which are expensed the first time the advertisement takes place, and media placement costs, which are expensed in the month the advertising appears. Total advertising costs were $1.9 million, $4.1 million, and $5.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, the Company had no prepaid advertising costs.

(m) Share-based Compensation

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan authorizing the grant of an aggregate of 600,000 shares of class A common stock. Under the plan, the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation, including options to purchase shares of the Company’s class A common stock. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period. The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. See Note 12, Share-based Compensation, to the Consolidated Financial Statements for further information regarding the Company’s 2013 Stock Incentive Plan, related share-based compensation expense, and assumptions used in the Black-Scholes option pricing model.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n) Income Taxes

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

(o) Basic and Diluted Earnings Per Share

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

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A and class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

(p) Foreign Currency Translation

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

Transaction gains and losses arising from transactions denominated in foreign currencies resulted in net losses of $3.3 million and $2.0 million in 2013 and 2012, respectively, and a net gain of $0.4 million in 2011, and are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Operations.

As of December 31, 2013, 2012, and 2011, the cumulative foreign currency translation balances were $(0.8) million, $(1.5) million, and $(2.0) million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, foreign currency forward contracts, and accounts receivable. The Company places its cash equivalents and enters into foreign currency forward contracts with high credit-quality financial institutions and invests its excess cash primarily in short-term investments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity.

The Company sells products and services to various companies across several industries throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. As of December 31, 2013 and 2012, no individual customer accounted for 10% or more of net accounts receivable and for the years ended December 31, 2013, 2012, and 2011, no individual customer accounted for 10% or more of revenue.

(3) Recent Accounting Standards

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

(4) Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		December 31, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$5	$0	$5

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$46	$0	$46

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of December 31, 2013 were for durations of three months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	1,128	$1,000	$(2)
Brazilian Real	BRL	3,386	1,400	(4)
British Pound	GBP	910	1,500	(6)
Canadian Dollar	CAD	747	700	(1)
Chinese Renminbi	CNY	10,463	1,700	(12)
Euro	EUR	3,480	4,800	1
Indian Rupee	INR	19,093	300	(3)
Japanese Yen	JPY	136,729	1,300	1
Korean Won	KRW	746,802	700	(4)
Mexican Peso	MXN	3,965	300	(1)
Polish Zloty	PLN	4,852	1,600	(1)
Russian Rouble	RUB	6,715	200	(2)
Singapore Dollar	SGD	509	400	(3)
South African Rand	ZAR	6,374	600	2
Swedish Krona	SEK	1,650	250	(6)
Swiss Franc	CHF	266	300	0
Turkish New Lira	TRY	217	100	1
United Arab Emirates Dirham	AED	739	200	(1)

			$17,350	$(41)

As of December 31, 2012, the Company held no foreign currency forward contracts.

Changes in the fair value of our foreign currency forward contracts during 2013, 2012, and 2011 were as follows (in thousands):

	Gains (Losses) on Derivative Instruments Recognized in Income
		Years Ended December 31,
	Location	2013	2012	2011

Non-hedging derivative instruments:
Foreign currency forward contracts outstanding	Other (expense) income, net	$(41)	$0	$0

Foreign currency forward contracts settled	Other (expense) income, net	$(629)	$0	$0

There were no transfers among the levels within the fair value hierarchy during the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013 and December 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

(5) Short-term Investments

The Company periodically invests a portion of its excess cash in short-term investment instruments. Substantially all of the Company’s short-term investments are in U.S. Treasury securities, and the Company has the ability and intent to hold these investments to maturity. The stated maturity dates of these investments are between three months and one year from the purchase date. These held-to-maturity investments are recorded at amortized cost and included within “Short-term investments” on the accompanying Consolidated Balance Sheets. The fair value of held-to-maturity investments in U.S. Treasury securities is determined based on quoted market prices in active markets for identical securities (Level 1 inputs).

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2013 were $137.2 million, $137.2 million, and $137.2 million, respectively. The gross unrecognized holding gains and losses were not material for 2013, 2012, or 2011. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of December 31, 2013. As of December 31, 2012, the Company had no held-to-maturity investments. As of December 31, 2013 and December 31, 2012, the Company’s available-for-sale investments were not material.

(6) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	December 31,
	2013	2012
Billed and billable	$190,446	$176,511
Less: unpaid deferred revenue	(100,276)	(83,107)

Accounts receivable, gross	90,170	93,404
Less: allowance for doubtful accounts	(3,989)	(4,366)

Account receivable, net	$86,181	$89,038

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

(7) Property and Equipment

Property and equipment (in thousands) consisted of the following, as of:

	December 31,
	2013	2012
Transportation equipment	$48,917	$48,369
Computer equipment and purchased software	66,713	59,916
Furniture and equipment	11,647	11,737
Leasehold improvements	29,116	28,434
Internally developed software	8,393	8,615

Property and equipment, gross	164,786	157,071
Less: accumulated depreciation and amortization	(79,341)	(60,320)

Property and equipment, net	$85,445	$96,751

Included in transportation equipment is the Company’s owned corporate aircraft, including capitalizable costs related to the repairs to the aircraft, and aircraft-related equipment. The repair process for the aircraft has been completed and the aircraft was returned to service in the second quarter of 2012. As of December 31, 2013, the net asset value of the aircraft and aircraft-related equipment was $43.0 million, net of $5.6 million of accumulated depreciation. As of December 31, 2012, the net asset value of the aircraft and aircraft-related equipment was $44.0 million, net of $4.1 million of accumulated depreciation.

Included in computer equipment at December 31, 2013 and December 31, 2012 is $2.9 million and $2.5 million, respectively, acquired under capital lease arrangements. At December 31, 2013 and December 31, 2012, accumulated amortization relating to computer equipment under capital lease arrangements totaled $1.7 million and $0.7 million, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense related to property and equipment, including assets under capital leases, was $21.0 million, $17.7 million, and $9.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(8) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	December 31,
	2013	2012
Current:
Deferred product licenses revenue	$14,538	$12,252
Deferred subscription services revenue	10,923	7,087
Deferred product support revenue	167,771	145,343
Deferred other services revenue	17,056	15,132

Gross current deferred revenue and advance payments	210,288	179,814
Less: unpaid deferred revenue	(96,632)	(78,565)

Net current deferred revenue and advance payments	$113,656	$101,249

Non-current:
Deferred product licenses revenue	$4,401	$3,280
Deferred subscription services revenue	1,161	1,028
Deferred product support revenue	5,877	8,205
Deferred other services revenue	1,175	852

Gross non-current deferred revenue and advance payments	12,614	13,365
Less: unpaid deferred revenue	(3,644)	(4,542)

Net non-current deferred revenue and advance payments	$8,970	$8,823

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(9) Cost Method Investment

In 2000, in exchange for licenses to MicroStrategy software, the Company acquired approximately 1.7 million shares of common stock of a provider of online software for event management, Web surveys, and event marketing (the “Investee”). The shares represented less than 5% of the total outstanding equity interests of the Investee at the date of the transaction. The Company accounted for this investment under the cost method of accounting and previously recorded a permanent impairment for this investment. In July 2011, the Company sold all of its equity interest in the Investee for approximately $3.4 million, which the Company recorded as a gain on sale of investment in the Company’s operating results for the year ended December 31, 2011. Sanju K. Bansal, who was Vice Chairman of the Board of Directors of the Company and the Company’s Executive Vice President and Chief Operating Officer as of the date of the July 2011 sale transaction, held approximately 10% of the total outstanding equity of the Investee and was also a member of the board of directors of the Investee as of the date of the July 2011 sale transaction.

(10) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third-party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third-party claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is explicitly stated. Because the conditions of these obligations vary and the maximum obligation is not always explicitly

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stated, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of December 31, 2013 or December 31, 2012.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com, pursuant to a stock purchase and sale agreement, which contains certain customary seller representations, warranties, and indemnification provisions.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. The term of the lease expires in December 2020. At December 31, 2013 and December 31, 2012, deferred rent of $20.1 million and $22.7 million, respectively, is included in other long-term liabilities and $2.8 million and $2.5 million, respectively, is included in current accrued expenses.

In July 2011, the Company entered into a lease for a 37.5% fractional interest in a corporate aircraft owned and managed by a fractional interest program operator. The Company terminated the fractional interest lease in September 2012 following the return to service of the Company’s owned corporate aircraft in the second quarter of 2012.

The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of December 31, 2013:

Year	Operating Leases Amount	Capital Leases and Other Financing Amount
2014	$25,736	$2,358
2015	21,179	1,515
2016	17,652	104
2017	15,439	0
2018	14,881	0
Thereafter	31,353	0

	$126,240	$3,977

Total rental expenses under operating lease agreements for the years ended December 31, 2013, 2012, and 2011 were $28.3 million, $26.4 million, and $25.3 million, respectively.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server™, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal™, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ‘502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012. In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York judgment and the Court entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. In January 2014, the Court stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York judgment. The Company has received indemnification requests from certain of its resellers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ‘502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

In December 2011, Vasudevan Software, Inc. (“Vasudevan”) filed a complaint for patent infringement against the Company in the United States District Court for the Northern District of California. The complaint alleged that the Company’s sale of MicroStrategy 9 and other MicroStrategy products infringes four patents allegedly owned by Vasudevan known as U.S. Patent Nos. 6,877,006, 7,167,864, 7,720,861, and 8,082,268, all entitled “Multimedia Inspection Database System for Dynamic Runtime Evaluation.” The complaint accused the Company of infringement, inducing others to infringe, and acts of contributory infringement with respect to the patents at issue and sought a permanent injunction, an unspecified amount of damages, and other relief as may be granted by the court. In October 2013, following a series of motions by the parties, the court dismissed the case, entered judgment of non-infringement based on a stipulation of non-infringement filed by Vasudevan, and also granted MicroStrategy’s motion for summary judgment of invalidity, finding the four patents in the suit invalid. In November 2013, Vasudevan filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Also in November 2013, Vasudevan filed a motion that was unopposed by the Company to consolidate the appeal with Vasudevan’s appeal of a related matter against TIBCO Software, which had also been dismissed by the District Court on summary judgment. In February 2014, in response to Vasudevan’s motion, the Court entered an order that the cases be treated as companion cases. The outcome of this matter on appeal is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to this matter at this time. Accordingly, no estimated liability for this matter has been accrued in the accompanying Consolidated Financial Statements.

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

(11) Income Taxes

U.S. and international components of income from continuing operations before income taxes (in thousands) were comprised of the following for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
U.S.	$(6,158)	$587	$(3,490)
Foreign	22,909	31,620	28,690

Total	$16,751	$32,207	$25,200

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit from or provision for income taxes from continuing operations (in thousands) consisted of the following for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(12,404)	$533	$1,222
State	172	68	91
Foreign	5,994	7,269	5,344

	$(6,238)	$7,870	$6,657

Deferred:
Federal	$(3,417)	$995	$(1,095)
State	267	1,310	(305)
Foreign	(411)	(441)	(1,864)

	$(3,561)	$1,864	$(3,264)

Total (benefit) provision	$(9,799)	$9,734	$3,393

The benefit from or provision for income taxes from continuing operations differs from the amount computed by applying the federal statutory income tax rate to the Company’s income from continuing operations before income taxes as follows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax effect	2.0%	3.0%	–0.5%
Foreign earnings taxed at different rates	–18.3%	–21.5%	–23.6%
Withholding tax	9.7%	6.3%	5.4%
Foreign tax credit	–5.4%	–3.4%	–2.5%
Other international components	3.4%	1.9%	3.8%
Change in valuation allowance	–0.8%	0.1%	–7.1%
Deferred tax adjustments and rate changes	–2.8%	0.6%	–1.4%
Meals and entertainment	4.5%	2.9%	4.0%
Non-deductible officers compensation	7.1%	2.1%	2.6%
Personal use of corporate aircraft	2.5%	2.6%	2.2%
Subpart F income	2.4%	1.2%	1.4%
Research and development tax credit	–12.6%	0.7%	–3.3%
Other permanent differences	0.8%	0.6%	-0.2%
Release of unrecognized tax benefits	–86.0%	–1.9%	–2.3%

Total	–58.5%	30.2%	13.5%

The 2013 “research and development tax credit” rate of negative 12.6% is comprised of U.S. research and development tax credits generated in 2013 and 2012. The 2012 U.S. research and development tax credit was retroactively reinstated by the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013 and recorded as a tax benefit in the first quarter of 2013.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s U.S. and foreign effective tax rates for income from continuing operations before income taxes were as follows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
U.S.	249.7%	495.1%	2.5%
Foreign	24.4%	21.6%	12.1%

Combined	–58.5%	30.2%	13.5%

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends and no additional tax is incurred on the distribution. The Company repatriated Subpart F deemed dividends to the U.S. of $1.0 million and $2.5 million in 2013 and 2012, respectively, with no additional tax incurred. No Subpart F income was repatriated in 2011. As of December 31, 2013 and December 31, 2012, the amount of cash and cash equivalents and short-term investments, excluding those held for sale, held by U.S. entities was $160.5 million and $39.3 million, respectively, and by non-U.S. entities was $196.9 million and $183.8 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows for the periods indicated:

	December 31,
	2013	2012
Deferred tax assets, net:
Net operating loss carryforwards	$981	$5,439
Tax credits	8,723	9,474
Intangible assets	1,317	2,624
Deferred revenue adjustment	2,746	2,858
Accrued compensation	17,465	15,684
Deferred rent	3,709	4,692
Other	2,911	3,523

	37,852	44,294
Valuation allowance	(77)	(231)

Deferred tax assets, net of valuation allowance	37,775	44,063

Deferred tax liabilities:
Prepaid expenses and other	1,084	686
Property and equipment	15,751	15,992
Capitalized software development costs	3,791	3,859

Total deferred tax liabilities	20,626	20,537

Total net deferred tax asset	$17,149	$23,526

Reported as:
Current deferred tax assets, net	21,555	26,616
Non-current deferred tax assets, net	3,204	3,664
Current deferred tax liabilities	(422)	(523)
Non-current deferred tax liabilities	(7,188)	(6,231)

Total net deferred tax asset	17,149	$23,526

The table of deferred tax assets and liabilities shown above does not include a deferred tax asset of $23.4 million related to U.S. federal net operating loss carryforwards of $60.1 million as of December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. During the year ended December 31, 2013, the Company was able to recognize and utilize such net operating loss carryforwards in connection with the taxable gain arising from the sale of Angel.com.

As of December 31, 2013, the Company had gross unrecognized tax benefits of $2.6 million, which are recorded in other long-term liabilities. The change in unrecognized tax benefits (in thousands), net of interest and penalties, is presented in the table below:

Unrecognized tax benefits at January 1, 2013	$16,095
Decrease related to positions taken in prior period	(157)
Increase related to positions taken in current period	372
Decrease related to settlement with tax authorities	(1,327)
Decrease related to expiration of statute of limitations	(12,671)

Unrecognized tax benefits at December 31, 2013	$2,312

If recognized, $2.1 million of the gross unrecognized tax benefits would impact the Company’s effective tax rate. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits shown above is not expected to change significantly. The Company recognizes estimated accrued interest related to unrecognized tax benefits in the provision for income tax accounts. During the year ended December 31, 2013, the Company released accrued interest of $1.3 million. During the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $0.2 million, $0.3 million, and $0.5 million, respectively, in accrued interest. The amount of accrued interest related to the above unrecognized tax benefits was approximately $0.3 million and $1.2 million as of December 31, 2013 and December 31, 2012, respectively.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in numerous foreign countries as well as the U.S. and its tax returns may be subject to audit by tax authorities in all countries in which it files. Each country has its own statute of limitations for making assessment of additional tax liabilities. The Company’s U.S. tax returns for tax years from 2010 forward are subject to examination by the Internal Revenue Service.

The Company’s major foreign tax jurisdictions and the tax years that remain subject to examination are Germany and the United Kingdom for tax years 2009 forward, and Spain for tax years 2011 forward. The Company settled tax examinations in Germany and Spain in the second quarter and fourth quarter of 2013, respectively. To date there have been no material audit assessments related to audits in the U.S. or any of the applicable foreign jurisdictions.

The Company had $0.0 million and $71.2 million of U.S. net operating loss carryforwards as of December 31, 2013 and 2012, respectively. As of December 31, 2012, the Company did not recognize a deferred tax asset of $23.4 million related to U.S. net operating loss carryforwards of $60.1 million that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company had $4.4 million and $3.6 million of foreign net operating loss carryforwards as of December 31, 2013 and 2012, respectively. The Company had domestic research and development tax credit, foreign tax credit, and alternative minimum tax credit carryforward tax assets totaling $8.7 million and $9.5 million at December 31, 2013 and 2012, respectively, which begin to expire in 2016. The timing and ability of the Company to use these losses and credits may be limited by Internal Revenue Code provisions regarding changes in ownership of the Company as discussed below.

The Company’s valuation allowances of $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively, primarily relate to certain foreign net operating loss carryforward tax assets.

In determining the Company’s provision for or benefit from income taxes, net deferred tax assets, liabilities, and valuation allowances, management is required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies, and prudent and feasible tax planning strategies. As a multinational company, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which it operates. This process involves estimating current tax obligations and exposures in each jurisdiction, as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, particularly related to the utilization of net operating losses in various jurisdictions, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense or benefit and net income.

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

(12) Share-based Compensation

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

types of share-based compensation. The Board of Directors authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. No awards may be issued more than ten years after the 2013 Plan’s effective date. Shares issued under the 2013 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Stock options that are granted under the 2013 Plan must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee of the Board of Directors, and expire no later than ten years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The share-based compensation expense is based on the fair value of such awards on the date of grant, as estimated using the Black-Scholes option pricing model. The Company expects to obtain stockholder approval of the 2013 Plan at the Company’s annual meeting of stockholders in 2014.

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

In September 2013, the Compensation Committee of the Board of Directors approved, subject to stockholder approval of the 2013 Plan, the grant of stock options to purchase an aggregate of 600,000 shares of class A common stock to certain Company executives pursuant to the 2013 Plan. These awards will be terminated or forfeited if stockholder approval is not obtained within 12 months of the date of grant of the award, and no award may be exercised or settled prior to such stockholder approval. However, the Company considers stockholder approval of the 2013 Plan to be perfunctory since our Chairman and Chief Executive Officer holds a majority of the total voting power of all the Company’s outstanding voting stock. As of December 31, 2013, there were no shares of class A common stock authorized for additional grants. In the event stockholder approval of the 2013 Plan is not obtained within 12 months of the date of grant of the award, the cumulative share-based compensation expense associated with stock option awards granted under the 2013 Plan would be reversed. The stock option awards vest in equal annual installments over an approximately four-year vesting period (unless accelerated upon a change in control event (as defined in the stock option agreement for the applicable award) or otherwise in accordance with provisions of the 2013 Plan or applicable option agreement).

Prior to the adoption of the 2013 Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of December 31, 2013, there were no outstanding share-based awards granted under the Other Stock Incentive Plans.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the periods indicated:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Balance as of January 1, 2011	673	$22.42
Granted	0	0
Exercised	(143)	17.47	$13,682
Forfeited/Expired	(13)	155.77

Balance as of December 31, 2011	517	$20.31
Granted	0	0
Exercised	(501)	20.30	$51,564
Forfeited/Expired	0	0

Balance as of December 31, 2012	16	$20.81
Granted	600	92.84
Exercised	(16)	20.81	$1,262
Forfeited/Expired	0	0

Balance as of December 31, 2013	600	$92.84

Exercisable as of December 31, 2013	0	$0	$0	0.0
Expected to vest as of December 31, 2013	600	$92.84	$18,582	9.7

Total	600	$92.84	$18,582	9.7

No stock options vested during the years ended December 31, 2013, 2012, and 2011. The Company expects all unvested options at December 31, 2013 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures. The weighted average grant date fair value of stock option awards using the Black-Scholes option pricing model was $42.03 for each share subject to a stock option granted during the year ended December 31, 2013, based on the following assumptions:

Year Ended December 31,
2013

Expected term of options in years	6.3
Expected volatility	42.8%
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

The Company recognized approximately $2.1 million in share-based compensation expense for the year ended December 31, 2013 from stock options granted under the 2013 Plan. The Company recognized no share-based compensation expense for the years ended December 2013, 2012, and 2011 from stock options granted under the Other Stock Incentive Plans as all such options fully vested in prior years. As of December 31, 2013, there was approximately $23.1 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted-average period of approximately 3.6 years.

During the year ended December 31, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $23.6 million during the year ended December 31, 2013. No windfall tax benefit was realized from the exercise of stock options during the years ended December 31, 2012 and 2011.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the years ended December 31, 2013, 2012, and 2011 because the performance condition had not been satisfied.

(13) Basic and Diluted Earnings per Share

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding employee stock options, are calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from:
Continuing operations, net of tax	$26,550	$22,473	$21,807
Discontinued operations, net of tax	56,782	(1,927)	(3,867)

Net income	$83,332	$20,546	$17,940

Denominator:
Weighted average common shares of class A common stock	9,073	8,768	8,341
Weighted average common shares of class B common stock	2,227	2,227	2,378

Total weighted average common stock shares outstanding	11,300	10,995	10,719
Effect of dilutive securities:
Employee stock options	1	179	347

Adjusted weighted average shares	11,301	11,174	11,066

Earnings per share:
Basic earnings (loss) per share
From continuing operations	$2.35	$2.05	$2.03
From discontinued operations	5.02	(0.18)	(0.36)

Basic earnings per share	$7.37	$1.87	$1.67

Diluted earnings (loss) per share:
From continuing operations	$2.35	$2.01	$1.97
From discontinued operations	5.02	(0.17)	(0.35)

Diluted earnings per share	$7.37	$1.84	$1.62

Stock options issued under the 2013 Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share computation for the year ended December 31, 2013 because the effect of their inclusion would have been anti-dilutive. No options to purchase shares of common stock were excluded from the diluted earnings per share computation for the years ended December 31, 2012 and 2011.

(14) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. As of December 31, 2013, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million pursuant to the 2005 Share Repurchase Program. The average price per share and aggregate cost amounts disclosed above include broker commissions. During the years ended December 31, 2013, 2012, and 2011, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program.

(15) Employee Benefit Plan

The Company sponsors a benefit plan to provide retirement benefits for its employees, known as the MicroStrategy 401(k) Savings Plan (the “Plan”). Participants may make voluntary contributions to the Plan of up to 50% of their annual base pre-tax compensation, cash bonuses, and commissions not to exceed the federally determined maximum allowable contribution amounts. The Plan permits for discretionary company contributions. Effective April 1, 2008, the Company elected to make a matching contribution to each plan participant in the amount of 50% of the first 6% of a participant’s contributions, up to a maximum of $3,000 per year. A participant vests in the matching contributions in increments based on the participant’s years of employment by the Company, becoming fully vested after completing six years of employment. The Company made contributions to the Plan totaling $2.7 million, $2.6 million, and $2.6 million during the years ended December 31, 2013, 2012, and 2011, respectively.

(16) Discontinued Operations

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

December 31, 2012
Assets:
Cash and cash equivalents	$1,350
Accounts receivable, net of unpaid deferred revenue of $554 and allowance for doubtful accounts of $347, respectively	4,720
Prepaid expenses, deposits, and other assets	738
Property and equipment, net	3,763

Total assets	$10,571

Liabilities:
Accounts payable and accrued expenses	$1,587
Accrued compensation and employee benefits	2,364
Gross deferred revenue and advance payments, net of unpaid deferred revenue of $554	639
Other liabilities	99

Total liabilities	$4,689

Net assets and liabilities of disposal group	$5,882

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the years ended December 31, 2013, 2012, and 2011, respectively, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the year ended December 31, 2013 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Angel.com revenues	$6,320	$28,882	$24,982

Angel.com pre-tax loss	$986	$2,976	$5,900

MicroStrategy pre-tax gain on sale	$94,925	$0	$0

All other Notes to the Consolidated Financial Statements that were impacted by this discontinued operation have been reclassified accordingly.

(17) Segment Information

The Company manages its business in one operating segment. As discussed in Note 16, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud. The Company has also included the MicroStrategy Loyalty Platform, branded as MicroStrategy Alert, and the MicroStrategy Identity Platform, branded as MicroStrategy Usher, as part of its one operating segment for each of the years ended December 31, 2013, 2012, and 2011 because these platforms did not generate significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets and assets held-for-sale, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Year ended December 31, 2013
Total revenues	$343,073	$169,194	$63,621	$575,888
Gross profit	$261,134	$123,373	$52,812	$437,319
Year ended December 31, 2012
Total revenues	$326,333	$177,543	$61,848	$565,724
Gross profit	$241,440	$133,986	$49,222	$424,648
Year ended December 31, 2011
Total revenues	$304,407	$173,961	$58,800	$537,168
Gross profit	$225,687	$133,852	$46,931	$406,470
As of December 31, 2013
Long-lived assets	$89,342	$7,111	$5,909	$102,362
As of December 31, 2012
Long-lived assets	$95,528	$9,650	$7,053	$112,231

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the years ended December 31, 2013, 2012, and 2011, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the years ended December 31, 2013, 2012, and 2011, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of December 31, 2013 and 2012, no individual foreign country accounted for 10% or more of total consolidated assets, excluding assets held-for-sale.

MICROSTRATEGY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Selected Quarterly Financial Data (Unaudited)

The following tables contain unaudited Statement of Operations information for each quarter of 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2013
Revenues	$130,183	$137,905	$141,919	$165,881	$575,888
Gross profit	$94,282	$101,459	$108,666	$132,912	$437,319

(Loss) income from continuing operations, net of tax	$(5,191)	$(1,553)	$17,146	$16,148	$26,550
Discontinued operations, net of tax	56,782	0	0	0	56,782

Net income	$51,591	$(1,553)	$17,146	$16,148	$83,332

Earnings (loss) per share:(1)
Basic, from continuing operations	$(0.46)	$(0.14)	$1.52	$1.43	$2.35
Basic, from discontinued operations	5.03	0	0	0	5.02

Basic earnings (loss) per share	$4.57	$(0.14)	$1.52	$1.43	$7.37

Diluted, from continuing operations	$(0.46)	$(0.14)	$1.52	$1.43	$2.35
Diluted, from discontinued operations	5.03	0	0	0	5.02

Diluted earnings (loss) per share	$4.57	$(0.14)	$1.52	$1.43	$7.37

	Quarter Ended
	March 31	June 30	September 30	December 31	Year
	(in thousands, except per share data)
2012
Revenues	$138,334	$135,324	$136,080	$155,986	$565,724
Gross profit	$102,604	$101,264	$101,233	$119,547	$424,648

Income from continuing operations, net of tax	$1,061	$7,928	$5,134	$8,350	$22,473
Discontinued operations, net of tax	(789)	(657)	(371)	(110)	(1,927)

Net income	$272	$7,271	$4,763	$8,240	$20,546

Earnings (loss) per share:(1)
Basic, from continuing operations	$0.10	$0.73	$0.46	$0.74	$2.05
Basic, from discontinued operations	(0.07)	(0.06)	(0.03)	(0.01)	(0.18)

Basic earnings per share	$0.03	$0.67	$0.43	$0.73	$1.87

Diluted, from continuing operations	$0.09	$0.71	$0.46	$0.74	$2.01
Diluted, from discontinued operations	(0.07)	(0.06)	(0.03)	(0.01)	(0.17)

Diluted earnings per share	$0.02	$0.65	$0.43	$0.73	$1.84

(1)	The sum of the basic and diluted earnings (loss) per share for the four quarters may differ from annual earnings (loss) per share as the weighted-average shares outstanding are computed independently for each of the quarters presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROSTRATEGY INCORPORATED
(Registrant)

By:	/s/ Michael J. Saylor
	Name:	Michael J. Saylor
	Title:	Chairman of the Board of Directors
and Chief Executive Officer

Date: February 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/S/ MICHAEL J. SAYLOR	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 12, 2014
Michael J. Saylor

/S/ DOUGLAS K. THEDE	Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2014
Douglas K. Thede

/S/ MATTHEW W. CALKINS	Director	February 12, 2014
Matthew W. Calkins

/S/ ROBERT H. EPSTEIN	Director	February 12, 2014
Robert H. Epstein

/S/ DAVID W. LARUE	Director	February 12, 2014
David W. LaRue

/S/ JARROD M. PATTEN	Director	February 12, 2014
Jarrod M. Patten

/S/ CARL J. RICKERTSEN	Director	February 12, 2014
Carl J. Rickertsen

/S/ THOMAS P. SPAHR	Director	February 12, 2014
Thomas P. Spahr

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012, and 2011

(in thousands)

	Balance at the beginning of the period	Additions (1)	Deductions	Balance at the end of the period
Allowance for doubtful accounts:

December 31, 2013	$4,366	2,281	(2,658)	$3,989
December 31, 2012	$5,628	2,361	(3,623)	$4,366
December 31, 2011	$4,364	1,449	(185)	$5,628

Deferred tax valuation allowance:

December 31, 2013	$231	77	(231)	$77
December 31, 2012	$736	7	(512)	$231
December 31, 2011	$2,710	0	(1,974)	$736

(1)	Reductions in/charges to revenues and expenses.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Stock Purchase and Sale Agreement by and between MicroStrategy Incorporated and Genesys Telecommunications Laboratories, Inc., dated February 25, 2013 (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 1, 2013 and incorporated by reference herein).

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Form of Second Amended and Restated 1999 Stock Option Plan of the registrant (filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24435) and incorporated by reference herein).

10.2†	Form of Stock Option Agreement entered into by executive officers under the registrant’s Second Amended and Restated 1999 Stock Option Plan (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on November 9, 2004 and incorporated by reference herein).

10.3†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers.

10.4†	Summary of Compensation Arrangements for Non-Employee Directors.

10.5†	Sublease Agreement, dated as of January 31, 2011, by and between the Company and Aeromar Management Company, LLC (filed as Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 000-24435) and incorporated by reference herein).

10.6†	Material Terms for Payment of Certain Executive Incentive Compensation (filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-24435) and incorporated by reference herein).

10.7†	Summary of Designated Company Vehicles Policy (filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 000-24435) filed on August 3, 2007 and incorporated by reference herein).

10.8†	Amended and Restated Performance Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on December 28, 2012 and incorporated by reference herein).

10.9†	Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

10.10†	Angel.com Incorporated Amendment No. 1 to Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 27, 2012 and incorporated by reference herein).

10.11†	Form of Stock Option Agreement (Form A) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

10.12†	Form of Stock Option Agreement (Form B) under the Angel.com Incorporated Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2009 and incorporated by reference herein).

10.13†	MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.14†	Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on September 9, 2013 and incorporated by reference herein).

10.15†	Summary of 2013 Cash Bonus Arrangements for Michael J. Saylor, Jonathan F. Klein, Douglas K. Thede, Paul N. Zolfaghari, Bob Watts, and Peng Xiao (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 under the headings “2013 CEO Bonus Formula”, “2013 President Bonus Formulas”, and “2013 Cash Bonus Targets for Chief Financial Officer and Chief Technology Officer” and incorporated by reference herein).

10.16†+	Senior Executive Vice President & Chief Operating Officer 2013 Bonus Plan (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 4, 2013 and incorporated by reference herein).

10.21†	Summary of Change-of-Control Arrangement with Bob Watts (filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 000-24435) and incorporated by reference herein).

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements.
*	Certain exhibits and schedules to the Stock Purchase and Sale Agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any omitted exhibits and schedules to the Commission upon request.
+	Certain portions of this Exhibit were omitted by means of redacting a portion of the text. The Exhibit has been filed separately with the Secretary of the Commission with such text pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act, as amended.