Form 10-Q
period 2014-03-31
MICROSTRATEGY INC
filed 2014-04-29
CIK 1050446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of the registrant’s class A common stock and class B common stock outstanding on April 22, 2014 was 9,073,710 and 2,227,327, respectively.

MICROSTRATEGY INCORPORATED

FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited except for the Consolidated Balance Sheet as of December 31, 2013, which was derived from audited financial statements)	1

	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	2

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MICROSTRATEGY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,751	$220,171
Restricted cash	1,123	583
Short-term investments	151,080	137,198
Accounts receivable, net	67,742	86,181
Prepaid expenses and other current assets	14,100	14,260
Deferred tax assets, net	13,566	21,555

Total current assets	462,362	479,948

Property and equipment, net	82,013	85,445
Capitalized software development costs, net	8,671	10,295
Deposits and other assets	6,230	6,622
Deferred tax assets, net	9,288	3,204

Total assets	$568,564	$585,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,887	$39,946
Accrued compensation and employee benefits	52,115	79,495
Deferred revenue and advance payments	138,205	113,656
Deferred tax liabilities	515	422

Total current liabilities	228,722	233,519

Deferred revenue and advance payments	9,069	8,970
Other long-term liabilities	23,469	25,511
Deferred tax liabilities	1,649	7,188

Total liabilities	262,909	275,188

Commitments and Contingencies

Stockholders’ Equity
Preferred stock undesignated, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 330,000 shares authorized; 15,478 shares issued and 9,073 shares outstanding, and 15,478 shares issued and 9,073 shares outstanding, respectively	15	15
Class B convertible common stock, $0.001 par value; 165,000 shares authorized; 2,227 shares issued and outstanding, and 2,227 shares issued and outstanding, respectively	2	2
Additional paid-in capital	495,685	494,086
Treasury stock, at cost; 6,405 shares	(475,184)	(475,184)
Accumulated other comprehensive loss	(619)	(831)
Retained earnings	285,756	292,238

Total stockholders’ equity	305,655	310,326

Total liabilities and stockholders’ equity	$568,564	$585,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues:
Product licenses and subscription services	$32,297	$30,823
Product support	71,481	65,350
Other services	34,126	34,010

Total revenues	137,904	130,183

Cost of revenues:
Product licenses and subscription services	6,235	5,360
Product support	3,543	4,201
Other services	23,231	26,340

Total cost of revenues	33,009	35,901

Gross profit	104,895	94,282

Operating expenses:
Sales and marketing	58,877	50,714
Research and development	28,062	25,817
General and administrative	26,303	26,412

Total operating expenses	113,242	102,943

Loss from continuing operations	(8,347)	(8,661)
Interest income, net	48	61
Other (expense) income, net	(1,118)	1,708

Loss from continuing operations before income taxes	(9,417)	(6,892)
Benefit from income taxes	(2,935)	(1,701)

Loss from continuing operations, net of tax	(6,482)	(5,191)

Discontinued operations:
Gain from sale of discontinued operations, net of tax provision ($0 and $37,548, respectively)	0	57,377
Loss from discontinued operations, net of tax benefit ($0 and $391, respectively)	0	(595)

Discontinued operations, net of tax	0	56,782

Net (loss) income	$(6,482)	$51,591

Basic (loss) earnings per share (1)
From continuing operations	$(0.57)	$(0.46)
From discontinued operations	0	5.03

Basic (loss) earnings per share	$(0.57)	$4.57

Weighted average shares outstanding used in computing basic (loss) earnings per share	11,301	11,295

Diluted (loss) earnings per share (1)
From continuing operations	$(0.57)	$(0.46)
From discontinued operations	0	5.03

Diluted (loss) earnings per share	$(0.57)	$4.57

Weighted average shares outstanding used in computing diluted (loss) earnings per share	11,301	11,295

(1)	Basic and fully diluted (loss) earnings per share for class A and class B common stock are the same.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)

Net (loss) income	$(6,482)	$51,591
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation adjustment	203	(984)
Unrealized gain (loss) on short-term investments	9	(3)

Total other comprehensive income (loss)	212	(987)

Comprehensive (loss) income	$(6,270)	$50,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

MICROSTRATEGY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Operating activities:
Net (loss) income	$(6,482)	$51,591
Plus: (Income) from discontinued operations, net of tax	0	(56,782)

Loss from continuing operations, net of tax	(6,482)	(5,191)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,702	6,456
Bad debt expense	1,687	845
Deferred taxes	(4,424)	(3,962)
Share-based compensation expense	1,598	0
Excess tax benefits from share-based compensation arrangements	0	(23,579)
Changes in operating assets and liabilities:
Accounts receivable	16,563	17,394
Prepaid expenses and other current assets	110	419
Deposits and other assets	387	25
Accounts payable and accrued expenses	(1,843)	(354)
Accrued compensation and employee benefits	(27,260)	(19,466)
Deferred revenue and advance payments	24,582	19,482
Other long-term liabilities	(840)	(1,564)

Net cash provided by (used in) operating activities from continuing operations	10,780	(9,495)
Net cash used in operating activities from discontinued operations	0	(664)

Net cash provided by (used in) operating activities	10,780	(10,159)

Investing activities:
Proceeds from redemption of short-term investments	83,200	0
Purchases of property and equipment	(1,676)	(5,497)
Purchases of short-term investments	(97,047)	0
Increase in restricted cash	(538)	(124)

Net cash used in investing activities from continuing operations	(16,061)	(5,621)
Net cash provided by investing activities from discontinued operations	0	99,633

Net cash (used in) provided by investing activities	(16,061)	94,012

Financing activities:
Proceeds from sale of class A common stock under exercise of employee stock options	0	339
Excess tax benefits from share-based compensation arrangements	0	23,579
Payments on capital lease obligations and other financing arrangements	(256)	(143)

Net cash (used in) provided by financing activities from continuing operations	(256)	23,775
Net cash provided by financing activities from discontinued operations	0	0

Net cash (used in) provided by financing activities	(256)	23,775
Effect of foreign exchange rate changes on cash and cash equivalents	117	(1,826)

Net (decrease) increase in cash and cash equivalents	(5,420)	105,802
Cash and cash equivalents (including held-for-sale of $0 and $1,350, respectively), beginning of period	220,171	224,393

Cash and cash equivalents (including held-for-sale of $0 and $0, respectively), end of period	$214,751	$330,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

Except for the Consolidated Balance Sheet of MicroStrategy Incorporated (“MicroStrategy” or the “Company”) as of December 31, 2013, which was derived from audited financial statements, the accompanying Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of such financial position and results of operations have been included. All such adjustments are of a normal recurring nature unless otherwise disclosed. Interim results are not necessarily indicative of results for a full year.

Certain amounts in the prior year’s Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to current year presentation. Revenues and cost of revenues have been reclassified in the Consolidated Statements of Operations to reflect the new presentation of the Company’s three different types of revenue. In addition, bad debt expense and changes in accounts receivable have been reclassified within operating activities in the Consolidated Statements of Cash Flows.

The Consolidated Financial Statements and Notes to Consolidated Financial Statements are presented as required by the United States Securities and Exchange Commission (“SEC”) and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s accounting policies since December 31, 2013.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com Incorporated (“Angel.com”), and subsequently classified this business line as discontinued operations. Refer to Note 12, Discontinued Operations, to the Consolidated Financial Statements for further information.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.0 million were netted against deferred tax assets. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

(3) Fair Value Measurements

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

The Company is exposed to certain risks related to its ongoing business operations, including the effect of changes in foreign exchange rates on the Company’s monetary assets and liabilities denominated in foreign currency. The Company uses foreign currency forward contracts as part of its strategy to manage these risks, but does not hold or issue derivative instruments for trading purposes or speculation. The Company executes these instruments with financial institutions that hold an investment grade credit rating. These foreign currency forward contracts do not meet the requirements for hedge accounting and are recorded on the balance sheet as either an asset or liability measured at their fair value as of the reporting date. Changes in the fair value of derivative instruments, as measured using the three-level hierarchy described above, are recognized in “Other (expense) income, net” in the Company’s Consolidated Statements of Operations.

Financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, consisted of the following (in thousands), as of:

		March 31, 2014
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$1	$0	$1

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$82	$0	$82

		December 31, 2013
		Fair Value Measurements Using Input Types
	Line Item	Level 1	Level 2	Level 3	Total

Non-hedging derivative assets:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0	$5	$0	$5

Non-hedging derivative liabilities:
Foreign currency forward contracts	Accounts payable and accrued expenses	$0	$46	$0	$46

The fair value of our foreign currency forward contracts is determined using Level 2 observable market inputs to extrapolate forward points to be added to or subtracted from the closing market spot rate on the reporting date, and then discounted to present value. All foreign currency forward contracts outstanding as of March 31, 2014 were for durations of three months or less and consisted of the following sale contracts (in thousands):

	Notional Value Local Currency		Notional Value U.S. Dollar	Fair Value Gain (Loss) U.S. Dollar
Forward contracts to sell:
Australian Dollar	AUD	980	$900	$(4)
Brazilian Real	BRL	2,810	1,200	(13)
British Pound	GBP	963	1,600	(4)
Canadian Dollar	CAD	668	600	(3)
Chinese Renminbi	CNY	10,568	1,700	(4)
Euro	EUR	3,420	4,700	(10)
Indian Rupee	INR	20,238	330	(2)
Japanese Yen	JPY	144,288	1,400	1
Korean Won	KRW	1,080,320	1,000	(10)
Mexican Peso	MXN	3,965	300	(2)
Polish Zloty	PLN	4,288	1,400	(10)
Russian Rouble	RUB	9,532	260	(6)
Singapore Dollar	SGD	379	300	(1)
South African Rand	ZAR	6,469	600	(6)
Swedish Krona	SEK	1,631	250	(2)
Swiss Franc	CHF	302	340	(2)
Turkish New Lira	TRY	226	100	(3)
United Arab Emirates Dirham	AED	589	160	0

			$17,140	$(81)

Changes in the fair value of our foreign currency forward contracts (in thousands) for the three months ended March 31, 2014 and 2013 were as follows:

	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended
		March 31,
	Location	2014	2013

Non-hedging derivative instruments:
Foreign currency forward contracts outstanding	Other (expense) income, net	$(81)	$0

Foreign currency forward contracts settled	Other (expense) income, net	$(255)	$0

There were no transfers among the levels within the fair value hierarchy during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

The amortized cost, carrying value, and fair value of held-to-maturity investments at March 31, 2014 were $151.0 million, $151.0 million, and $151.1 million, respectively. The amortized cost, carrying value, and fair value of held-to-maturity investments at December 31, 2013 were $137.2 million, $137.2 million, and $137.2 million, respectively. The gross unrecognized holding gains and losses were not material for the three months ended March 31, 2014 and 2013. No other-than-temporary impairments related to these investments have been recognized in accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the Company’s available-for-sale investments were not material.

(5) Accounts Receivable

Accounts receivable (in thousands) consisted of the following, as of:

	March 31,	December 31,
	2014	2013
Billed and billable	$144,979	$190,446
Less: unpaid deferred revenue	(72,360)	(100,276)

Accounts receivable, gross	72,619	90,170
Less: allowance for doubtful accounts	(4,877)	(3,989)

Accounts receivable, net	$67,742	$86,181

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

(6) Deferred Revenue and Advance Payments

Deferred revenue and advance payments (in thousands) from customers consisted of the following, as of:

	March 31,	December 31,
	2014	2013
Current:
Deferred product licenses revenue	$14,315	$14,538
Deferred subscription services revenue	12,515	10,923
Deferred product support revenue	167,261	167,771
Deferred other services revenue	13,129	17,056

Gross current deferred revenue and advance payments	207,220	210,288
Less: unpaid deferred revenue	(69,015)	(96,632)

Net current deferred revenue and advance payments	$138,205	$113,656

Non-current:
Deferred product licenses revenue	$3,965	$4,401
Deferred subscription services revenue	975	1,161
Deferred product support revenue	6,405	5,877
Deferred other services revenue	1,069	1,175

Gross non-current deferred revenue and advance payments	12,414	12,614
Less: unpaid deferred revenue	(3,345)	(3,644)

Net non-current deferred revenue and advance payments	$9,069	$8,970

The Company offsets its accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

(7) Commitments and Contingencies

(a) Commitments

From time to time, the Company enters into certain types of contracts that require it to indemnify parties against third party claims. These contracts primarily relate to agreements under which the Company has agreed to indemnify customers and partners for third party claims arising from intellectual property infringement. The conditions of these obligations vary. Thus, the overall maximum amount of the Company’s indemnification obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded an indemnification liability on its balance sheets as of March 31, 2014 or December 31, 2013.

On March 15, 2013, the Company completed the sale of its wholly-owned subsidiary, Angel.com, pursuant to a stock purchase and sale agreement, which contains certain customary seller representations, warranties, and indemnification provisions.

The Company leases office space and computer and other equipment under operating lease agreements. It also leases certain computer and other equipment under capital lease agreements and licenses certain software under other financing arrangements. Under the lease agreements, in addition to base rent, the Company is generally responsible for certain taxes, utilities and maintenance costs, and other fees; and several leases include options for renewal or purchase. The Company leases approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as its corporate headquarters in October 2010. In April 2014, the Company leased an additional 43,000 square feet of office space at its corporate headquarters location. The term of the amended lease expires in December 2020. At March 31, 2014 and December 31, 2013, deferred rent of $19.4 million and $20.1 million, respectively, is included in other long-term liabilities, and $2.8 million and $2.8 million, respectively, is included in current accrued expenses.

(b) Contingencies

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9™, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform™, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In April 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. The Company expects to file a letter with the Federal Circuit regarding the status of the stayed appeal in light of the Federal Circuit’s April 2014 ruling. The Company has received indemnification requests from certain of its resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable, and the Company cannot make a reasonable estimate of the possible loss or range of loss with respect to these matters at this time. Accordingly, no estimated liability for these matters has been accrued in the accompanying Consolidated Financial Statements.

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

(8) Treasury Stock

The Board of Directors has authorized the Company’s repurchase of up to an aggregate of $800.0 million of its class A common stock from time to time on the open market through April 29, 2018 (the “2005 Share Repurchase Program”), although the program may be suspended or discontinued by the Company at any time. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2005 Share Repurchase Program may be funded using the Company’s working capital, as well as proceeds from any other funding arrangements that the Company may enter into in the future. During the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of its class A common stock pursuant to the 2005 Share Repurchase Program. As of March 31, 2014, the Company had repurchased an aggregate of 3,826,947 shares of its class A common stock at an average price per share of $90.23 and an aggregate cost of $345.3 million. The average price per share and aggregate cost amounts disclosed above include broker commissions.

(9) Income Taxes

The Company and its subsidiaries conduct business in the U.S. and various foreign countries and are subject to taxation in numerous domestic and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by various federal, state and local, and foreign tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by tax authorities for years before 2010. However, due to its use of state net operating loss (“NOL”) and federal tax credit carryovers in the U.S., U.S. tax authorities may attempt to reduce or fully offset the amount of state NOL or federal tax credit carryovers from tax years ended in 2005 and forward that were used in later tax years. The Company’s major foreign tax jurisdictions and tax years that remain subject to examination are Germany for tax years 2009 forward, Poland for tax years 2010 forward, the United Kingdom and Spain for tax years 2011 forward, and China for tax years 2012 and forward. The Company is currently under tax examination in the United States for tax years 2011 and 2012.

As of March 31, 2014, the Company had recorded unrecognized tax benefits of $1.6 million, which are recorded in other long-term liabilities. If recognized, $1.2 million of these unrecognized tax benefits would impact the effective tax rate. The Company recognizes estimated accrued interest related to unrecognized income tax benefits in the provision for income tax accounts. Penalties relating to income taxes, if incurred, would also be recognized as a component of the Company’s provision for income taxes. Over the next 12 months, the amount of the Company’s liability for unrecognized tax benefits is expected to increase by approximately $0.1 million for additional accrued interest. As of March 31, 2014, the amount of cumulative accrued interest expense on unrecognized income tax benefits was approximately $0.3 million.

The following table summarizes the Company’s deferred tax assets, net of deferred tax liabilities and valuation allowance (in thousands), as of:

	March 31,	December 31,
	2014	2013
Deferred tax assets, net of deferred tax liabilities	$20,872	$17,226
Valuation allowance	(182)	(77)

Deferred tax assets, net of deferred tax liabilities and valuation allowance	$20,690	$17,149

The valuation allowance as of March 31, 2014 and December 31, 2013 primarily relates to certain foreign net operating loss carryforward tax assets. The Company has determined that there is insufficient positive evidence that it is more likely than not that such deferred tax assets will be realized.

The Company has estimated its annual effective tax rate for the full fiscal year 2014 and applied that rate to its income from continuing operations before income taxes in determining its benefit for income taxes for the three months ended March 31, 2014. The Company also records discrete items in each respective period as appropriate.

For the three months ended March 31, 2014, the Company recorded a benefit for income taxes from continuing operations of $2.9 million that resulted in an effective tax rate of 31.2%, as compared to a benefit for income taxes from continuing operations of $1.7 million that resulted in an effective tax rate of 24.7% for the three months ended March 31, 2013. The change in the effective tax rate is mainly due to the change in the proportion of U.S. versus foreign income, the expiration of the U.S. research and development tax credit on December 31, 2013, and the 2012 U.S. research and development tax credit that was retrospectively reinstated and taken as a benefit in the three months ended March 31, 2013. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in the Company’s period to period results, fluctuations in the Company’s effective tax rate and respective tax provisions or benefits may occur.

Except as discussed below, the Company intends to indefinitely reinvest its undistributed earnings of all of its foreign subsidiaries. Therefore, the annualized effective tax rate applied to the Company’s pre-tax income from continuing operations does not include any provision for U.S. federal and state income taxes on the amount of the undistributed foreign earnings. U.S. federal tax laws, however, require the Company to include in its U.S. taxable income certain investment income earned outside of the U.S. in excess of certain limits (“Subpart F deemed dividends”). Because Subpart F deemed dividends are already required to be recognized in the Company’s U.S. federal income tax return, the Company regularly repatriates Subpart F deemed dividends to the U.S. and no additional tax is incurred on the distribution. As of March 31, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities was $136.6 million and $160.5 million, respectively, and by non-U.S. entities was $229.2 million and $196.9 million, respectively. If the cash and cash equivalents and short-term investments held by non-U.S. entities were to be repatriated to the U.S., the Company would generate U.S. taxable income to the extent of the Company’s undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine, the Company would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections. The timing and manner in which the Company will use net operating loss carryforward tax assets, research and development tax credit carryforward tax assets, alternative minimum tax credit carryforward tax assets, and foreign tax credit carryforward tax assets in any year, or in total, may be limited by provisions of the Internal Revenue Code regarding changes in the Company’s ownership. Currently, the Company expects to use the tax assets, subject to Internal Revenue Code limitations, within the carryforward periods. Valuation allowances have been established where the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. If the Company is unable to achieve profitability in the future, it may be required to increase the valuation allowance against the deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

(10) Share-based Compensation

In September 2013, the Board of Directors approved, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the “2013 Plan”), under which the Company’s employees, officers, directors, and other eligible participants may be awarded various types of share-based compensation. In April 2014, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting.

In September 2013, the Board of Directors also authorized 600,000 shares of the Company’s class A common stock for issuance under the 2013 Plan. No awards may be issued more than ten years after the 2013 Plan’s effective date. As of March 31, 2014, there were no remaining shares of class A common stock authorized for issuance under the 2013 Plan. In April 2014, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares.

Shares issued under the 2013 Plan may consist in whole or in part of authorized but unissued shares or treasury shares. Stock options that are granted under the 2013 Plan must have an exercise price equal to at least the fair market value of the Company’s class A common stock on the date of grant, become exercisable as established by the Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”), and expire no later than ten years following the date of grant. The Company recognizes share-based compensation expense associated with such stock option awards on a straight-line basis over the award’s requisite service period (generally, the vesting period). The stock option awards granted to date vest in equal annual installments over an approximately four-year vesting period (unless accelerated upon a change in control event (as defined in the stock option agreement for the applicable award) or otherwise in accordance with provisions of the 2013 Plan or applicable option agreement).

Share-based compensation expense is based on the fair value of the stock option awards on the date of grant, as estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of certain management assumptions, including the expected term, expected stock price volatility, risk-free interest rate, and expected dividend yield. The Company estimates the term over which optionholders are expected to hold their stock options by using the simplified method for “plain-vanilla” stock option awards because the Company’s stock option exercise history does not provide a reasonable basis to compute the expected term for stock options granted under the 2013 Plan. The Company relies exclusively on its historical stock price volatility to estimate the expected stock price volatility over the expected term because the Company believes future volatility is unlikely to differ from the past. In estimating the expected stock price volatility, the Company uses a simple average calculation method. The risk-free interest rate is based on U.S. Treasury securities with terms that approximate the expected term of the stock options. The expected dividend yield is based on the Company’s past cash dividend history and anticipated future cash dividend payments. The expected dividend yield is zero, as the Company has not previously declared cash dividends and does not currently intend to declare cash dividends in the foreseeable future. These assumptions are based on management’s best judgment, and changes to these assumptions could materially affect the fair value estimates and amount of share-based compensation expense recognized.

Prior to the adoption of the 2013 Plan, the Company had maintained other share-based compensation plans with respect to the Company’s class A common stock (the “Other Stock Incentive Plans”), but had not granted any share-based awards under the Other Stock Incentive Plans since the first quarter of 2004 and is no longer authorized to grant any awards under such plans. As of March 31, 2014, there were no outstanding share-based awards granted under the Other Stock Incentive Plans.

The following table summarizes the Company’s stock option activity (in thousands, except per share data and years) for the three months ended March 31, 2014:

	Stock Options Outstanding
		Weighted Average	Aggregate	Weighted Average
		Exercise Price	Intrinsic	Remaining Contractual
	Shares	Per Share	Value	Term (Years)
Balance as of January 1, 2014	600	$92.84
Granted	0	0
Exercised	0	0
Forfeited/Expired	0	0

Balance as of March 31, 2014	600	$92.84

Exercisable as of March 31, 2014	0	$0	$0	0.0
Expected to vest as of March 31, 2014	600	$92.84	$12,396	9.4

Total	600	$92.84	$12,396	9.4

No stock options vested during the three months ended March 31, 2014. The Company expects all unvested options at March 31, 2014 to fully vest in future years in accordance with their vesting schedules and therefore share-based compensation expense has not been adjusted for any expected forfeitures.

The Company recognized approximately $1.6 million in share-based compensation expense for the three months ended March 31, 2014 from stock options granted under the 2013 Plan. The Company did not recognize any share-based compensation expense for the three months ended March 31, 2013 from stock options granted under the Other Stock Incentive Plans as all such options fully vested in prior years. As of March 31, 2014, there was approximately $21.5 million of total unrecognized share-based compensation expense related to unvested stock options. The Company expects to recognize this remaining share-based compensation expense over a weighted average vesting period of approximately 3.3 years.

During the three months ended March 31, 2014, no windfall tax benefits were realized from the exercise of stock options. During the three months ended March 31, 2013, the Company was able to recognize and utilize net operating loss carryforwards arising directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting that was generated primarily in prior years under the Other Stock Incentive Plans. Accordingly, stockholders’ equity increased by $23.6 million during the three months ended March 31, 2013.

MicroStrategy’s former subsidiary, Angel.com, previously maintained a stock incentive plan under which certain employees, officers, and directors of MicroStrategy and Angel.com were granted options to purchase shares of the class A common stock of Angel.com, subject to the satisfaction of both performance and continued service conditions. Share-based compensation expense would have been recognized over the requisite service period of the award based on the probability of the satisfaction of the performance condition, reduced by the number of awards that were not expected to vest due to the failure to satisfy the continued service condition. In connection with the sale of Angel.com in the first quarter of 2013, the Angel.com stock incentive plan was terminated and all outstanding options thereunder were terminated in exchange for cash payments totaling $8.0 million. Prior to their termination, no share-based compensation expense was recognized for these awards for the three months ended March 31, 2013 because the performance condition had not been satisfied.

(11) Common Equity and Earnings per Share

The Company has two classes of common stock: class A common stock and class B common stock. Holders of class A common stock generally have the same rights, including rights to dividends, as holders of class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. Each share of class B common stock is convertible at any time, at the option of the holder, into one share of class A common stock. As such, basic and fully diluted earnings per share for class A common stock and for class B common stock are the same. The Company has never declared or paid any cash dividends on either class A or class B common stock. As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

Potential shares of common stock are included in the diluted earnings per share calculation when dilutive. Potential shares of common stock, consisting of common stock issuable upon exercise of outstanding stock options, are calculated using the treasury stock method. Stock options issued under the 2013 Plan to purchase an aggregate of 600,000 shares of class A common stock were excluded from the diluted earnings per share computation for the three months ended March 31, 2014 because their impact would have been anti-dilutive. For the three months ended March 31, 2013, 4,046 potential shares of common stock under the Other Stock Incentive Plans were excluded from the diluted earnings per share calculation because their impact would have been anti-dilutive.

(12) Discontinued Operations

On March 15, 2013, the Company completed the sale of its equity interest in its Angel.com business for consideration to the Company of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. On our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture. The following table summarizes the revenues and pre-tax loss generated by the Angel.com business during the three months ended March 31, 2013, in addition to the pre-tax gain on the sale of Angel.com recorded by the Company during the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31,
2013
Angel.com revenues	$6,320

Angel.com pre-tax loss	$986

MicroStrategy pre-tax gain on sale	$94,925

(13) Segment Information

The Company manages its business in one operating segment. As discussed in Note 12, the Angel.com business was sold on March 15, 2013. Prior to its divestiture, the Angel.com business was the sole component of the former operating segment “Other.” The Company’s one operating segment is engaged in the design, development, marketing, and sales of analytics software through licensing arrangements and cloud-based subscriptions and related services. It includes the MicroStrategy Analytics PlatformTM, MicroStrategy MobileTM, and MicroStrategy CloudTM. The Company has also included the MicroStrategy Loyalty PlatformTM, branded as MicroStrategy Alert, and the MicroStrategy Identity PlatformTM, branded as MicroStrategy UsherTM, as part of the one operating segment for the three months ended March 31, 2014 and 2013 because these platforms did not generate significant revenues during these periods. The following table presents total revenues from continuing operations, gross profit from continuing operations, and long-lived assets, excluding long-term deferred tax assets, (in thousands) according to geographic region:

Geographic regions:	Domestic	EMEA	Other Regions	Consolidated
Three months ended March 31, 2014
Total revenues	$80,605	$43,137	$14,162	$137,904
Gross profit	$61,310	$31,940	$11,645	$104,895
Three months ended March 31, 2013
Total revenues	$77,308	$37,936	$14,939	$130,183
Gross profit	$56,126	$25,929	$12,227	$94,282
As of March 31, 2014
Long-lived assets	$84,601	$6,380	$5,933	$96,914
As of March 31, 2013
Long-lived assets	$95,489	$8,620	$6,537	$110,646

The domestic region consists of the United States and Canada. The EMEA region includes operations in Europe, the Middle East, and Africa. The other regions include all other foreign countries, generally comprising Latin America and the Asia Pacific region. For the three months ended March 31, 2014 and 2013, no individual foreign country accounted for 10% or more of total consolidated revenues from continuing operations.

For the three months ended March 31, 2014 and 2013, no individual customer accounted for 10% or more of total consolidated revenues from continuing operations.

As of March 31, 2014 and December 31, 2013, no individual foreign country accounted for 10% or more of total consolidated assets.

(14) Subsequent Events

As discussed in Note 7, the Company leased an additional 43,000 square feet of office space at its corporate headquarters location in April 2014. The total future minimum rent payments associated with the additional leased space amount to $12.4 million through December 2020.

As discussed in Note 10, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting in April 2014. Also in April 2014, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares.

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

The MicroStrategy Analytics Platform, MicroStrategy Mobile, and MicroStrategy Cloud together with related product and support services, continue to generate the vast majority of our revenue. During the three months ended March 31, 2014 and 2013, we did not generate significant revenues from the MicroStrategy Loyalty Platform or the MicroStrategy Identity Platform.

The following table sets forth certain operating highlights (in thousands) for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013

Revenues
Product licenses and subscription services	$32,297	$30,823
Product support	71,481	65,350
Other services	34,126	34,010

Total revenues	137,904	130,183

Cost of revenues
Product licenses and subscription services	6,235	5,360
Product support	3,543	4,201
Other services	23,231	26,340

Total cost of revenues	33,009	35,901

Gross profit	104,895	94,282

Operating expenses
Sales and marketing	58,877	50,714
Research and development	28,062	25,817
General and administrative	26,303	26,412

Total operating expenses	113,242	102,943

Loss from continuing operations	$(8,347)	$(8,661)

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

In addition, companies with industry leading positions in certain software markets, such as Microsoft, Oracle, IBM, and SAP, have incorporated analytics capabilities into their product suites. We also face competition from various independent analytics software providers, such as Qlik, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute. As a result, our offerings need to be sufficiently differentiated from both the bundled software offerings as well as the offerings of independent analytics software providers to create customer demand for our platform, products, and services and to maintain and grow our market share.

We have undertaken a number of initiatives to address these opportunities and challenges, including:

•	enhancement of our ability to support new enterprise-scale requirements for analytics, where we are currently a technology leader, with a focus on supporting more varied database platforms, providing higher performance, and providing greater ability to manage and administer large-scale analytics operations, such as our recent introduction of MicroStrategy PRIME™, a massively scalable, cloud-based, in-memory analytics service designed to deliver high performance for complex analytical applications that have the largest data sets and highest user concurrency;

•	extension of the analytic breadth of our technology with greater statistical and predictive capabilities through integration with the “R” open source project, a widely-used statistical programming language;

•	extension of our technology to provide greater support for the latest trend in self-service analytics, which is often referred to as “visual data discovery” or “agile analytics,” by adding new user interface flows, new visualizations, new exploration features, and new capabilities for the importation of end user data;

•	introduction of new channels to enable customers to access our analytics capabilities in the form of MicroStrategy Analytics Desktop and MicroStrategy Analytics Express;

•	enhancement of our mobile application platform for creating and deploying analytics applications to the expanding community of mobile device users;

•	expansion of our offerings to include platforms derived from our software technology base, such as the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform;

•	increased sales and marketing activities to enhance corporate branding, obtain new customers, expand and strengthen our existing customer base, and establish MicroStrategy as a solution for mobile apps that extends significantly beyond mobile analytics, while retaining all of the benefits of our analytics platform heritage;

•	maintenance of a dedicated performance engineering team and conduct of research and development focused on providing our customers with the highest levels of performance for analytics applications of all sizes; and

•	investment in software engineering to further enhance the MicroStrategy Mobile product suite to empower our customers with a toolset to enable them to build consequential and durable mobile business apps.

As part of these initiatives, we invested significantly in our research and development capabilities during 2013 and continued to make additional investments during the first quarter of 2014. In 2014, we expect the level of investments and related expenses to be higher than in 2013. We generated a loss from continuing operations, net of tax, for the three months ended March 31, 2014. If our revenues are not sufficient to offset increased operating expenses or we are unable to adjust our operating expenses in response to any shortfall in anticipated revenue in a timely manner, we may continue to incur operating losses on a quarterly or annual basis.

We believe that effective recruiting, education, and nurturing of human resources are critical to our success, and we have traditionally made investments in these areas in order to differentiate ourselves from our competition, increase employee loyalty, and create a culture conducive to creativity, cooperation, and continuous improvement.

As of March 31, 2014, we had a total of 3,221 employees, of whom 1,455 were based in the United States and 1,766 were based internationally. Of our 3,221 employees, 861 were engaged in sales and marketing, 992 in research and development, 889 in subscription, product support, consulting, and education services, and 479 in finance, administration, and corporate operations.

We lease approximately 190,000 square feet of office space at a location in Northern Virginia that began serving as our corporate headquarters in October 2010. In April 2014, the Company leased an additional 43,000 square feet of office space at its corporate headquarters location. The term of the amended lease expires in December 2020. We recognize lease expense ratably over the term of the lease.

In September 2013, the Board of Directors approved, subject to stockholder approval, our 2013 Stock Incentive Plan (the “2013 Plan”) authorizing the grant of an aggregate of 600,000 shares of our class A common stock. Also in September 2013, the Compensation Committee approved, subject to stockholder approval of the 2013 Plan, the grant of stock options to purchase an aggregate of 600,000 shares of our class A common stock to certain of our executives. In April 2014, the Company’s stockholders approved the 2013 Plan at the Company’s annual meeting. We estimate that related share-based compensation expense for these options will be recognized at a rate of approximately $1.6 million per quarter over the remaining weighted average vesting period of approximately 3.3 years. Share-based compensation expense (in thousands) was recognized in the following operating expense line items in our Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Research and development	$266	$0
General and administrative	1,332	0

Total share-based compensation expense	$1,598	$0

Also in April 2014, the Board of Directors authorized, subject to stockholder approval, an increase in the total number of shares of the Company’s class A common stock authorized for issuance under the 2013 Plan from 600,000 to 1,500,000 shares.

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

Non-GAAP Financial Measures

We are providing a supplemental financial measure for loss from continuing operations that excludes the impact of our share-based compensation arrangements. This financial measure is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this non-GAAP financial measure is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis because it excludes a significant non-cash expense that we believe is not reflective of the Company’s general business performance. In addition, accounting for share-based compensation arrangements requires significant management judgment and the resulting expense could vary significantly in comparison to other companies. Therefore, we believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from our non-GAAP financial measure, will continue to be a significant recurring expense over the next three years and is an important part of the compensation provided to certain executives. Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance, and use the non-GAAP financial measure only supplementally.

The following is a reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure (in thousands) for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Reconciliation of non-GAAP loss from continuing operations:
Loss from continuing operations	$(8,347)	$(8,661)
Share-based compensation expense	1,598	0

Non-GAAP loss from continuing operations	$(6,749)	$(8,661)

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

We do not have any material ownership interest in any special purpose or other entities that are not wholly-owned and/or consolidated into our Consolidated Financial Statements. Additionally, we do not have any material related party transactions.

The section “Critical Accounting Policies” included in Item 7 and the section “Summary of Significant Accounting Policies” (Note 2) included in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2013 provide a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies. There have been no significant changes in such estimates and policies since December 31, 2013.

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

	Three Months Ended
	March 31,
	2014	2013

International product licenses and subscription services revenues	$(211)	$(378)
International product support revenues	(213)	(465)
International other services revenues	(95)	(332)

Cost of product support revenues	7	(40)
Cost of other services revenues	(21)	(80)
Sales and marketing expenses	(242)	(409)
Research and development expenses	204	38
General and administrative expenses	(146)	(91)

For example, if there had been no change to foreign currency exchange rates from 2013 to 2014, international product licenses and subscription services revenues would have been $14.2 million rather than $14.0 million for the three months ended March 31, 2014. If there had been no change to foreign currency exchange rates from 2013 to 2014, sales and marketing expenses would have been $59.1 million rather than $58.9 million for the three months ended March 31, 2014.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenues

Except as otherwise indicated herein, the term “domestic” refers to operations in the United States and Canada, and the term “international” refers to operations outside of the United States and Canada.

Product licenses and subscription services revenues. The following table sets forth product licenses and subscription services revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
Product Licenses and Subscription Services Revenues:
Product Licenses
Domestic	$14,469	$16,556	–12.6%
International	13,387	11,812	13.3%

Total product licenses revenues	27,856	28,368	–1.8%

Subscription Services	4,441	2,455	80.9%

Total product licenses and subscription services revenues	$32,297	$30,823	4.8%

The following table sets forth a summary, grouped by size, of the number of recognized product licenses transactions for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Product Licenses Transactions with Recognized Licenses Revenue in the Applicable Period:
More than $1.0 million in licenses revenue recognized	4	3
Between $0.5 million and $1.0 million in licenses revenue recognized	5	8

Total	9	11

Domestic:
More than $1.0 million in licenses revenue recognized	4	2
Between $0.5 million and $1.0 million in licenses revenue recognized	1	6

Total	5	8

International:
More than $1.0 million in licenses revenue recognized	0	1
Between $0.5 million and $1.0 million in licenses revenue recognized	4	2

Total	4	3

The following table sets forth the recognized revenue (in thousands) attributable to product licenses transactions, grouped by size, and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
Product Licenses Revenue Recognized in the Applicable Period:
More than $1.0 million in licenses revenue recognized	$5,717	$3,834	49.1%
Between $0.5 million and $1.0 million in licenses revenue recognized	3,076	5,948	–48.3%
Less than $0.5 million in licenses revenue recognized	19,063	18,586	2.6%

Total	27,856	28,368	–1.8%

Domestic:
More than $1.0 million in licenses revenue recognized	5,717	2,757	107.4%
Between $0.5 million and $1.0 million in licenses revenue recognized	697	4,224	–83.5%
Less than $0.5 million in licenses revenue recognized	8,055	9,575	–15.9%

Total	14,469	16,556	–12.6%

International:
More than $1.0 million in licenses revenue recognized	0	1,077	–100.0%
Between $0.5 million and $1.0 million in licenses revenue recognized	2,379	1,724	38.0%
Less than $0.5 million in licenses revenue recognized	11,008	9,011	22.2%

Total	$13,387	$11,812	13.3%

Product licenses revenues decreased $0.5 million for the three months ended March 31, 2014, as compared to the same period in the prior year. For the three months ended March 31, 2014 and 2013, product licenses transactions with more than $0.5 million in recognized revenue represented 31.6% and 34.5%, respectively, of our product licenses revenues. For the three months ended March 31, 2014, our top three product licenses transactions totaled $4.7 million in recognized revenue, or 16.8% of total product licenses revenues, compared to $3.8 million, or 13.4% of total product licenses revenues, for the three months ended March 31, 2013.

Domestic product licenses revenues. Domestic product licenses revenues decreased $2.1 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to a decrease in the number and average deal size of transactions with recognized revenue between $0.5 million and $1.0 million and a decrease in the number and average deal size of transactions with less than $0.5 million in recognized revenue, partially offset by an increase in the number and average deal size of transactions with more than $1.0 million in recognized revenue.

International product licenses revenues. International product licenses revenues increased $1.6 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to an increase in the number and average deal size of transactions with less than $0.5 million in recognized revenue and an increase in the number of transactions with recognized revenue between $0.5 million and $1.0 million, partially offset by the fact that we did not recognize revenue on any transaction in excess of $1.0 million during the three months ended March 31, 2014.

Subscription services revenues. Subscription services revenues are derived primarily from MicroStrategy Cloud services offerings that are recognized on a subscription basis over the service period of the contract. Subscription services revenues increased $2.0 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to an increase in the number of new customers as our MicroStrategy Cloud business has continued to grow.

Product support revenues. The following table sets forth product support revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
Product Support Revenues:
Domestic	$41,406	$37,726	9.8%
International	30,075	27,624	8.9%

Total product support revenues	$71,481	$65,350	9.4%

Product support revenues are derived from providing technical software support and software updates and upgrades to customers. Product support revenues are recognized ratably over the term of the contract, which is generally one year. Product support revenues increased $6.1 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to an increase in the number of new product support contracts and more timely renewals at quarter-end.

Other services revenues. The following table sets forth other services revenues (in thousands) and related percentage changes in these revenues for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
Other Services Revenues:
Consulting
Domestic	$18,523	$18,477	0.2%
International	11,865	11,509	3.1%

Total consulting revenues	30,388	29,986	1.3%

Education	3,738	4,024	–7.1%

Total other services revenues	$34,126	$34,010	0.3%

Consulting revenues. Consulting revenues are derived from helping customers plan and execute the deployment of our software. Consulting revenues increased for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to an increase in revenue from one new major client implementation, partially offset by an overall decrease in billable hours.

Education revenues. Education revenues are derived from the education and training that we provide to our customers to enhance their ability to fully utilize the features and functionality of our software. These offerings include self-tutorials, custom course development, joint training with customers’ internal staff, and standard course offerings, with pricing dependent on the specific offering delivered. Education revenues decreased for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to lower overall contract values, a decrease in private and custom courses delivered, and shifting demand from traditional classroom training to virtual training within our perennial education pass program.

Costs and Expenses

Cost of revenues. The following table sets forth cost of revenues (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change
Cost of Revenues:
Product licenses and subscription services:
Product licenses	$1,828	$1,593	14.8%
Subscription services	4,407	3,767	17.0%

Total product licenses and subscription services	6,235	5,360	16.3%

Product support	3,543	4,201	–15.7%
Other services:
Consulting	21,723	24,636	–11.8%
Education	1,508	1,704	–11.5%

Total other services	23,231	26,340	–11.8%

Total cost of revenues	$33,009	$35,901	–8.1%

Cost of product licenses revenues. Cost of product licenses revenues consists of amortization of capitalized software development costs and the costs of product manuals, media, and royalties paid to third-party software vendors. Capitalized software development costs are generally amortized over a useful life of three years.

Cost of product licenses revenues increased $0.2 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to a $0.5 million increase in amortization of capitalized software development costs related to the release of MicroStrategy 9.4 in October 2013, partially offset by a $0.2 million decrease in amortization of capitalized software development costs related to MicroStrategy Mobile, which became fully amortized in June 2013. We expect to amortize the remaining balance of our products’ capitalized software development costs as of March 31, 2014 ratably over the applicable remaining amortization periods as follows:

	Capitalized Software Development Costs, Net, as of March 31, 2014 (in thousands)	Remaining Amortization Period (in months)

MicroStrategy 9.2.1	$202	3
MicroStrategy 9.3	3,938	18
MicroStrategy 9.4	4,531	30

Total capitalized software development costs	$8,671

All of the above software now form part of the MicroStrategy Analytics Platform.

Cost of subscription services revenues. Cost of subscription services revenues consists of equipment, facility and other related support costs, and personnel and related overhead costs. Cost of subscription services revenues increased $0.6 million for the three months ended March 31, 2014, as compared to the same period in the prior year, due to a $0.5 million increase in compensation and related costs due to an increase in staffing levels and a $0.3 million increase in equipment depreciation and facility and other related support costs, partially offset by a $0.2 million decrease in consulting and advisory costs. Subscription services headcount increased 147.4% to 47 at March 31, 2014 from 19 at March 31, 2013.

Cost of product support revenues. Cost of product support revenues consists of product support personnel and related overhead costs. Cost of product support revenues decreased $0.7 million for the three months ended March 31, 2014, as compared to the same period in the prior year, due to a $0.5 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.1 million decrease in travel and entertainment expenditures, and a $0.1 million decrease in facility and other related support costs. Product support headcount decreased 15.3% to 149 at March 31, 2014 from 176 at March 31, 2013.

Cost of consulting revenues. Cost of consulting revenues consists of personnel and related overhead costs. Cost of consulting revenues decreased $2.9 million for the three months ended March 31, 2014, as compared to the same period in the prior year, due to a $1.4 million decrease in compensation and related costs due to a decrease in staffing levels, a $0.8 million decrease in travel and entertainment expenditures, a $0.5 million decrease in subcontractor costs, and a $0.2 million decrease in facility and other related support costs. Consulting headcount decreased 15.5% to 653 at March 31, 2014 from 773 at March 31, 2013.

Cost of education revenues. Cost of education revenues consists of personnel and related overhead costs. Cost of education revenues decreased $0.2 million for the three months ended March 31, 2014, as compared to the same period in the prior year, due to a $0.1 million decrease in compensation and related costs due to a decrease in staffing levels and a $0.1 million decrease in facility and other related support costs. Education headcount decreased 7.0% to 40 at March 31, 2014 from 43 at March 31, 2013.

Sales and marketing expenses. Sales and marketing expenses consists of personnel costs, commissions, office facilities, travel, advertising, public relations programs, and promotional events, such as trade shows, seminars, and technical conferences. The following table sets forth sales and marketing expenses (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change

Sales and marketing expenses	$58,877	$50,714	16.1%

Sales and marketing expenses increased $8.2 million for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a $4.5 million increase in compensation, variable compensation, and related costs, a $1.3 million increase due to previously disputed variable compensation, a $1.0 million increase in marketing and advertising costs, a $0.8 million increase in travel and entertainment expenditures, and a $0.3 million increase in facilities and other related support costs. Sales and marketing headcount increased 7.1% to 861 at March 31, 2014 from 804 at March 31, 2013.

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

	Three Months Ended
	March 31,		%
	2014	2013	Change

General and administrative expenses	$26,303	$26,412	–0.4%

General and administrative expenses decreased $0.1 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to a $1.4 million decrease in legal, consulting, and other advisory costs and a $1.3 million decrease in variable compensation primarily due to the fact that variable compensation in the prior year included additional amounts incurred as a result of the sale of Angel.com, partially offset by a $1.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, a $1.0 million increase in compensation and related costs due to an increase in staffing levels, and a $0.2 million increase in facility and other related support costs. General and administrative headcount increased 7.2% to 479 at March 31, 2014 from 447 at March 31, 2013. We do not expect to increase general and administrative headcount significantly in the near term.

Research and development expenses. Research and development expenses consists of the personnel costs for our software engineering personnel, depreciation of equipment, and other related costs. The following table summarizes research and development expenses and amortization of capitalized software development costs (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change

Gross research and development expenses before capitalized software development costs	$28,062	$25,817	8.7%
Capitalized software development costs	0	0	n/a

Total research and development expenses	$28,062	$25,817	8.7%

Amortization of capitalized software development costs included in cost of product licenses revenues	$1,624	$1,353	20.0%

Research and development expenses, before capitalization of software development costs, increased $2.2 million for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to a $2.6 million increase in compensation and related costs due to an increase in staffing levels, a $0.5 million increase in recruiting costs, and a $0.3 million increase in share-based compensation expense related to the grant of stock options under the 2013 Plan, partially offset by a $1.0 million decrease in consulting and advisory costs and a $0.1 million decrease in facilities and other related support costs. We did not capitalize any software development costs during each of the three months ended March 31, 2014 and 2013. Research and development headcount increased 9.0% to 992 at March 31, 2014 from 910 at March 31, 2013.

For the three months ended March 31, 2014, our research and development personnel were focused on the following: 71.9% on the MicroStrategy Analytics Platform, MicroStrategy Mobile, MicroStrategy Cloud, and internal information technology initiatives and 28.1% on other research and development, including the MicroStrategy Loyalty Platform and the MicroStrategy Identity Platform.

Other (Expense) Income, Net

Other (expense) income, net is comprised primarily of realized gains and losses on our foreign currency forward contracts and foreign currency transaction gains and losses. For the three months ended March 31, 2014, other expense, net, of $1.1 million was comprised primarily of $0.8 million in foreign currency transaction net losses, arising mainly from the revaluation of U.S. dollar denominated cash balances held at international locations and $0.3 million in realized losses from the settlement of certain foreign currency forward contracts.

Provision for Income Taxes

For the three months ended March 31, 2014, we recorded a benefit for income taxes from continuing operations of $2.9 million that resulted in an effective tax rate of 31.2%, as compared to a benefit for income taxes from continuing operations of $1.7 million that resulted in an effective tax rate of 24.7% for the three months ended March 31, 2013. The change in the effective tax rate is mainly due to the change in the proportion of U.S. versus foreign income and the expiration of the U.S. research and development tax credit on December 31, 2013. The estimated effective tax rate is subject to fluctuation based upon the level and mix of earnings and losses by tax jurisdiction, foreign tax rate differentials, and the relative impact of permanent book to tax differences (e.g., non-deductible expenses). Each quarter, a cumulative adjustment is recorded for any fluctuations in the estimated annual effective tax rate as compared to the prior quarter. As a result of these factors, and due to potential changes in our period to period results, fluctuations in our effective tax rate and respective tax provisions or benefits may occur.

As of March 31, 2014, we estimated that we had U.S. federal net operating loss carryforwards of $27.7 million and foreign net operating loss carryforwards of $4.3 million. As of March 31, 2014, we estimated that we had U.S. and foreign net operating loss carryforwards, other temporary differences and carryforwards, and credits resulted in deferred tax assets, net of valuation allowances and deferred tax liabilities, of $20.7 million. As of March 31, 2014, we had a valuation allowance of $0.2 million primarily related to certain foreign net operating loss carryforwards that, in our present estimation, more likely than not will not be realized.

Over the course of 2013 and the first quarter of 2014, we increased our headcount as part of our initiatives to focus on specific research and development efforts. As a result of these initiatives, our operating expenses have increased. If our revenues in the future are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may incur additional operating losses. If we are unable to achieve profitability in the future, particularly relating to our U.S. operations, we may be required to increase the valuation allowance against our deferred tax assets. We will continue to regularly assess the realizability of deferred tax assets.

Discontinued Operations

On March 15, 2013, we completed the sale of our equity interest in our Angel.com business and received consideration of approximately $111.2 million, resulting in a net cash inflow of $100.7 million after $10.5 million in transaction costs. The sale resulted in a gain of $57.4 million, net of tax. On our Consolidated Statement of Operations, we classified operations of the Angel.com business as Loss from Discontinued Operations, net of tax, because we have no continuing involvement with or cash flows from this business following its divestiture.

Deferred Revenue and Advance Payments

Deferred revenue and advance payments represent product support, subscription services, and other services fees that are collected in advance and recognized over the contract service period and product licenses revenues relating to multiple-element software arrangements that include future deliverables.

The following table summarizes deferred revenue and advance payments (in thousands), as of:

	March 31,	December 31,	March 31,
	2014	2013	2013
Current:
Deferred product licenses revenue	$14,315	$14,538	$10,297
Deferred subscription services revenue	12,515	10,923	8,049
Deferred product support revenue	167,261	167,771	150,687
Deferred other services revenue	13,129	17,056	12,933

Gross current deferred revenue and advance payments	207,220	210,288	181,966
Less: unpaid deferred revenue	(69,015)	(96,632)	(63,048)

Net current deferred revenue and advance payments	$138,205	$113,656	$118,918

Non-current:
Deferred product licenses revenue	$3,965	$4,401	$3,037
Deferred subscription services revenue	975	1,161	845
Deferred product support revenue	6,405	5,877	7,661
Deferred other services revenue	1,069	1,175	1,125

Gross non-current deferred revenue and advance payments	12,414	12,614	12,668
Less: unpaid deferred revenue	(3,345)	(3,644)	(3,485)

Net non-current deferred revenue and advance payments	$9,069	$8,970	$9,183

We offset our accounts receivable and deferred revenue for any unpaid items included in deferred revenue and advance payments.

Total gross deferred revenue and advance payments decreased $3.3 million as of March 31, 2014, as compared to December 31, 2013, primarily due to the recognition of previously deferred product licenses and other services revenues, partially offset by an increase in the number of subscription services contracts. Total gross deferred revenue and advance payments increased $25.0 million as of March 31, 2014, as compared to March 31, 2013, due to an increase in the number of product licenses, subscription services, product support, and other services contracts.

We expect to recognize approximately $207.2 million of deferred revenue and advance payments over the next 12 months. However, the timing and ultimate recognition of our deferred revenue and advance payments depend on our performance of various service obligations, and the amount of deferred revenue and advance payments at any date should not be considered indicative of revenues for any succeeding period.

As of March 31, 2014, we had entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $126.3 million. Revenue relating to such future commitments by our customers is not included in our deferred revenue balances. Revenue relating to such agreements will be recognized during the period in which all revenue recognition criteria are met. The timing and ultimate recognition of any revenue from such customer purchase commitments depend on our customers’ meeting their future purchase commitments and our meeting our associated performance obligations related to those purchase commitments.

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

As of March 31, 2014 and December 31, 2013, the amount of cash and cash equivalents and short-term investments held by U.S. entities were $136.6 million and $160.5 million, respectively, and by non-U.S. entities were $229.2 million and $196.9 million, respectively. We earn a significant amount of our revenues outside the U.S. and, except for Subpart F deemed dividends, we intend to indefinitely reinvest undistributed earnings of certain non-U.S. entities. We do not anticipate needing to repatriate the cash or cash equivalents held by non-U.S. entities to the U.S. to finance our U.S. operations. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income to the extent of our undistributed foreign earnings, which amounted to $192.7 million at December 31, 2013. Although the tax impact of repatriating these earnings is difficult to determine and our effective tax rate could increase as a result of any such repatriation, we would not expect the maximum effective tax rate that would be applicable to such repatriation to exceed the U.S. statutory rate of 35.0%, after considering applicable foreign tax credits.

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

The following table sets forth a summary of our cash flows from continuing operations (in thousands) and related percentage changes for the periods indicated:

	Three Months Ended
	March 31,		%
	2014	2013	Change

Net cash provided by (used in) operating activities from continuing operations	$10,780	$(9,495)	–213.5%
Net cash used in investing activities from continuing operations	$(16,061)	$(5,621)	185.7%
Net cash (used in) provided by financing activities from continuing operations	$(256)	$23,775	–101.1%

Net Cash Provided by (Used in) Operating Activities from Continuing Operations. The primary source of our cash provided by operating activities from continuing operations is cash collections of our accounts receivable from customers following the sales and renewals of our software licenses, technical software support, software updates and upgrades, as well as consulting, education, and subscription services. Our primary uses of cash in operating activities from continuing operations are for personnel related expenditures for software development, personnel related expenditures for providing consulting, education, and subscription services, and for sales and marketing costs, general and administrative costs, and income taxes.

Net cash provided by operating activities from continuing operations was $10.8 million for the three months ended March 31, 2014. Net cash used in operating activities from continuing operations was $9.5 million for the three months ended March 31, 2013. The increase in net cash provided by operating activities from continuing operations during the three months ended March 31, 2014, as compared to the same period in the prior year, was due to a $25.8 million increase from changes in non-cash items, partially offset by a $4.2 million change in operating assets and liabilities and a $1.3 million increase in loss from continuing operations, net of tax. Non-cash items primarily consist of depreciation and amortization, bad debt expense, deferred taxes, share-based compensation expense, and excess tax benefits from share-based compensation arrangements.

Net Cash Used in Investing Activities from Continuing Operations. The changes in net cash used in investing activities from continuing operations primarily relate to purchases and redemptions of short-term investments and expenditures on property and equipment. Net cash used in investing activities from continuing operations was $16.1 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash used in investing activities from continuing operations for the three months ended March 31, 2014, as compared to the same period in the prior year, was primarily due to $97.0 million increase in purchases of short-term investments and a $0.4 million increase in restricted cash, partially offset by a $83.2 million increase in proceeds from the redemption of U.S. Treasury securities and a $3.8 million decrease in purchases of property and equipment, comprised primarily of decreases in expenditures for computer equipment and software.

Net Cash Provided by Financing Activities from Continuing Operations. The changes in net cash provided by financing activities from continuing operations primarily relate to the exercise of employee stock options. Net cash used in financing activities from continuing operations was $0.3 million for the three months ended March 31, 2014. Net cash provided by financing activities from continuing operations was $23.8 million for the three months ended March 31, 2013. The increase in net cash used in financing activities from continuing operations for the three months ended March 31, 2014, as compared to the same period in the prior year, was primarily due to a $23.6 million decrease in excess tax benefits, generated primarily from stock option exercises in previous years, that were recognized in 2013 due to the taxable gain arising from the sale of Angel.com, a $0.3 million decrease in proceeds from the exercise of employee stock options, and a $0.1 million increase in payments on capital lease obligations and other financing arrangements.

Contractual Obligations. As disclosed in Note 7, Commitments and Contingencies, to the Consolidated Financial Statements, we lease office space and computer and other equipment under operating lease agreements. We also lease certain computer and other equipment under capital lease agreements and license certain software under other financing arrangements. Under the lease agreements, in addition to base rent, we are generally responsible for certain taxes, utilities and maintenance costs, and other fees; and

several leases include options for renewal or purchase. The following table shows future minimum rent payments under noncancellable operating and capital leases and agreements with initial terms of greater than one year, net of total future minimum rent payments to be received under noncancellable sublease agreements (in thousands), based on the expected due dates of the various installments as of March 31, 2014:

	Payments due by period ended March 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations:
Operating leases	$120,527	$25,088	$37,925	$29,781	$27,733
Capital leases and other financing arrangements	3,724	2,274	1,450	0	0

Total	$124,251	$27,362	$39,375	$29,781	$27,733

The above table does not include total future minimum rent payments of $12.4 million related to the lease of an additional 43,000 square feet of office space at our corporate headquarters location entered into during April 2014.

Unrecognized Tax Benefits. As of March 31, 2014, we had $1.6 million of total gross unrecognized tax benefits, including interest accrued. The unrecognized tax benefits have been netted against deferred tax assets upon adoption of Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), and are recorded in other long-term liabilities. The timing of any payments that could result from these unrecognized tax benefits will depend on a number of factors, and accordingly the amount and period of any future payments cannot be estimated. We do not expect a significant tax payment related to these obligations during 2014.

Off-Balance Sheet Arrangements. As of March 31, 2014, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. The Company adopted ASU 2013-11 on January 1, 2014. As a result, liabilities for unrecognized tax benefits of $1.0 million were netted against deferred tax assets. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of both interest rate changes and foreign currency fluctuations.

Interest Rate Risk. We face exposure to changes in interest rates primarily relating to our investments. We generally invest our excess cash in short-term, highly-rated, fixed-rate financial instruments. These fixed-rate instruments are subject to interest rate risk and may fall in value if interest rates increase. As of March 31, 2014, we held approximately $151.0 million of investments in U.S. Treasury securities with stated maturity dates between three months and one year from the purchase date, and we intend to hold these investments until maturity.

Foreign Currency Risk. We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our Consolidated Financial Statements. International revenues accounted for 41.5% and 40.6% of our total revenues from continuing operations for the three months ended March 31, 2014 and 2013, respectively. We anticipate that international revenues will continue to account for a significant portion of our total revenues. The functional currency of each of our foreign subsidiaries is the local currency.

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

We cannot predict the effect of exchange rate fluctuations upon our future results. We attempt to minimize our foreign currency risk by converting our excess foreign currency held in foreign jurisdictions to U.S. dollar denominated cash and investment accounts. In addition, beginning in the second quarter of 2013, we entered into foreign currency forward contracts to hedge certain risks associated with foreign currency exchange exposure. We manage the use of foreign exchange derivative instruments centrally, and we do not hold or enter into derivative financial instruments for speculative trading purposes. See Note 3, Fair Value Measurements, to the Consolidated Financial Statements for further information on foreign currency forward contracts held. We cannot be sure that our hedging techniques will be successful or that our business, results of operations, financial condition, and cash flows will not be materially adversely affected by exchange rate fluctuations.

As of March 31, 2014 and December 31, 2013, a 10% adverse change in foreign currency exchange rates versus the U.S. dollar, before applying the impact of our foreign currency forward contracts, would have decreased our aggregate reported cash and cash equivalents and short-term investments by 0.3% and 0.4%, respectively. The decrease in exposure to an adverse change in foreign currency rates as of March 31, 2014 was primarily due to a decrease of cash balances in our non-U.S. dollar based bank accounts as compared to December 31, 2013. Our foreign currency forward contracts further decrease the negative impact that a 10% adverse change in foreign currency exchange rates would have on our aggregate reported cash and cash equivalents and short-term investments from 0.3% to 0.1% as of March 31, 2014. If average exchange rates during the three months ended March 31, 2014 had changed unfavorably by 10%, our revenues for the three months ended March 31, 2014 would have decreased by 3.8%. During the three months ended March 31, 2014, our revenues decreased 0.4% as a result of a 0.1% unfavorable change in weighted average exchange rates, as compared to the same period in the prior year.

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

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2011, DataTern, Inc. (“DataTern”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Massachusetts. The complaint alleged that the Company infringes U.S. Patent No. 6,101,502 (the “’502 Patent”), allegedly owned by DataTern, by making, selling, or offering for sale several of the Company’s products and services including MicroStrategy 9, MicroStrategy Intelligence Server, MicroStrategy Business Intelligence Platform, MicroStrategy Cloud Personal, and other MicroStrategy applications for creating or using data mining, dashboards, business analytics, data storage and warehousing, and Web hosting support. The complaint accused the Company of willful infringement and sought an unspecified amount of damages, an award of attorneys’ fees, and preliminary and permanent injunctive relief. In October 2012, the case was stayed pending final judgment in a separate action involving the ’502 Patent filed by DataTern in the Southern District of New York, in which MicroStrategy was not a party. Final judgment in that separate action was entered against DataTern in December 2012 (the “New York Judgment”). DataTern appealed the New York Judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). In February 2013, MicroStrategy and DataTern filed motions for summary judgment of non-infringement in light of the New York Judgment and the United States District Court for the District of Massachusetts entered summary judgment against DataTern. In March 2013, DataTern filed a notice of appeal with the Federal Circuit. In January 2014, the Federal Circuit stayed DataTern’s appeal pending the disposition of DataTern’s appeal of the New York Judgment. In April 2014, the Federal Circuit affirmed the New York Judgment in part and reversed it in part. We expect to file a letter with the Federal Circuit regarding the status of the stayed appeal in light of the Federal Circuit’s April 2014 ruling. We have received indemnification requests from certain of our resellers and customers who were sued by DataTern in the United States District Court for the District of Massachusetts in lawsuits alleging infringement of the ’502 Patent. The outcome of these matters is not presently determinable.

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

We may not be able to achieve profitability in the future

We generated a loss from continuing operations, net of tax, for the three months ended March 31, 2014, and we may not be able to achieve profitability on a quarterly or annual basis in the future.

Over the course of 2013 and the first quarter of 2014, we increased our headcount as part of our initiatives to focus specific research and development efforts on providing our customers with high levels of performance for analytics applications of all sizes and introducing a number of innovative technologies designed to enable companies to capitalize on Big Data, mobile applications, cloud-based services, loyalty, and identity trends in the marketplace. As a result of these initiatives, our operating expenses have increased. In addition, option awards granted under our stock incentive plan adopted in 2013 are expected to result in our recognizing share-based compensation expense at a rate of approximately $1.6 million per quarter over the remaining weighted average vesting period of approximately 3.3 years. If our revenues are not sufficient to offset these operating expenses, or we are unable to adjust our operating expenses in a timely manner in response to any shortfall in anticipated revenue, we may continue to incur operating losses. As a result, our business, results of operations, and financial condition may be materially adversely affected.

As of March 31, 2014, we had $22.9 million of deferred tax assets, net of a $0.2 million valuation allowance, and if we are unable to achieve profitability in the future, we may be required to increase the valuation allowance against these deferred tax assets, which could result in a charge that would materially adversely affect net income in the period in which the charge is incurred.

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

Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are currently under tax examination in the U.S. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is uncertain.

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

Our analytics products face intense competition, which may lead to lower prices for our products and services, reduced gross margins, loss of market share, and reduced revenue

The analytics platform market is intensely competitive and subject to rapidly changing technology paradigms. Within the analytics space, we compete with many different vendors, including (1) large software vendors (megavendors), such as IBM, SAP, Microsoft, and Oracle, that provide one or more products that directly compete with our offerings; (2) open source analytics vendors like

JasperSoft and Pentaho; (3) various independent analytics software providers, such as Qlik, Tableau Software, TIBCO, Actuate, Information Builders, and the SAS Institute; (4) pure-play mobile analytics vendors, such as MeLLmo (Roambi), that do not offer an analytics platform but offer a mobile user interface that can be used as an extension to existing analytics platforms; and (5) other analytics SaaS vendors, such as GoodData and Birst. Our future success depends on the effectiveness with which we can compete across all different sizes of implementations. Failure to maintain adequate technology differentiation from these competitors could materially adversely affect our recurring software maintenance revenue, as well as new license revenue, from existing and prospective customers.

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

A substantial customer shift from our MicroStrategy Analytics Platform to our MicroStrategy Cloud offerings could affect the timing of revenue recognition and materially adversely affect our operating results

We offer our analytics platform in the form of a perpetual software license and a cloud-based analytics Platform-as-a-Service offering that is available by subscription. The payment streams and revenue recognition timing for our perpetual software licenses are different from those for our subscription services. For perpetual software licenses, customers typically pay us a lump sum soon after entering into a software license agreement and revenue is typically recognized upon delivery of the software to the customer. For subscription services, customers typically make periodic payments over the subscription period and revenue is typically recognized ratably over the subscription period. As a result, if a substantial number of current or new customers shift to subscribing to MicroStrategy Cloud instead of purchasing perpetual software licenses for the MicroStrategy Analytics Platform, the resulting change in payment terms and revenue recognition may materially adversely affect our operating results and cash flows for the reporting periods during which such a shift occurs.

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

We use channel partners and if we are unable to maintain successful relationships with them, our business, operating results, and financial condition could be materially adversely affected

In addition to our direct sales force, we use channel partners such as resellers, value-added resellers, system integrators and consulting firms, original equipment manufacturers, and technology partners to license and support our products. For the three months ended March 31, 2014, transactions by channel partners for which we recognized revenues accounted for 29.5% of our total product licenses revenues. Our channel partners may offer customers the products and services of several different companies, including offerings that compete with ours. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our products. Moreover, divergence in strategy or contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our offerings.

Although we believe that direct sales will continue to account for a majority of product licenses revenues, we seek to maintain a significant level of sales activities through our channel partners. There can be no assurance that our channel partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may materially adversely affect us. Our ability to achieve revenue growth in the future will depend in part on our ability to maintain successful relationships with our channel partners. If we are unable to maintain our relationships with these channel partners, our business, results of operations, and financial condition could be materially adversely affected.

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

Our recognition of deferred revenue and advance payments and future customer purchase commitments is subject to future performance obligations and may not be representative of revenues for succeeding periods

Our gross current and non-current deferred revenue and advance payments totaled $219.6 million as of March 31, 2014. We offset our accounts receivable and deferred revenue for any unpaid items, which totaled $72.4 million, resulting in net current and non-current deferred revenue and advance payments of $147.3 million as of March 31, 2014. The timing and ultimate recognition of our deferred revenue and advance payments depend on various factors, including our performance of various service obligations.

We have entered into certain additional agreements that include future minimum commitments by our customers to purchase products, subscription services, product support, or other services through 2019 totaling approximately $126.3 million. These future commitments are not included in our deferred revenue balances. Because of the possibility of customer changes or delays in customer development or implementation schedules or budgets, and the need for us to satisfactorily perform product support and other services, deferred revenue and advance payments at any particular date may not be representative of actual revenue for any succeeding period.

Our international operations are complex and expose us to risks that could have a material adverse effect on our business, operating results, and financial condition

We receive a significant portion of our total revenues from international sales, and are seeking to expand our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets, and where business practices may create internal control risks. International revenues accounted for 41.5% and 40.6% of our total revenues from continuing operations for the three months ended March 31, 2014 and 2013, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, and other trade barriers or protection measures;

•	costs of localizing offerings;

•	lack of acceptance of localized offerings;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, and encryption;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	corporate espionage; and

•	political instability and security risks in the countries where we are doing business.

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

Our results in any particular period may depend upon the number and volume of large transactions in that period and these transactions may involve lengthier, more complex, and more unpredictable sales cycles than other transactions

As existing and potential customers seek to standardize on a single analytics vendor or require greater vendor capacity to meet their growing analytics needs, our business may experience larger transactions at the enterprise level and larger transactions may account for a greater proportion of our business. The presence or absence of one or more large transactions in a particular period may have a material positive or negative effect on our revenue and operating results for that period. For the three months ended March 31, 2014 and 2013, our top three product licenses transactions with recognized revenue totaled $4.7 million, and $3.8 million respectively, or 16.8%, and 13.4% of total product licenses revenues, respectively. These transactions represent significant business and financial decisions for our customers, require considerable effort on the part of customers to assess alternative products, and often require additional levels of management approval. In addition, large transactions are often more complex than smaller transactions. These factors generally lengthen the typical sales cycle and increase the risk that customers may postpone or delay purchasing decisions from one period to another subsequent or later period or that customers will alter their purchasing requirements. The sales effort and service delivery scope for larger transactions also require us to use additional resources to execute the transaction. These factors could result in lower than anticipated revenue and earnings for a particular period or in lower estimated revenue and earnings in future periods.

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

For example, in December 2011, we were sued by two separate parties who alleged that certain of our analytics products infringe their respective patents, and we have received indemnification requests from certain of our resellers and customers who were also named as defendants in connection with one of those matters. These matters are described in further detail in this Quarterly Report on Form 10-Q under “Part II. Item 1. Legal Proceedings.”

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

Because of the rights of our two classes of common stock, and because we are controlled by Michael J. Saylor, who beneficially owns the majority of our class B common stock, Mr. Saylor could transfer control of MicroStrategy to a third party without the approval of our Board of Directors or our other stockholders, prevent a third party from acquiring MicroStrategy, or limit your ability to influence corporate matters

We have two classes of common stock: class A common stock and class B common stock. Holders of our class A common stock generally have the same rights as holders of our class B common stock, except that holders of class A common stock have one vote per share while holders of class B common stock have ten votes per share. As of April 22, 2014, holders of our class B common stock owned 2,227,327 shares of class B common stock, or 71.1% of the total voting power. Michael J. Saylor, our Chairman and Chief Executive Officer, beneficially owned 2,011,668 shares of class B common stock, or 64.2% of the total voting power, as of April 22, 2014. Accordingly, Mr. Saylor is able to control MicroStrategy through his ability to determine the outcome of elections of our directors, amend our certificate of incorporation and by-laws, and take other actions requiring the vote or consent of stockholders, including mergers, going-private transactions, and other extraordinary transactions and their terms.

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

Revenue recognition accounting pronouncements may materially adversely affect our reported results of operations

We continuously review our compliance with all new and existing revenue recognition accounting pronouncements. Depending upon the outcome of these ongoing reviews and the potential issuance of further accounting pronouncements, implementation guidelines, and interpretations, we may be required to modify our reported results, revenue recognition policies, or business practices, which could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not repurchase any equity securities registered by us pursuant to Section 12 of the Exchange Act. See Note 8, Treasury Stock, to the Consolidated Financial Statements in “Part I. Item 1. Financial Statements” for further information regarding the Company’s share repurchase plan.

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
Douglas K. Thede
Senior Executive Vice President &
Chief Financial Officer

Date: April 29, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 000-24435) and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-24435) and incorporated by reference herein).

4.1	Form of Certificate of Class A Common Stock of the registrant (filed as Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-24435) and incorporated by reference herein).

10.1†	Summary of Perquisites and Associated Other Compensation Arrangements for Named Executive Officers (filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 000-24435) and incorporated by reference herein).

10.2†	Summary of Director Fees and Perquisites and Associated Other Compensation Arrangements for Non-Employee Directors.

10.3†	Summary of 2014 Cash Bonus Arrangements for Michael J. Saylor, Jonathan F. Klein, and Paul N. Zolfaghari (set forth in Item 5.02 of the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on March 7, 2014 under the headings “2014 CEO Bonus Formula” and “2014 President Bonus Formulas” and incorporated by reference herein).

10.4†	Amendment No. 1 to the MicroStrategy Incorporated 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-24435) filed on April 28, 2014 and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors and Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Senior Executive Vice President & Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contracts and compensatory plans or arrangements